Form 10-Q
period 1998-09-30
AIMCO PROPERTIES LP
filed 1998-12-02
CIK 926660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number 0-24497



                             AIMCO PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                                    84-1275621
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                        (I.R.S. Employer Identification No.)
incorporation or organization)

1873 S. Bellaire Street, Suite 1700, Denver, Colorado                                 80222-4348
-------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                               (Zip Code)

                                 (303) 757-8101
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes         No  X
    ----       ----

                             AIMCO PROPERTIES, L.P.
                                    FORM 10-Q

                                      INDEX


                                                                                             PAGE
                                                                                             ----
PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of September 30, 1998
               (unaudited) and December 31, 1997                                               3

               Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 1998 and 1997 (unaudited)                            4

               Consolidated Statements of Cash Flow for the Nine Months
               Ended September 30, 1998 and 1997 (unaudited)                                   5

               Notes to Consolidated Financial Statements  (unaudited)                         9


      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                      18


      Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     31


PART II. OTHER INFORMATION


      Item 2.  Changes in Securities and Use of Proceeds                                      32


      Item 6.  Exhibits and Reports on Form 8-K                                               32

Signatures                                                                                    34

                             AIMCO PROPERTIES, L.P.
                           Consolidated Balance Sheets
                 As of September 30, 1998 and December 31, 1997
                      (In Thousands, Except Per Unit Data)


                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           1998              1997
                                                                                       -------------      ------------
                                                                                        (UNAUDITED)

ASSETS
Real estate, net of accumulated depreciation of $330,365 and $153,285                   $ 2,355,122       $ 1,503,922
Property held for sale                                                                       42,212             6,284
Investments in and notes receivable from unconsolidated subsidiaries                        127,082            84,459
Investments in and notes receivable from unconsolidated real estate
  Partnerships                                                                              246,847           212,150
Cash and cash equivalents                                                                    43,681            37,088
Restricted cash                                                                              83,187            24,229
Accounts receivable                                                                          11,545            28,656
Deferred financing costs                                                                     21,835            12,793
Goodwill, net of accumulated amortization of $4,854 and $522                                120,503           125,239
Other assets                                                                                 69,935            65,690
                                                                                        -----------       -----------
Total assets                                                                            $ 3,121,949       $ 2,100,510
                                                                                        ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL
Secured notes payable                                                                   $   774,676       $   681,421
Secured tax-exempt bond financing                                                           399,925            74,010
Unsecured short-term financing                                                               50,800              --
Secured short-term financing                                                                 50,000            53,099
                                                                                        -----------       -----------
Total indebtedness                                                                        1,275,401           808,530
                                                                                        -----------       -----------

Accounts payable, accrued and other liabilities                                             131,799            88,170
Resident security deposits and prepaid rents                                                 13,171            10,213
                                                                                        -----------       -----------
Total liabilities                                                                         1,420,371           906,913
                                                                                        -----------       -----------

Commitments and contingencies                                                                  --                --

Minority interests                                                                           42,086            36,335
Redeemable Partnership Units                                                                232,405           197,086

Partners' Capital

   General and Special Limited Partner                                                    1,039,525           827,280
   Preferred Units                                                                          387,562           134,579
   Accumulated other comprehensive losses                                                      --              (1,683)
                                                                                        -----------       -----------

Total partners' capital                                                                   1,427,087           960,176
                                                                                        -----------       -----------
Total liabilities and partners' capital                                                 $ 3,121,949       $ 2,100,510
                                                                                        ===========       ===========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.
                        Consolidated Statements of Income
                      (In Thousands, Except Per Unit Data)
                                   (Unaudited)


                                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                       ------------------------------   -------------------------------
                                                       SEPT. 30, 1998  SEPT. 30, 1997   SEPT. 30, 1998   SEPT. 30, 1997
                                                       --------------  --------------   --------------   --------------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                        $ 104,436        $ 47,364        $ 265,700        $ 127,083
Property operating expenses                                 (41,957)        (19,577)        (101,600)         (50,737)
Owned property management expense                            (3,033)         (1,610)          (7,746)          (4,344)
Depreciation                                                (25,503)         (8,802)         (59,792)         (23,848)
                                                          ---------        --------        ---------        ---------
Income from property operations                              33,943          17,375           96,562           48,154
                                                          ---------        --------        ---------        ---------

SERVICE COMPANY BUSINESS
Management fees and other income                              4,406           3,568           13,968            9,173
Management and other expenses                                (2,631)         (2,386)          (8,101)          (5,029)
Corporate overhead allocation                                  --              (147)            (196)            (441)
Other assets depreciation and amortization                     --               (75)              (3)            (236)
                                                          ---------        --------        ---------        ---------
Income from service company business                          1,775             960            5,668            3,467
Minority interests in service company business                 --                50             --                 48
                                                          ---------        --------        ---------        ---------
Company's share of income from service company
  Business                                                    1,775           1,010            5,668            3,515
                                                          ---------        --------        ---------        ---------

General and administrative expenses                          (3,341)           (624)          (7,444)          (1,408)
Interest expense                                            (21,978)        (12,755)         (56,756)         (33,359)
Interest income                                               6,894           3,117           18,244            4,458
Minority interest in other partnerships                        (536)           (212)          (1,052)            (777)
Equity in losses of unconsolidated partnerships                (396)            (84)          (5,078)            (463)
Equity in earnings of unconsolidated subsidiaries             2,804             542            8,413              456
Amortization of goodwill                                     (1,677)           (237)          (5,071)            (711)
                                                          ---------        --------        ---------        ---------
Income from operations                                       17,488           8,132           53,486           19,865
Extraordinary  item - early extinguishment of debt              --              --               --              (269)
Gain on disposition of properties                               257            (169)           2,783             (169)
                                                          ---------        --------        ---------        ---------
Net income
                                                          $  17,745        $  7,963        $  56,269        $  19,427
                                                          ---------        --------        ---------        ---------

Net income attributable to Preferred                      $   7,670        $    835        $  16,320        $     835
                                                          =========        ========        =========        =========

Unitholders

Net income attributable to OP Unitholders                 $  10,075        $  7,128        $  39,949        $  18,592
                                                          =========        ========        =========        =========



Net income                                                $  17,745        $  7,963        $  56,269        $  19,427
Other comprehensive income:
   Net unrealized gains on investment in securities            --             1,175             --              1,175
                                                          ---------        --------        ---------        ---------
Comprehensive income                                      $  17,745        $  9,138        $  56,269        $  20,602
                                                          =========        ========        =========        =========


Basic earnings per OP Unit                                $    0.19        $   0.25        $    0.80        $    0.77
                                                          =========        ========        =========        =========

Diluted earnings per OP Unit                              $    0.19        $   0.25        $    0.79        $    0.77
                                                          =========        ========        =========        =========


Weighted average OP Units outstanding                        52,896          27,969           50,420           23,648
                                                          =========        ========        =========        =========

Weighted average OP Units and OP Unit
   equivalents outstanding                                   53,523          28,154           50,544           24,314
                                                          =========        ========        =========        =========


Distributions paid per OP Unit                            $  0.5625        $ 0.4625        $  1.6875        $  1.3875
                                                          =========        ========        =========        =========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.
                      Consolidated Statements of Cash Flow
                                 (In Thousands)
                                   (Unaudited)


                                                                           FOR THE NINE       FOR THE NINE
                                                                           MONTHS ENDED       MONTHS ENDED
                                                                          SEPT. 30, 1998     SEPT. 30, 1997
                                                                          --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                  $  56,269         $  19,427
                                                                              ---------         ---------
  Adjustments to reconcile net income to net cash provided by
        Operating activities:
     Depreciation and amortization                                               67,344            26,595
     (Gain) loss on disposition of properties                                    (2,783)              169
     Minority interests                                                           1,052               777
     Equity in earnings of unconsolidated partnerships                            5,078               463
     Equity in earnings of unconsolidated subsidiaries                           (8,413)             (456)
     Extraordinary loss on early extinguishment of debt                            --                 269
     Changes in operating assets and operating liabilities                      (67,722)            6,191
                                                                              ---------         ---------
            Total adjustments                                                    (5,444)           34,008
                                                                              ---------         ---------
            Net cash provided by operating activities                            50,825            53,435
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of real estate                                                  (63,839)          (86,205)
       Additions to real estate                                                 (47,878)          (16,959)
       Proceeds from sale of property held for sale                              19,627               231
       Additions to property held for sale                                       (1,986)             (139)
       Purchase of general and limited partnership interests                    (27,016)          (67,393)
       Purchase of / additions to notes receivable                              (72,445)          (39,918)
       Proceeds from repayments of notes receivable                              21,562              --
       Distributions from investments in real estate partnerships
               and unconsolidated subsidiaries                                      513            38,000
       Cash received in connection with Ambassador Merger                         4,492              --
       Contribution to unconsolidated subsidiaries                              (13,032)             --
       Purchase of NHP common stock                                                --            (121,437)
       Purchase of investments held for sale                                     (4,935)          (19,881)
       Purchase of office equipment and leasehold improvements                     --              (1,113)
       Redemption of OP Units                                                      (516)             --
                                                                              ---------         ---------
            Net cash used in investing activities                              (185,453)         (314,814)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from secured notes payable borrowings                            44,252            94,111
       Principal repayments on secured notes payable                            (56,262)           (4,451)
       Principal repayments on secured tax-exempt bond financing                 (1,436)           (1,056)
       Repayments on secured short-term financing                               (30,693)         (258,922)
       Net borrowings on the Company's revolving credit facilities               33,237           140,680
       Payment of loan costs, net of proceeds from interest rate hedge           (5,727)            1,346
       Proceeds from issuance of OP Units and Preferred Units, net of
            underwriting and offering costs                                     253,239           343,960
       Repurchase of OP Units                                                   (10,972)             --
       Principal repayments received on notes due from officers on
             OP Unit purchases                                                    8,084            10,323
       Payment of OP Unit distributions                                         (73,322)          (28,135)
       Payment of distributions to limited partners                              (8,702)           (3,872)
       Payment of Preferred Unit distributions                                  (10,916)             --
       Payment of distributions to OP Unitholders                                (1,549)             --
       Proceeds from issuance of High Performance Units                           1,988              --
                                                                              ---------         ---------
            Net cash provided by financing activities                           141,221           293,984
                                                                              ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         6,593            32,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 37,088            13,170
                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  43,681         $  45,775
                                                                              =========         =========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.
                      Consolidated Statements of Cash Flow
                  (In Thousands, Except Share and OP Unit Data)



1998 NON CASH INVESTING AND FINANCING ACTIVITIES


PURCHASE OF REAL ESTATE

            Secured notes payable assumed in connection with purchase of real estate                            $  80,238
            Real estate purchased in exchange of 867,751 Partnership Units ("OP Units") of AIMCO
                 Properties, L.P. (the "Partnership")                                                              29,339
                                                                                                                ---------
                                                                                                                $ 109,577
                                                                                                                =========


PURCHASE OF AMBASSADOR APARTMENTS, INC.

In May 1998, the Company acquired all of the common stock of Ambassador Apartments, Inc. ("Ambassador"), par value $.01 per share, in exchange for 6,578,833 shares of AIMCO's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") with a recorded value of $251.3 million (see Note 3).

The aggregate purchase price consisted of the following:

                          Real estate                                          $   713,596
                          Investment in real estate partnerships                     2,290
                          Restricted cash                                           35,523
                          Accounts receivable                                        7,953
                          Deferred financing costs                                   4,359
                          Other assets                                               2,319
                          Secured notes payable                                     37,162
                          Secured tax-exempt bond financing                        334,881
                          Unsecured short-term financing                            31,550
                          Accounts payable, accrued and other liabilities            2,513
                          Resident security deposits and prepaid rents               8,898
                          Minority interests in other partnerships                   5,752
                          Partners' Capital                                        251,274


PROPERTY HELD FOR SALE

During the nine months ended September 30, 1998, the Company (as defined in Note
1) entered into sales agreements to sell four multifamily properties with a net book value of $42,106. These assets were reclassified to property held for sale.


RECEIPT OF NOTES PAYABLE FROM OFFICERS

During the nine months ended September 30, 1998, the Company issued notes receivable from officers for a total of $16,636 in connection with their purchase of 406,072 shares of Class A Common Stock. The notes receivable were contributed to the Partnership in exchange for 406,072 OP Units.


OTHER

During the nine months ended September 30, 1998, the Partnership issued an additional 194,208 OP Units with a recorded value of $4,045 in connection with the purchase of certain partnership interests.

                             AIMCO PROPERTIES, L.P.
                      Consolidated Statements of Cash Flow
                                   (Continued)
                  (In Thousands, Except Share and OP Unit Data)


During the nine months ended September 30, 1998, the Company obtained control of real estate partnerships that became consolidated. The non-cash effects are as follows:

            Real estate                                                         $ 22,089
            Secured notes payable                                                  4,679
            Investment in and notes receivable from real estate partnerships      16,683
            Accounts payable, accrued and other liabilities                          727

During the nine months ended September 30, 1998, AIMCO contributed certain assets and liabilities to unconsolidated subsidiaries and unconsolidated partnerships as follows:

                 Investment in unconsolidated subsidiaries                $ 34,300
                 Investment in unconsolidated partnerships                   3,361
                 Restricted cash                                               552
                 Accounts receivable                                        13,972
                 Other assets                                               18,719
                 Accounts payable, accrued and other liabilities            62,011


1997 NON CASH INVESTING AND FINANCING ACTIVITIES


PURCHASE OF REAL ESTATE

         Secured notes payable assumed in connection with purchase of real estate          $  63,446
         Real estate purchased in exchange for 1,897,794 OP Units                             55,906
                                                                                           ---------

                                                                                           $ 119,352
                                                                                           =========


PURCHASE OF 53.3% INTEREST IN NHP INCORPORATED

In May 1997, the Company acquired 2,866,071 shares of NHP Incorporated's ("NHP") common stock in exchange for 2,142,857 shares of AIMCO'S Class A Common Stock with a recorded value of $57,321. Subsequent to the purchase, the Company contributed the NHP common stock to AIMCO/NHP Holdings, Inc. ("ANHI"), an unconsolidated subsidiary formed in April 1997, in exchange for all of the shares of ANHI's nonvoting preferred stock, representing a 95% economic interest in ANHI.

Concurrently with this contribution, ANHI obtained a loan in the amount of $72,600, and used the proceeds from the loan to purchase 3,630,002 additional shares of NHP common stock. In August and September 1997, AIMCO purchased 5,717,000 shares of NHP common stock from ANHI for an aggregate purchase price of $114,397, and purchased an additional 434,049 shares of NHP common stock from third parties, pursuant to a stock purchase agreement. Upon the completion of these transactions, AIMCO and ANHI owned a combined total of 6,930,122 shares of NHP common stock, representing 53.3% of NHP's outstanding common stock as of September 30, 1997.

                             AIMCO PROPERTIES, L.P.
                      Consolidated Statements of Cash Flow
                                   (Continued)
                  (In Thousands, Except Share and OP Unit Data)



PURCHASE OF GENERAL AND LIMITED PARTNERSHIP INTERESTS, CAPTIVE INSURANCE SUBSIDIARY AND OTHER ASSETS

The historical cost of the assets and the liabilities assumed in connection with the purchase of NHP Partners, Inc., NHP Partners Two Limited Partners and their subsidiaries (the "NHP Real Estate Companies") were as follows:

                   Real estate, net                                                    $ 174,545
                   Investment in real estate partnerships                                 89,526
                   Restricted cash                                                         6,051
                   Accounts receivable                                                    12,743
                   Other assets                                                            3,347
                   Secured notes payable                                                (140,270)
                   Accounts payable, accrued and other liabilities                       (50,153)
                   Accrued management contract liability                                (106,615)
                   Resident security deposits and prepaid rent                            (1,025)


PROPERTY HELD FOR SALE

In the third quarter of 1997, the Company entered into contracts to sell five apartment communities with a net book value of $19,100. These assets were reclassified to property held for sale.


ISSUANCE OF NOTES RECEIVABLE DUE FROM OFFICERS

During the nine months ended September 30, 1997, the Company issued notes receivable from officers for a total of $33,700 in connection with their purchase of 1,125,000 shares of Class A Common Stock. The notes receivable were contributed to the Partnership in exchange for 1,125,000 OP Units.


OTHER

During the nine months ended September 30, 1997, the Company reclassified $1,323 of other assets to real estate as a purchase price allocation adjustment. In addition, the Company wrote off $4,065 of other assets allocable to limited partners in partnerships controlled by the Company, to minority interests.

During the nine months ended September 30, 1997, the Partnership issued an additional 198,218 OP Units with a recorded value of $6,653 in connection with the purchase of certain partnership interests in 1996.

During the nine months ended September 30, 1997, the Company recorded unrealized gains on investments held for sale of $1,175.

                             AIMCO PROPERTIES, L.P.
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)



NOTE 1 - ORGANIZATION

AIMCO Properties, L.P. (the " Partnership" and, together with AIMCO (as defined below), consolidated entities and majority-owned subsidiaries, the "Company"), a Delaware limited partnership, was formed on May 16, 1994 to conduct the business of acquiring, developing, leasing and managing multi-family apartment properties. Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), is the General Partner (through its wholly owned subsidiary, AIMCO-GP, Inc., a Delaware corporation) and Special Limited Partner (through its wholly owned subsidiary, AIMCO-LP, Inc., a Delaware corporation), as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., as amended (the "Agreement"), of the Partnership. In addition, AIMCO is the holder of all Partnership Preferred Units ("Preferred Units") outstanding in the Partnership. The Limited Partners of the Partnership are individuals or entities that own limited partnership units in the Partnership ("OP Units"). After holding the OP Units for one year, the Limited Partners have the right to redeem their OP Units for cash, subject to the prior right of AIMCO to elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Class A Common Stock, on a one-for-one ratio.

The Partnership, through its operating divisions and subsidiaries, was formed to hold and conduct substantially all of AIMCO's operations and manages the daily operations of AIMCO's business and assets. All employees are employees of the Partnership; AIMCO has no employees.

According to the terms of the Agreement, the capital structure of the Partnership, in terms of the OP Units owned by the General Partner, the Special Limited Partner and the Preferred Units outstanding, is generally required to replicate the capital structure of AIMCO, with the only difference being the Partnership has additional OP Units outstanding which are owned by the Limited Partners. Therefore, AIMCO is required to contribute to the Partnership all proceeds from offerings of its Class A Common Stock, preferred stock, or any other equity offerings. In addition, substantially all of AIMCO's assets must be owned through the Partnership; therefore, AIMCO is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, AIMCO receives additional interests in the Partnership with similar terms (i.e., if AIMCO contributes proceeds of a preferred stock offering, AIMCO receives Preferred Units).

AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in all of AIMCO's assets in the process of transfer to the Partnership.

At September 30, 1998, the Partnership had 54,143,507 OP Units outstanding, 750,000 Class B Preferred Units outstanding, 2,400,000 Class C Preferred Units outstanding, 4,200,000 Class D Preferred Units outstanding, 4,050,000 Class G Preferred Units outstanding, and 2,000,000 Class H Preferred Units outstanding.

As of September 30, 1998, the Partnership owned or controlled 57,561 units in 207 apartment properties (the "Owned Properties"), held an equity interest in 75,050 units in 481 apartment properties (the "Equity Properties") and managed 67,929 units in 355 apartment properties for third party owners and affiliates (the "Managed Properties" and, together with the Owned Properties and Equity Properties, the "AIMCO Properties"), bringing the total managed portfolio to 200,540 units in 1,043 apartment properties. The apartment properties are located in 42 states, the District of Columbia and Puerto Rico.

NOTE 2 - BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and Partnership subsidiaries and limited partnerships in which the Partnership has a controlling financial interest. Interests held by limited partners in real estate partnerships controlled by the Partnership are reflected as Minority Interests.

All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in Unconsolidated Subsidiaries

The Partnership has investments in numerous subsidiaries. Investments in entities in which the Partnership does not have control are accounted for under the equity method. Under the equity method, the Partnership's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings from unconsolidated subsidiaries.

Investments in and Notes Receivable from Real Estate Partnerships

The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in losses of unconsolidated partnerships.

Redeemable Partnership Units

The Partnership accounts for the outstanding common units not held by AIMCO as redeemable partnership units. These units are classified outside of permanent partners' capital in the accompanying balance sheet. The units are initially recorded at their fair value and subsequently adjusted based on the fair value at the balance sheet date as measured by the closing price of AIMCO's common stock on that date by the total number of units outstanding.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which provides guidance with respect to the calculation and presentation of comprehensive income. Comprehensive income includes all transactions affecting partners' capital, including the traditional measure of net income, and excluding contributions from and distributions to OP Unitholders. Under SFAS 130, companies are required to present comprehensive income and its components on the face of the income statement and as a component of partners' capital on the face of the balance sheet. As required, the Partnership adopted SFAS 130 as of January 1, 1998 and restated the components of partners' capital for prior periods.

Interim Information

The accompanying unaudited consolidated financial statements of the Partnership as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Registration Statement on Form 10/A. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.


NOTE 3 - REAL ESTATE

In May 1998, AIMCO acquired, through a merger, Ambassador Apartments, Inc. ("Ambassador"), resulting in the issuance of up to 6,578,833 shares of Class A Common Stock. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party. AIMCO contributed the assets and liabilities of Ambassador to the Partnership in exchange for 6,578,833 OP Units.

In addition to the merger with Ambassador, during the nine months ended September 30, 1998, the Partnership purchased 19 apartment communities containing 4,273 apartment units, as described below:

                 DATE                                                                     NUMBER
               ACQUIRED          PROPERTY                        LOCATION                OF UNITS
              ---------     ------------------            ---------------------         ----------

                 1/98         Crossings at Bell             Amarillo, TX                     160
                 2/98         Steeplechase                  Tyler, TX                        484
                 3/98         Casa Anita                    Phoenix, AZ                      224
                 3/98         San Marina                    Phoenix, AZ                      399
                 3/98         Cobble Creek                  Tucson, AZ                       301
                 3/98         Rio Cancion                   Tucson, AZ                       379
                 3/98         Sundown Village               Tucson, AZ                       330
                 4/98         Arbor Station                 Montgomery, AL                   264
                 4/98         Heather Ridge                 Arlington, TX                     72
                 5/98         Landmark                      Albuquerque, NM                  101
                 6/98         Citrus Grove                  Redlands, CA                     198
                 6/98         Villa La Paz                  Sun City, CA                      96
                 7/98         Sunset Village                Oceanside,CA                     114
                 7/98         Sunset Citrus                 Vista, CA                         97
                 7/98         Rancho Escondido              Escondido, CA                    334
                 8/98         Atrium                        Plantation, FL                   210
                 8/98         Colony                        Bradenton, FL                    166
                 9/98         Fisherman's Landing           Hillsborough County, FL          256
                 9/98         Sun Lake                      Brandon, FL                       88
                                                                                          ------
                                                                                           4,273
                                                                                          ======

The aggregate consideration paid by the Partnership of $886.1 million (including Ambassador) consisted of $153.2 million in cash, 867,751 OP Units to limited partners valued at $29.3 million, 6,578,833 OP Units to the Special Limited Partners valued at $251.3 million and the assumption of $452.3 million of secured long-term indebtedness. The cash portions of the acquisitions were funded with borrowings under the Partnership's revolving credit facilities.

During the nine months ended September 30, 1998, the Partnership sold two apartment communities containing an aggregate of 702 apartment units for aggregate sales price of $18.3 million, less selling costs of $0.3 million. The Partnership recognized aggregate gains of $3.4 million on the sales. The Partnership used the cash proceeds to pay down a portion of the outstanding balance on the BOA Credit Facility (as defined in Note 9) and to pay closing costs.

As of September 30, 1998, the Partnership's management has indicated its intent to sell six properties. Accordingly, these properties have been reclassified from real estate to property held for sale on the consolidated balance sheet.


NOTE 4 - INTEREST RATE LOCK AGREEMENTS

From time to time, the Partnership enters into interest rate lock agreements with major investment banking firms, in anticipation of refinancing debt. Interest rate lock agreements related to planned refinancing of identified variable rate indebtedness are accounted for as anticipatory hedges. Upon the refinancing of such indebtedness, any gain or loss associated with the termination of the interest rate lock agreement is deferred and recognized over the life of the refinanced indebtedness. In order for the interest rate lock to qualify as an anticipatory hedge, the following criteria must be met: (a) the refinance being hedged exposes the Partnership to interest rate risk; (b) the interest rate lock is designated as a hedge; (c) the significant characteristics and expected terms of the refinance are identified; and (d) it is probable that the refinance will occur. The Partnership believes that all four of the above qualifications have been met for interest rate lock agreements previously entered into. In the event that any of the above qualifications are not met, the interest rate lock agreement will not qualify as an anticipatory hedge, and any gain or loss realized on the interest rate lock agreement will be recognized in the current period's earnings.


NOTE 5 - COMMITMENTS

High Performance Units

In January 1998, the Partnership sold 15,000 Class I High Performance Partnership Units (the "High Performance Units") to a partnership owned by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the total return of AIMCO's Class A Common Stock (defined as dividend income plus share price appreciation), over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Total Return of AIMCO's Class A Common Stock satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing (i) the product of
(a) 15% of the amount by which the Total Return of AIMCO's Class A Common Stock over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Partnership's outstanding OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three-year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock, unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three-year term, the Partnership has not recorded any value to the High Performance Units. If the measurement period had ended September 30, 1998, the Excess Return would have been $16.5 million and the value of the High Performance Units would have been $2.5 million, and such High Performance Units would have had no dilutive effect on net income per unit.

NOTE 6 - PARTNERS' CAPITAL

Issuance of Preferred Units

During 1998, AIMCO issued the following:

                                                   NET           OPTION OF          ANNUAL        LIQUIDATION
                                 SHARES         PROCEEDS          REDEEM-        DISTRIBUTION      PREFERENCE
                     DATES       ISSUED        (MILLIONS)         ABLE ON            RATE             RATE
                   ---------   ---------      ------------     -------------     ------------     -----------

    Class D          Feb.,                                          Feb.,
Preferred Stock      1998      4,200,000         $ 101.5            2003          $  2.1875       $25 per unit

    Class G          Jul.,                                          Jul.,
Preferred Stock      1998      4,050,000         $  98.0            2008          $ 2.34375       $25 per unit

    Class H          Aug.,                                          Aug.,
Preferred Stock      1998      2,000,000         $  48.1            2003          $   2.375       $25 per unit

The proceeds were contributed by AIMCO to the Partnership and the Partnership issued to AIMCO the same number of economically equivalent Class D, G and H Preferred Units. On or after the above listed redemption dates, AIMCO may redeem shares of Class D, G or H Preferred Stock, in whole or in part, at a cash redemption price equal to 100% of the above listed Class D, G and H Liquidation Preferences plus all accrued and unpaid distributions to the date fixed for redemption. Upon any such redemption, an equivalent number of Class D, G and H Preferred Units shall be redeemed.

During the nine months ended September 30, 1998, AIMCO sold 442,126 shares of Class A Common Stock to certain members of AIMCO's management, at an average price of $36.90 per share. In payment for the stock, such members of management executed notes payable to AIMCO totaling $16.3 million, which bear interest at a fixed rate of 7.0% per annum, payable quarterly, and are due in ten years. The notes are secured by the stock purchased and are recourse as to 25% of the original amount borrowed. The notes receivable were contributed by AIMCO to the Partnership in exchange for 442,126 OP Units. During the nine months ended September 30, 1998, the Partnership received payments on notes payable from AIMCO's management of $8.1 million.

Warrants

On December 2, 1997, AIMCO issued warrants (the "Oxford Warrants") exercisable to purchase up to an aggregate of 500,000 shares of Class A Common Stock at $41 per unit. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation ("Oxford"), in connection with the amendment of certain agreements pursuant to which the Partnership manages properties controlled by Oxford or its affiliates. The actual number of shares of Class A Common Stock for which the Oxford Warrants will be exercisable is based on certain performance criteria with respect to the Company's management arrangement with Oxford for each of the five years ending December 31, 2001. The Oxford Warrants are exercisable for six years after the determination of such criteria for each of the five years. The Oxford Warrants were valued at $1.2 million using the "Black-Scholes" model, which was additional consideration paid to acquire the property management contracts related to the properties controlled by Oxford or its affiliates. The Oxford Warrants were issued in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2).

Unit Repurchases

During the nine months ended September 30, 1998, the Partnership repurchased 299,600 OP Units from AIMCO and, in turn, AIMCO repurchased 299,600 shares of Class A Common Stock on the open market for $11.0 million, or an average price of $36.68 per share.

NOTE 7 - EARNINGS PER OP UNIT

The following table illustrates the calculation of basic and diluted earnings per OP Unit for the three and nine months ended September 30, 1998 and 1997 (in thousands, except per unit data):

                                                         THREE MONTHS ENDED  THREE MONTHS ENDED
                                                            SEPT. 30, 1998      SEPT. 30, 1997
                                                         ------------------  ------------------

Numerator:
Net income                                                    $   17,745         $    7,963
Preferred unit distributions                                      (7,670)              (835)
                                                              ----------         ----------
Numerator for basic and diluted earnings per OP Unit -
   Income attributable to OP Unitholders                      $   10,075         $    7,128
                                                              ==========         ==========

Denominator:
Denominator  for basic earnings per OP Unit - weighted
  Average number of shares of OP Units outstanding                52,896             27,969
Effect of dilutive securities                                        627                185
                                                              ----------         ----------
Denominator for dilutive earnings per OP Unit                     53,523             28,154
                                                              ==========         ==========

Basic earnings per common OP Unit:
  Operations                                                  $     0.18         $     0.26
  Gain on disposition of properties                                 0.01              (0.01)
  Extraordinary item                                                --                 --
                                                              ----------         ----------
  Total                                                       $     0.19         $     0.25
                                                              ==========         ==========

Diluted earnings per OP Unit:
  Operations                                                  $     0.18         $     0.26
  Gain on disposition of properties                                 0.01              (0.01)
  Extraordinary item                                                --                 --
                                                              ----------         ----------
  Total                                                       $     0.19         $     0.25
                                                              ==========         ==========


                                                         NINE MONTHS ENDED  NINE MONTHS ENDED
                                                           SEPT. 30, 1998     SEPT. 30, 1997
                                                         -----------------  -----------------

Numerator:
Net income                                                   $   56,269         $   19,427
Preferred Unit distributions                                    (16,320)              (835)
                                                             ----------         ----------
Numerator for basic and diluted  earnings per OP Unit
  Income attributable to OP Unitholders                      $   39,949         $   18,592
                                                             ==========         ==========

Denominator:
Denominator for basic earnings per OP Unit - weighted
  Average number of OP Units outstanding                         50,420             23,648
Effect of dilutive securities                                       124                666
                                                             ----------         ----------
Denominator for dilutive earnings per OP Unit                    50,544             24,314
                                                             ==========         ==========

Basic earnings per OP Unit:
  Operations                                                 $     0.74         $     0.79
  Gain on disposition of properties                                0.06              (0.01)
  Extraordinary item                                               --                (0.01)
                                                             ----------         ----------
  Total                                                      $     0.80         $     0.77
                                                             ==========         ==========

Diluted earnings per OP Unit:
  Operations                                                 $     0.73         $     0.79
  Gain on disposition of properties                                0.06              (0.01)
  Extraordinary item                                               --                (0.01)
                                                             ----------         ----------
  Total                                                      $     0.79         $     0.77
                                                             ==========         ==========

NOTE 8 - PRO FORMA FINANCIAL STATEMENTS

During the nine months ended September 30, 1998, the Company purchased Ambassador. During the nine months ended September 30, 1997, the Company purchased the NHP Real Estate Companies and, through an unconsolidated subsidiary, purchased a 53.3% interest in NHP Incorporated ("NHP"). The following unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, have been prepared as if the above described transactions had occurred at the beginning of the period being reported on. The following Pro Forma Financial Information is based, in part, on the following historical financial statements: (i) the unaudited financial data of the Company for the nine months ended September 30, 1998 and 1997; (ii) the unaudited Consolidated Financial Statements of Ambassador for the four months ended April 30, 1998 and the nine months ended September 30, 1997; (iii) the unaudited Consolidated Financial Statements of NHP for the nine months ended September 30, 1997 (which have been restated to reflect NHP's subsidiary, WMF Group Ltd., as a discontinued operation), and (iv) the unaudited Combined Financial Statements of the NHP Real Estate Companies for the five months ended May 31, 1997.

The pro forma financial statements are not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.


                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Unit Data)
                                   (UNAUDITED)


                                                         FOR THE NINE      FOR THS NINE
                                                         MONTHS ENDED      MONTHS ENDED
                                                        SEPT. 30, 1998    SEPT. 30, 1997
                                                        --------------    --------------

Rental property operations                                 $ 109,315         $  74,988
Partnerships share of income from service
  company business                                             5,668             1,999
Net income                                                 $  59,942         $  17,500
                                                           =========         =========

Net income attributable to Preferred Unitholders           $  16,320         $     835
                                                           =========         =========

Net income attributable to OP Unitholders                  $  43,622         $  16,665
                                                           =========         =========

Basic earnings per OP Unit                                 $    0.79         $    0.53
                                                           =========         =========
Diluted earnings per OP Unit                               $    0.79         $    0.53
                                                           =========         =========

Weighted average OP Units outstanding                         55,036            31,223
                                                           =========         =========
Weighted average OP Units and OP Unit equivalents
    Outstanding                                               55,250            31,889
                                                           =========         =========

NOTE 9 - SUBSEQUENT EVENTS

Insignia Merger

On October 1, 1998, AIMCO, through a merger, acquired all of the multifamily business of Insignia Financial Group, Inc., a Delaware corporation ("Insignia") (the "Insignia Merger"). As merger consideration, AIMCO issued to former Insignia stockholders 8.4 million shares of its Class E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock") and reserved an additional 0.5 million shares for options and warrants, in the aggregate. In addition, approximately $531 million in outstanding debt and other liabilities of Insignia and its subsidiaries became obligations of AIMCO and its subsidiaries. AIMCO contributed the substantial majority of the assets and liabilities acquired in the Insignia Merger to the Partnership in exchange for 8.4 million Class E Preferred Units, which are the substantial economic equivalent of Class E Preferred stock.

Holders of Class E Preferred Stock, which have the same rights as holders of Class E Preferred Units, will be entitled to receive the same cash dividends per share as holders of Class A Common Stock. In addition, holders of Class E Preferred Stock, on the record date for payment to be set by AIMCO's board of directors, will be entitled to receive a special distribution in an aggregate amount of $50 million (the "Special Dividend"). After January 15, 1999, if any portion of the Special Dividend or any other dividend has yet to be declared and paid to the holders of Class E Preferred Stock, no dividends may be declared or paid or set apart for payment by AIMCO on the Class A Common Stock.

On the close of business on the day on which the Special Dividend (or any remaining unpaid portion thereof) is paid to the holders of the Class E Preferred Stock, each share of Class E Preferred Stock will be automatically converted into one share of Class A Common Stock without any action on the part of AIMCO or the holders of such share of Class E Preferred Stock (the "Conversion Date"). If AIMCO at any time following the consummation of the Insignia Merger pays a dividend or makes a distribution, subdivides, combines, reclassifies, issues rights, options or warrants or makes any other distribution in securities in relation to its outstanding Class A Common Stock, then AIMCO will contemporaneously do the same with respect to the Class E Preferred Stock.

In addition to the issuance of the Class E Preferred Stock, on October 1, 1998, the Company entered into a $300 million senior unsecured interim term loan agreement with an affiliate of Lehman Brothers, Inc. (the "Interim Term Loan Agreement"). The term loan matures in one year and bears interest at a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Company used the proceeds to refinance existing indebtedness outstanding of Insignia at the time of the merger.

IPT Merger Agreement

As a result of the Insignia Merger and contributions by AIMCO, the Partnership currently owns approximately 30% of the outstanding units of partnership interest of Insignia Properties, L.P., a Delaware limited partnership ("IPLP"). In addition, AIMCO owns approximately 51% of the outstanding shares of beneficial interest of Insignia Properties Trust, a Maryland REIT ("IPT"). As of September 30, 1998, IPLP primarily owns general and limited partnership interests in real estate limited partnerships that own an aggregate of 339 Properties. AIMCO and IPT have entered into a merger agreement, dated as of October 1, 1998 (the "IPT Merger Agreement"), pursuant to which IPT will merge with AIMCO, or one of its subsidiaries (the "IPT Merger"). The IPT Merger is expected to close in January 1999. As a result of the IPT Merger, AIMCO will acquire the remaining approximately 70% interest in IPLP that is currently owned by IPT. AIMCO will contribute the 70% interest in IPLP to the Partnership in exchange for OP Units. Subsequent to the IPT Merger and contribution by AIMCO, the Partnership will own 100% of IPLP.

Issuance of Units

In November 1998, AIMCO issued 1,000,000 shares of Class J Cumulative Convertible Preferred Stock, par value $0.01 per share ("Class J Preferred Stock") in a private placement for $100.0 million. AIMCO contributed the proceeds to the Partnership in exchange for 1,000,000 Class J Cumulative Convertible Preferred Units (the "Class J Preferred Units"). In addition, the Partnership purchased 250,000 shares of Class J Preferred Stock from AIMCO in exchange for a note payable of $25 million and issued an additional 250,000 Class J Preferred units to AIMCO. The holders of Class J Preferred Stock shall be entitled to receive, when and as declared by the AIMCO board of directors, dividends equal to (i) 7% per annum of the per share Liquidation Preference for the period beginning on and including the Issue Date and lasting until November 15, 1998; (ii) 8% per annum of the per share Liquidation Preference for the period beginning on and including November 15, 1998 and lasting until November 15, 1999; (iii) 9% per annum of the per share Liquidation Preference for the period beginning on and including November 15, 1999 and lasting until November 15, 2000; (iv) 9.5% per annum of the per share Liquidation Preference thereafter. Such dividends shall be cumulative from the Issue Date, whether or not in any Dividend Period or Periods such dividends shall be declared or there shall be funds of the Company legally available for the payment of such dividends. AIMCO may convert any or all of the Class J Preferred Stock into Class A Common Stock at a conversion price of $40 (equivalent to a conversion rate of 2.5 shares of Class A Common Stock for each share of Class J Preferred Stock) (a) after November 6, 2002, if the market price of the Class A Common Stock in the five most recent Trading Days is equal to or greater than $40 or;
(b) at any time on or prior to November 6, 2002, if the Internal Rate of Return exceeds 12.5%.

Purchase of Properties:

Subsequent to September 30, 1998, the Partnership purchased one multifamily property with a total of 219 units for total consideration of $8.1 million, consisting of $8.1 million in cash. The multifamily property is located in Arizona.

Distribution Declared

On October 22, 1998, the AIMCO-GP, Inc. board of directors and AIMCO, as the General Partner, declared a cash distribution of $0.5625 per unit of OP Unit for the quarter ended September 30, 1998, payable on November 13, 1998 to OP Unitholders of record on November 6, 1998.

The AIMCO-GP, Inc. board of directors and AIMCO, as the General Partner, also declared a cash distribution of $0.225 per unit on the Class E Preferred Units for the period from October 1, 1998 through November 6, 1998, the record date for the Class E Preferred Unit. The distribution was paid on November 13, 1998.

Revised Debt Agreement

On October 1, 1998, the Company amended and restated its credit agreement with Bank of America National Trust and Savings Association ("Bank of America") and BankBoston, N.A. The credit agreement was further amended on November 6, 1998 (the "First Amendment"). The credit agreement now provides a revolving credit facility of up to $100 million, including a swing line of up to $30 million (collectively with the First Amendment, the "BOA Credit Facility").

The Partnership is the borrower under the BOA Credit Facility, but all obligations thereunder are guaranteed by AIMCO and certain subsidiaries. The annual interest rate under the BOA Credit Facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 1.25% and 2.0% in the case of LIBOR-based loans, and between negative 0.25% and positive 0.5% in the case of base rate loans, depending upon a ratio of the Company's consolidated unsecured indebtedness to the value of certain unencumbered assets. The BOA Credit Facility matures on September 30, 1999 unless extended, at the discretion of the lenders. The BOA Credit Facility provides for the conversion of the revolving facility into a three-year term loan. The availability of funds to the Company under the BOA Credit Facility is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants contained in the BOA Credit Facility require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, an interest coverage ratio of 2.25 to 1.0 and a fixed charge coverage ratio of at least 1.6 to 1.0 through December 31, 1998, 1.7 to 1.0 from January 1, 1999 through June 30, 1999, and 1.8 to 1.0 thereafter. In addition, the BOA Credit Facility limits the Company from distributing more than 80% of its Funds From Operations (as defined) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT) to holders of OP Units, imposes minimum net worth requirements and provides other financial covenants related to certain unencumbered assets.

                             AIMCO PROPERTIES, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of September 30, 1998, the Company owned or controlled 57,561 units in 207 apartment properties (the "Owned Properties"), held an equal interest in 75,050 units in 481 apartment properties (the "Equity Properties") and managed 67,929 units in 355 apartment properties for third party owners and affiliates (the "Managed Properties" and, together with the Owned Properties and Equity Properties, the "AIMCO Properties"), bringing the total managed portfolio to 200,540 units in 1,043 apartment properties. The apartment communities are located in 42 states, the District of Columbia and Puerto Rico.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to: financing risks, including the risk that the Partnership's cash flow from operations may be insufficient to meet required payments of principal and interest on its debt; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including the failure of acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the financial statements and the notes thereto, as well as the risk factors described in documents the Partnership files from time to time with the Securities and Exchange Commission.



RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

NET INCOME

The Company recognized net income of $51.8 million for the nine months ended September 30, 1998, compared to $16.8 million for the nine months ended September 30, 1997. The increase in net income of $35.0 million, or 208%, was primarily the result of a significant increase in the number of owned properties and a significant increase in investments in unconsolidated subsidiaries and real estate partnerships during 1997 (the "1997 Acquisitions"), and the acquisition of Ambassador and the purchase of nineteen properties during the first nine months of 1998 (the "1998 Acquisitions"). The increase in net income was partially offset by the sale of five properties in 1997 (the "1997 Sold Properties") and two properties in 1998 (the "1998 Sold Properties"), increased real estate depreciation, increased goodwill amortization and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.

RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Owned Properties totaled $265.7 million for the nine months ended September 30, 1998, compared to $127.1 million for the nine months ended September 30, 1997, an increase of $138.6 million, or 109%. Rental and other property revenues consisted of the following (dollars in thousands):

                                                          NINE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPT. 30, 1998             SEPT. 30, 1997
                                                          -----------------           -----------------

      "Same store" properties                                 $ 105,076                   $ 100,670
      1997 Acquisitions                                         101,034                      15,299
      1998 Acquisitions                                          53,314                          --
      1997 Sold Properties                                           --                       2,491
      1998 Sold Properties                                          952                       2,497

      Properties in lease-up after the completion
          of an expansion or renovation                           5,324                       6,126
                                                              ---------                   ---------
      Total                                                   $ 265,700                   $ 127,083
                                                              =========                   =========

Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $101.6 million for the nine months ended September 30, 1998, compared to $50.7 million for the nine months ended September 30, 1997, an increase of $50.9 million or 100%. Operating expenses consisted of the following (dollars in thousands):

                                                            NINE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPT. 30, 1998             SEPT. 30, 1997
                                                            -----------------          -----------------

       "Same store" properties                                   $  43,359                  $ 44,887
       1997 Acquisitions                                            39,420                     1,486
       1998 Acquisitions                                            16,381                        --
       1997 Sold Properties                                             --                     1,154
       1998 Sold Properties                                            500                     1,101
       Properties in lease-up after the completion
           of an expansion or renovation                             1,940                     2,109
                                                                 ---------                  --------
       Total                                                     $ 101,600                  $ 50,737
                                                                 =========                  ========

Owned property management expenses, representing the costs of managing the Owned Properties, totaled $7.7 million for the nine months ended September 30, 1998, compared to $4.3 million for the nine months ended September 30, 1997, an increase of $3.4 million, or 79%. The increase resulted from the acquisition of properties in 1997 and 1998.


SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $5.7 million for the nine months ended September 30, 1998, compared to $3.5 million for the nine months ended September 30, 1997. The increase in service company business income of $2.2 million was due to increased management and other fees from the acquisition of partnership interests and properties, and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $1.4 million for the nine months ended September 30, 1997 to $7.4 million for the nine months ended September 30, 1998, a 429% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997 and the merger with Ambassador in May 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

Interest expense, which includes the amortization of deferred financing costs, totaled $56.8 million for the nine months ended September 30, 1998, compared to $33.4 million for the nine months ended September 30, 1997, an increase of $23.4 million, or 70%. The increase consists of the following (dollars in thousands):

           Interest expense on secured short-term and long-term
             indebtedness incurred in connection with the 1997
             Acquisitions                                                  $ 15,951
           Interest expense on secured and unsecured short-term and
             long-term indebtedness incurred in connection with the 1998
             Acquisitions                                                     7,073
           Increase in interest expense on the Company's other
             Indebtedness                                                       373
                                                                           --------
           Total increase                                                  $ 23,397
                                                                           ========


INTEREST INCOME

Interest income totaled $18.2 million for the nine months ended September 30, 1998, compared to $4.5 million for the nine months ended September 30, 1997. The increase of $13.8 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company recognized net income of $16.6 million for the three months ended September 30, 1998, compared to $7.0 million for the three months ended September 30, 1997. The increase in net income of $9.6 million, or 137%, was primarily the result of the 1997 Acquisitions and the 1998 Acquisitions. The increase in net income was partially offset by the 1997 Sold Properties and the 1998 Sold Properties, increased real estate depreciation, increased goodwill amortization and increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above. These factors are discussed in more detail in the following paragraphs.


RENTAL PROPERTY OPERATIONS

Rental and other property revenues from the Owned Properties totaled $104.4 million for the three months ended September 30, 1998, compared to $47.4 million for the three months ended September 30, 1997, an increase of $57.0 million, or 120%. Rental and other property revenues consisted of the following (dollars in thousands):

                                                              THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                SEPT. 30, 1998             SEPT. 30, 1997
                                                              ------------------         ------------------

   "Same store" properties                                          $  35,302                   $ 33,998
   1997 Acquisitions                                                   33,341                      9,292
   1998 Acquisitions                                                   33,773                         --
   1997 Sold Properties                                                    --                      1,291
   1998 Sold Properties                                                   202                        839
   Properties in lease-up after the completion of an
   expansion or renovation                                              1,818                      1,944
                                                                    --------                   --------
   Total                                                            $ 104,436                   $ 47,364
                                                                    ========                   ========

Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $42.0 million for the three months ended September 30, 1998, compared to $19.5 million for the three months ended September 30, 1997, an increase of $22.5 million or 115%. Operating expenses consisted of the following (dollars in thousands):

                                                             THREE MONTHS ENDED        THREE MONTHS ENDED
                                                               SEPT. 30, 1998            SEPT. 30, 1997
                                                             ------------------        ------------------

    "Same store" properties                                         $ 15,305                  $ 15,824
    1997 Acquisitions                                                 13,979                     2,043
    1998 Acquisitions                                                 11,842                        --
    1997 Sold Properties                                                  --                       602
    1998 Sold Properties                                                 126                       401
    Properties in lease-up after the completion of an

        expansion or renovation                                          705                       707
                                                                    --------                  --------
    Total                                                           $ 41,957                  $ 19,577
                                                                    ========                  ========

Owned property management expenses, representing the costs of managing the Owned Properties, totaled $3.0 million for the three months ended September 30, 1998, compared to $1.6 million for the three months ended September 30, 1997, an increase of $1.4 million, or 88%. The increase resulted from the acquisition of properties in 1997 and 1998.


SERVICE COMPANY BUSINESS

The Company's share of income from the service company business was $1.8 million for the three months ended September 30, 1998, compared to $1.0 million for the three months ended September 30, 1997. The increase in service company business income of $0.8 million was due to increased management and other expenses from the acquisition of partnership interests, and properties, and the acquisition of a captive insurance subsidiary in connection with the acquisition of the NHP Real Estate Companies in June 1997.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $0.6 million for the three months ended September 30, 1997 to $3.3 million for the three months ended September 30, 1998, a 450% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997 and the merger with Ambassador in May 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

Interest expense, which includes the amortization of deferred financing costs, totaled $22.0 million for the three months ended September 30, 1998, compared to $12.8 million for the three months ended September 30, 1997, an increase of $9.2 million, or 72%. The increase consists of the following (dollars in thousands):

                 Interest expense on secured short-term and long-term
                   indebtedness incurred in connection with the 1997
                   Acquisitions                                                  $ 5,352
                 Interest expense on secured and unsecured short-term and
                   long-term indebtedness incurred in connection with the 1998
                   Acquisitions                                                    3,593
                 Increase in interest expense on the Company's other
                   Indebtedness                                                      278
                                                                                 -------
                 Total increase                                                  $ 9,223
                                                                                 =======


INTEREST INCOME

Interest income totaled $6.9 million for the three months ended September 30, 1998, compared to $3.1 million for the three months ended September 30, 1997. The increase of $3.8 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.


LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term liquidity requirements, including property acquisitions, tender offers, refinancing of short-term debt, funds needed to purchase shares of Insignia under the Call Agreements, the merger with IPT and funds needed for the Special Dividend, with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term indebtedness (including indebtedness under the BOA Credit Facility, the WMF Credit Facility and the Interim Term Loan Agreement), the issuance of debt securities, OP Units or equity securities in public offerings or private placements, and cash generated from operations. In April 1997, AIMCO filed a shelf registration statement with the SEC that registered $1.0 billion of securities for sale on a delayed or continuous basis. The shelf registration statement was declared effective in May 1997. As of September 30, 1998, the Company had issued common and preferred stock thereunder and received gross proceeds of approximately $731.8 million.

At September 30, 1998, the Company had $43.7 million in cash and cash equivalents. In addition, the Company had $83.2 million of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, and distributions paid to the partners. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facilities for general corporate purposes and to fund investments on an interim basis.

On October 1, 1998, the Company amended and restated its credit agreement with Bank of America National Trust and Savings Association ("Bank of America") and BankBoston, N.A. The credit agreement now provides a revolving credit facility of up to $100 million, including a swing line of up to $30 million (the "BOA Credit Facility"). The Company had outstanding borrowings under the BOA Credit Facility of $50.8 million as of September 30, 1998 (See Note 9).

In February 1998, the Partnership, as borrower, and AIMCO and certain single asset wholly owned subsidiaries of the Partnership (the "Owners"), as guarantors, entered into a five-year, $50 million secured revolving credit facility agreement (the "WMF Credit Facility") with Washington Mortgage Financial Group, Ltd. ("Washington Mortgage"), which provides for the conversion of all or a portion of such revolving credit facility to a term facility. The Company had outstanding borrowings under the WMF Credit Facility of $50.0 million as of September 30, 1998.

In October 1998, the Partnership and AIMCO entered into a $300 million Interim Term Loan Agreement with an affiliate of Lehman Brothers, Inc. The term loan matures in one year and bears interest at a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Company is subject to certain customary restrictions, including compliance with financial and other covenants thereunder. The Company used the proceeds to refinance existing outstanding indebtedness of Insignia at the time of the merger.

From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the purchase price for such interests. Cash payments made in connection with such acquisitions totaled $27.0 million for the nine months ended September 30, 1998.

In November 1998, the Company issued 1,000,000 shares of Class J Preferred Stock in a private placement for $100.0 million. AIMCO contributed the proceeds to the Partnership in exchange for 1,000,000 Class J Preferred Units. In addition, the Partnership purchased 250,000 shares of Class J Preferred Stock from AIMCO in exchange for a note payable of $25 million and issued an additional 250,000 Class J Preferred Units to AIMCO. The holders of Class J Preferred Stock shall be entitled to receive, when and as declared by the AIMCO board of directors, dividends equal to (i) 7% per annum of the per share Liquidation Preference for the period beginning on and including the Issue Date and lasting until November 15, 1998; (ii) 8% per annum of the per share Liquidation Preference for the period beginning on and including November 15, 1998 and lasting until November 15, 1999; (iii) 9% per annum of the per share Liquidation Preference for the period beginning on and including November 15, 1999 and lasting until November 15, 2000; (iv) 9.5% per annum of the per share Liquidation Preference thereafter. Such dividends shall be cumulative from the Issue Date, whether or not in any Dividend Period or Periods such dividend shall be declared or there shall be funds of the Company legally available for the payment of such dividends. AIMCO may convert any or all of the Class J Preferred Stock into Class A Common Stock at a conversion price of $40 (equivalent to a conversion rate of 2.5 shares of Class A Common Stock for each share of Class J Preferred Stock) (a) after November 6, 2002, if the market price of the Class A Common Stock in the five most recent Trading Days is equal to or greater than $40 or;
(b) at any time on or prior to November 6, 2002, if the Internal Rate of Return exceeds 12.5%.


CAPITAL EXPENDITURES

The Company expects to incur initial capital expenditures (spending to increase a property's revenue potential including renovations, developments and expansions) of approximately $71.4 million during the year ended December 31, 1998 on all Owned and Equity Properties. For the nine months ended September 30, 1998, the Company has spent $33.0 million for capital replacements and initial capital expenditures. The Company reserves $300 per apartment unit per annum for capital replacements, which totaled $10.9 million for the nine months ended September 30, 1998. Initial capital expenditures and capital enhancements will be funded with cash from operating activities and borrowings under the Company's revolving credit facilities.

FUNDS FROM OPERATIONS

The Company measures its economic profitability based on Funds From Operations ("FFO"). The Company's management believes that FFO provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for amortization of management company goodwill, the non-cash, deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of distributions on Preferred Units. FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

              THE BALANCE OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

For the three and nine months ended September 30, 1998 and 1997, the Company's FFO was as follows (dollars in thousands):

                                                        THREE MONTHS       THREE MONTHS       NINE MONTHS          NINE MONTHS
                                                            ENDED             ENDED              ENDED                ENDED
                                                       SEPT. 30, 1998     SEPT. 30, 1997     SEPT. 30, 1998       SEPT. 30, 1997
                                                       --------------     --------------     --------------       --------------

OPERATING ACTIVITIES
Net income                                                 $ 17,745           $  7,963          $  56,269           $ 19,427
Extraordinary item - early extinguishment of Debt              --                 --                 --                  269
(Gain) losses on disposition of properties                     (257)               169             (2,783)               169
Real estate depreciation, net of minority
  Interest in other partnerships                             24,477              7,802             56,900             21,052
Amortization of goodwill                                      2,350                237              7,077                711
Equity in earnings of other partnerships:
  Real estate depreciation                                    8,248              2,084             17,379              2,781
Equity in earnings of unconsolidated
  Subsidiaries:
  Real estate depreciation                                     --                1,426               --                2,689
  Deferred taxes                                              1,843              1,290              6,134              2,164
Amortization of recoverable amount of
  Management contracts and goodwill                           1,113                280              4,201                430
Preferred Unit distributions                                 (6,285)              --              (12,296)              --
Funds From Operations (FFO)                                $ 49,234           $ 21,251          $ 132,881           $ 49,692
                                                           ========           ========          =========           ========
Weighted average number of OP Units OP Unit
  Equivalents, and Preferred Units
  convertible to OP Units                                    55,986             29,679             53,007             24,347
                                                           ========           ========          =========           ========

For the nine months ended September 30, 1998 and 1997, net cash flows were as follows (dollars in thousands):

                                                                         1998         1997
                                                                      ----------   ----------

                        Cash flow provided by operating activities    $   50,825   $   53,435
                        Cash flow used in investing activities          (185,453)    (314,814)
                        Cash flow provided by financing activities       141,221      293,984
                                                                      ==========   ==========


CONTINGENCIES

HUD Approvals and Enforcement

A significant number of affordable units included in the AIMCO Properties are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). Under its regulations, HUD reserves the right approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with a 10% or greater interest, officers and directors) in connection with the acquisition of a property or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition and management of additional HUD-assisted properties. In the event of instances of unsatisfactory performance or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 clearance system. If one or more flags have been entered, a decision whether to grant 2530 clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C. (the "2530 Committee"). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated (a company acquired by AIMCO in December 1997) ("NHP") in years prior, HUD believes that the 2530 Committee must review any application for 2530 clearance filed by the Company. As of September 30, 1998, one flag was in the 2530 system with respect to the Company in connection with a subpoena received by NHP in October 1997 from the Inspector General of HUD.

The Inspector General's subpoena requested documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multifamily projects in exchange for or in connection with property management of a HUD project. The Company believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of the Company's acquisitions of property management rights for HUD projects, may be responsive to the subpoena. The Company is in the process of complying with the subpoena and has provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. The Company believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for the Company and the U.S. Attorney for the Northern District of California entered into a tolling agreement related to certain civil claims the government may have against the Company. Although no action has been initiated against the Company or, to the Company's knowledge, any owner of a HUD property managed by the Company, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse effect on the Company's results of operations.

HUD also has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation ("LDP") by any HUD office or nationwide for violations of HUD regulatory requirements. In June 1997, the St. Louis HUD field office issued an LDP to NHP as a result of a physical inspection and mortgage default at one property owned and managed by NHP-related companies. Although the LDP expired by its terms in June 1998, the Company entered into a settlement agreement with HUD which includes aggregate payments to HUD of approximately $533,000 and resolution of all issues involving four properties in the St. Louis metropolitan area. Because an LDP is prospective, existing HUD agreements were not, and are not, affected.

The Company believes that the national office will continue to apply the clearance process to large management portfolios such as the Company's with discretion and flexibility. While there can be no assurance, the Company believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition. However, on September 29, 1998, the 2530 Committee deferred action on three of the Company's 2530 applications for up to 120 days pending receipt of further information regarding the HUD Inspector General's inquiry with AIMCO regarding past practices of NHP. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from new affordable properties may be impaired.


Possible Environmental Liabilities

Under Federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate and clean up a release of hazardous substances at such property, and may, under such laws and common law, be held liable for property damage and other costs incurred by third parties in connection with such releases. The liability under certain of these laws has been interpreted to be joint and several unless the harm is divisible or there is a reasonable basis for allocation of responsibility. The failure to remediate the property properly may also adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. In connection with its ownership, operation or management of the AIMCO Properties, the Company could be potentially liable for environmental liabilities or costs associated with its properties or properties it may in the future acquire or manage.

Certain Federal, state and local laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when those materials are in poor condition or in the event of building remodeling, renovation or demolition; impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws also impose liability for a release of ACMs and may enable third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation or management of properties, the Company could be potentially liable for those costs. There are ACMs at certain of the Owned Properties, and there may be ACMs at certain of the other AIMCO Properties. The Company has developed and implemented operations and maintenance programs, as appropriate, that establish operating procedures with respect to the ACMs at most of the Owned Properties, and intends to develop and implement, as appropriate, such programs at AIMCO Properties that do not have such programs.

Certain of the Company's Owned Properties, and some of the other AIMCO Properties, are located on or near properties that contain or have contained underground storage tanks or on which activities have occurred which could have released hazardous substances into the soil or groundwater. There can be no assurances that such hazardous substances have not been released or have not migrated, or in the future will not be released or will not migrate, onto the AIMCO Properties.

All of the Owned Properties were subject to Phase I or similar environmental audits by independent environmental consultants prior to acquisition. The audits did not reveal, nor is the Company aware of, any environmental liability relating to such properties that would have a material adverse effect on the Company's business, assets or results of operations. However, such audits involve a number of judgments and it is possible that such audits did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. In addition, the Managed Properties may not have been subject to Phase I or similar environmental audits by independent environmental consultants. While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations relating to the Managed Properties, for which audits are not available, there can be no assurance that material environmental liabilities of which the Company is unaware do not exist at such properties.

In October 1997, NHP received a letter ("the EPA Letter") from the U.S. Department of Justice ("DOJ") which stated that the U.S. Environmental Protections Agency ("EPA") has requested that the DOJ file a lawsuit against NHP alleging, among other things, that NHP violated the Clean Air Act, the National Recycling and Emissions Reduction Programs and associated regulations in connection with the employment of certain unlicensed personnel, maintenance and disposal of certain refrigerants, and record-keeping practices at two properties. A settlement in principle between NHP and the EPA has been reached whereby NHP agreed to pay a fine of less than $100,000, permit the EPA to audit the maintenance records and technical staffing at 40 NHP properties and continue to provide training to all maintenance workers with respect to the disposal of refrigerants. A formal settlement agreement is expected to be executed in December 1998. It is possible that the future EPA audits agreed to in the settlement could result in additional allegations by EPA of violations at the properties audited. However, based on the terms of the settlement in principle with the EPA, the Company anticipates that the fines, if any, resulting from any such violations will be nominal.

Uncertainties Regarding Status of Federal Subsidies

The Company owns and/or manages approximately 52,000 units that are subsidized under Section 8 of the United States Housing Act of 1937, as amended ("Section 8"). These subsidies are generally provided pursuant to project-based Housing Assistance Payment Contracts ("HAP Contracts") between HUD and the owners of the properties or, with respect to a limited number of units managed by the Company, pursuant to vouchers received by tenants. On October 27, 1997, the President of the United States signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, the mortgage financing and HAP Contracts of certain properties assisted under
Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by reducing subsidized rents to market levels, thereby reducing subsidy levels, and lowering required debt service payments as needed to ensure financial viability at the reduced rents and subsidy levels. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly and certain other properties).

The 1997 Housing Act phases out project-based subsidies on selected properties serving families not located in the rental markets with limited supply, converting each such subsidy to a tenant-based subsidy. Under a tenant based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in Federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing the 1997 Housing Act on or before October 27, 1998. Congress has elected to renew HAP Contracts expiring before October 1, 1998 for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Company does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties managed by the Company, there can be no assurance that the provisions will not significantly affect the Company's management portfolio. Furthermore, there can be no assurance that other changes in Federal housing subsidy will not occur. Any such changes could have an adverse effect on the Company's property management revenues.


HIGH PERFORMANCE UNITS

In January 1998, the Partnership agreed to sell 15,000 Class I High Performance Partnership Units (the "High Performance Units") to a partnership owned by fourteen members of AIMCO's senior management, and to three of its independent directors for $2.1 million in cash. The High Performance Units have nominal value unless the total return of AIMCO's Class A Common Stock (defined as dividend income plus share price appreciation), over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if the Total Return of AIMCO's Class A Common Stock satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing (i) the product of
(a) 15% of the amount by which the Total Return of AIMCO's Class A Common Stock over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Partnership's outstanding OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three-year measurement period will be shortened in the event of a change of control of the Company. Unlike OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three-year term, the Partnership has not recorded any value to the High Performance Units. If the measurement period had ended September 30, 1998, the Excess Return would have been $16.5 million and the value of the High Performance Units would have been $2.5 million, and such High Performance Units would have had no dilutive effect on net income per unit.


YEAR 2000 READINESS DISCLOSURE

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past twenty months, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

Computer Hardware

During 1997, the Company identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. The Company has replaced its mainframe system, including the creation of new applications, at a total cost of approximately $1.1 million. In August 1998, the Year-2000 compliant system became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Company has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1998, is approximately 85% complete with this effort. The total cost to replace the PC-based network servers and routers and desktop PCs is expected to be approximately $1.2 million, of which $886,000 has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year-2000 compliant systems by March 31, 1999.

Computer Software

As for software, the Company utilizes a combination of off-the-shelf commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In 1997, when the Company merged with NHP Incorporated, the core financial system used by NHP was Year-2000 compliant. During 1998, the Company integrated all of its core financial systems to this compliant system for general ledger and financial reporting purposes. In 1997, the Company determined that the software used for property management and rent collection was not Year-2000 compliant. During 1998, the Company has implemented a Year-2000 compliant system at each of its property sites, including owned and managed, at a cost of $700,000. Since then, the Company has acquired 75 properties and has also merged with Insignia. Insignia owned or managed 140 properties. As properties are acquired, the Company converts the existing property management and rent collection systems to the Company's Year-2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired in the merger with Insignia, is $200,000, and the implementation and testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems. The Company has upgraded all non-compliant office software systems on each PC and has upgraded 93% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year-2000 compliant by December 1998.

Operating Equipment

The Company has operating equipment, primarily at the property sites, which needed to be evaluated for Year-2000 compliance. In September 1997, the Company began taking a census and inventorying embedded systems issues. At that time, management chose to focus its attention mainly upon security systems, elevators, heating-ventilation-air-conditioning systems (HVAC), telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Company at risk financially or operationally. We intend to have a third-party conduct an audit of these systems and report their findings by December 1998.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of September 30, 1998, we have evaluated approximately 86% of the operating equipment for Year-2000 compliance. The total cost incurred as of September 30, 1998 to replace or repair the operating equipment was approximately $70,000. We estimate the cost to replace or repair any remaining operating equipment is approximately $325,000, and we expect to be completed by April 30th, 1999. We continue to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.


NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

The Company is currently actively conducting surveys of its banking and vendor relationships to assess risks regarding their Year-2000 readiness. The Company has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Company has updated data transmission standards with two of the three financial institutions. The Company's contingency plan in this regard is to move accounts from any institution that cannot be certified 2000 compliant by June 1, 1999.

The Company does not rely heavily on any single vendor for goods and services and does not have significant suppliers and subcontractors who share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. Management does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Company. However, the effect of non-compliance by external agents is not readily determinable.


COSTS TO ADDRESS YEAR 2000

The total cost of the Year 2000 project is estimated at $3.4 million and is being funded through operating cash flows. To date, the Company has incurred approximately $2.8 million ($0.4 million expensed and $2.4 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.4 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred.


RISKS ASSOCIATED WITH THE YEAR 2000

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios include elevators, security and HVAC systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change is annoying to residents, it is not business critical. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


CONTINGENCY PLANS ASSOCIATED WITH THE YEAR 2000

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

INFLATION

Substantially all of the leases at the Company's apartment properties are for a period of six months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short-term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its revenues.


LITIGATION

In connection with the Company's offers to purchase interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole. The Company may incur costs in connection with the defense or settlement of such litigation, which could adversely affect the Company's desire or ability to complete certain transactions and thereby have a material adverse effect on the Company and its subsidiaries.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                             AIMCO PROPERTIES, L.P.


PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          During 1998, AIMCO issued the following:

                                                    NET              OPT.           ANNUAL          LIQUIDATION
                                SHARES            PROCEEDS         REDEEM-       DISTRIBUTION       PREFERENCE
                    DATES       ISSUED           (MILLIONS)        ABLE ON           RATES             RATE
                    -----       ------           ----------        -------       ------------      ------------

Class D              Feb.,                                          Feb.,
Preferred Stock      1998      4,200,000          $   101.5         2003           $  2.1875       $25 per unit
Class G              Jul.,                                          Jul.,
Preferred Stock      1998      4,050,000          $   98.0          2008           $  2.34375      $25 per unit
Class H              Aug.,                                          Aug.,
Preferred Stock      1998      2,000,000          $   48.1          2003           $  2.375        $25 per unit

The proceeds were contributed by AIMCO to the Partnership and the Partnership issued to AIMCO the same number of economically equivalent Class D, G and H Preferred Units. On or after the above listed redemption dates, AIMCO may redeem shares of Class D, G or H Preferred Stock, in whole or in part, at a cash redemption price equal to 100% of the above listed Class D, G and H Liquidation Preferences plus all accrued and unpaid distributions to the date fixed for redemption. Upon any such redemption, an equivalent number of Class D, G and H Preferred Units shall be redeemed.

The Class G Preferred Units net proceeds of $98.0 million were used to repay $83.0 million of outstanding indebtedness under the BOA Credit Facility, to fund acquisitions and for general partnership purposes.

The Class H Preferred Units net (together with Class D Preferred Units and Class G Preferred Units, "Class D, G and H Preferred Units"), proceeds of $48.1 million were used to repay indebtedness under the BOA Credit Facility.

The Class D, G and H Preferred Units (a) rank prior to OP Units and Class E Preferred Units, and any other class or series of capital units of the Partnership if the holders of the Classes D, G and H Preferred Units are to be entitled to the receipt of distribution or of amounts distributable upon liquidation, dissolution, and winding-up in preference or priority to the holders of units of such class or series ("Class D, G and H Junior Units"), (b) rank on parity with Class B Preferred Units, Class C Preferred Units, and Class J Preferred Units and will rank on a parity with any other class or series of capital unit of the Partnership if the holders of such class of units or series and the Class D, G and H Preferred Units shall be entitled to the receipt of distribution and of amounts distributable upon liquidation, dissolution or winding up in proportion to their respective amounts of accrued and unpaid distribution per unit or liquidation preferences, without preference or priority one over the other ("Class D, G and H Parity Units") and (c) ranks junior to any class or series of capital units of the Partnership if the holders of such class or series shall be entitled to receipt of distributions or amounts distributable upon liquidation, dissolution or winding up in preference or priority to the holders of the Class D, G and H Preferred Units ("Class D, G and H Senior Units").

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with this report(1):

Exhibit Number                                    Description
--------------                                    -----------


     2.1        Agreement and Plan of Merger, dated as of October 1, 1998, by and between Apartment
                Investment and Management Company and Insignia Properties Trust (filed as Exhibit
                2.1 to AIMCO's Current Report on Form 8-K, dated October 1, 1998 and incorporated herein by reference)

     10.1       Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties,
                L.P., dated as of July 29, 1994, amended and restated as of October 1, 1998 (filed as Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

     10.2       First Amendment to the Third Amended and Restated Agreement of Limited Partnership
                of AIMCO Properties, L.P., dated as of November 6, 1998 (filed as Exhibit 10.9 to
                AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                1998 and incorporated herein by reference)

     10.3       First Amended and Restated Contribution and Management Agreement, dated as of June
                15, 1998, amended and restated as of October 1, 1998, by and between Apartment
                Investment and Management Company and AIMCO Properties, L.P. (filed as Exhibit 10.2 to AIMCO Properties, L.P.'s Amendment No. 1 to Form 10, filed on October 16, 1998 and incorporated herein by reference)

     10.4       Convertible Promissory Note, in the principal amount of $149,500,000 issued by AIMCO
                Properties, L.P. to AIMCO-LP, Inc. (filed as Exhibit 10.3 to AIMCO Properties,
                L.P.'s Amendment No. 1 to Form 10, filed on October 16, 1998 and incorporated herein by reference)

     10.5       Amended and Restated Credit Agreement (Unsecured Revolver-to-Term Facility), dated as of October 1, 1998, by and among AIMCO Properties, L.P., Bank of America National
                Trust and Savings Association and BankBoston, N.A. (filed as Exhibit 10.1 to AIMCO's
                Current Report on Form 8-K, dated October 1, 1998 and incorporated herein by reference)

     10.6       Promissory Note, dated as of October 1, 1998, in the principal amount of $65,000,000 issued by AIMCO Properties, L.P. to Bank of America National Trust and Savings
                Association (filed as Exhibit 10.2 to AIMCO's Current Report on Form 8-K, dated
                October 1, 1998 and incorporated herein by reference)

     10.7       Promissory Note, dated as of October 1, 1998, in the principal amount of $35,000,000 issued by AIMCO Properties, L.P. to Bank of America National Trust and Savings
                Association (filed as Exhibit 10.3 to AIMCO's Current Report on Form 8-K, dated
                October 1, 1998 and incorporated herein by reference)

     10.8       Swing Line Promissory Note, dated as of October 1, 1998, in the principal amount of
                $30,000,000 issued by AIMCO Properties, L.P. to Bank of America National Trust and
                Savings Association (filed as Exhibit 10.4 to AIMCO's Current Report on Form 8-K, dated October 1, 1998 and incorporated herein by reference)

     21.1       Subsidiaries of AIMCO Properties, L.P.(filed as Exhibit 21.1 to AIMCO Properties,
                L.P.'s Form 10, filed on September 4, 1998 and incorporated herein by reference)

     27.1       Financial Data Schedule

    (1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

    None.

                             AIMCO PROPERTIES, L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AIMCO PROPERTIES, L.P.
                                    By:  AIMCO-GP, Inc.
                                         as General Partner


Date:   December 2, 1998                 /s/ Troy D. Butts
                                         ------------------------------------
                                             Troy D. Butts
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (duly authorized officer and
                                             principal financial officer)

Exhibit Number                                    Description
--------------                                    -----------


     2.1        Agreement and Plan of Merger, dated as of October 1, 1998, by and between Apartment
                Investment and Management Company and Insignia Properties Trust (filed as Exhibit
                2.1 to AIMCO's Current Report on Form 8-K, dated October 1, 1998 and incorporated herein by reference)

     10.1       Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties,
                L.P., dated as of July 29, 1994, amended and restated as of October 1, 1998 (filed as Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference)

     10.2       First Amendment to the Third Amended and Restated Agreement of Limited Partnership
                of AIMCO Properties, L.P., dated as of November 6, 1998 (filed as Exhibit 10.9 to
                AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                1998 and incorporated herein by reference)

     10.3       First Amended and Restated Contribution and Management Agreement, dated as of June
                15, 1998, amended and restated as of October 1, 1998, by and between Apartment
                Investment and Management Company and AIMCO Properties, L.P. (filed as Exhibit 10.2 to AIMCO Properties, L.P.'s Amendment No. 1 to Form 10, filed on October 16, 1998 and incorporated herein by reference)

     10.4       Convertible Promissory Note, in the principal amount of $149,500,000 issued by AIMCO
                Properties, L.P. to AIMCO-LP, Inc. (filed as Exhibit 10.3 to AIMCO Properties,
                L.P.'s Amendment No. 1 to Form 10, filed on October 16, 1998 and incorporated herein by reference)

     10.5       Amended and Restated Credit Agreement (Unsecured Revolver-to-Term Facility), dated as of October 1, 1998, by and among AIMCO Properties, L.P., Bank of America National
                Trust and Savings Association and BankBoston, N.A. (filed as Exhibit 10.1 to AIMCO's
                Current Report on Form 8-K, dated October 1, 1998 and incorporated herein by reference)

     10.6       Promissory Note, dated as of October 1, 1998, in the principal amount of $65,000,000 issued by AIMCO Properties, L.P. to Bank of America National Trust and Savings
                Association (filed as Exhibit 10.2 to AIMCO's Current Report on Form 8-K, dated
                October 1, 1998 and incorporated herein by reference)

     10.7       Promissory Note, dated as of October 1, 1998, in the principal amount of $35,000,000 issued by AIMCO Properties, L.P. to Bank of America National Trust and Savings
                Association (filed as Exhibit 10.3 to AIMCO's Current Report on Form 8-K, dated
                October 1, 1998 and incorporated herein by reference)

     10.8       Swing Line Promissory Note, dated as of October 1, 1998, in the principal amount of
                $30,000,000 issued by AIMCO Properties, L.P. to Bank of America National Trust and
                Savings Association (filed as Exhibit 10.4 to AIMCO's Current Report on Form 8-K, dated October 1, 1998 and incorporated herein by reference)

     21.1       Subsidiaries of AIMCO Properties, L.P.(filed as Exhibit 21.1 to AIMCO Properties,
                L.P.'s Form 10, filed on September 4, 1998 and incorporated herein by reference)

     27.1       Financial Data Schedule