Form 10-K
period 1998-12-31
AIMCO PROPERTIES LP
filed 1999-03-31
CIK 926660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-24497
                             AIMCO PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1275621
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)                           80222-4348
   1873 SOUTH BELLAIRE STREET, SUITE 1700,                       (Zip Code)
                  DENVER, CO
   (Address of principal executive offices)

                             ---------------------

       Registrant's telephone number, including area code: (303) 757-8101

          Securities registered pursuant to Section 12(b) of the Act:

               NOT APPLICABLE                                 NOT APPLICABLE
            (Title of each class                      (Name of each exchange on which
            to be so registered)                       each class to be registered)

          Securities registered pursuant to Section 12(g) of the Act:

                            PARTNERSHIP COMMON UNITS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 11, 1999, there were 67,618,941 Partnership Common Units outstanding.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AIMCO PROPERTIES, L.P.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

ITEM                                                                 PAGE
----                                                                 ----
                                  PART I
 1.    Business....................................................    1
       1998 Developments...........................................    2
       Financial Information About Industry Segments...............    6
       Operating and Financial Strategies..........................    6
       Growth Strategies...........................................    7
       Property Management Strategies..............................    8
       Taxation of the Partnership.................................    8
       Taxation of AIMCO...........................................    9
       Competition.................................................    9
       Regulation..................................................    9
       Insurance...................................................   11
       Employees...................................................   11
 2.    Properties..................................................   11
 3.    Legal Proceedings...........................................   12
 4.    Submission of Matters to a Vote of Unitholders..............   13

                                 PART II

 5.    Market Price of and Distributions on the Registrant's Common
         Units and Related Unitholder Matters......................   13
 6.    Selected Financial Data.....................................   14
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   15
7a.    Quantitative and Qualitative Disclosures About Market
         Risk......................................................   26
 8.    Financial Statements and Supplementary Data.................   27
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................   27

                                 PART III

10.    Directors and Executive Officers of the Registrant..........   27
11.    Executive Compensation......................................   30
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................   32
13.    Certain Relationships and Related Transactions..............   32

                                 PART IV

14.    Exhibits, Financial Statement Schedule and Reports on Form
         8-K.......................................................   35

                                     PART I

INTRODUCTION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report, and other filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the future financial performance of AIMCO Properties, L.P., a Delaware limited partnership (together with its subsidiaries and other controlled entities, the "Partnership" (and together with entities in which the Partnership has a controlling financial interest, the "Company")) and Apartment Investment and Management Company, a Maryland corporation which controls the Partnership ("AIMCO"), the ability of AIMCO to qualify as a real estate investment trust (a "REIT"), which involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, financing risks, including the risk that the Partnership's cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the company. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the SEC filings.

ITEM 1. BUSINESS.

     The Partnership is a Delaware limited partnership organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the "Act"), engaged in the ownership, acquisition, development, expansion, and management of multi-family apartment properties. The term of the Partnership commenced on May 16, 1994, and will continue until December 31, 2093, unless the Partnership is dissolved sooner pursuant to the provisions of the Third Amended and Restated Agreement of limited partnership, dated as of July 29, 1994 (the "Partnership Agreement"), or as otherwise provided by the Act. AIMCO-GP, Inc., a Delaware corporation and a wholly owned subsidiary of AIMCO (the "General Partner"), is the sole general partner of the Partnership, and another wholly owned subsidiary of AIMCO, AIMCO-LP, Inc., a Delaware corporation (the "Special Limited Partner"), is a limited partner in the Partnership. As of December 31, 1998, AIMCO held an approximate 83% interest in the Partnership. AIMCO, which was formed on January 10, 1994, is a self-administered and self-managed REIT that does not have any material assets or operations other than its interest in the Partnership. On July 24, 1994, AIMCO completed its initial public offering and engaged in a business combination and consummated a series of related transactions which enabled it to continue and expand the property management and related businesses of Property Asset Management, L.L.C. and its affiliated companies, and PDI Realty Enterprises, Inc. (collectively, the "AIMCO Predecessors").

     Based on apartment unit data compiled by the National Multi Housing Council, we believe that, as of December 31, 1998, the Company was the largest owner and manager of multifamily apartment properties in the United States. As of December 31, 1998, the Partnership owned or managed 379,363 apartment units in 2,147 properties located in 49 states, the District of Columbia and Puerto Rico, as follows:

     - owned or controlled 61,672 units in 234 apartment properties;

     - held an equity interest in 171,657 units in 910 apartment properties; and

     - managed 146,034 units in 1,003 apartment properties for third party owners and affiliates.

By virtue of its aggregate 83% interest in the Partnership and its control of the General Partner, AIMCO has the ability to control all of the day-to-day operations of the Partnership. Moreover, by virtue of its ownership interest in the Partnership and the General Partner, AIMCO is able to approve amendments to the Partnership Agreement, without the approval of any other limited partners of the Partnership, except for certain amendments that require the approval of all of the limited partners. AIMCO conducts substantially all of its operations through the Partnership.

     The Partnership's principal executive offices are located at 1873 South Bellaire Street, Suite 1700, Denver, Colorado 80222-4348 and its telephone number is (303) 757-8101.

1998 DEVELOPMENTS

  Ambassador Acquisition

     On May 8, 1998, Ambassador Apartments, Inc. ("Ambassador") was merged with and into AIMCO, with AIMCO being the surviving corporation. The purchase price of $713.6 million was comprised of $90.3 million in cash, $372.0 million of assumed debt and up to approximately 6.6 million shares of AIMCO Class A Common Stock valued at $251.3 million. Pursuant to the Ambassador merger agreement, each outstanding share of Ambassador common stock was converted into the right to receive 0.553 shares of AIMCO Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador common stock were converted into cash or options to purchase AIMCO Class A Common Stock, at the same conversion ratio. The merger was accounted for as a purchase. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the Partnership merged with Ambassador's operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive 0.553 Partnership Common Units ("OP Units") of the Partnership. Prior to the merger, Ambassador was a self-administered and self-managed real estate investment trust engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

  Insignia Acquisition

     On October 1, 1998, Insignia Financial Group, Inc., a Delaware corporation, was merged with and into AIMCO with AIMCO being the surviving corporation. The purchase price of $1,125.7 million was comprised of the issuance of up to approximately 8.9 million shares of Class E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock") valued at $301.2 million, $670.1 million in assumed debt and liabilities (including the $50 million special dividend, assumed liabilities of Insignia Properties Trust and transaction costs), $149.5 million in assumed mandatory redeemable convertible preferred securities, and $4.9 million in cash. The merger was accounted for as a purchase. The Class E Preferred Stock entitled the holders thereof to receive the same cash dividends per share as holders of AIMCO Class A Common Stock. In addition, on January 15, 1999, holders of Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of Class E Preferred Stock automatically converted into an equal number of shares of AIMCO Class A Common Stock.

     As a result of the Insignia merger, AIMCO acquired: (i) Insignia's interests in Insignia Properties Trust, a Maryland REIT ("IPT"), which was a majority owned subsidiary of Insignia; (ii) Insignia's interest in Insignia Properties, L.P., IPT's operating partnership ("IPLP"); (iii) 100% of the ownership of the Insignia entities that provide multifamily property management and partnership administrative services; (iv) Insignia's interest in multifamily co-investments; (v) Insignia's ownership of subsidiaries that control multifamily properties not included in IPT; (vi) Insignia's limited partner interests in public and private syndicated real estate limited partnerships; and
(vii) assets incidental to the foregoing businesses (collectively, the "Insignia Multifamily Business").

     Concurrently with the Insignia merger, AIMCO contributed to the Partnership all the assets and liabilities acquired, except Insignia's interests in IPT, in exchange for approximately 3.8 million OP Units valued at approximately $132.5 million and $4.9 million in cash. The assets and liabilities contributed to the Partnership consisted of assets valued at $775.7 million, assumed debt and liabilities of $488.8 million (including the $50 million special dividend and transaction costs) and $149.5 million in assumed mandatory redeemable convertible preferred securities.

     Also on October 1, 1998, in connection with and following the Insignia Merger, the Partnership purchased from IPLP the economic interests underlying substantially all the assets of IPLP, excluding certain enumerated assets such as cash (the "IPLP Exchange and Assumption"). In exchange for the economic interests underlying the assets, the Partnership agreed to assume all the obligations of IPLP with respect to such assets and issued to IPLP approximately
10.2 million OP Units (which were assigned a value of approximately $386.2 million). Effective February 26, 1999, upon completion of the merger with IPT (described below), IPLP and the Partnership unwound the IPLP Exchange and Assumption.

  IPT Merger

     As a result of the Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged with and into AIMCO, with AIMCO being the surviving corporation. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of AIMCO Class A Common Stock, resulting in the issuance of approximately 4.3 million shares of AIMCO Class A Common Stock (valued at approximately $158.8 million).

     Simultaneously with the IPT merger, AIMCO contributed all the assets and liabilities of IPT to the Partnership in exchange for approximately 8.9 million OP Units (valued at approximately $318.2 million). The assets and liabilities contributed to the Partnership consisted of assets valued at $395.7 million and assumed debt and liabilities of approximately $77.5 million. Also in connection with the IPT merger, the IPLP Exchange and Assumption was unwound and the approximately 10.2 million OP Units issued in connection with the IPLP Exchange and Assumption were canceled.

  Individual Property Acquisitions

     During the year ended December 31, 1998, the Company purchased or acquired control of 30 properties consisting of 6,707 apartment units for total consideration of $316.5 million. The Company's purchase price consisted of $172.3 million in assumed mortgage obligations, $96.0 million in cash, and $48.2 million of OP Units.

  Tender Offers

     During 1998, the Company made separate offers to the limited partners of approximately 280 partnerships to acquire their limited partnerships interests. The Company paid approximately $41.0 million in cash and OP Units to acquire limited partnership interests pursuant to the offers.

  Property Dispositions

     In 1998, the Company sold seven properties for an aggregate sales price of $54.5 million. Cash proceeds to the Company from the sales were used to repay a portion of the Company's outstanding short-term indebtedness. The results of operations of three of these properties were accounted for by the Company under the equity method. The Company recognized a gain of approximately $4.3 million on the disposition of the four consolidated properties.

  Debt Assumptions and Financings

     During the year ended December 31, 1998, the Company assumed or incurred new non-recourse indebtedness totalling $544.4 million in connection with the acquisition of 82 apartment properties.

     In January 1998, AIMCO and the Partnership entered into a new $50 million credit agreement with Bank of America National Trust and Savings Association and Bank Boston, N.A. The Partnership is the borrower under the credit agreement, but all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. In October 1998, the parties amended and restated the credit agreement. The agreement now provides for a revolving credit facility of up to $100 million, including a swing line of up to $30 million. The credit facility matures on September 30, 1999, unless extended, at the discretion of the lenders. The credit agreement also provides for the conversion of the revolving facility into a three-year term loan. Under the credit agreement, as amended in January 1999, loans bear interest at LIBOR or Bank of America's reference rate, at the election of the Partnership, plus an applicable margin. The margins range from 2.25% to 2.75% for a LIBOR rate borrowing and 0.75% to 1.25% for a base rate borrowing, both dependant upon the total balance outstanding relative to the calculated borrowing base value. The balance outstanding under the credit facility was $84.3 million as of December 31, 1998.

     In February 1998, the Partnership, as borrower, and AIMCO and certain single asset wholly-owned subsidiaries of the Company, as guarantors, entered into a five year $50 million secured credit facility agreement with Washington Mortgage Financial Group, Ltd. AIMCO and certain subsidiaries guaranteed loans under the agreement and the guarantees were secured by certain of their assets, including four apartment properties and two mortgage notes. Under the agreement, advances to the Partnership were funded with the proceeds from the sale to investors of mortgage-backed securities issued by Fannie Mae and secured by the advance and an interest in the collateral. The interest rate on each advance was determined by investor bids for such mortgage-backed securities, plus a margin. In February 1999, the Partnership terminated the credit facility and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing indebtedness secured by certain properties that previously secured the credit facility.

     In October 1998, the Partnership and AIMCO entered into an interim term loan agreement with Lehman Brothers Inc. and one of its affiliates, and borrowed $300 million thereunder. The loan is unsecured and matures on September 30, 1999. The proceeds were used to finance the Insignia merger and related fees and expenses, to refinance existing indebtedness, and for general working capital purposes. The loan bears interest at a base rate or the rate at which eurodollar deposits for one month are offered in the interbank eurodollar market, plus, in either case, a margin which averages 1.375% to 2.208% in the case of base rate loans, and 2.375% to 3.208% in the case of eurodollar loans. The base rate will be the higher of (i) the primary rate of Citibank, N.A., (ii) the secondary market rate for three month certificates of deposit plus 1%, or (iii) the federal funds effective rate plus 0.5%. In November 1998, AIMCO sold Class J Cumulative Convertible Preferred Stock ("Class J Preferred Stock") for proceeds of $100.0 million, which was contributed by AIMCO to the Partnership in exchange for 1,000,000 Class J Cumulative Convertible Preferred Units ("Class J Preferred Units"). The Partnership used the proceeds to pay down the loan. As of December 31, 1998, there was $196 million of indebtedness outstanding under the loan agreement. In February 1999, net proceeds of $115.0 million from the sale of 5,000,000 shares of AIMCO's Class K Convertible Cumulative Preferred Stock ("Class K Preferred Stock") were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class K Convertible Cumulative Preferred Units ("Class K Preferred Units"). The Partnership used the proceeds to further pay down the loan.

     In December 1998, the Company completed the refinancing of $222 million in variable rate tax-exempt debt assumed in conjunction with the May 1998 merger with Ambassador. The debt was secured by 27 properties located in Texas, Arizona, Tennessee and Illinois. Through the refinancing, the Company converted the previous tax-exempt debt to $204 million in fixed rate, fully amortizing tax-exempt debt secured by 26 properties. The new debt has a weighted average interest rate of 5.8% and matures in 23 years. The Company also incurred $7.1 million of taxable debt secured by three of the properties, repaid $11.4 million of the previous tax-exempt debt, released $21.5 million in cash reserves and impound accounts held by the prior mortgagors, and released two properties that served as additional collateral for the previous debt.

     In February and March 1999, the Company incurred in the aggregate $83.4 million of long-term, fixed rate, fully amortizing mortgage debt secured by 13 properties in separate loan transactions. The Company used the $81.5 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc., to repay debt under its credit facility with Bank of America National Trust and Savings Association and Bank, Boston, N.A. and to provide working capital. As of March 11, 1999, the balance outstanding under the interim loan agreement was $25 million, under the credit facility was

$74.8 million and under the IPT credit agreement was $45.0 million. The amount available under the credit facility at March 11, 1999 was $24 million and under the IPT credit agreement was $5.0 million.

  Equity Offerings of AIMCO

     The Partnership Agreement requires that, whenever AIMCO issues shares of its Class A Common Stock or its preferred stock, the proceeds from such issuances are contributed to the Partnership in exchange for an equal number of OP Units or Partnership Preferred Units ("Preferred Units"), respectively. In 1998, AIMCO raised proceeds of over $391 million in three public offerings and three private placements of equity securities. The total proceeds were contributed by AIMCO to the Partnership in exchange for similar classes of preferred units that have the same respective terms as the preferred stock detailed below. These transactions are summarized below:

                                                          NUMBER     TOTAL PROCEEDS
                                                         OF SHARES         IN           DISTRIBUTION
TRANSACTION                         TYPE       DATE      OR UNITS       MILLIONS            RATE
-----------                        -------   ---------   ---------   --------------   -----------------
Class D Cumulative Preferred
  Stock of AIMCO.................   Public   Feb. 1998   4,200,000      $105.00              8.75%
Class G Cumulative Preferred
  Stock of AIMCO.................   Public   Jul. 1998   4,050,000      $101.25             9.375%
Class H Cumulative Preferred
  Stock of AIMCO.................   Public   Aug. 1998   2,000,000      $ 50.00               9.5%
Class J Cumulative Convertible
  Preferred Stock of AIMCO.......  Private   Nov. 1998   1,250,000      $100.00                (1)
Preferred Partnership Units of
  Ambassador Apartments, L.P.....  Private   Dec. 1998   1,400,000      $ 30.85              7.75%
Warrant to purchase AIMCO Class A
  Common Stock...................  Private   Dec. 1998     875,000      $  4.15               N/A
                                                                        -------
TOTAL PROCEEDS 1998...............................................      $391.25
Class K Convertible Cumulative
  Preferred Stock of AIMCO.......   Public   Feb. 1999   5,000,000      $125.00                (2)

---------------

(1) Holders of Class J Preferred Stock are entitled to receive cash dividends at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per share) for the period from November 6, 1998 until November 15, 1998, 8% per annum of the $100 liquidation preference (equivalent to $8 per annum per share) for the period from November 15, 1998 until November 15, 1999, 9% per annum of the $100 liquidation preference (equivalent to $9 per annum per share) for the period from November 15, 1999 until November 15, 2000, and 9 1/2% per annum of the $100 liquidation preference (equivalent to $9.50 per annum per share) thereafter. The Class J Preferred Units held by AIMCO have the same terms as the Class J Preferred Stock.

(2) For three years from the date of original issuance, the Class K Preferred Stock dividends will be in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the $25 liquidation preference), or (ii) the cash dividend payable on the number of shares of AIMCO Class A Common Stock (or portion thereof) into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the Class K Preferred Stock dividends per share will be increased to the greater of (i) $2.50 per year (equivalent to 10% of the $25 liquidation preference), or (ii) the cash dividend payable on the number of shares of AIMCO Class A Common Stock (or portion thereof) into which a share of Class K Preferred Stock is convertible. The Class K Preferred Units held by AIMCO have the same terms as the Class K Preferred Stock.

  Pending acquisitions

     In the ordinary course of business, the Company engages in discussions and negotiations regarding the acquisition of apartment properties (including interests in entities that own apartment properties). The

Company frequently enters into contracts and nonbinding letters of intent with respect to the purchase of properties. These contracts are typically subject to certain conditions and permit the Company to terminate the contract in its sole and absolute discretion if it is not satisfied with the results of its due diligence investigation of the properties. The Company believes that such contracts essentially result in the creation of an option on the subject properties and give the Company greater flexibility in seeking to acquire properties. As of March 8, 1999, the Company had under contract or letter of intent an aggregate of 32 multi-family apartment properties with a maximum aggregate purchase price of $571.1 million, including estimated capital improvements, which, in some cases, may be paid in the form of assumption of existing debt. All such contracts are subject to termination by the Company as described above. No assurance can be given that any of these possible acquisitions will be completed or, if completed, that they will be accretive on a per share basis.

  Contribution and Management Agreement

     In order to maintain AIMCO's qualification as a REIT under the Code, AIMCO has acquired, and may in the future acquire, an interest in entities in which the Partnership does not own any interest (the "QRSs"). AIMCO and the Partnership have entered into a Contribution and Management Agreement (the "Management Agreement"), pursuant to which the Partnership has acquired from AIMCO, in exchange for interests in the Partnership, the economic benefits of the assets owned by the QRSs, and AIMCO has granted the Partnership certain rights with respect to the assets owned by the QRSs. Under the Management Agreement, the Partnership has a right of first refusal to acquire the assets owned by the QRSs for no additional consideration. Under the Management Agreement, AIMCO is obligated to contribute to the Partnership all dividends, distributions, and other proceeds received from the QRSs (excluding distributions received in respect of any interest in the Partnership). Properties owned by the QRSs and properties in which the QRSs have ownership interests are included in the consolidated financial statements of the Partnership pursuant to the Management Agreement.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company operates in one industry segment, the ownership and management of real estate properties. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information relating to the Company.

OPERATING AND FINANCIAL STRATEGIES

     The Company's operating and financing strategies to attempt to meet its objective of providing long-term, predictable funds from operations ("FFO") per OP Unit, less a reserve for Capital Replacements of $300 per apartment unit, include the following:

     - Acquisition of Properties at Less Than Replacement Cost. The Company attempts to acquire properties at a significant discount to their replacement cost.

     - Geographic Diversification. The Company operates in 49 states, the District of Columbia and Puerto Rico. This geographic diversification insulates the Company, to some degree, from inevitable downturns in any one market.

     - Market Growth. The Company seeks to operate in markets where population and employment growth are expected to exceed the national average and where it believes it can become a regionally significant owner or manager of properties. For the period from 1996 through 1999, annual population and employment growth rates in the Company's five largest regional markets are forecasted to be 2.2% and 3.6%, respectively.

     - Product Diversification. The Company's portfolio of apartment properties spans a wide range of apartment community types, both within and among markets.

     - Capital Replacement. The Company believes that the physical condition and amenities of its apartment communities are important factors in its ability to maintain and increase rental rates. The

       Company allocates approximately $300 annually per owned apartment unit for Capital Replacements, and reserves unexpended amounts for future capital replacements.

     - Debt Financing. The Company's strategy is generally to incur debt to increase its return on equity while maintaining acceptable interest coverage ratios. The Company seeks to maintain a ratio of free cash flow to combined interest expense and preferred stock dividends of between 2:1 and 3:1, and a ratio of earnings before interest, income taxes, depreciation and amortization (with certain adjustments and after a provision of approximately $300 per owned apartment unit) to debt service of at least 2:1, and to match debt maturities to the character of the assets financed. For the year ended December 31, 1998, the Company was within these targets. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company also uses short-term debt financing to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long-term debt financings. As of December 31, 1998, approximately 24.2% of the Company's outstanding debt was short-term debt and 75.8% was long-term debt. As of March 11, 1999, approximately 9.5% of the Company's outstanding debt was short-term debt and 90.5% was long-term debt.

     - Dispositions. From time to time, the Company sells properties that do not meet its return on investment criteria or that are located in areas where the Company does not believe that the long-term neighborhood values justify the continued investment in the properties.

     - Distribution Policy. The Partnership pays distributions on its OP Units to share its profitability with its OP Unitholders. The Partnership distributed 65.7%, 66.5% and 72.3% of FFO to holders of OP Units for the years ended December 31, 1998, 1997 and 1996, respectively. It is the present policy of the Board of Directors of AIMCO, as General Partner, to increase the distribution annually in an amount equal to one-half of the projected increase in FFO, adjusted for Capital Replacements, subject to minimum distribution requirements to maintain AIMCO's REIT status.

GROWTH STRATEGIES

     The Company seeks growth through two primary sources -- acquisitions and internal expansion.

  Acquisition Strategies.

     The Company believes its acquisition strategies will increase profitability and predictability of earnings by increasing its geographic diversification, economies of scale and opportunities to provide ancillary services to tenants at its properties. Since AIMCO's initial public offering in July 1994, the Company has completed numerous acquisition transactions, expanding its portfolio of owned or managed properties from 132 apartment properties with 29,343 units to 2,147 apartment properties with 379,363 units as of December 31, 1998. The Company acquires additional properties primarily in three ways:

     - Direct Acquisitions. The Company may directly, including through mergers and other business combinations, acquire individual properties or portfolios of properties and controlling interests in entities that own or control such properties or portfolios. To date, a significant portion of the Company's growth has resulted from the acquisition of other companies that owned or controlled properties.

     - Acquisition of Managed Properties. The Company believes that its property management operations support its acquisition activities. Since AIMCO's initial public offering, the Company has acquired from its managed portfolio 15 properties comprising 4,432 units for total consideration of $155.4 million.

     - Increasing its Interest in Partnerships. For properties where the Company owns a general partnership interest in the property-owning partnership, the Company may seek to acquire, subject to its fiduciary duties, the interests in the partnership held by third parties for cash or, in some cases, in exchange for OP Units. The Company has completed tender offers with respect to approximately 280 partnerships and has purchased additional interests in such partnerships for cash and for OP Units.

  Internal Growth Strategies.

     The Company pursues internal growth primarily through the following strategies:

     - Revenue Increases. The Company increases rents where feasible and seeks to improve occupancy rates.

     - Redevelopment of Properties. The Company believes redevelopment of selected properties in superior locations provides advantages over development of new properties. The Company believes that redevelopment generally allows the Company to maintain rents comparable to new properties and, compared to development of new properties, can be accomplished with relatively lower financial risk, in less time and with reduced delays due to governmental regulation.

     - Expansion of Properties. The Company believes that expansion within or adjacent to properties already owned or managed by the Company also provides growth opportunities at lower risk than new development. Such expansion can offer cost advantages to the extent common area amenities and on-site management personnel can service the property expansions.

     - Conversion of Affordable Properties; Improvement of Performance. The Company believes that it may be able to significantly increase its return from its portfolio of affordable properties by improving operations at some of its properties or by converting some of these properties to conventional properties.

     - Ancillary Services. The Company's management believes that its ownership and management of properties provides it with unique access to a customer base for the sale of additional services which generate incremental revenues. The Company currently provides cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

     - Controlling Expenses. Cost reductions are accomplished by local focus on the regional operating center level and by exploiting economies of scale. As a result of the size of its portfolio and its creation of regional concentrations of properties, the Company has the ability to leverage fixed costs for general and administrative expenditures and certain operating functions, such as insurance, information technology and training, over a large property base.

PROPERTY MANAGEMENT STRATEGIES

     The Company seeks to improve the operating results from its property management business by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. The Company's management operations are organized into 35 regional operating centers. Each of the regional operating centers is supervised by a Regional Vice-President.

TAXATION OF THE PARTNERSHIP

     The Partnership is treated as a "pass-through" entity for Federal income tax purposes and is not itself subject to Federal income taxation. Each partner of the partnership, however, is subject to tax on his allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits ("Partnership Tax Items") for each taxable year during which he is a partner, regardless of whether he receives any actual distributions of cash or other property from the Partnership during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by the Partnership, rather than at the partner level, and the amount of a partner's allocable share of such item is governed by the terms of the partnership agreement. AIMCO, the General Partner, is the "tax matters partner" of the Partnership for Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of the Partnership with respect to tax matters.

TAXATION OF AIMCO

     AIMCO has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994, and intends to continue to operate in such a manner. AIMCO's current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.

     If AIMCO qualifies for taxation as a REIT, it will generally not be subject to U.S. Federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

     If in any taxable year AIMCO fails to qualify as a REIT and incurs additional tax liability, AIMCO may need to borrow funds or liquidate certain investments in order to pay the applicable tax and AIMCO would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, AIMCO would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although AIMCO currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause AIMCO to fail to qualify as a REIT or may cause the Board of Directors of AIMCO to revoke the REIT election.

     AIMCO and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of AIMCO and its stockholders may not conform to the U.S. Federal income tax treatment.

COMPETITION

     There are numerous housing alternatives that compete with the Company's properties in attracting residents. The Company's properties compete directly with other multi-family rental apartments and single family homes that are available for rent in the markets in which the Company's properties are located. The Company's properties also compete for residents with new and existing homes and condominiums. The number of competitive properties in a particular area could have a material effect on the Company's ability to lease apartment units at its properties and on the rents charged. The Company competes with numerous real estate companies in acquiring, developing and managing multi-family apartment properties and seeking tenants to occupy its properties. In addition, the Company competes with numerous property management companies in the markets where the properties managed by the Company are located.

REGULATION

  General

     Multi-family apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Company's cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

  HUD Enforcement

     A significant number of properties owned by the Company are subject to regulation by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with a 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performance or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multi-family Participation Review Committee in Washington, D.C. (the "2530 Committee"). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by the Company in December 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by the Company. On December 18, 1998, the Company received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998.

     The Company believes that the 2530 Committee will continue to apply the 2530 clearance process to large management portfolios such as the Company's with discretion and flexibility. While there can be no assurance, the Company believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from new affordable properties would be impaired.

  Laws Benefitting Disabled Persons

     Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Company's properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Company believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

  Regulation of Affordable Housing

     As of December 31, 1998, the Company owned or controlled 12 properties, held an equity interest in 462 properties and managed for third parties and affiliates 578 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development ("HUD") or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. The Company must obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted or HUD-insured property. The Company can make no assurance that it will always receive such approval.

  Environmental

     Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Company's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties.

INSURANCE

     Management believes that the Company's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

     The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company has approximately 13,000 employees, most of whom are employed at the property level. None of the employees are represented by a union, and the Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES.

     The Company's properties are located in 49 states, Puerto Rico and the District of Columbia. The properties are managed by four Division
Vice-Presidents controlling 35 regional operating centers. The following table sets forth information for the regional operating centers as of December 31, 1998:

REGIONAL
OPERATING                                                                 NUMBER OF    NUMBER OF
CENTER                                                        DIVISION    PROPERTIES     UNITS
---------                                                     ---------   ----------   ---------
Chicago, IL.................................................  Far West         60        11,744
Denver, CO..................................................  Far West         73        11,478
Kansas City, MO.............................................  Far West         97        13,138
Los Angeles, CA.............................................  Far West         69        10,239
Oakland, CA.................................................  Far West         80         8,931
Phoenix, AZ.................................................  Far West         51        13,138
San Diego, CA...............................................  Far West         36         5,291
                                                                            -----       -------
                                                                              466        73,959
Allentown, PA...............................................    East           48         7,493
Columbia, SC................................................    East           57        10,011
Greenville, SC..............................................    East           70         8,650
Philadelphia, PA............................................    East           37        11,804
MLG Sub ROC 2...............................................    East           27         8,061
Richmond, VA................................................    East           43        11,420
Rockville, MD...............................................    East           84        13,053
Maine Sub ROC 1.............................................    East           70         2,328
Tarrytown, NY...............................................    East           67         9,582
                                                                            -----       -------
                                                                              503        82,402

REGIONAL
OPERATING                                                                 NUMBER OF    NUMBER OF
CENTER                                                        DIVISION    PROPERTIES     UNITS
---------                                                     ---------   ----------   ---------
Atlanta, GA.................................................  Southeast        63        11,896
Boca Raton, FL..............................................  Southeast        35         7,797
Miami, FL...................................................  Southeast        49        10,454
Mobile, AL..................................................  Southeast        62        10,136
Nashville, TN...............................................  Southeast        63        11,589
Orlando, FL.................................................  Southeast        52        12,786
Tampa, FL...................................................  Southeast        53        13,075
                                                                            -----       -------
                                                                              377        77,733
Austin, TX..................................................    West           55        10,452
Columbus, OH................................................    West           57         8,774
Dallas I, TX................................................    West           65        12,773
Dallas II, TX...............................................    West           68        13,153
Houston I, TX...............................................    West           49        10,458
Houston II, TX..............................................    West           58        13,818
Indianapolis, IN............................................    West           43         9,675
                                                                            -----       -------
                                                                              395        79,103
Portfolio:
Senior Living Sub ROC 1.....................................   Oxford           8         1,638
Affordable Midwest..........................................   Oxford          44         5,711
Conventional Mideast........................................   Oxford          23         6,342
Conventional Midwest........................................   Oxford          45        10,725
Conventional South..........................................   Oxford          41        10,210
                                                                            -----       -------
                                                                              161        34,626
Other.......................................................                  245        31,540
                                                                            -----       -------
                                                                            2,147       379,363
                                                                            =====       =======

     At December 31, 1998, the Company owned or controlled 234 properties containing 61,672 units. These properties contain, on average, 261 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. In addition, at December 31, 1998, the Company held an equity interest in 910 properties containing 171,657 units, and managed 1,003 other properties containing 146,034 units. The Company's 2,147 properties contain, on average, 177 apartment units, with the largest property containing 2,899 apartment units.

     Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness or serve as collateral for the Company's indebtedness. At December 31, 1998, the Company had aggregate mortgage indebtedness totaling $1,213.4 million, which was secured by 193 properties having an aggregate weighted average interest rate of 7.1%. As of December 31, 1998, approximately 24.2% of the Company's outstanding debt was short-term debt and 75.8% was long-term debt. As of March 11, 1999, approximately 9.5% of the Company's outstanding debt was short-term debt and 90.5% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Company's indebtedness.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability issuance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DISTRIBUTIONS ON THE REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS.

     There is no public market for the OP Units, and the Partnership does not intend to list the OP Units on any securities exchange. In addition, the partnership agreement restricts the transferability of OP Units. The following table sets forth the cash distributions per OP Unit during the years ended December 31, 1998 and 1997.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
1st Quarter.................................................  $0.5625    $0.4625
2nd Quarter.................................................   0.5625     0.4625
3rd Quarter.................................................   0.5625     0.4625
4th Quarter.................................................   0.5625     0.4625

     On March 11, 1999, there were 67,618,941 OP Units outstanding, held by 735 unitholders of record.

RECENT SALES OF UNREGISTERED SECURITIES.

     For the year ended December 31, 1998, the Partnership issued 1.2 million OP Units and 90,000 Preferred Units in transactions to acquire real estate property or interests in real estate property. Each of these transactions was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof or Regulation D thereunder.

     In January 1998, the Partnership sold 15,000 High Performance Units to a joint venture formed by fourteen members of AIMCO's senior management, and to three non-employee directors of AIMCO for $2.1 million in cash. All the proceeds were used for general corporate purposes. This transaction was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or Regulation D thereunder.

     During the year ended December 31, 1998, the Partnership issued to AIMCO, in exchange for cash, 4,200,000 Class D Preferred Units, 4,050,000 Class G Preferred Units, and 2,000,000 Class H Preferred Units. All the proceeds were used to repay indebtedness or for general corporate purposes. Each of these transactions was also exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or Regulation D thereunder.

     On November 6, 1998, AIMCO issued 1,000,000 shares of Class J Preferred Stock in exchange for $100.0 million in cash. The cash proceeds of $100.0 million were contributed by AIMCO to the Partnership in exchange for 1,000,000 Class J Preferred Units. All of the proceeds were used to repay indebtedness under the Company's interim term loan agreement with Lehman Brothers, Inc. In addition, on the same date, AIMCO issued 250,000 shares of Class J Preferred Stock to the Partnership in a private placement in exchange for 250,000 Class J Preferred Units. Each of these transactions was exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or Regulation D thereunder.

     On December 14, 1998, AEW Targeted Securities Fund, L.P. purchased for $35 million: (i) 1,400,000 Class B partnership preferred units of a subsidiary of the Partnership, and (ii) a warrant to purchase 875,000 shares of AIMCO Class A Common Stock. The partnership preferred units may be redeemed at the option of the holders at any time, and at the option of the Company under certain circumstances. Any redemption of the units may be satisfied by delivery of cash, AIMCO Class A Common Stock or OP Units. The warrant has an exercise price of $40 per share. The warrant may be exercised at any time, and expires upon a redemption of the Class B partnership preferred units. The Company used all of the $35 million of proceeds from these transactions for general corporate purposes. The partnership preferred units and warrant were sold in private transactions exempt from registration under the Securities Act, pursuant to
Section 4(2) thereof or Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The historical selected financial data for the Company for the years ended December 31, 1998, 1997 and 1996 is based on audited financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The historical selected financial data for the Company for the year ended December 31, 1995 and the period from July 29, 1994 (the date of inception) through December 31, 1994 and for the Company's Predecessors for the period January 1, 1994 through July 28, 1994 is based on audited financial statements.

                                                                                                              THE COMPANY'S
                                                                THE COMPANY                                    PREDECESSORS
                                 --------------------------------------------------------------------------   --------------
                                                                                             FOR THE PERIOD   FOR THE PERIOD
                                                                                                JULY 29,        JANUARY 1,
                                                                                                  1994             1994
                                              FOR THE YEAR ENDED DECEMBER 31,                   THROUGH          THROUGH
                                 ---------------------------------------------------------    DECEMBER 31,       JULY 28,
                                     1998           1997           1996           1995            1994             1994
                                 ------------   ------------   ------------   ------------   --------------   --------------
OPERATING DATA:
RENTAL PROPERTY OPERATIONS:
Rental and other income........   $  373,963     $  193,006     $  100,516      $ 74,947        $ 24,894         $ 5,805
Property operating expenses....     (145,966)       (76,168)       (38,400)      (30,150)        (10,330)         (2,263)
Owned property management
  expenses.....................      (10,882)        (6,620)        (2,746)       (2,276)           (711)             --
Depreciation...................      (83,908)       (37,741)       (19,556)      (15,038)         (4,727)         (1,151)
                                  ----------     ----------     ----------      --------        --------         -------
                                     133,207         72,477         39,814        27,483           9,126           2,391
                                  ----------     ----------     ----------      --------        --------         -------
SERVICE COMPANY BUSINESS:
Management fees and other
  income.......................       22,675         13,937          8,367         8,132           3,217           6,533
Management and other
  expenses.....................      (16,764)       (10,373)        (5,560)       (5,150)         (2,211)         (6,173)
Corporate overhead
  allocation...................         (196)          (588)          (590)         (581)             --              --
                                  ----------     ----------     ----------      --------        --------         -------
                                       5,715          2,976          2,217         2,401           1,006             360
                                  ----------     ----------     ----------      --------        --------         -------
General and administrative
  expenses.....................      (11,418)        (5,396)        (1,512)       (1,804)           (977)            (36)
Interest expense...............      (88,208)       (51,385)       (24,802)      (13,322)         (1,576)         (4,214)
Interest income................       29,252          8,676            523           658             123              --
Equity in earnings of
  unconsolidated
  subsidiaries.................       12,009          4,636             --            --              --              --
Equity in losses of
  unconsolidated real estate
  partnerships.................       (2,665)        (1,798)            --            --              --              --
Loss from IPLP Exchange and
  Assumption...................       (2,648)            --             --            --              --              --
Minority interest..............       (1,868)         1,008           (111)           --              --              --
Amortization of goodwill.......       (8,735)          (948)          (500)         (428)             --              --
                                  ----------     ----------     ----------      --------        --------         -------
Income from operations.........       64,641         30,246         15,629        14,988           7,702          (1,499)
Gain on disposition of
  properties...................        4,287          2,720             44            --              --              --
                                  ----------     ----------     ----------      --------        --------         -------
Income (loss) before
  extraordinary item...........       68,928         32,966         15,673        14,988           7,702          (1,499)
Extraordinary item -- early
  extinguishment of debt.......           --           (269)            --            --              --              --
                                  ----------     ----------     ----------      --------        --------         -------
Net income (loss)..............   $   68,928     $   32,697     $   15,673      $ 14,988        $  7,702         $(1,499)
                                  ==========     ==========     ==========      ========        ========         =======

                                                                                                              THE COMPANY'S
                                                                THE COMPANY                                    PREDECESSORS
                                 --------------------------------------------------------------------------   --------------
                                                                                             FOR THE PERIOD   FOR THE PERIOD
                                                                                                JULY 29,        JANUARY 1,
                                                                                                  1994             1994
                                              FOR THE YEAR ENDED DECEMBER 31,                   THROUGH          THROUGH
                                 ---------------------------------------------------------    DECEMBER 31,       JULY 28,
                                     1998           1997           1996           1995            1994             1994
                                 ------------   ------------   ------------   ------------   --------------   --------------
OTHER INFORMATION:
Total owned or controlled
  properties (end of period)...          234            147             94            56              48               4
Total owned or controlled
  apartment units (end of
  period)......................       61,672         40,039         23,764        14,453          12,513           1,711
Total equity apartment units
  (end of period)..............      171,657         83,431         19,045        19,594          20,758          29,343
Units under management (end of
  period)......................      146,034         69,587         19,045        19,594          20,758          29,343
Basic earnings per OP Unit.....   $     0.80     $     1.09     $     1.05      $   0.86        $   0.42             N/A
Diluted earnings per OP Unit...   $     0.78     $     1.08     $     1.04      $   0.86        $   0.42             N/A
Distributions paid per OP
  Unit.........................   $     2.25     $     1.85     $     1.70      $   1.66        $   0.29             N/A
BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation.................   $2,743,865     $1,657,207     $  865,222      $477,162        $406,067         $47,500
Real estate, net of accumulated
  depreciation.................    2,515,710      1,503,922        745,145       448,425         392,368          33,270
Total assets...................    4,186,764      2,100,510        827,673       480,361         416,739          39,042
Total mortgages and notes
  payable......................    1,601,730        808,530        522,146       268,692         141,315          40,873
Redeemable partnership units...           --        197,086         96,064        38,463          32,047              --
Mandatorily redeemable 1994
  Cumulative Senior Preferred
  Units........................           --             --             --            --          96,600              --
Partnership-obligated mandatory
  redeemable convertible
  preferred securities of a
  subsidiary trust.............      149,500             --             --            --              --              --
Partners' capital..............    2,153,335        960,176        178,462       160,947         137,354          (9,345)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
1997

  Net Income

     The Company recognized net income of $68.9 million, and net income attributable to holders of OP Units of $42.4 million, for the year ended December 31, 1998, compared to net income of $32.7 million, and net income attributable to holders of OP Units of $30.4 million, for the year ended December 31, 1997. Net income attributable to holders of OP Units represents net income less distributions on Preferred Units.

     The increase in net income attributable to holders of OP Units of $12.0 million, or 39.5%, was primarily the result of the following:

     - the increase in net "same store" property results;

     - the acquisition of 11,706 units in 44 apartment communities during 1997;

     - the acquisition of 22,459 units in 82 apartment communities during 1998;

     - the acquisition of NHP Incorporated ("NHP") in December 1997;

     - the acquisition of Ambassador Apartments, Inc. in May 1998;

     - the acquisition of the Insignia Multi-family Business in October 1998;
       and

     - receipt of interest income on general partner loans to unconsolidated real estate partnerships and notes receivable.

     The effect of the above on net income was partially offset by the sale of four properties in 1998 and five properties in 1997. These factors are discussed in more detail in the following paragraphs.

  Rental Property Operations

     Rental and other property revenues from the Company's owned or controlled properties totaled $374.0 million for the year ended December 31, 1998, compared to $193.0 million for the year ended December 31, 1997, an increase of $181.0 million, or 93.8%. Rental and other property revenues consisted of the following (in thousands):

                                                                1998       1997
                                                              --------   --------
1997 acquisitions...........................................  $124,266   $ 36,871
1998 acquisitions...........................................    88,857         --
"Same store" properties.....................................   150,476    136,219
1997 dispositions...........................................        --      4,092
1998 dispositions...........................................       304      8,106
Properties in lease-up after the completion of an expansion
  or renovation.............................................    10,060      7,718
                                                              --------   --------
          Total.............................................  $373,963   $193,006
                                                              ========   ========

     Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance. Property operating expenses totaled $146.0 million for the year ended December 31, 1998, compared to $76.2 million for the year ended December 31, 1997, an increase of $69.8 million, or 91.6%. Property operating expenses consisted of the following (in thousands):

                                                                1998      1997
                                                              --------   -------
1997 acquisitions...........................................  $ 48,570   $15,389
1998 acquisitions...........................................    33,811        --
"Same store" properties.....................................    59,993    52,870
1997 dispositions...........................................        --     1,972
1998 dispositions...........................................       348     3,592
Properties in lease-up after the completion of an expansion
  or renovation.............................................     3,244     2,345
                                                              --------   -------
          Total.............................................  $145,966   $76,168
                                                              ========   =======

     Owned property management expenses, representing the costs of managing the Company's owned or controlled properties, totaled $10.9 million for the year ended December 31, 1998, compared to $6.6 million for the year ended December 31, 1997, an increase of $4.3 million, or 65.2%. The increase resulted from acquisitions of properties in 1997 and 1998 and acquisitions of controlling interests in properties through the NHP and Ambassador mergers.

  Service Company Business

     Income from the service company business was $5.7 million for the year ended December 31, 1998, compared to $3.0 million for the year ended December 31, 1997, an increase of $2.7 million or 90%. The increase was primarily due to management contracts acquired in the Insignia merger that are held by the Company, as well as the transfer of majority-owned management contracts from the management companies to the Partnership. When the Company owns at least a 40% interest in a real estate partnership, the management contract with that real estate partnership is assigned to the Partnership. In addition, the increase is partially due to additional partnership and administrative fees resulting from the acquisition of partnership interests during 1998. The commercial asset management and brokerage businesses were reorganized as part of the management companies at the start of 1998. The insurance portion of operations and also property management services were reorganized as part of the management companies, effective July 1, 1998. The Company's share of income from service company businesses consisted of the following (in thousands):

                                                                1998      1997
                                                              --------   -------
Properties managed
  Management fees and other income..........................  $ 18,718   $ 9,353
  Management and other expenses.............................   (13,472)   (9,498)
                                                              --------   -------
                                                                 5,246      (145)
                                                              --------   -------
Commercial asset management
  Management and other income...............................        --       245
  Management and other expenses.............................        --      (275)
                                                              --------   -------
                                                                    --       (30)
                                                              --------   -------
Reinsurance operations
  Revenues..................................................       993     4,228
  Expenses..................................................      (255)     (360)
                                                              --------   -------
                                                                   738     3,868
                                                              --------   -------
Other
  Revenues..................................................     2,964       111
  Expenses..................................................    (3,037)     (240)
                                                              --------   -------
                                                                   (73)     (129)
                                                              --------   -------
Corporate overhead allocation...............................      (196)     (588)
                                                              --------   -------
                                                              $  5,715   $ 2,976
                                                              ========   =======

  General and Administrative Expenses

     General and administrative expenses totaled $11.4 million for the year ended December 31, 1998, compared to $5.4 million for the year ended December 31, 1997, an increase of $6.0 million, or 111.1%. The increase in general and administrative expenses is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997 and the mergers with NHP Incorporated in December 1997, Ambassador Apartments, Inc. in May 1998 and Insignia Financial Group, Inc. in October 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and limited partnership administration, as well as increased levels of personnel in the accounting and finance departments.

  Interest Expense

     Interest expense, which includes the amortization of deferred finance costs, totaled $88.2 million for the year ended December 31, 1998, compared to $51.4 million for the year ended December 31, 1997, an increase of $36.8 million or 71.6%. The increase was primarily due to interest expense incurred in connection with the acquisition of interests in Ambassador Apartments, Inc. and Insignia Financial Group, Inc. and interest expense incurred in connection with 1998 and 1997 acquisitions.

  Interest income

     Interest income totaled $29.3 million for the year ended December 31, 1998, compared to $8.7 million for the year ended December 31, 1997. The increase is primarily due to interest earned on the increased average outstanding balances of general partner loans and notes receivable.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

     The Company recognized net income of $32.7 million and net income attributable to holders of OP Units of $30.4 million for the year ended December 31, 1997 compared to net income of $15.7 million, all attributable to holders of OP Units, for the year ended December 31, 1996. Net income attributable to holders of OP Units represents net income less distributions on Preferred Units. There were no Preferred Units outstanding during 1996. The increase in net income allocable to holders of OP units of $14.7 million, or 93.6%, was primarily the result of the following:

     - the acquisition of 10,484 units in 42 apartment communities primarily during November and December 1996;

     - the acquisitions of 11,706 units in 44 apartment communities during 1997;

     - the acquisition of interests in the NHP Partnerships including the period June through December 1997;

     - the acquisition of NHP Partnerships in December 1997;

     - interest income on general partner loans to unconsolidated real estate partnerships; and

     - the increase in net "same store" property results.

     The effect of the above on net income was partially offset by the sale of four properties in August 1996 and five properties in October 1997. These factors are discussed in more detail in the following paragraphs.

  Rental Property Operations

     Rental and other property revenues from the Company's owned or controlled properties totaled $193.0 million for the year ended December 31, 1997, compared to $100.5 million for the year ended December 31, 1996, an increase of $92.5 million, or 92.0%. Rental and other property revenues consisted of the following (in thousands):

                                                                1997       1996
                                                              --------   --------
1996 acquisitions...........................................  $ 68,505   $ 14,970
1997 acquisitions...........................................    22,163         --
"Same store" properties.....................................    78,724     75,069
Acquisitions of interests in the NHP Partnerships...........    15,592         --
1996 dispositions...........................................        --      3,363
1997 dispositions...........................................     4,092      4,719
Properties in lease-up after the completion of an expansion
  or renovation.............................................     3,930      2,395
                                                              --------   --------
          Total.............................................  $193,006   $100,516
                                                              ========   ========

     Average monthly rent per occupied unit for the same store properties increased to $571 at December 31, 1997 from $560 at December 31, 1996, an increase of 2.0%. Weighted average physical occupancy for the properties increased to 94.8% at December 31, 1997, from 94.5% at December 31, 1996, an increase of 0.3%.

     Property operating expenses totaled $76.2 million for the year ended December 31, 1997, compared to $38.4 million for the year ended December 31, 1996, an increase of $37.8 million, or 98.4%. Property operating expenses consisted of the following (in thousands):

                                                               1997      1996
                                                              -------   -------
1996 acquisitions...........................................  $28,911   $ 5,258
1997 acquisitions...........................................    8,402        --
"Same store" properties.....................................   28,009    28,234
Acquisition of interests in the NHP Partnerships............    7,304        --
1996 dispositions...........................................       --     1,793
1997 dispositions...........................................    1,972     2,300
Properties in lease-up after the completion of an expansion
  or renovation.............................................    1,570       815
                                                              -------   -------
          Total.............................................  $76,168   $38,400
                                                              =======   =======

     Owned property management expenses, representing the costs of managing the Company's owned properties, totaled $6.6 million for the year ended December 31, 1997, compared to $2.7 million for the year ended December 31, 1996, an increase of $3.9 million or 144.4%. The increase resulted from the acquisition of properties in 1996 and 1997 and the acquisition of interests in the NHP Partnerships.

  Service Company Business

     Income from the service company business was $3.0 million for the year ended December 31, 1997 compared to $2.2 million for the year ended December 31, 1996, an increase of $0.8 million or 36.4%. The increase is due to the acquisition by the Company of property management businesses in August and November 1996, the acquisition of partnership interests which provide for certain partnership and administrative fees, and a captive insurance subsidiary acquired in connection with the acquisition of the NHP Real Estate Companies in June 1997, which were offset by the expiration of the Company's commercial asset management contracts on March 31, 1997. The Company's share of income from service company businesses consisted of the following (in thousands):

                                                               1997      1996
                                                              -------   -------
Properties managed
  Management fees and other income..........................  $ 9,353   $ 5,679
  Management and other expenses.............................   (9,498)   (4,623)
                                                              -------   -------
                                                                 (145)    1,056
                                                              -------   -------
Commercial asset management
  Management and other income...............................      245     1,026
  Management and other expenses.............................     (275)     (339)
                                                              -------   -------
                                                                  (30)      687
                                                              -------   -------
Reinsurance operations
  Revenues..................................................    4,228     1,267
  Expenses..................................................     (360)     (282)
                                                              -------   -------
                                                                3,868       985
                                                              -------   -------
Brokerage and other
  Revenues..................................................      111       395
  Expenses..................................................     (240)     (316)
                                                              -------   -------
                                                                 (129)       79
                                                              -------   -------
Corporate overhead allocation...............................     (588)     (590)
                                                              -------   -------
                                                              $ 2,976   $ 2,217
                                                              =======   =======

     Income (loss) from the management of properties for third parties and affiliates was $(0.1) million for the year ended December 31, 1997 compared to $1.1 million for the year ended December 31, 1996, a decrease of $1.2 million, or 109.1%.

     Losses from commercial asset management were $30,000 for the year ended December 31, 1997 compared to income of $0.7 million for the year ended December 31, 1996. The decrease is primarily due to the expiration of certain commercial management contracts in March 1997.

     Income from the reinsurance operations for the year ended December 31, 1997 increased by $2.9 million from the year ended December 31, 1996, due to increased premiums collected from a larger work force, improved loss experience and the closure of claims for less than the amounts previously reserved, as well as the acquisition of the NHP Real Estate Companies, which included the acquisition of a captive insurance company.

  General and Administrative Expenses

     General and administrative expenses totaled $5.4 million for the year ended December 31, 1997 compared to $1.5 million for the year ended December 31, 1996, an increase of $3.9 million, or 260.0%. The increase in general and administrative expenses is primarily due to the purchase of the NHP Real Estate Companies in June 1997 and the merger with NHP in December 1997.

  Interest Expense

     Interest expense, which includes the amortization of deferred finance costs, totaled $51.4 million for the year ended December 31, 1997, compared to $24.8 million for the year ended December 31, 1996, an increase of $26.6 million or 107.3%. The increase was primarily due to interest expense incurred in connection with the acquisition of interests in the NHP Real Estate Companies and NHP and interest expense incurred in connection with 1997 and 1996 acquisitions.

  Interest Income

     Interest income totaled $8.7 million for the year ended December 31, 1997, compared to $0.5 million for the year ended December 31, 1996. The increase is primarily due to interest earned on general partner loans to unconsolidated real estate partnerships acquired in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $52.8 million in cash and cash equivalents and $53.7 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash is held by partnerships and subsidiaries which are not presented on a consolidated basis. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, and distributions paid to its unitholders. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands.

     As of December 31, 1998, 90% of the Company's owned or controlled properties and 53% of its total assets were encumbered by debt. The Company had total outstanding indebtedness of $1,601.7 million, of which $1,321.4 million was secured by properties. The Company's indebtedness is comprised of $819.3 million of secured long-term financing, $394.1 million of secured tax-exempt bonds and $388.3 in secured and unsecured short-term financing. As of December 31, 1998, approximately 27.0% of the Company's indebtedness bears interest at variable rates. As of March 11, 1999, approximately 9.5% of the Company's indebtedness bears interest at variable rates. General Motors Acceptance Corporation had made 85 loans (the "GMAC Loans") to property owning partnerships of the Company, each of which is secured by the property owned by such partnership. The 85 GMAC Loans had an aggregate outstanding principal balance of $175.2 million as of December 31, 1998. Certain GMAC Loans are cross-collateralized with certain other GMAC Loans. Other than certain GMAC Loans, none of the Company's debt is subject to cross-collateralization provisions. The weighted average interest rate on the Company's long-term, secured, tax-exempt notes payable was 7.0% with a weighted average maturity of 12.0 years as of December 31, 1998. The weighted average interest rate on the Company's secured and unsecured short-term financing was 7.1% as of December 31, 1998.

     In February 1999, the $50 million credit facility with Washington Mortgage Financial Group, Ltd. was terminated and all outstanding indebtedness was repaid with the proceeds from new, long-term, fully amortizing indebtedness secured by properties that previously secured the credit facility.

     In February and March 1999, the Company incurred in the aggregate $83.4 million of long-term, fixed rate, fully amortizing mortgage debt secured by 13 properties in separate loan transactions. The Company used the $81.5 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc., to repay debt under its credit facility with Bank of America National Trust and Savings Association and Bank Boston, N.A. and to provide working capital. As of March 11, 1999, the balance outstanding under the interim loan agreement was $25 million, under the credit facility was $74.8 million and under the IPT credit agreement was $45.0 million. The amount available under the credit facility at March 11, 1999 was $24 million and under the IPT credit agreement was $5.0 million.

     The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations. In August 1998, AIMCO and the Partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 1998, AIMCO had $1,268 million available and the Partnership had $500 million available from this registration statement. On February 18, 1999, AIMCO raised net proceeds of $120.6 million in a public offering and contributed all of the proceeds to the Partnership in exchange for 5,000,000 Class K Preferred Units. The offering reduced the amount remaining available to AIMCO under the shelf registration statement to $1,143 million. All proceeds were used to further reduce the balance outstanding under the Lehman interim loan. The Company expects to finance pending acquisitions of real estate interests with the issuance of equity securities and debt.

CAPITAL EXPENDITURES

     For the year ended December 31, 1998, the Company spent $28.3 million for Capital Replacements (expenditures for routine maintenance of a property), $28.1 million for Initial Capital Expenditures ("ICE", expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $20.1 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Company's primary credit facility, working capital reserves and net cash provided by operating activities. During 1999, the Company will provide an allowance for capital replacements of $300 per apartment unit. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's primary credit facility.

     The Company's accounting treatment of various capital and maintenance costs is detailed in the following table:

                                                                             DEPRECIABLE LIFE
EXPENDITURE                                           ACCOUNTING TREATMENT       IN YEARS
-----------                                           --------------------   ----------------
Initial capital expenditures........................      capitalize           5 to 30
Capital enhancements................................      capitalize           5 to 30
Capital replacements:
Carpet/vinyl replacement............................      capitalize              5
Carpet cleaning.....................................        expense              N/A
Major appliance replacement (refrigerators, stoves,       capitalize              5
  dishwashers, washers/dryers)......................
Cabinet replacement.................................      capitalize              5
Major new landscaping...............................      capitalize              5
Seasonal plantings and landscape replacements.......        expense              N/A
Roof replacements...................................      capitalize             30
Roof repairs........................................        expense              N/A
Model furniture.....................................      capitalize              5
Office equipment....................................      capitalize              5
Exterior painting, significant......................      capitalize              5
Interior painting...................................        expense              N/A
Parking lot repairs.................................        expense              N/A
Parking lot repaving................................      capitalize             30
Equipment repairs...................................        expense              N/A
General policy for capitalization...................  capitalize amounts       various
                                                       in excess of $250

FUNDS FROM OPERATIONS

     The Company measures its economic profitability based on Funds From Operations ("FFO"), less a reserve for Capital Replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve, provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for amortization of goodwill, the non-cash, deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of distributions on Preferred Units. FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     For the years ended December 31, 1998, 1997 and 1996, the Company's FFO is calculated as follows (amounts in thousands):

                                                          1998        1997        1996
                                                        ---------   ---------   --------
Net income............................................  $  68,928   $  32,697   $ 15,673
Extraordinary item....................................         --         269         --
Gain on disposition of properties.....................     (4,287)     (2,720)       (44)
Real estate depreciation, net of minority interests...     79,869      33,751     19,056
Real estate depreciation related to unconsolidated
  entities............................................     34,765       9,864         --
Amortization of goodwill..............................     11,401         948        500
Amortization of recoverable amount of management
  contracts...........................................     14,776       1,587         --
Deferred taxes........................................      9,215       4,894         --
Preferred unit distributions..........................    (20,837)       (135)        --
                                                        ---------   ---------   --------
Funds From Operations (FFO)...........................  $ 193,830   $  81,155   $ 35,185
                                                        =========   =========   ========
Weighted average number of OP units and OP unit
  equivalents:
  OP units............................................     52,798      27,732     14,978
  OP unit equivalents.................................      1,306         381         16
  Preferred units convertible into OP units...........      2,463       1,006         --
                                                        ---------   ---------   --------
                                                           56,567      29,119     14,994
                                                        =========   =========   ========
CASH FLOW INFORMATION:
Cash flow provided by operating activities............  $ 144,152   $  73,032   $ 38,806
Cash flow used in investing activities................   (342,541)   (717,663)   (88,144)
Cash flow provided by financing activities............    214,133     668,549     60,129

CONTINGENCIES

  HUD Enforcement

     In October 1997, NHP received a subpoena from the HUD Inspector General, which requested documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multi-family projects in exchange for or in connection with property management of a HUD project. The Company believes that other owners and managers of HUD projects have received similar subpoenas. Documents provided by the Company to the HUD Inspector General relating to certain of NHP acquisitions of property management rights for HUD projects may be responsive to the subpoena. The Company believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for the Company and the U.S. Attorney for the Northern District of California entered into a Tolling Agreement related to certain civil claims the government may have against the Company. Although no action has been initiated against the Company or, to the Company's knowledge, any owner of a HUD property managed by the Company, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects, affect the Company's ability to receive 2530 Clearances or otherwise have a material adverse effect on the Company's results of operations. HUD also has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation by any HUD office or nationwide for violations of HUD regulatory requirements.

  Year 2000 Compliance

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

     Over the past two years, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed in time, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company's plan to resolve Year 2000 issues involves four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

     STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

     COMPUTER HARDWARE

     During 1997 and 1998, the Company identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. During 1997, when the Company merged with NHP, the mainframe system used by NHP was Year 2000 compliant. In August 1998, the Year-2000 compliant system became fully functional for the entire Company.

     In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Company has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

     The total cost to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million, of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

     COMPUTER SOFTWARE

     The Company utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

     In 1997, when the Company merged with NHP, the core financial system used by NHP was Year 2000 compliant. During 1998, the Company integrated all of its core financial systems to this compliant system for general ledger and financial reporting purposes.

     In 1997, the Company determined that the software used for property management and rent collection was not Year 2000 compliant. During 1998, the Company implemented a Year 2000 compliant system at each of its owned or managed properties, at a cost of $1.4 million. During 1998, the Company acquired 82 properties and acquired the Insignia Multi-family Business. Insignia owned or managed 1,100 properties.

As properties are acquired, the Company converts the existing property management and rent collection systems to the Company's Year 2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired from Insignia, is $200,000, and the implementation and testing process is expected to be completed by March 31, 1999.

     The final software area is the office software and server operating systems. The Company has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

     OPERATING EQUIPMENT

     The Company has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Company began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example, elevators, heating, ventilating and air conditioning systems, security and alarm systems, etc.)

     The Company has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Company at risk financially or operationally. The Company intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

     Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998, the Company has evaluated approximately 86% of the operating equipment for Year 2000 compliance.

     The total cost incurred as of December 31, 1998 to replace or repair the operating equipment was approximately $70,000. The Company estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, and the Company expects to be completed by April 30, 1999.

     The Company continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within the enterprise.

     NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

     The Company continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Company has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Company has updated data transmission standards with two of the three financial institutions. The Company's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

     The Company does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant.

     Management does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Company. However, the effect of non-compliance by external agents is not readily determinable.

     COSTS TO ADDRESS YEAR 2000

     The total cost of the Year 2000 project is estimated at $3.5 million and is being funded from operating cash flows. To date, the Company has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred.

     RISKS ASSOCIATED WITH THE YEAR 2000

     Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

     In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. The Company could be subject to litigation for, among other things, computer system failures, equipment shutdowns or a failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     CONTINGENCY PLANS ASSOCIATED WITH THE YEAR 2000

     The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

INFLATION

     Substantially all of the leases at the Company's apartment properties are for a period of six months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its revenues.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long term debt financings.

     The Company had $432.0 million of variable rate debt outstanding at December 31, 1998, which represents 27.0% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $4.3 million on an annual basis. As of March 11, 1999, approximately 9.5% of the Company's indebtedness bears interest at variable rates. At December 31, 1998, the Company had $1,169.7 million of fixed rate debt outstanding, of which debt in an aggregate amount of $39.6 million, $47.8 million, $42.5 million, $89.1 million and $56.2 million will mature in the years 1999, 2000, 2001, 2002 and 2003, respectively.

     From time to time, the Company enters into interest rate lock agreements to obtain what the Company considers advantageous pricing for future anticipated debt issuances.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of December 31, 1998 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The independent auditor's reports, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     All of the executive officers of the General Partner of the Partnership also serve as executive officers of AIMCO. Accordingly, the information below reflects the directors of the General Partner and the executive officers of both the General Partner of the Partnership and AIMCO. The officers of AIMCO and the General Partner of the Partnership are elected annually by their respective Boards of Directors.

NAME                             AGE                POSITION WITH THE COMPANY
----                             ---                -------------------------
Terry Considine................  51    Chairman of the Board of Directors and Chief
                                       Executive Officer
Peter K. Kompaniez.............  54    Vice Chairman, President and Director
Joel F. Bonder.................  50    Executive Vice President, General Counsel and
                                       Secretary
Patrick J. Foye................  42    Executive Vice President
Robert Ty Howard...............  41    Executive Vice President -- Ancillary Services
Steven D. Ira..................  48    Executive Vice President and Co-Founder
Paul J. McAuliffe..............  42    Executive Vice President -- Capital Markets
Thomas W. Toomey...............  38    Executive Vice President -- Finance and
                                       Administration
Harry G. Alcock................  35    Senior Vice President -- Acquisitions
Troy D. Butts..................  34    Senior Vice President and Chief Financial Officer

     The following is a biographical summary of the experience of the current directors of the General Partner and executive officers of the General Partner and AIMCO as of March 11, 1999.

     Terry Considine. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of the General Partner and AIMCO since July 1994. He is the sole owner of Considine Investment Co. and prior to July 1994 was owner of approximately 75% of Property Asset Management, L.L.C., Limited Liability Company, a Colorado limited liability company, and its related entities (collectively, "PAM"), one of the Company's predecessors. On October 1, 1996, Mr. Considine was appointed Co-Chairman and director of Asset Investors Corp. and Commercial Asset Investors, Inc., two other public real estate investment trusts, and appointed as a director of Financial Assets Management, LLC, a real estate investment trust manager. Mr. Considine has been and remains involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College, a J.D. from Harvard Law School and was formerly admitted as a member of the Massachusetts Bar (inactive).

     Mr. Considine has had substantial multifamily real estate experience. From 1975 through July 1994, partnerships or other entities in which Mr. Considine had controlling interests invested in approximately 35 multifamily apartment properties and commercial real estate properties. Six of these real estate assets (four of which were multifamily apartment properties and two of which were office properties) did not generate sufficient cash flow to service their related indebtedness and were foreclosed upon by their lenders, causing pre-tax losses of approximately $11.9 million to investors and losses of approximately $2.7 million to Mr. Considine.

     Peter K. Kompaniez. Mr. Kompaniez has been Vice Chairman and a director of AIMCO since July 1994 and was appointed President of AIMCO in July 1997. Mr. Kompaniez has served as Vice President of the General Partner from July 1994 through July 1998 and was appointed President in July 1998. Mr. Kompaniez has been a director of the General Partner since July 1994. Mr. Kompaniez has also served as Chief Operating Officer of NHP and President of NHP Partners since June 1997. Since September 1993, Mr. Kompaniez has owned 75% of PDI Realty Enterprises, Inc., a Delaware corporation ("PDI"), one of AIMCO's predecessors, and serves as its President and Chief Executive Officer. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V's real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate. Prior to joining HFC, Mr. Kompaniez was a senior partner with the law firm of Loeb and Loeb where he had extensive real estate and REIT experience. Mr. Kompaniez received a B.A. from Yale College and a J.D. from the University of California (Boalt Hall).

     Joel F. Bonder. Mr. Bonder was appointed Executive Vice President General Counsel and Secretary of AIMCO effective December 1997. Mr. Bonder has also been Executive Vice President and General Counsel of the General Partner since July 1998. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP Incorporated from June 1991 to March 1994 and as Associate General Counsel of NHP from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washington, D.C. law firm of Lane & Edson, PC. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

     Patrick J. Foye. Mr. Foye was appointed Executive Vice President of AIMCO in May 1998. He is responsible for acquisitions of partnership securities, consolidation of minority interest, and corporate and other acquisitions. Mr. Foye has also been Executive Vice President of the General Partner since July 1998. Prior to joining AIMCO, Mr. Foye was a Mergers and Acquisitions Partner in the Law Firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the Firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye received a B.A. from Fordham College, a J.D. from Fordham Law School and was Associate Editor of the Fordham Law Review. Mr. Foye is also Deputy Chairman of the Long Island Power Authority ("LIPA"). Mr. Foye is also a member of the New York State Privatization Council.

     Robert Ty Howard. Mr. Howard was appointed Executive Vice
President -- Ancillary Services in February 1998. Mr. Howard was appointed Executive Vice President -- Ancillary Services of the General Partner in July 1998. Prior to joining AIMCO, Mr. Howard served as an officer and/or director of four affiliated companies, Hecco Ventures, Craig Corporation, Reading Company and Decurion Corporation. Prior to joining AIMCO, Mr. Howard was responsible for venture investment, financing, mergers and acquisitions activities and investments in commercial real estate, both nationally and internationally. From 1983 to 1987, he was employed by Spieker Properties. Mr. Howard received a B.A. from Amherst College, a J.D. from Harvard Law School and an M.B.A. from Stanford University Graduate School of Business.

     Steven D. Ira. Mr. Ira is a Co-Founder of AIMCO and has served as Executive Vice President since July 1994. Mr. Ira has been Executive Vice President of the General Partner since July 1998. From 1987 until July 1994, he served as President of PAM. Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of both the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

     Paul J. McAuliffe. Mr. McAuliffe was appointed Executive Vice
President -- Capital Markets in February 1999. Mr. McAuliffe has also been Executive Vice President -- Capital Markets of the General Partner since February 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was the senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co. Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

     Thomas W. Toomey. Mr. Toomey has served as Senior Vice President -- Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President -- Finance and Administration in March 1997. Mr. Toomey has been Executive Vice President -- Finance and Administration of the General Partner since July 1998. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. Mr. Toomey received a B.S. in Business Administration/ Finance from Oregon State University.

     Harry G. Alcock. Mr. Alcock has served as a Vice President of the General Partner and AIMCO since July 1996, and was promoted to Senior Vice
President -- Acquisitions in October 1997, with responsibility for acquisition and financing activities since July 1994. From June 1992 until July 1994, Mr. Alcock served as Senior Financial Analyst for PDI and HFC. From 1988 to 1992, Mr. Alcock worked for Larwin Development Corp., a Los Angeles based real estate developer, with responsibility for raising debt and joint venture equity to fund land acquisitions and development. From 1987 to 1988, Mr. Alcock worked for Ford Aerospace Corp. He received his B.S. from San Jose State University.

     Troy D. Butts. Mr. Butts has served as Senior Vice President and Chief Financial Officer of AIMCO since November 1997. Mr. Butts has also been Senior Vice President and Chief Financial Officer of the General Partner since July 1998. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

     Section 16(a) Compliance. Section 16(a) of the Securities Exchange Act requires the General Partner's executive officers and directors, and persons who own more than ten percent of a registered class of the Partnership's OP Units, to file reports (Forms 3, 4 and 5) of unit ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent of the Partnership's OP Units are required by Securities Exchange Commission regulations to furnish the Partnership with copies of all such forms that they file.

     Based solely on the Partnership's review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 1998, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Partnership believes that during the period ended December 31, 1998, all filing requirements were complied with by its executive officers and beneficial owners of more than ten percent of the Partnership's OP Units with the exception of the following: Mr. Considine filed a Form 5 on January 29, 1999, which disclosed the acquisition of OP Units; Mr. Ira filed a Form 5 on January 29, 1999, which disclosed the acquisition of OP Units; and the initial statements of beneficial ownership of securities on Form 3 with respect to the Partnership were filed in March 1999 for Messrs. Considine, Kompaniez, Bonder, Foye, Howard, Ira, Toomey, Alcock and Butts.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid for each of the three fiscal years ended December 31, 1998, 1997 and 1996 to the directors of the General Partner and the Chief Executive Officer and each of the four other most highly compensated executive officers of the General Partner and AIMCO (the "Named Executive Officers"). Information regarding stock options and other stock based compensation payable by AIMCO has been included for informational purposes since the Partnership will issue to AIMCO additional OP Units upon the exercise of such stock options and the contribution to the Partnership of the net proceeds therefrom.

                                                                                        LONG TERM
                                                                                     COMPENSATION(1)
                                                                                     ----------------
                                                                                        SECURITIES
                                           ANNUAL COMPENSATION                       UNDERLYING STOCK
                                         -----------------------    OTHER ANNUAL     OPTIONS/SARS (#)      ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)(2)   COMPENSATION($)        AWARDS        COMPENSATION($)
---------------------------       ----   ---------   -----------   ---------------   ----------------   ---------------
Terry Considine.................  1998   $275,000    $1,025,000          --               150,000             --
  Chairman of the Board of        1997    275,000     2,060,000          --             2,740,000             --
  Directors and Chief             1996    267,500        20,000          --               165,000             --
  Executive Officer
Peter K. Kompaniez..............  1998   $235,000    $  735,000          --                75,000             --
  President and Vice              1997    235,000       800,000          --               815,000             --
  Chairman                        1996    227,500        20,000          --                87,000             --
Steven D. Ira...................  1998   $200,000    $  225,000          --                    --             --
  Executive Vice President        1997    200,000       550,000          --               210,000             --
  and Co-Founder                  1996    194,000        20,000          --                77,000             --
Thomas W. Toomey................  1998   $200,000    $  300,000          --               100,000             --
  Executive Vice President --     1997    180,000       555,000          --               220,000             --
  Finance and Administration      1996    130,000        50,000          --                73,000             --
Patrick J. Foye(3)..............  1998   $135,600    $  400,000          --               375,000             --
  Executive Vice President        1997         --            --          --                    --             --
                                  1996         --            --          --                    --             --

---------------

(1) Excludes 1,227,078, 376,526, 125,632, 165,632 and 78,948 shares of AIMCO
    Class A Common Stock underlying options granted to Messrs. Considine, Kompaniez, Ira, Toomey and Foye, respectively, from 1996 to 1998, which were immediately exercised to purchase shares pursuant to AIMCO's leveraged stock purchase program. See "Item 13 -- Certain Relationships and Related Transactions-Stock Purchase Loans." Options earned in respect of 1997 and 1998 fiscal years were awarded in January 1998 and 1999, respectively.

(2) Includes all Discretionary and Incentive cash compensation earned by the Named Executive Officers.

(3) Mr. Foye was not an employee of the General Partner prior to May 1998.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     Information on options granted in 1998 to the Named Executive Officers is set forth in the following table. Such options reflect options to purchase shares of AIMCO Class A Common Stock.

                                          INDIVIDUAL GRANTS(1)
                          ----------------------------------------------------
                                            % OF
                                            TOTAL
                                          OPTIONS/
                                            SARS                                 POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF      GRANTED                               ASSUMED ANNUAL RATES OF STOCK
                           SECURITIES        TO                                  PRICE APPRECIATION FOR OPTION
                           UNDERLYING     EMPLOYEES   EXERCISE OR                           TERM(4)
                          OPTIONS/SARS    IN FISCAL      BASE       EXPIRATION   ------------------------------
          NAME            GRANTED(#)(2)    YEAR(3)    PRICE($/SH)      DATE          5%($)           10%($)
          ----            -------------   ---------   -----------   ----------   -------------   --------------
Terry Considine.........    2,740,000       55.7%       $37.375     1/21/2008     $64,403,500     $163,211,200
Peter K. Kompaniez......      815,000       16.7%        37.375     1/21/2008      19,156,500       48,546,400
Steven D. Ira...........      210,000        4.3%        37.375     1/21/2008       4,936,000       12,508,900
Thomas W. Toomey........      220,000        4.5%        37.375     1/21/2008       5,171,100       13,104,500
Patrick J. Foye.........      275,000        5.6%        38.000     5/22/2008       6,571,900       16,654,600

---------------

(1) Unless otherwise specified, options vest over five years, with vesting as to 40% of the underlying shares after two years and an additional 20% vesting each of the next two years. Under the terms of the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the "1997 Stock Plan"), the plan administrator retains discretion, subject to certain restrictions, to modify the terms of outstanding options. The exercise price of incentive and non-qualified options granted under the 1997 Stock Plan will generally equal the fair market value of a share of AIMCO Class A Common Stock on the date of grant.

(2) Excludes 78,948 shares of AIMCO Class A Common Stock underlying options granted to Mr. Foye which were immediately exercised to purchase shares pursuant to AIMCO's leveraged stock purchase program. See "Item
    13 -- Certain Relationships and Related Transactions -- Stock Purchase
    Loans."

(3) Excludes 513,046 shares of AIMCO Class A Common Stock underlying options granted to all employees which were immediately exercised to purchase shares pursuant to AIMCO's leveraged stock purchase program. See "Item
    13 -- Certain Relationships and Related Transactions -- Stock Purchase
    Loans."

(4) Assumed annual rates of stock price appreciation are set forth for illustrative purposes only. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not be realized.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

     Information on option exercises during 1998 by the Named Executive Officers, and the value of unexercised options held by Named Executive Officers at December 31, 1998 is set forth in the following table. Such options reflect options to purchase shares of AIMCO Class A Common Stock.

                                                                           NUMBER OF SECURITIES
                                                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                              OPTIONS/SARS AT          IN-THE-MONEY OPTIONS/SARS
                                                                                 FY-END(#)                  AT FY-END($)(3)
                                    SHARES ACQUIRED        VALUE        ---------------------------   ---------------------------
              NAME                 ON EXERCISE(#)(1)   REALIZED($)(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
              ----                 -----------------   --------------   -----------   -------------   -----------   -------------
Terry Considine..................        2,400            $ 20,954            --        2,747,200            --       $119,250
Peter K. Kompaniez...............           --                  --           800          817,400      $ 13,250         39,750
Steven D. Ira....................       25,000             293,200        49,600          212,400       815,500         39,750
Thomas W. Toomey.................           --                  --            --          220,000            --             --
Patrick J. Foye..................           --                  --            --          275,000            --             --

---------------

(1) Excludes 78,948 shares of AIMCO Class A Common Stock underlying options granted to Mr. Foye which were immediately exercised to purchase shares pursuant to AIMCO's leveraged stock purchase program. See "Item
    13 -- Certain Relationships and Related Transactions -- Stock Purchase
    Loans."

(2) "Value Realized" is reduced by amounts withheld for payment of Federal and state taxes.

(3) Market value of underlying securities at fiscal year-end, less the exercise price. Market value is determined based on the closing price of the AIMCO Class A Common Stock on the New York Stock Exchange on December 31, 1998 of $37.1875 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information available to the Company, as of March 11, 1999, with respect to OP Units of the Company held by
(i) each director of the General Partner and the five most highly compensated executive officers of the General Partner who were serving as of December 31, 1998; (ii) all directors and executive officers of the Partnership as a group; and (iii) those persons known to the Company to be the beneficial owners (as determined under the rules of the Securities Exchange Commission) of more than 5% of such OP Units. This table does not reflect options that are not exercisable within 60 days, or the beneficial ownership of High Performance Units by executive officers and directors of the General Partner. The business address of each of the following directors and executive officers of the General Partner is 1873 South Bellaire Street, Suite 1700, Denver, Colorado 80222-4348, unless otherwise specified.

                                                                               PERCENTAGE OF
                                                                NUMBER OF     OWNERSHIP OF THE
NAME AND ADDRESS OF BENEFICIAL OWNER                             OP UNITS       PARTNERSHIP
------------------------------------                           ------------   ----------------
Directors & Executive Officers of the General Partner:
  Terry Considine...........................................     785,011(1)          1.2%
  Peter K. Kompaniez........................................      23,625               *
  Steven D. Ira.............................................      96,614               *
  Thomas W. Toomey..........................................                           *
  Patrick J. Foye...........................................                           *
  All directors and executive officers as a group (10
     persons)...............................................     905,250             1.3%
5% or Greater Holders
  AIMCO-LP, Inc.............................................   61,656,837           91.2%

---------------

 *  Less than 1.0%

(1) Includes 160,724 OP Units held by entities in which Mr. Considine has sole voting and investment power, 2,300 OP Units held by the Considine Partnership, for 99% of which Mr. Considine disclaims beneficial ownership, and 157,698 OP Units held by Mr. Considine's spouse, Elizabeth Considine, for which Mr. Considine disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time, the Company has entered into various transactions with certain of its executive officers and directors. The Company attempts to price such transactions based on fair market value, and believes that the transactions are on terms that are as favorable to the Company, as the case may be, as could be achieved with unrelated third parties.

FORMATION OF MANAGEMENT COMPANIES

     From time to time the Company has formed corporations (the "Management Companies") in which the Partnership holds non-voting preferred stock representing a 95% economic interest in such corporations. The remaining 5% economic interest, which represents 100% of the voting interest, is owned by certain of the Company's executive officers, including Messrs. Considine, Kompaniez and Ira. The Management Companies were formed to engage in businesses generally not permitted under the REIT provisions of the Internal Revenue Code. Although transactions between the Company and the Management Companies are not at arm's length, the Company believes that such transactions are at fair market value.

     During 1997, in connection with the acquisition of NHP and certain related assets, the following Management Companies were formed: AIMCO/NHP Holdings, Inc. ("ANHI"), NHP Management Company ("NHPMC"), AIMCO/NHP Properties, Inc. ("ANPI") and NHP A&R Services, Inc. ("NHPAR"). Messrs. Considine and Kompaniez, collectively, own 5% of the outstanding stock of each of NHPAR, NHPMC, ANHI and ANPI. Prior to July 1, 1998, Messrs. Considine and Kompaniez, collectively, owned 5% of the outstanding stock of Property Asset and Management Services, Inc. ("PAMS, Inc."), a Management Company formed in 1996. On July 1, 1998, each of Messrs. Considine and Kompaniez and the Partnership contributed all of their stock in PAMS, Inc. to NHPMC. Because the relative share ownership of PAMS, Inc. and NHPMC by Messrs. Considine and Kompaniez and the Partnership was identical, no additional shares of NHPMC were issued in consideration for the contribution.

     For the year ended December 31, 1998, Messrs. Considine and Kompaniez have received dividends of approximately $232,000 and $46,000, respectively, on their shares of common stock of the Management Companies and the Company has received dividends of $5,284,000 on its shares of preferred stock of the Management Companies. All of the amounts paid as dividends to Messrs. Considine and Kompaniez were used to pay interest and/or principal due under promissory notes to the Company and the Management Companies.

TRANSACTIONS WITH THE MANAGEMENT COMPANIES

     When the Company owns a significant interest in a real estate partnership, the management contract for the property owned by that real estate partnership may be assigned by the Management Companies to the Partnership. During 1998, Management Companies assigned their rights under a total of 330 management contracts to the Partnership in exchange for the Partnership assuming all obligations under such contracts.

     During 1998, in connection with the Insignia merger, the Partnership transferred its subsidiary, AG Management LLC, to NHPMC. NHPMC executed a note for $45,000,000 in favor of the Partnership in respect of certain obligations assumed by the Partnership. The highest amount of indebtedness existing under the note during 1998 was $45,000,000. The rate of interest under the note is 8.5%. The amount outstanding under the note was $45,000,000 as of December 31, 1998.

     During 1998, the Partnership formed a partnership, AG Services, L.P., with NHPMC and NHPAR in connection with a cost sharing arrangement with the Company. Under this arrangement, AG Services, L.P. serves as a common paymaster agent and employs certain individuals who provide services to properties that are managed by NHPMC, NHPAR and/or the Partnership.

STOCK PURCHASE LOANS

     From time to time, AIMCO makes loans to certain executive officers to finance their purchase of shares of AIMCO Class A Common Stock from AIMCO. All loans made prior to 1998 bear interest at the rate of 7.25% per annum. During 1998, AIMCO sold 152,860 shares of AIMCO Class A Common Stock to Messrs. Bonder, Howard and Foye for an aggregate purchase price of $5,648,000. In each case, the purchase price was equal to the closing price of the AIMCO Class A Common Stock on the New York Stock Exchange on the date of sale. In payment for such shares, Messrs. Bonder, Howard and Foye executed notes payable to AIMCO bearing interest at 7.0%, 7.0% and 6.25%, respectively, per annum, payable quarterly, and due in 2008. The interest rate on the loans is based upon the Company's cost of borrowing under its line of credit.

     The following table sets forth certain information with respect to these loans to executive officers.

                                                         HIGHEST AMOUNT    AMOUNT REPAID
                                                          OWED DURING     SINCE INCEPTION
                 NAME                    INTEREST RATE        1998         (THRU 3/8/99)    3/8/99 BALANCE
                 ----                    -------------   --------------   ---------------   --------------
Terry Considine........................      7.25%        $22,020,964       $19,619,183     $   16,216,252
Peter K. Kompaniez.....................      7.25%          4,124,478         8,137,031          3,799,234
Steven D. Ira..........................      7.25%          3,052,093           131,400          2,962,310
Thomas W. Toomey.......................      7.25%          1,363,946         4,569,804          1,197,866
Harry G. Alcock........................      7.25%            404,289           136,478            270,522
David L. Williams(1)...................      7.25%          1,568,309         1,578,960                 --
Troy D. Butts..........................      7.25%          1,048,619            36,225          1,013,783
Joel F. Bonder.........................      7.00%          1,200,000            28,850          1,171,150
Robert Ty Howard.......................      7.00%          1,447,500            22,491          1,425,010
Patrick J. Foye........................      6.25%          3,000,024           125,000          2,875,024
                                                          -----------       -----------     --------------
                                                          $39,230,222       $34,385,422     $   30,931,151
                                                          ===========       ===========     ==============

---------------

(1) Mr. Williams resigned his position with the Company in January 1999.

MANAGEMENT OF CERTAIN PROPERTIES

     Mr. Considine retains the Company to manage one property owned by his affiliates. This contract is on similar terms as contracts with other property owners and is terminable upon 30 days notice. During 1998, an aggregate of $76,200 in management fees were paid to the Company for management of this property.

SALE OF HIGH PERFORMANCE UNITS

     In January 1998, the Partnership sold an aggregate of 15,000 Class I High Performance Partnership Units of the Partnership (the "HPUs") to SMP, L.L.C. ("SMP"), a joint venture formed by fourteen of the Company's officers, and to Messrs. Martin, Rhodes and Smith for an aggregate purchase price of $2,070,000, of which $1,980,000 was paid by SMP and an aggregate of $90,000 was paid by three non-employee directors of AIMCO. The purchase price of the HPUs was determined by the Board of Directors of AIMCO, based upon the advice of a nationally recognized independent investment bank that this purchase price represented the fair market value of the HPUs. The sale of the HPUs was ratified and approved by AIMCO's stockholders on May 8, 1998.

SALE OF BRANDON LAKES, LTD.

     On September 24, 1998, Messrs. Considine and Ira and other partners of Brandon Lakes, Ltd. transferred all of their respective interests in Brandon Lakes, Ltd. to the Partnership and its affiliate, AIMCO Holdings, L.P. Brandon Lakes, Ltd. owns a multi-family residence commonly known as Sun Lake Apartments, located in Brandon, Florida. The total purchase price for all the interests in Brandon Lakes, Ltd. was approximately $4,300,000. Mr. Considine received 1,208 OP Units valued at $41,000 for the transfer of his interests in Brandon Lakes, Ltd. Mr. Ira received 241 OP Units valued at $8,000 for the transfer of his interests in Brandon Lakes, Ltd.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) (1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

     (a) (2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

     (a) (3) The Exhibit Index is included on page 36 of this report and incorporated herein by reference.

     (b) Reports on Form 8-K for the quarter ended December 31, 1998:

     Current Report on Form 8-K, dated November 2, 1998 (and Amendment Nos. 1 and 2 thereto, filed December 7, 1998 and December 14, 1998, respectively), relating to the acquisition of five multifamily residential properties from Cirque Property, L.C.; the acquisition of interests in nine multifamily restricted properties from affiliates of Realty Investment Co.; and the acquisition of the SunLake Apartments from a related party. The Report includes the Combined Historical Summary of Gross Income and Direct Operating Expenses of Cirque Apartment Communities for the year ended December 31, 1997 and the three months ended March 31, 1998 (unaudited), together with the Report of Independent Auditors; the Combined Historical Summary of Gross Income and Direct Operating Expenses of Realty Investment Apartment Communities I for the year ended December 31, 1997 and the six months ended June 30, 1998 (unaudited), together with the Independent Auditors' Report; the Combined Historical Summary of Gross Income and Direct Operating Expenses of Realty Investment Apartment Communities II for the year ended December 31, 1997 and the six months ended June 30, 1998 (unaudited), together with the Independent Auditors' Report; the Historical Summary of Gross Income and Direct Operating Expenses of Sun Lake Apartments for the years ended December 31, 1997, 1996 and 1995 and the nine months ended September 30, 1998 (unaudited), together with the Independent Auditor's Report; and certain pro forma financial information.

     Current Report on Form 8-K, dated December 21, 1998, relating to the Company's entering into an Acquisition and Contribution Agreement and Joint Escrow Instructions with Calhoun Beach Associates II Limited Partnership, including the Historical Summary of Gross Income and Direct Operating Expenses of Calhoun Beach Club Apartments for the year ended December 31, 1997 and the nine months ended September 30, 1998 (unaudited), together with the Independent Auditor's Report, and certain pro forma information.

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          2.2            -- Agreement and Plan of Merger, dated as of December 23,
                            1997, by and between Apartment Investment and Management
                            Company and Ambassador Apartments, Inc. (Exhibit 2.1 to
                            AIMCO's Current Report on Form 8-K, dated December 23,
                            1997, is incorporated herein by this reference)
          2.3            -- Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and
                            Management Company, AIMCO Properties, L.P., Insignia
                            Financial Group, Inc., and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.1 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.1            -- Amended and Restated Credit Agreement (Unsecured
                            Revolver-to-Term Facility), dated as of October 1, 1998,
                            among AIMCO Properties, L.P., Bank of America National
                            Trust and Savings Association, and BankBoston, N.A.
                            (Exhibit 10.1 to AIMCO's Current Report on Form 8-K,
                            dated October 1, 1998, is incorporated herein by this
                            reference)
         10.2            -- First Amendment to Credit Agreement, dated as of November
                            6, 1998, by and among AIMCO Properties, L.P., the
                            financial institutions listed on the signature pages
                            thereof and Bank of America National Trust and Savings
                            Association (Exhibit 10.2 to AIMCO's Annual Report on
                            Form 10-K for the fiscal year 1998, is incorporated
                            herein by this reference)
         10.3            -- Promissory Note, dated October 1, 1998, in the principal amount of $65,000,000 issued by AIMCO Properties, L.P. to
                            Bank of America National Trust and Savings Association,
                            and BankBoston, N.A. (Exhibit 10.2 to AIMCO's Current
                            Report on Form 8-K, dated October 1, 1998, is
                            incorporated herein by this reference)
         10.4            -- Promissory Note, dated October 1, 1998, in the principal amount of $35,000,000 issued by AIMCO Properties, L.P. to
                            Bank of America National Trust and Savings Association,
                            and BankBoston, N.A. (Exhibit 10.3 to AIMCO's Current
                            Report on Form 8-K, dated October 1, 1998, is
                            incorporated herein by this reference)
         10.5            -- Swing Line Promissory Note, dated October 1, 1998, in the principal amount of $30,000,000, issued by AIMCO
                            Properties, L.P. to Bank of America National Trust and
                            Savings Association, and BankBoston, N.A. (Exhibit 10.4
                            to AIMCO's Current Report on Form 8-K, dated October 1,
                            1998, is incorporated herein by this reference)
         10.6            -- Payment Guaranty of Non-Preferred Stock Subsidiaries,
                            dated as of October 1, 1998, by Apartment Investment and
                            Management Company, AIMCO Holdings QRS, Inc., AIMCO/OTC
                            QRS, Inc., AIMCO Holdings, L.P., AIMCO-GP, Inc.,
                            AIMCO-LP, Inc., AIMCO Properties Finance Corp., AIMCO
                            Somerset, Inc., Ambassador II, L.P., Ambassador X, L.P.,
                            Ambassador IV, Inc., Ambassador V, Inc., Ambassador
                            Florida Partners Inc. and A.J. Two, Inc. (Exhibit 10.5 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.7            -- Payment Guaranty of Preferred Stock Subsidiaries, dated as of October 1, 1998, by Property Asset Management
                            Services, Inc., Property Asset Management Services, L.P.,
                            NHP Management Company and Property Asset Management
                            Services-California, L.L.C. (Exhibit 10.6 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending September 30, 1998, is incorporated herein by this
                            reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.8            -- Payment Guaranty of Non-Preferred Stock Subsidiaries,
                            dated as of October 1, 1998, by CPF XIV/St. Charleston,
                            Inc., CPF XIV/Torrey Pines, Inc., CPF XIV/ Sun River,
                            Inc., CPF XIV/Lakeside Place, Inc., ConCap CCP/IV
                            Stratford Place Properties, Inc., ConCap CCP/IV River's
                            Edge Properties, Inc., PRA, Inc. and National Property
                            Investors, Inc. (Exhibit 10.7 to AIMCO's Quarterly Report
                            on Form 10-Q for the quarterly period ending September
                            30, 1998, is incorporated herein by this reference)
         10.9            -- Third Amended and Restated Agreement of Limited
                            Partnership of AIMCO Properties, L.P., dated as of July
                            29, 1994 as amended and restated as of October 1, 1998
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1998, is
                            incorporated herein by this reference)
         10.10           -- First Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of November 6, 1998 (Exhibit 10.9 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.11           -- Second Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 30, 1998 (Exhibit 10.1 to
                            Amendment No. 1 to AIMCO's Current Report on Form 8-K/A,
                            filed February 11, 1999, is incorporated herein by this
                            reference)
         10.12           -- Third Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of February 18, 1999 (Exhibit 10.12 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1998, is incorporated herein by this reference)
         10.13           -- Credit Agreement dated December 30, 1997, by and among
                            Insignia Properties, L.P., Lehman Commercial Paper Inc.,
                            as lending agent, First Union National Bank, as
                            administrative agent, and the lenders from time to party
                            thereto (Exhibit 10.8 to Form S-4 of Insignia Properties
                            Trust, filed May 28, 1998, is incorporated herein by this
                            reference)
         10.14           -- Unconditional Guaranty, dated as of December 30, 1997,
                            made by Insignia Properties Trust in favor of First Union
                            National Bank (Exhibit 10.9 to Form S-4 of Insignia
                            Properties Trust, filed May 28, 1998, is incorporated
                            herein by this reference)
         10.15           -- Shareholders Agreement, dated October 1, 1998, by and
                            among Apartment Investment and Management Company, Andrew
                            L. Farkas, James A. Aston and Frank M. Garrison (Exhibit
                            10.4 to AIMCO's Schedule 13D filed on October 15, 1998,
                            is incorporated herein by this reference)
         10.16           -- $300,000,000 Interim Term Loan Agreement, dated as of
                            October 1, 1998, among Apartment Investment and
                            Management Company, AIMCO Properties, L.P., the several
                            lenders from time to time parties thereto, Lehman
                            Brothers, Inc., and Lehman Commercial Paper Inc. (Exhibit
                            10.16 to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1998, is incorporated herein by this
                            reference)
         10.17           -- Subsidiaries Guarantee, dated as October 1, 1998, made by each of the entities that are signatories thereto in
                            favor of Lehman Commercial Paper Inc. as administrative
                            agent for the several banks and other financial
                            institutions or entities from time to time parties to the
                            Interim Term Loan Agreement (Exhibit 10.17 to AIMCO's
                            Annual Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)
         10.18           -- Preferred Stock Subsidiaries' Guarantee, dated as of
                            October 1, 1998, made by each of the entities that are
                            signatories thereto in favor of Lehman Commercial Paper
                            Inc., as administrative agent for the several banks and
                            other financial institutions or entities from time to
                            time parties to the Interim Loan Agreement (Exhibit 10.18
                            to AIMCO's Annual Report on Form 10-K for the fiscal year
                            1998, is incorporated herein by this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.19           -- Common Stock Purchase Agreement made as of August 26,
                            1997, by and between Apartment Investment and Management
                            Company and ABKB/LaSalle Securities Limited Partnership
                            (Exhibit 99.1 to AIMCO's Current Report on Form 8-K,
                            dated August 26, 1997, is incorporated herein by this
                            reference)
         10.20           -- Purchase and Sale Agreement and Joint Escrow
                            Instructions, made and entered into as of August 22,
                            1997, by and between AIMCO Properties, L.P. and each of
                            the parties identified on Exhibit "A" attached thereto
                            (collectively, the "Winthrop Sellers") (Exhibit 99.3 to
                            AIMCO's Current Report on Form 8-K, dated October 15,
                            1997, is incorporated herein by this reference)
         10.21           -- Letter Agreement, dated October 15, 1997 by and between
                            AIMCO Properties, L.P. and the Winthrop Sellers (Exhibit
                            99.6 to AIMCO's Current Report on Form 8-K, dated October
                            15, 1997, is incorporated herein by this reference)
         10.22           -- Summary of Arrangement for Sale of Stock to Executive
                            Officers (Exhibit 10.104 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1996, is incorporated herein by
                            this reference)*
         10.23           -- Apartment Investment and Management Company 1997 Stock
                            Award and Incentive Plan (Annex A to AIMCO's Proxy
                            Statement for the Annual Meeting of Stockholders to be
                            held on April 24, 1997, is incorporated herein by this
                            reference)*
         10.24           -- Amendment No. 1 to the Apartment Investment and
                            Management Company 1997 Stock Award and Incentive Plan
                            (Annex A to AIMCO's Proxy Statement for Annual Meeting of
                            Stockholders to be held on May 8, 1998, is incorporated
                            herein by this reference)*
         10.25           -- Apartment Investment and Management Company 1998
                            Incentive Compensation Plan (Annex B to AIMCO's Proxy
                            Statement for Annual Meeting of Stockholders to be held
                            on May 8, 1998, is incorporated herein by this
                            reference)*
         10.26           -- Employment Contract, executed on July 29, 1994, by and
                            between AIMCO Properties, L.P. and Peter Kompaniez
                            (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.27           -- Real Estate Acquisition Agreement, dated as of May 22,
                            1997, by and among Apartment Investment and Management
                            Company, AIMCO Properties, L.P., Demeter Holdings
                            Corporation, Phemus Corporation, Capricorn Investors,
                            L.P., J. Roderick Heller, III and NHP Partners LLC
                            (Exhibit 2.1 to AIMCO's Current Report on Form 8-K, dated
                            June 3, 1997, is incorporated herein by this reference)
         10.28           -- Contribution Agreement, dated as of January 31, 1998, by and between Apartment Investment and Management Company
                            and Terry Considine and Peter K. Kompaniez (Exhibit 2.1
                            to AIMCO's Current Report on Form 8-K, dated January 31,
                            1998, is incorporated herein by this reference)*
         10.29           -- Amended and Restated Assignment and Assumption Agreement,
                            dated as of December 7, 1998, by and among Insignia
                            Properties, L.P. and AIMCO Properties, L.P. (Exhibit 10.1
                            to the Current Report on Form 8-K of Insignia Properties
                            Trust, dated February 11, 1999, is incorporated herein by
                            this reference)
         10.30           -- Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
                            Management Company and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.2 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.31           -- Form of Restricted Stock Agreement (1997 Stock Award and
                            Incentive Plan) (Exhibit 10.11 to AIMCO's Quarterly
                            Report on Form 10-Q for the quarterly period ending
                            September 30, 1997, is incorporated herein by this
                            reference)*
         10.32           -- Apartment Investment and Management Company Non-Qualified
                            Employee Stock Option Plan, adopted August 29, 1996
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10/Q-A
                            for the quarterly period ending September 30, 1996, is
                            incorporated herein by this reference)*
         10.33           -- Amended and Restated Apartment Investment and Management
                            Company Non-Qualified Employee Stock Option Plan (Annex B
                            to AIMCO's Proxy Statement for the Annual Meeting of
                            Stockholders to be held on April 24, 1997, is
                            incorporated herein by this reference)*

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.34           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, LP and Terry Considine (Exhibit
                            10.44C to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1994, is incorporated herein by this
                            reference)*
         10.35           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, LP and Steven D. Ira (Exhibit
                            10.44D to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1994, is incorporated herein by this
                            reference)*
         10.36           -- The 1994 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P. and Subsidiaries (Exhibit 10.40 to
                            Ambassador Apartments, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.37           -- Amendment to the 1994 Stock Incentive Plan for Officers,
                            Directors and Key Employees of Ambassador Apartments,
                            Inc., Ambassador Apartments, L.P. and Subsidiaries
                            (Exhibit 10.41 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.38           -- The 1996 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P. and Subsidiaries, as amended March 20,
                            1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.39           -- Insignia 1992 Stock Incentive Plan, as amended through
                            March 28, 1994 and November 13, 1995 (Exhibit 10.1 to
                            Insignia Financial Group, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.40           -- NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to
                            NHP Incorporated Annual Report on Form 10-K for the
                            fiscal year 1995, is incorporated herein by this
                            reference)*
         10.41           -- NHP Incorporated 1995 Incentive Stock Option Plan
                            (Exhibit 10.10 to NHP Incorporated Annual Report on Form
                            10-K for the fiscal year 1995, is incorporated herein by
                            this reference)*
         10.42           -- Form of Incentive Stock Option Agreement (1997 Stock
                            Award and Incentive Plan) (Exhibit 10.42 to AIMCO's
                            Annual Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)*
         10.43           -- Contribution and Management Agreement, dated as of June
                            15, 1998, by and between Apartment Investment and
                            Management Company and AIMCO Properties, L.P. (Exhibit
                            10.2 to Amendment No. 2 to Form 10 of AIMCO Properties,
                            L.P., filed October 28, 1998, is incorporate herein by
                            this reference)
         10.44           -- Convertible Promissory Note from AIMCO Properties, L.P.
                            to AIMCO-LP Inc. in the amount of $149,500,000 (Exhibit
                            10.3 to Amendment No. 2 to Form 10 of AIMCO Properties,
                            L.P., filed October 28, 1998, is incorporated herein by
                            this reference)
         21.1            -- List of Subsidiaries (Exhibit 21.1 to AIMCO's Annual
                            Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule
         99.1            -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 *  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1999.

                                            AIMCO PROPERTIES, L.P.

                                            By: AIMCO-GP, Inc., its General
                                            Partner

                                                   /s/ TERRY CONSIDINE

                                            ------------------------------------
                                                      Terry Considine
                                                   Chairman of the Board
                                                And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                 /s/ TERRY CONSIDINE                   Chairman of the Board and Chief       March 11, 1999
-----------------------------------------------------    Executive Officer
                   Terry Considine

               /s/ PETER K. KOMPANIEZ                  Vice Chairman, President and          March 11, 1999
-----------------------------------------------------    Director
                 Peter K. Kompaniez

                /s/ THOMAS W. TOOMEY                   Executive Vice President of           March 11, 1999
-----------------------------------------------------    Finance and Administration
                  Thomas W. Toomey

                  /s/ PATRICK FOYE                     Executive Vice President              March 11, 1999
-----------------------------------------------------
                    Patrick Foye

                  /s/ TROY D. BUTTS                    Senior Vice President and Chief       March 11, 1999
-----------------------------------------------------    Financial Officer
                    Troy D. Butts

                         INDEX TO FINANCIAL STATEMENTS

                             AIMCO PROPERTIES, L.P.

                                                               PAGE
                                                               ----

FINANCIAL STATEMENTS:
  Report of Independent Auditors............................    F-2
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................    F-3
  Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996.......................    F-4
  Consolidated Statements of Partners' Capital for the Years
     Ended December 31, 1998, 1997 and 1996.................    F-5
  Consolidated Statements of Cash Flow for the Years Ended
     December 31, 1998, 1997 and 1996.......................    F-6
  Notes to Consolidated Financial Statements................   F-10

FINANCIAL STATEMENT SCHEDULE:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   F-35
  All other schedules are omitted because they are not
     applicable or the required information is shown in the
     financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
AIMCO Properties, L.P.

     We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AIMCO Properties, L.P. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

Denver, Colorado
March 11, 1999

                             AIMCO PROPERTIES, L.P.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 1998         1997
                                                              ----------   ----------
Real Estate, net of accumulated depreciation of $228,155 and
  $153,285..................................................  $2,515,710   $1,503,922
Property held for sale......................................      27,304        6,284
Investments in and notes receivable from unconsolidated
  subsidiaries..............................................     198,417       84,459
Investments in and notes receivable from unconsolidated real
  estate partnerships.......................................     719,185      212,150
IPLP exchange and assumption receivable.....................     346,352           --
Cash and cash equivalents...................................      52,832       37,088
Restricted cash.............................................      53,703       24,229
Goodwill....................................................     128,658      125,239
Investments in securities...................................          --       22,144
Other assets................................................     144,603       84,995
                                                              ----------   ----------
                                                              $4,186,764   $2,100,510
                                                              ==========   ==========

                          LIABILITIES AND PARTNERS' CAPITAL

Secured notes payable.......................................  $  819,331   $  681,421
Secured tax-exempt bond financing...........................     394,077       74,010
Unsecured short-term financing..............................     280,300           --
Secured short-term financing................................     108,022       53,099
                                                              ----------   ----------
         Total indebtedness.................................   1,601,730      808,530
                                                              ----------   ----------
Accounts payable, accrued and other liabilities.............     195,296       88,170
Resident security deposits and prepaid rents................      12,654       10,213
                                                              ----------   ----------
         Total liabilities..................................   1,809,680      906,913
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Partnership-obligated mandatory redeemable convertible
  preferred securities of a subsidiary trust................     149,500           --
Minority interest...........................................      74,249       36,335
Redeemable partnership common units.........................          --      197,086
Partners' capital
  Preferred Units...........................................     642,120      134,579
  General Partner and Special Limited Partner...............   1,036,002      825,597
  Limited Partners..........................................     500,213           --
                                                              ----------   ----------
                                                               2,178,335      960,176
  Less: Investment in AIMCO Preferred Stock.................      25,000           --
                                                              ----------   ----------
         Total partners' capital............................   2,153,335      960,176
                                                              ----------   ----------
                                                              $4,186,764   $2,100,510
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                1998        1997       1996
                                                              ---------   --------   --------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues..........................  $ 373,963   $193,006   $100,516
Property operating expenses.................................   (145,966)   (76,168)   (38,400)
Owned property management expense...........................    (10,882)    (6,620)    (2,746)
Depreciation................................................    (83,908)   (37,741)   (19,556)
                                                              ---------   --------   --------
Income from property operations.............................    133,207     72,477     39,814
                                                              ---------   --------   --------
SERVICE COMPANY BUSINESS
Management fees and other income............................     22,675     13,937      8,367
Management and other expenses...............................    (16,764)   (10,373)    (5,560)
Partnership overhead allocation.............................       (196)      (588)      (590)
                                                              ---------   --------   --------
Income from service company business........................      5,715      2,976      2,217
                                                              ---------   --------   --------
General and administrative expenses.........................    (11,418)    (5,396)    (1,512)
Interest expense............................................    (88,208)   (51,385)   (24,802)
Interest income.............................................     29,252      8,676        523
Equity in earnings of unconsolidated subsidiaries...........     12,009      4,636         --
Equity in losses of unconsolidated real estate
  partnerships..............................................     (2,665)    (1,798)        --
Loss from IPLP exchange and assumption......................     (2,648)        --         --
Minority interest...........................................     (1,868)     1,008       (111)
Amortization of goodwill....................................     (8,735)      (948)      (500)
                                                              ---------   --------   --------
Income from operations......................................     64,641     30,246     15,629
Gain on disposition of properties...........................      4,287      2,720         44
                                                              ---------   --------   --------
Income before extraordinary item............................     68,928     32,966     15,673
Extraordinary item -- early extinguishment of debt..........         --       (269)        --
                                                              ---------   --------   --------
Net income..................................................     68,928     32,697     15,673
Net income attributable to preferred unitholders............     26,533      2,315         --
                                                              ---------   --------   --------
Net income attributable to common unitholders...............  $  42,395   $ 30,382   $ 15,673
                                                              =========   ========   ========
Comprehensive Income
Net income..................................................  $  68,928   $ 32,697   $ 15,673
Other comprehensive income:
  Net unrealized gains on investment in securities..........         --     (1,683)        --
                                                              ---------   --------   --------
Comprehensive income........................................  $  68,928   $ 31,014   $ 15,673
                                                              =========   ========   ========
Basic earnings per common unit..............................  $    0.80   $   1.09   $   1.05
                                                              =========   ========   ========
Diluted earnings per common unit............................  $    0.78   $   1.08   $   1.04
                                                              =========   ========   ========
Weighted average common units outstanding...................     52,798     27,732     14,978
                                                              =========   ========   ========
Weighted average common units and common unit equivalents
  outstanding...............................................     54,104     28,113     14,994
                                                              =========   ========   ========
Distributions paid per common unit..........................  $    2.25   $   1.85   $   1.70
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                              GENERAL PARTNER                           INVESTMENT
                                                                AND SPECIAL                              IN AIMCO
                                                                  LIMITED       PREFERRED    LIMITED    PREFERRED
                                                                  PARTNER         UNITS     PARTNERS      STOCK        TOTAL
                                                              ---------------   ---------   ---------   ----------   ----------
PARTNERS' CAPITAL AT DECEMBER 31, 1995......................    $  160,947      $     --    $      --   $      --    $  160,947
Contributions from AIMCO related to Class A common
  offering..................................................        28,136            --           --          --        28,136
Contributions from AIMCO related to options exercised.......            58            --           --          --            58
Contribution from AIMCO related to stock purchased by
  officers, net of notes receivable of $7,140...............        11,437            --           --          --        11,437
Repurchase of common units..................................        (4,255)           --           --          --        (4,255)
Common units redeemed by Limited Partners to Special Limited
  Partner...................................................         3,799            --           --          --         3,799
Acquisition of real estate or interests in real estate
  partnerships through issuance of common units.............        15,294            --           --          --        15,294
Net income..................................................        12,984            --           --          --        12,984
Distributions paid to common unitholders....................       (20,736)           --           --          --       (20,736)
Adjustment to reflect Limited Partners' capital at
  redemption value..........................................       (29,202)           --           --          --       (29,202)
                                                                ----------      --------    ---------   ---------    ----------
PARTNERS' CAPITAL AT DECEMBER 31, 1996......................       178,462            --           --          --       178,462
Contributions from AIMCO related to Class A common
  offering..................................................       510,114            --           --          --       510,114
Contributions from AIMCO related to Class B preferred
  offering..................................................            --        75,000           --          --        75,000
Contributions from AIMCO related to Class C preferred
  offering..................................................            --        58,110           --          --        58,110
Contribution from AIMCO related to stock purchased by
  officers, net of notes receivable of $33,517..............         1,198            --           --          --         1,198
Contributions from AIMCO related to options and warrants
  exercised, net of notes receivable of $9,045..............          (327)           --           --          --          (327)
Issuance of common units in connection with NHP merger......       180,851            --           --          --       180,851
Common units redeemed by Limited Partners to Special Limited
  Partner...................................................         8,621            --           --          --         8,621
Repayment of notes receivable from officers of AIMCO........        14,540            --           --          --        14,540
Net Income..................................................        26,318         2,315           --          --        28,633
Distributions paid to common unitholders....................       (44,660)           --           --          --       (44,660)
Distributions paid to Class B preferred unitholders.........            --          (846)          --          --          (846)
Unrealized loss on investments..............................        (1,683)           --           --          --        (1,683)
Adjustment to reflect Limited Partners' capital at
  redemption value..........................................       (47,837)           --           --          --       (47,837)
                                                                ----------      --------    ---------   ---------    ----------
PARTNERS' CAPITAL AT DECEMBER 31, 1997......................       825,597       134,579           --          --       960,176
Reclassification of Limited Partners' redeemable units as of
  October 1, 1998...........................................            --            --      232,405          --       232,405
Contributions from AIMCO related to preferred offerings.....            --       340,897           --          --       340,897
Exchange of Class J Preferred Units for Class J Preferred
  Stock of AIMCO............................................            --        25,000           --     (25,000)           --
Contribution from AIMCO related to warrant to purchase AIMCO
  Class A Common Stock......................................         4,150            --           --          --         4,150
Contribution from AIMCO related to stock purchased by
  officers, net of notes receivable of $23,471..............           155            --           --          --           155
Contributions from AIMCO related to options and warrants
  exercised.................................................        11,015            --           --          --        11,015
Repurchase of common units..................................       (11,067)           --           --          --       (11,067)
Issuance of common units in connection with the Ambassador
  merger....................................................       251,275            --           --          --       251,275
Issuance of common units for IPLP exchange and assumption...            --            --      271,638          --       271,638
Issuance of Class E Preferred Units in connection with
  Insignia merger...........................................            --       132,515           --          --       132,515
Common units redeemed by Limited Partners to Special Limited
  Partner...................................................         5,795            --         (281)         --         5,514
Repayment of notes receivable from officers of AIMCO........         8,908            --           --          --         8,908
Acquisition of real estate or interests in real estate
  partnerships through issuance of common units.............            --         9,000        5,417          --        14,417
Net Income..................................................        37,213        26,533          757          --        64,503
Distributions paid to common unitholders....................       (94,835)           --       (3,949)         --       (98,784)
Distributions paid to preferred unitholders.................            --       (26,404)          --          --       (26,404)
Change in unrealized loss on investments....................         1,683            --           --          --         1,683
Adjustment to reflect Limited Partners' capital at
  redemption value..........................................        (3,887)           --       (5,774)         --        (9,661)
                                                                ----------      --------    ---------   ---------    ----------
PARTNERS' CAPITAL AT DECEMBER 31, 1998......................    $1,036,002      $642,120    $ 500,213   $ (25,000)   $2,153,335
                                                                ==========      ========    =========   =========    ==========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                1998         1997         1996
                                                              ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  68,928    $  32,697    $ 15,673
                                                              ---------    ---------    --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    100,884       43,520      21,209
    Gain on disposition of properties.......................     (4,287)      (2,720)        (44)
    Minority interest.......................................      1,868       (1,008)        111
    Equity in losses of unconsolidated real estate
      partnerships..........................................      2,665        1,798          --
    Equity in earnings of unconsolidated subsidiaries.......    (12,009)      (4,636)         --
    Loss from IPLP exchange and assumption..................      2,648           --          --
    Extraordinary loss on early extinguishment of debt......         --          269          --
    Changes in operating assets and operating liabilities...    (16,545)       3,112       1,857
                                                              ---------    ---------    --------
        Total adjustments...................................     75,224       40,335      23,133
                                                              ---------    ---------    --------
        Net cash provided by operating activities...........    144,152       73,032      38,806
                                                              ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of real estate..................................   (137,052)    (376,315)    (26,032)
  Additions to real estate..................................    (77,245)     (26,719)    (19,663)
  Proceeds from sale of property held for sale..............     36,468       22,095      17,147
  Additions to property held for sale.......................     (2,339)        (247)     (5,718)
  Purchase of NHP common stock, notes receivable, general
    limited partnership interests and other assets..........    (32,576)    (199,146)    (53,878)
  Contributions to unconsolidated subsidiaries..............    (13,032)     (59,787)         --
  Advances to unconsolidated partnerships...................         --      (42,879)         --
  Purchase of/additions to notes receivable.................    (81,587)     (60,575)         --
  Proceeds from repayments of notes receivable..............     29,290           --          --
  Cash received in connection with acquisitions.............      4,693           --          --
  Cash paid for merger related costs........................    (76,286)          --          --
  Distributions from investments in real estate
    partnerships............................................      1,576           --          --
  Purchase of investments held for sale.....................     (4,935)     (19,881)         --
  Redemptions of common units...............................       (516)          --          --
  Distributions received from unconsolidated subsidiaries...         --       45,791          --
  Cash received from sale of notes receivable...............     11,000           --          --
                                                              ---------    ---------    --------
        Net cash used in investing activities...............   (342,541)    (717,663)    (88,144)
                                                              ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from secured notes payable borrowings............    102,115      225,436          --
  Principal repayments on secured notes payable.............    (93,469)     (12,512)    (28,463)
  Proceeds from secured tax-exempt bond financing...........    210,720           --      58,010
  Principal repayments on secured tax-exempt bond
    financing...............................................   (224,395)      (1,487)    (48,703)
  Proceeds from (payoff of) unsecured short-term
    financing...............................................         --      (12,579)     12,500
  Proceeds from secured short-term financing................     57,140       19,050      30,119
  Repayments on secured short-term financing................    (34,333)          --          --
  Net borrowings (paydowns) on the revolving credit
    facilities..............................................    (46,262)    (162,008)     40,800
  Payment of loan costs, including proceeds and costs from
    interest rate hedges....................................     (7,398)      (6,387)     (3,464)
  Proceeds from issuance of common units....................         --      510,114      28,136
  Proceeds from issuances of preferred units................    340,897      133,110          --
  Proceeds from exercises of employee stock options and
    warrants................................................     11,015          871          --
  Proceeds from partnership preferred units in a subsidiary
    and warrants to purchase AIMCO Class A Common Stock.....     35,000           --          --
  Proceeds from issuance of high performance units..........      1,988           --          --
  Principal repayments received on notes due from officers
    on common unit purchases................................      8,951       25,957          --
  Repurchase of common units................................    (11,066)                  (4,255)
  Payment of distributions to General Partner and Special
    Limited Partner.........................................    (94,835)     (44,660)    (20,736)
  Payment of distributions to Limited Partners..............    (12,651)      (5,510)     (3,815)
  Payment of preferred unit distributions...................    (26,404)        (846)         --
  Payment of distributions to minority interest.............     (2,880)          --          --
                                                              ---------    ---------    --------
        Net cash provided by financing activities...........    214,133      668,549      60,129
                                                              ---------    ---------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     15,744       23,918      10,791
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     37,088       13,170       2,379
                                                              ---------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  52,832    $  37,088    $ 13,170
                                                              =========    =========    ========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
             (IN THOUSANDS, EXCEPT SHARE AND PARTNERSHIP UNIT DATA)

                                                               1998      1997      1996
                                                              -------   -------   -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $90,580   $51,076   $22,869

NON CASH INVESTING AND FINANCING ACTIVITIES

PURCHASE OF REAL ESTATE, CASH COLLATERAL AND PROPERTY MANAGEMENT BUSINESSES

                                                                1998       1997      1996
                                                              --------   --------   -------
Secured notes payable assumed in connection with purchase of
  real estate...............................................  $115,151   $140,451   $31,796
Secured short-term financing assumed in connection with
  purchase of real estate...................................        --      9,600     5,072
Real estate, restricted cash, cash collateral and property
  management businesses contributed in exchange for common
  units.....................................................    34,756     55,906    30,573
Real estate purchased in exchange for 90,000 partnership
  preferred units...........................................     9,000         --        --
Assumption of operating liabilities.........................       857         --        --
Accrual of contingent consideration.........................     4,500         --        --

PURCHASE OF INSIGNIA FINANCIAL GROUP, INC.

     In October 1998, AIMCO acquired all the common stock of Insignia Financial Group, Inc. in exchange for up to approximately 8.9 million shares of Class E Cumulative Convertible Preferred Stock of AIMCO with a recorded value of approximately $301.2 million. Concurrently with the Insignia merger, AIMCO contributed to the Partnership all the assets and liabilities acquired, except Insignia's interests in Insignia Properties Trust ("IPT"), in exchange for approximately 3.8 million Partnership Common Units ("OP Units") valued at approximately $132.5 million. Also in October 1998, in connection with and following the Insignia Merger, the Partnership purchased from Insignia Properties, L.P., IPT's operating partnership ("IPLP"), the economic interests underlying substantially all the assets of IPLP, excluding certain enumerated assets such as cash (the "IPLP Exchange and Assumption"). In exchange for the economic interests underlying the assets, the Partnership agreed to assume all the obligations of IPLP with respect to such assets and issued to IPLP approximately 10.2 million OP Units (which were assigned a value of approximately $386.2 million). (See Note 4).

     The aggregate purchase price of Insignia and the value of the IPLP Exchange and Assumption consisted of the following:

Investment in unconsolidated real estate partnerships.......  $486,247
Investment in unconsolidated subsidiaries...................    68,168
IPLP exchange and assumption receivable.....................   386,161
Other assets................................................    62,845
Secured short-term financing................................   301,948
Account payable, accrued and other liabilities..............   148,303
Mandatory redeemable convertible preferred securities of a
  subsidiary trust..........................................   149,500
Partners' capital...........................................   404,153

PURCHASE OF AMBASSADOR APARTMENTS, INC.

     In May 1998, Apartment Investment and Management Company ("AIMCO"), which owns the General Partner and Special Limited Partner of the Partnership, acquired all of the common stock of Ambassador Apartments, Inc. in exchange for approximately 6.6 million shares of AIMCO Class A Common Stock with a recorded value of $251.3 million. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the Partnership merged with Ambassador's operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive
0.553 OP Units. (see Note 4).

     The aggregate purchase price consisted of the following:

Real estate.................................................  $713,596
Investment in unconsolidated real estate partnerships.......     2,290
Restricted cash.............................................    35,523
Accounts receivable.........................................     7,953
Deferred financing costs....................................     4,359
Other assets................................................     2,319
Secured notes payable.......................................    37,162
Secured tax-exempt bond financing...........................   334,881
Secured short-term financing................................    31,550
Unsecured short-term financing..............................     2,513
Account payable, accrued and other liabilities..............    15,199
Resident security deposits and prepaid rents................     8,898
Minority interest...........................................     5,899
Partners' capital...........................................   251,274

PURCHASE OF NHP AND REAL ESTATE COMPANIES

     In 1997, the Partnership, individually and through AIMCO, acquired NHP Partners, Inc., NHP Partners Two Limited Partners and their subsidiaries (collectively, the "NHP Real Estate Companies") and all of the common stock of NHP Incorporated ("NHP") in exchange for approximately 6.8 million shares of AIMCO Class A Common Stock with a recorded value of $180.9 million, $141.3 million in cash and warrants to purchase 399,999 shares of AIMCO Class A Common Stock in a series of related transactions (see Notes 5 and 6).

     The aggregate purchase price consisted of the following:

Assets purchased............................................   $638,944
Liabilities assumed.........................................    312,555
Cash paid...................................................    141,328
OP Units issued.............................................    180,851
Options issued..............................................      4,210

RECEIPT OF NOTES PAYABLE FROM OFFICERS

     In 1998, AIMCO received promissory notes from officers of AIMCO for a total of $23.5 million in connection with their purchase of approximately 600,000 shares of AIMCO Class A Common Stock. The notes receivable were contributed by AIMCO to the Partnership in exchange for approximately 600,000 OP Units.

     In 1997, AIMCO received promissory notes from officers of AIMCO for a total of $42.6 million in connection with the sale of approximately 1.5 million shares of AIMCO Class A Common Stock. The notes receivable were contributed by AIMCO to the Partnership in exchange for approximately 1.5 million OP Units.

OTHER

     In 1998, the Partnership issued an additional 194,208 OP Units with a recorded value of $4,045 in connection with the purchase of certain partnership interests.

     In 1997, the Partnership issued an additional 216,564 OP Units with a recorded value of $7,469 in connection with the purchase of certain partnership interests.

     In 1998, the Partnership obtained control of certain real estate partnerships which became consolidated. The non-cash effects for the year ended December 31, 1998 are as follows:

Real estate.................................................  $22,089
Investments in and notes receivable from unconsolidated real
  estate partnerships.......................................   16,683
Secured notes payable.......................................    4,679
Accounts payable, accrued and other liabilities.............      727

     During the year ended December 31, 1998, the Partnership contributed certain assets and liabilities to unconsolidated subsidiaries and unconsolidated partnerships as follows:

Investment in unconsolidated subsidiaries...................  $38,579
Investment in unconsolidated partnerships...................    3,361
Restricted cash.............................................      552
Accounts receivable.........................................   13,972
Other assets................................................   14,440
Accounts payable, accrued and other liabilities.............   62,011

     In 1998, 250,000 shares of Class J Preferred Stock with a value of $25.0 million were contributed by AIMCO to the Partnership in exchange for 250,000 shares of Class J Preferred Units.

                             AIMCO PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

NOTE 1  ORGANIZATION

     AIMCO Properties, L.P. (together with its subsidiaries and other controlled entities, the "Partnership" (and together with entities in which the Partnership has a controlling financial interest, the "Company")), a Delaware limited partnership, was formed on May 16, 1994 to conduct the business of acquiring, developing, leasing, and managing multi-family apartment communities. The Partnership's securities include Partnership Common Units ("OP Units"), Partnership Preferred Units ("Preferred Units"), and High Performance Units (see
Note 19). Apartment and Investment Management Company ("AIMCO") is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the "Partnership Agreement"), of the Partnership. The General Partner and Special Limited Partner hold OP Units of the Partnership. In addition, AIMCO is the primary holder of all Preferred Units outstanding in the Partnership. The Limited Partners of the Partnership are individuals or entities that own OP Units other than AIMCO. After holding the OP Units for one year, the Limited Partners have the right to redeem their OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

     The Partnership, through its operating divisions and subsidiaries, was formed to hold and conduct substantially all of AIMCO's operations and manages the daily operations of AIMCO's business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

     According to the terms of the Partnership Agreement, the capital structure of the Partnership, in terms of the OP Units owned by the General Partner, the Special Limited Partner and the Preferred Units outstanding, is required to mirror the capital structure of AIMCO, with the only difference being that the Partnership has additional OP Units outstanding which are owned by the Limited Partners. Therefore, AIMCO is required to contribute to the Partnership all proceeds from offerings of the AIMCO Class A Common Stock, preferred stock, or any other equity offerings. In addition, substantially all of AIMCO's assets must be owned through the Partnership; therefore, AIMCO is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, AIMCO receives additional interests in the Partnership with similar terms (i.e., if AIMCO contributes proceeds of a preferred stock offering, AIMCO receives Preferred Units).

     AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in all of AIMCO's assets in the process of transfer to the Partnership.

     Based on apartment unit data complied by the National Multi Housing Council, we believe that, as of December 31, 1998, the Company was the largest owner and manager of multifamily apartment properties in the United States. As of December 31, 1998, the Company owned or managed 379,363 apartment units in 2,147 properties located in 49 states, the District of Columbia and Puerto Rico, as follows:

     - owned or controlled 61,672 units in 234 apartment properties;

     - held an equity interest in 171,657 units in 910 apartment properties; and

     - managed 146,034 units in 1,003 apartment properties for third party owners and affiliates.

     The Company manages apartment properties for third parties and affiliates through unconsolidated subsidiaries referred to as the "management companies."

     At December 31, 1998 and 1997, the Partnership had 64,946,583 and 45,802,907 OP Units outstanding, respectively, and 18,563,422 and 3,150,000 Preferred Units outstanding, respectively.

                             AIMCO PROPERTIES, L.P.

NOTE 2  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Partnership and subsidiaries and limited partnerships in which the Partnership has a controlling financial interest. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries' assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as Minority Interests.

     All significant intercompany balances and transactions have been eliminated in consolidation. The assets of property-owning limited partnerships and limited liability companies owned or controlled by the Company are generally not available to pay creditors or secure the obligations of the Company.

  Investments in and Notes Receivable from Unconsolidated Subsidiaries

     The Company has investments in numerous subsidiaries. Investments in entities in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated subsidiaries (see Note 5).

  Investments in and Notes Receivable from Real Estate Partnerships

     The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company does not have control, are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated partnerships (see Note 6).

  Real Estate and Depreciation

     Real estate is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1998, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 1998, 1997 and 1996.

     Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset.

     Depreciation is calculated on the straight-line method based on a fifteen to thirty year life for buildings and improvements and five years for furniture, fixtures and equipment.

     Initial Capital Expenditures ("ICE") are those costs considered necessary by the Company in its investment decision to correct deferred maintenance or improve a property. Capital enhancements are costs incurred that add a material new feature or increase the revenue potential of a property. ICE and capital enhancement costs are capitalized and depreciated over the estimated useful lives of the related assets.

                             AIMCO PROPERTIES, L.P.

     Direct costs associated with the acquisition of ownership or control of properties are capitalized as a cost of the assets acquired, and are depreciated over the estimated useful lives of the related assets. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

  Redevelopment

     The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the redevelopment of its owned or controlled properties and land under development. Interest of $2.8 million, $1.3 million and $0.8 million was capitalized for the years ended December 31, 1998, 1997 and 1996, respectively.

  Property Held For Sale

     Property held for sale is recorded at the lower of carrying amount or fair value less costs to sell. Upon management's determination that a property is to be sold, the Company ceases depreciation of the property's assets.

  Cash Equivalents

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

     Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts and tax and insurance impound accounts held by lenders.

  Goodwill

     The Company records goodwill in connection with purchase business combinations where the aggregate purchase price exceeds the fair value of the assets acquired. Goodwill is amortized on a straight-line basis over a period of 20 years, which represents its estimated useful life. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. Management believes that goodwill is not impaired at December 31, 1998.

  Other Assets

     Fees and costs incurred in obtaining financing are capitalized and are included in other assets. Such costs are amortized over the terms of the related loan agreements and are charged to interest expense.

     Certain intangible assets are included in other assets and consist of costs associated with the purchase of property management businesses, including property management contracts, legal and other acquisition costs. These costs are amortized on a straight-line basis over terms ranging from five to twenty years.

  Redeemable Partnership Common Units

     The Partnership accounts for the outstanding OP Units not held by AIMCO as redeemable partnership common units. Prior to October 1, 1998, these OP Units were classified outside of permanent partners' capital in the accompanying financial statements because, in connection with a Limited Partner's right to redeem OP Units for cash, AIMCO had the right to elect to acquire some or all of the OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio. Effective October 1, 1998, pursuant to the Partnership Agreement, the right of AIMCO to elect to acquire redeemed OP Units for cash or AIMCO Class A Common Stock became the sole right of the Partnership. As a result,

                             AIMCO PROPERTIES, L.P.

subsequent to September 30, 1998, these OP Units held by Limited Partners were classified as permanent partners' capital. The OP Units held by Limited Partners are initially recorded at their fair value and subsequently adjusted based on the fair value at the balance sheet date as measured by the closing price of AIMCO Class A Common Stock on that date (see Note 15).

  Revenue Recognition

     The Company's properties have operating leases with apartment residents with terms generally of six months or less. Rental revenues and property management and asset management fees are recognized when earned.

     The Company recognizes interest income on notes receivable as earned, in accordance with the terms of the notes. Interest income is not recorded on individual notes receivable if management believes the interest is not collectible.

  Income Taxes

     Income or losses of the Partnership are allocated to the partners of the Partnership for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements. AIMCO has elected to be taxed as a real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986, as amended. In order for AIMCO to qualify as a REIT, at least 95% of AIMCO's gross income in any year must be derived from qualifying sources. The activities of unconsolidated subsidiaries engaged in the service company business are not qualifying sources.

     As a REIT, AIMCO generally will not be subject to U.S. Federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

  Earnings Per OP Unit

     Earnings per OP Unit is calculated based on the weighted average number of OP Units, OP Unit equivalents and dilutive convertible securities outstanding during the period. Diluted earnings per OP Unit is based upon the weighted average number of OP Units outstanding during the period and includes the effect of potential issuances of additional OP Units if stock options and warrants were exercised or converted into Class A Common Stock of AIMCO. (see Note 17).

  Fair Value of Financial Instruments

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of December 31, 1998 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximate their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

     In valuing its investments in securities at their quoted market price, the Company has recognized unrealized losses on investments of $1.7 million as of December 31, 1997, which are included as a component of partners' capital. Due to a reorganization in 1998, Property Asset Management Services, Inc. ("PAMS, Inc."), a subsidiary of the Partnership, is no longer consolidated. All unrealized losses on investments in 1997 were related to PAMS, Inc. There are no unrealized losses on investments at December 31, 1998.

                             AIMCO PROPERTIES, L.P.

  Interest Rate Lock and Interest Rate Swap Agreements

     Interest rate lock agreements related to planned refinancings of identified variable rate indebtedness are accounted for as anticipatory hedges. Upon the refinancing of such indebtedness, any gain or loss associated with the termination of the interest rate lock agreement is deferred and recognized over the life of the refinanced indebtedness.

  Reclassifications

     Certain items included in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

  Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

NOTE 3  REAL ESTATE

     Real estate at December 31, 1998 and 1997, is as follows (in thousands):

                                                                 1998         1997
                                                              ----------   ----------
Land........................................................  $  404,868   $  265,570
Buildings and improvements..................................   2,338,997    1,391,637
                                                              ----------   ----------
                                                               2,743,865    1,657,207
Accumulated depreciation....................................    (228,155)    (153,285)
                                                              ----------   ----------
                                                              $2,515,710   $1,503,922
                                                              ==========   ==========

     During the years ended December 31, 1998 and 1997, the Company purchased or acquired control of 82 properties (22,459 units) and 59 properties (17,191 units), respectively, and disposed of four properties (1,468 units) and five properties (916 units), respectively, as described below.

     The Company directly acquired 30 apartment communities in unrelated transactions during 1998 (not including those acquired in connection with the mergers with Ambassador Apartments, Inc. and Insignia Financial Group, Inc. (see
Note 4)). The aggregate consideration paid by the Company of $316.5 million consisted of $96.0 million in cash, 1.2 million OP Units with a total recorded value of $48.2 million, and the assumption of $172.3 million of secured long-term indebtedness.

     In 1997, as a result of the acquisition of the NHP Real Estate Companies and related tender offers to limited partners, the Company acquired a controlling interest in 15 partnerships, which own 5,285 units located in 15 apartment communities. The portion of the aggregate purchase price for the NHP Real Estate Companies allocated to these 15 partnerships was approximately $269.3 million, including the assumption of approximately $212.3 million of mortgage indebtedness.

     In October 1997, the Company acquired a portfolio of 35 residential apartment properties. The aggregate purchase price of $263.0 million, including transaction costs, was comprised of $115.6 million in cash, the assumption of $8.3 million in mortgage indebtedness and the incurrence of $139.1 million of new indebtedness secured by the properties. The Company has also budgeted an additional $16.0 million in initial capital expenditures related to these properties.

                             AIMCO PROPERTIES, L.P.

     During 1998, the Company sold four apartment properties containing 1,468 units to unaffiliated third parties. Cash proceeds from the sales of approximately $37.5 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $4.3 million on the disposition of these four properties.

     During 1997, the Company sold five apartment properties containing 916 units to unaffiliated third parties. Cash proceeds from the sales of approximately $22.7 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $2.8 million on the disposition of these five properties.

NOTE 4  MERGERS

  Ambassador Merger

     On May 8, 1998, Ambassador was merged with and into AIMCO, with AIMCO being the surviving corporation. The merger was accounted for as a purchase. The purchase price of $713.6 million was comprised of $90.3 million in cash, $372.0 million of assumed debt and approximately 6.6 million shares of AIMCO Class A Common Stock valued at $251.3 million. Pursuant to the Ambassador merger agreement, each outstanding share of Ambassador common stock not owned by AIMCO was converted into the right to receive 0.553 shares of AIMCO Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador common stock were converted into cash or options to purchase AIMCO Class A Common Stock, at the same conversion ratio. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the Partnership merged with Ambassador's operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive
0.553 OP Units. Prior to its acquisition by AIMCO, Ambassador was a self-administered and self-managed real estate investment trust engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

  Insignia Merger

     On October 1, 1998, Insignia Financial Group, Inc., a Delaware corporation, was merged with and into AIMCO, with AIMCO being the surviving corporation. The merger was accounted for as a purchase. The purchase price of $1,125.7 million was comprised of the issuance of up to approximately 8.9 million shares of Class E Cumulative Convertible Preferred Stock (the "Class E Preferred Stock") valued at $301.2 million, $670.1 million in assumed debt and liabilities (including the $50 million special dividend, assumed liabilities of Insignia Properties Trust and transaction costs), $149.5 million in assumed mandatory redeemable convertible preferred securities, and $4.9 million in cash. The Class E Preferred Stock entitled the holders thereof to receive the same cash dividends per share as holders of AIMCO Class A Common Stock. On January 15, 1999, holders of Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of Class E Preferred Stock automatically converted into an equal number of shares of AIMCO Class A Common Stock.

     As a result of the Insignia merger, AIMCO acquired: (i) Insignia's interests in Insignia Properties Trust, a Maryland REIT ("IPT"), which was a majority owned subsidiary of Insignia; (ii) Insignia's interest in Insignia Properties, L.P., IPT's operating partnership ("IPLP"); (iii) 100% of the ownership of the Insignia entities that provide multifamily property management and partnership administrative services; (iv) Insignia's interest in multifamily co-investments; (v) Insignia's ownership of subsidiaries that control multifamily properties not included in IPT; (vi) Insignia's limited partner interests in public and private syndicated real estate limited partnerships; and
(vii) assets incidental to the foregoing businesses (collectively, the "Insignia Multifamily Business").

                             AIMCO PROPERTIES, L.P.

     Concurrently with the Insignia merger, AIMCO contributed to the Partnership all the assets and liabilities acquired, except Insignia's interests in IPT, in exchange for approximately 3.8 million OP Units valued at approximately $132.5 million and $4.9 million in cash. The assets and liabilities contributed to the Partnership consisted of assets valued at $775.7 million, assumed debt and liabilities of $488.8 million (including the $50 million special dividend and transaction costs) and $149.5 million in assumed mandatory redeemable convertible preferred securities.

     Also on October 1, 1998, in connection with and following the Insignia merger, the Partnership purchased from IPLP the economic interests underlying substantially all the assets of IPLP, excluding certain enumerated assets such as cash (the "IPLP Exchange and Assumption"). In exchange for the economic interests underlying the assets, the Partnership agreed to assume all the obligations of IPLP with respect to such assets and issued to IPLP approximately
10.2 million OP Units (which were assigned a value of approximately $386.2 million). The Company records income or loss from the assets and liabilities subject to the IPLP Exchange and Assumption. Effective February 26, 1999, upon completion of the merger with IPT (described below), IPLP and the Partnership unwound the IPLP Exchange and Assumption.

IPT Merger

     As a result of Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged with and into AIMCO, with AIMCO being the surviving corporation (see Note
24).

NOTE 5  INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED SUBSIDIARIES

     In order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO's status as a REIT, certain assets of the Company are held through corporations in which the Company holds non-voting preferred stock that represents a 95% economic interest, and certain officers and/or directors of AIMCO hold, directly or indirectly, all of the voting common stock, representing a 5% economic interest. As a result of the controlling ownership interest in the unconsolidated subsidiaries held by others, the Company accounts for its interest in the unconsolidated subsidiaries using the equity method. As of December 31, 1998, the unconsolidated subsidiaries included AIMCO/NHP Holdings, Inc. ("ANHI"), AIMCO/NHP Properties, Inc. ("ANPI"), NHP Management Company ("NHPMC"), and NHP A&R Services, Inc. ("NHPA&R").

     In May and September of 1997, AIMCO acquired an aggregate of approximately
6.9 million shares of common stock ("NHP Common Stock") of NHP. On December 8, 1997, AIMCO acquired the remaining shares of NHP Common Stock in a merger transaction accounted for as a purchase (the "NHP Merger"). Pursuant to the NHP Merger, each outstanding share of NHP Common Stock was converted into either (i)
0.74766 shares of AIMCO Class A Common Stock or (ii) at the stockholder's option, 0.37383 shares of AIMCO Class A Common Stock and $10.00 in cash. As a result of the NHP Merger, AIMCO issued approximately 6.8 million shares of AIMCO Class A Common Stock, valued at $180.9 million, and paid $86.5 million in cash. The total cost of the purchase was $349.5 million. Subsequent to the NHP merger, AIMCO contributed substantially all the assets and liabilities of NHP to the Partnership in exchange for OP Units.

     In connection with the purchase of NHP and Insignia, the Company acquired NHP's and Insignia's property management businesses, as well as several other businesses, including a membership purchasing organization, home health care services, and insurance services. Immediately following both the NHP merger and the Insignia merger, the Company completed reorganizations which resulted in those businesses being conducted by unconsolidated subsidiaries.

     As of December 31, 1998 and 1997, the Company's investment in and notes receivable from unconsolidated subsidiaries totaled $198.4 million and $84.5 million, respectively, which consisted of $114.0 million and

                             AIMCO PROPERTIES, L.P.

$50.0 million, respectively, in notes receivable, advances of $20.4 million in 1998, and $64.0 million and $34.5 million, respectively, in preferred stock of the unconsolidated subsidiaries.

     The following table provides selected combined financial information for the Company's unconsolidated subsidiaries as of and for the years ended December 31, 1998 and 1997 (in thousands):

                                                                1998       1997
                                                              --------   --------
Management contracts........................................  $122,291   $ 51,441
Goodwill....................................................    42,889     45,494
Total assets................................................   236,976    119,936
Total liabilities...........................................   169,560     83,663
Stockholders' equity........................................    67,416     36,273
Total liabilities and stockholders' equity..................   236,976    119,936
Service company revenues....................................   100,308     23,776
Service company expenses....................................   (70,771)   (11,733)
Interest expense............................................    (7,699)    (2,902)
Net income before discontinued operations...................    12,641      3,430
Net income..................................................    12,641      3,636

NOTE 6 INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

     In connection with the purchase of the NHP Real Estate Companies, the Company acquired general and limited partnership interests in partnerships that own in excess of 82,000 conventional and affordable apartment units in 519 apartment properties. The Company's ownership interests in these partnerships ranges from 1% to 100%, and the provisions of the partnership agreements give the Company varying degrees of control.

     Subsequent to the acquisition of the NHP Real Estate Companies, the Company contributed interests in certain of the limited partnerships which it controlled to AIMCO/NHP Partners, L.P. ("ANPLP"), a partnership in which the Company owns a 99% limited partnership interest. A limited liability company owned by certain officers of the Company is the 1% general partner of ANPLP. Based on the provisions of the partnership agreement for ANPLP, the Company does not possess control of the partnership.

     In connection with the Insignia merger, the Company acquired an approximately 30% limited partner interest in IPLP, which is unconsolidated (see
Note 4). IPLP owns general and limited partnership interests in partnerships.

     During 1998 and 1997, the Company has made separate offers to the limited partners of approximately 280 partnerships to acquire their limited partnership interests. The Company paid approximately $41.0 million and $59 million during 1998 and 1997, respectively, in connection with such tender offers.

     At December 31, 1998 and 1997, the Company's investment in and notes receivable from unconsolidated real estate partnerships totaled $719.2 million and $212.1 million, respectively.

                             AIMCO PROPERTIES, L.P.

     The following table provides selected combined financial information for the Company's unconsolidated partnerships as of and for the years ended December 31, 1998 and 1997 (in thousands):

                                                                 1998         1997
                                                              ----------   ----------
Real estate, net of accumulated depreciation................  $3,744,132   $2,252,702
Total assets................................................   4,907,242    2,707,328
Secured notes payable.......................................   3,293,295    2,951,989
Partners' capital (deficit).................................     905,316     (805,776)
Total liabilities and partners' capital (deficit)...........   4,907,242    2,707,328
Rental and other property revenues..........................     879,154      501,384
Property operating expenses.................................    (526,980)    (303,547)
Depreciation expense........................................    (151,972)     (63,384)
Interest expense............................................    (221,380)    (154,027)
Net loss before gain on disposition of properties...........     (10,696)     (11,019)
Net income (loss)...........................................     (10,696)       7,900

NOTE 7  SECURED NOTES PAYABLE

     The following table summarizes the Company's secured notes payable at December 31, 1998 and 1997, all of which are non-recourse to the Company (in thousands):

                                                                1998       1997
                                                              --------   --------
Fixed rate, ranging from 5.99% to 8.75%, fully-amortizing
  notes maturing at various dates through 2032..............  $659,953   $561,056
Fixed rate, ranging from 7.20% to 10.04%, non-amortizing
  notes maturing at various dates through 2027..............   153,798    106,424
Floating rate, ranging from 5.0% to 7.1% at December 31,
  1998, non-amortizing notes maturing at various dates
  through 2025..............................................     5,580     13,941
                                                              --------   --------
                                                              $819,331   $681,421
                                                              ========   ========

     As of December 31, 1998, the scheduled principal payments for the Company's secured notes payable are as follows (in thousands):

1999........................................................   $ 26,936
2000........................................................     40,609
2001........................................................     34,837
2002........................................................     81,023
2003........................................................     47,728
Thereafter..................................................    588,198
                                                               --------
                                                               $819,331
                                                               ========

NOTE 8  SECURED TAX-EXEMPT BOND FINANCING

     In December 1998, the Company completed the refinancing of $222 million in variable rate tax-exempt debt assumed in conjunction with the May 1998 merger with Ambassador Apartments, Inc. The debt was secured by 27 properties located in Texas, Arizona, Tennessee and Illinois. Through the refinancing, the Company converted the previous tax-exempt debt to $204 million in fixed rate, fully amortizing tax-exempt debt secured by 26 properties. The new debt has a weighted average interest rate of 5.8% and matures in 23 years. The Company also incurred $7.1 million of taxable debt secured by three of the properties, repaid

                             AIMCO PROPERTIES, L.P.

$11.4 million of the previous tax-exempt debt, released $21.5 million in cash reserves and impound accounts held by the prior mortgagors, and released two properties that served as additional collateral for the previous debt.

     The following table summarizes the Company's secured tax-exempt bond financing at December 31, 1998 and 1997, all of which is non-recourse to the Company (in thousands):

                                                                1998      1997
                                                              --------   -------
7.0% fully-amortizing bonds, due July 2016..................  $ 45,237   $46,498
6.9% fully-amortizing bonds, due July 2016..................     9,267     9,529
Fixed rate fully-amortizing bonds, ranging from 5.1% to
  5.8%, due December 2021...................................   159,555        --
Fixed rate fully-amortizing bonds, ranging from 6.5% to
  7.3%, due at various dates through 2028...................    78,926        --
Fixed rate non-amortizing bonds, ranging from 5.0% to 6.8%,
  due at various dates through 2017.........................    55,747        --
4.2% interest-only bonds, due July 2016.....................        --     5,958
6.0% interest-only bonds, secured by a letter of credit in
  the amount of $5,350, due September 1998..................        --     5,325
5.4% interest-only bonds, due December 2002.................        --     6,700
Variable rate bonds, ranging from 4.9% to 5.3%, due December
  2021......................................................    45,345        --
                                                              --------   -------
          Total.............................................  $394,077   $74,010
                                                              ========   =======

     As of December 31, 1998, the scheduled principal payments for the Company's secured tax-exempt bonds are as follows (in thousands):

1999........................................................   $ 14,408
2000........................................................     11,978
2001........................................................      7,702
2002........................................................      8,132
2003........................................................      8,610
Thereafter..................................................    343,247
                                                               --------
                                                               $394,077
                                                               ========

NOTE 9  UNSECURED SHORT-TERM FINANCING

     In January 1998, AIMCO and the Partnership entered into a new $50 million unsecured credit agreement with Bank of America National Trust and Savings Association and Bank Boston, N.A. The Partnership is the borrower under the credit agreement, but all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. In October 1998, the parties amended and restated the credit agreement. The agreement now provides for a revolving credit facility of up to $100 million, including a swing line of up to $30 million. The credit facility matures on September 30, 1999, unless extended, at the discretion of the lenders. The credit agreement provides for the conversion of the revolving facility into a three-year term loan. Under the credit agreement, as amended in January 1999, loans bear interest at LIBOR or Bank of America's reference rate, at the election of the Partnership, plus an applicable margin. The margins range from 2.25% to 2.75% for a LIBOR rate borrowing and 0.75% to 1.25% for a base rate borrowing, both dependant upon the total balance outstanding relative to the calculated borrowing base value. The balance outstanding under the credit facility was $84.3 million as of December 31, 1998.

                             AIMCO PROPERTIES, L.P.

     In October 1998, the Partnership and AIMCO entered into an interim term loan agreement with Lehman Brothers Inc. and one of its affiliates, and borrowed $300 million thereunder. The loan is unsecured and matures on September 30, 1999. The proceeds were used to finance the Insignia merger and related fees and expenses, to refinance existing indebtedness, and for general working capital purposes. The loan bears interest at a base rate or the rate at which eurodollar deposits for one month are offered in the interbank eurodollar market, plus, in either case, a margin which averages 1.375% to 2.208% in the case of base rate loans, and 2.375% to 3.208% in the case of eurodollar loans. The base rate will be the higher of (i) the primary rate of Citibank, N.A., (ii) the secondary market rate for three month certificates of deposit plus 1%, or (iii) the federal funds effective rate plus 0.5%. As of December 31, 1998, there was $196 million of indebtedness outstanding under the loan agreement.

     The following table summarizes the Company's unsecured short-term financing at December 31, 1998 (in thousands):

                                                                1998
                                                              --------
Floating rate credit facility, interest at 7.30% at December
  31, 1998, expiring September 1999.........................  $ 84,300
Floating rate interim term loan, interest at 7.30% at
  December 31, 1998, expiring September 1999................   196,000
                                                              --------
          Total.............................................  $280,300
                                                              ========

     At December 31, 1998, the total unused commitments under the Company's unsecured short-term financing arrangements were $15.7 million.

     At March 11, 1999, $144.8 million remained outstanding on the Company's unsecured short-term financing and unused commitments aggregated $29 million.

NOTE 10  SECURED SHORT-TERM FINANCING

     The Company utilizes a variety of secured short-term financing instruments to manage its working capital needs and to finance real estate investments. In February 1998, the Partnership entered into a five year $50 million secured credit facility agreement with Washington Mortgage Financial Group, Ltd. AIMCO and certain subsidiaries guaranteed loans under the agreement and the guarantees were secured by assets including four apartment properties and two mortgage notes. Under the agreement, advances to the Partnership were funded with the proceeds from the sale to investors of mortgage-backed securities issued by Fannie Mae and secured by the advance and an interest in the collateral. The interest rate on each advance was determined by investor bids for such mortgage-backed securities, plus a margin. In February 1999, the Partnership terminated the credit facility agreement (see Note 24).

     In December 1998, the Company acquired Calhoun Beach Club Apartments for $77.1 million, of which $53.5 million was financed with short-term indebtedness. The debt incurred was in the form of a short-term bridge loan bearing interest at 8.63% and maturing in April 1999. The Company intends to replace the short-term debt with a fixed rate, fully amortizing note in 1999.

     In January 1998, AIMCO and the Partnership, replaced its secured credit facility with Bank of America National Trust and Savings Association with a new unsecured revolving credit facility (see Note 9).

                             AIMCO PROPERTIES, L.P.

     The following table summarizes the Company's secured short-term financing at December 31, 1998 and 1997 (in thousands):

                                                                1998      1997
                                                              --------   -------
Floating rate credit facility, interest at 5.70% at December
  31, 1998, expiring February 2003..........................  $ 50,000   $    --
Floating rate interest-only notes, having a stated interest
  rate of 8.63% at December 31, 1998, due April 1999........    53,500        --
Floating rate interest-only notes, having a stated interest
  rate of 7.62% at December 31, 1998, due March 1999........     4,522        --
Floating rate credit facility, interest at 7.33% at December
  31, 1997, replaced in January 1998........................        --    33,500
Floating rate interest-only note, repaid February 1998......        --    19,050
Other.......................................................        --       549
                                                              --------   -------
                                                              $108,022   $53,099
                                                              ========   =======

NOTE 11  COMMITMENTS AND CONTINGENCIES

  Legal

     The Company is a party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

  HUD Approval and Enforcement

     A significant number of affordable units as assets of the Company are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with a 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performance or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multi-family Participation Review Committee in Washington, D.C. (the "2530 Committee"). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP in years prior to its acquisition in December 1997 by the Company, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by the Company. On December 18, 1998, the Company

                             AIMCO PROPERTIES, L.P.

received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998.

     In October 1997, NHP received a subpoena from the HUD Inspector General, which requested documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multi-family projects in exchange for or in connection with property management of a HUD project. The Company believes that other owners and managers of HUD projects have received similar subpoenas. Documents provided by the Company to the HUD Inspector General relating to certain NHP acquisitions of property management rights for HUD projects may be responsive to the subpoena. The Company believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for the Company and the U.S. Attorney for the Northern District of California entered into a Tolling Agreement related to certain civil claims the government may have against the Company. Although no action has been initiated against the Company or, to the Company's knowledge, any owner of a HUD property managed by the Company, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects, affect the Company's ability to receive 2530 Clearances or otherwise have a material adverse effect on the Company's results of operations. HUD also has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation by any HUD office or nationwide for violations of HUD regulatory requirements.

     The Company believes that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as the Company's with discretion and flexibility. While there can be no assurance, the Company believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from new affordable properties would be impaired.

  Environmental

     Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we may acquire or manage in the future.

  Operating Leases

     The Company is obligated under office space and equipment under noncancelable operating leases. In addition, the Company subleases certain of its office space to tenants under noncancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be

                             AIMCO PROPERTIES, L.P.

received under annual subleases for the five years ending after December 31, 1998 are as follows (in thousands):

                                                              OPERATING LEASE    SUBLEASE
                                                                 PAYMENTS        PAYMENTS
                                                              ---------------    --------
1999........................................................      $10,600        $ 2,100
2000........................................................       10,400          2,100
2001........................................................        8,800          1,600
2002........................................................        3,700             --
2003........................................................        2,200             --
Thereafter..................................................        3,000             --
                                                                  -------        -------
Total.......................................................      $38,700        $ 5,800
                                                                  =======        =======

     Under the Company's current operating structure, substantially all of the office space and equipment subject to the operating leases described above are for the use of its regional operating centers, which are operated by certain of the Company's unconsolidated subsidiaries (see Note 5). Rent expense recognized by the unconsolidated subsidiaries totaled $6.2 million in 1998. Rent expense recognized by the Company totaled $0.7 million and $0.6 million in 1997 and 1996, respectively. Sublease income for the unconsolidated subsidiaries for 1998 was approximately $2.7 million. There was no sublease income for 1997 and 1996.

NOTE 12  TRUST BASED CONVERTIBLE PREFERRED SECURITIES

     In connection with the Insignia merger, the Company assumed the obligations under the Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149.5 million. The Securities will mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by the Company on or after November 1, 1999. Each $50 of liquidation value of the Securities can be converted into AIMCO Class A Common Stock at a conversion price of $49.61, which equates to 1.007 shares of AIMCO Class A Common Stock. Upon conversion of the Securities into AIMCO Class A Common Stock, the Partnership will issue OP Units to AIMCO on a one-for one-ratio.

NOTE 13  TRANSACTIONS INVOLVING MINORITY INTERESTS

     On December 14, 1998, the Company sold, in a private placement, 1.4 million Class B partnership preferred units of a subsidiary of the Partnership for $30.85 million. The partnership preferred units may be redeemed at the option of the holders at any time, and at the option of the Company under certain circumstances. Any redemption of the units may be satisfied by delivery of cash, AIMCO Class A Common Stock or OP Units.

NOTE 14  REGISTRATION STATEMENTS

     In April 1997, AIMCO filed a shelf registration statement with the Securities and Exchange Commission ("SEC") which provides for the offering of, on a delayed or continuous basis, debt securities, AIMCO Class A Common Stock, preferred stock and warrants with an aggregate value of up to $1.0 billion. The shelf registration statement was declared effective in May 1997.

     In August 1998, AIMCO and the Partnership filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 1998, AIMCO had $1,268 million available and the

                             AIMCO PROPERTIES, L.P.

Partnership had $500 million available from this registration statement. The Company expects to finance pending acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement.

NOTE 15  PARTNERS' CAPITAL

  Preferred Units

     All classes of Preferred Units, except the Class E Cumulative Convertible Preferred Units (the "Class E Preferred Units"), are on equal parity and are senior to the Class E Preferred Units and OP Units. The Class E Preferred Units are senior to the OP Units. None of the classes of Preferred Units have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

     Holders of the Class B Cumulative Convertible Preferred Units (the "Class B Preferred Units") are entitled to receive, when, as and if declared by the General Partner, quarterly cash distributions per share equal to the greater of $1.78125 or the cash distributions declared on the number of OP Units into which one Class B Preferred Unit is convertible. Each Class B Preferred Unit is convertible at the option of the holder, beginning August 1998, into 3.28407 OP Units, subject to certain anti-dilution adjustments.

     Holders of Class C, D, G and H Preferred Units are entitled to receive, when, as and if declared by the Board of Directors of the General Partner, distributions at the following rates per annum:

Class C Cumulative Preferred Units..........................  9.000%
Class D Cumulative Preferred Units..........................  8.750%
Class G Cumulative Preferred Units..........................  9.375%
Class H Cumulative Preferred Units..........................  9.500%

     Holders of Class J Cumulative Convertible Preferred Units (the "Class J Preferred Units") are entitled to receive cash distributions at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per unit) for the period beginning on November 6, 1998 and lasting until November 15, 1998, 8% per annum of the $100 liquidation preference(equivalent to $8 per annum per unit) for the period beginning on and including November 15, 1998 and lasting until November 15, 1999, 9% per annum of the $100 liquidation preference (equivalent to $9 per annum per unit) for the period beginning on and including November 15, 1999 and lasting until November 15, 2000, and 9 1/2% per annum of the $100 liquidation preference (equivalent to $9.50 per annum per unit) thereafter.

     The Company may convert any or all of the Class J Preferred Units into OP units at a conversion rate of 2.5 OP Units for each Class J Preferred Unit, plus unpaid distributions accrued on the units redeemed (a) on or after November 6, 2002, if the market price of the AIMCO Class A Common Stock in the five most recent trading days, as defined, is equal to or greater than $40 or; (b) at any time on or prior to November 6, 2002, if the internal rate of return, as defined, exceeds 12.5%.

     In connection with the acquisition of Calhoun Beach Club, the Company issued 90,000 Preferred Units, with an initial liquidation value of $9.0 million. Holders of these Preferred Units are entitled to receive, when and as declared by the General Partner, cash distributions at the rate of 8% per annum. After December 30, 1999, a holder of these Preferred Units may redeem these Preferred Units, at the option of the Company, for cash or shares of AIMCO Class A Common Stock.

     The Class E Preferred Units were issued in connection with the Insignia merger. Holders of Class E Preferred Units were entitled to receive the same cash distributions per unit as holders of OP Units. In addition, on January 15, 1999, holders of Class E Preferred Units received a special dividend in an aggregate

                             AIMCO PROPERTIES, L.P.

amount of approximately $50 million, and all outstanding Class E Preferred Units automatically converted into an equal number of OP Units.

  OP Units

     OP Units are redeemable by OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restrictions, on the basis of one OP Unit for either one share of AIMCO Class A Common Stock or cash equal to the fair value of a share of AIMCO Class A Common Stock at the time of redemption. The Company has the option to deliver shares of AIMCO Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems an OP Unit for AIMCO Class A Common Stock, Limited Partner's capital is reduced and the Special Limited Partners' capital is increased. OP Units held by AIMCO are not redeemable.

     During 1998 and 1997, AIMCO sold approximately 600,000 and 1,149,900 shares, respectively, of AIMCO Class A Common Stock to certain of AIMCO's executive officers (or entities controlled by them) at market prices. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable to AIMCO totaling $23.5 million and $33.5 million, respectively. The notes were contributed by AIMCO to the Partnership in exchange for approximately 600,000 and 1,149,900 OP Units, respectively. Total payments on such notes from officers in 1998 and 1997 were $8.9 million and $14.5 million, respectively. In addition, in 1998, the Partnership issued 40,000 OP Units to AIMCO and AIMCO issued approximately 40,000 shares of AIMCO Class A Common Stock to certain of AIMCO's executive officers.

     In connection with acquisitions of real estate and interests in real estate partnerships, the Company issued a total of approximately 1.2 million OP Units with a recorded value of approximately $38.8 million and 90,000 Preferred Units with a recorded value of $9.0 million during 1998 and approximately 1.9 million OP Units with a recorded value of approximately $63.4 million during 1997.

     The outstanding OP Units, excluding those OP Units held by AIMCO, have been classified as redeemable partnership common units. Prior to October 1, 1998, these OP Units were classified outside of permanent partners' capital in the accompanying financial statements because, in connection with a Limited Partner's right to redeem OP Units for cash, AIMCO had the right to elect to acquire some or all of the OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio. Effective October 1, 1998, pursuant to the Partnership Agreement, the right of AIMCO to elect to acquire redeemed OP Units for cash or AIMCO Class A Common Stock became the sole right of the Partnership. As a result, subsequent to September 30, 1998, these OP Units held by Limited Partners were classified as permanent partners' capital. The OP Units held by Limited Partners are initially recorded at fair value and subsequently adjusted based on fair value at the balance sheet date as measured by the closing price of AIMCO Class A Common Stock on that date, multiplied by the total number of outstanding OP Units held by Limited Partners.

                             AIMCO PROPERTIES, L.P.

     The following table sets forth the changes in redeemable OP Units held by Limited Partners through September 30, 1998, after which date they were classified as permanent partners' capital:

                                                               LIMITED
                                                               PARTNERS
                                                               --------
Redeemable OP Units at December 31, 1995....................   $ 38,463
  OP Units redeemed by Limited Partners to Special Limited
     Partner................................................     (3,799)
  Acquisition of real estate or interests in real estate
     partnerships through issuance of OP Units..............     32,156
  Repayment of secured note payable through issuance of OP
     Units..................................................      1,168
  Net income................................................      2,689
  Distributions paid to OP Unitholders......................     (3,815)
  Adjustment to reflect Limited Partners' capital at
     redemption value.......................................     29,202
                                                               --------
Redeemable OP Units at December 31, 1996....................     96,064
  OP Units redeemed by Limited Partners to Special Limited
     Partner................................................     (8,621)
  Acquisition of real estate or interests in real estate
     partnerships through issuance of OP Units..............     63,375
  OP Units issued in accordance with partnership
     amendment..............................................       (123)
  Net income................................................      4,064
  Distributions paid to OP Unitholders......................     (5,510)
  Adjustment to reflect Limited Partners' capital at
     redemption value.......................................     47,837
                                                               --------
Redeemable OP Units at December 31, 1997....................    197,086
  OP Units redeemed by Limited Partners to Special Limited
     Partner................................................     (5,514)
  Acquisition of real estate or interests in real estate
     partnerships through issuance of OP Units..............     33,384
  Issuance of High Performance Units........................      2,070
  OP Units redeemed by Limited Partners for cash............       (516)
  Issuance of OP Units in connection with Ambassador
     merger.................................................        146
  Net income................................................      4,425
  Distributions paid to OP Unitholders......................     (8,702)
  Other.....................................................        365
  Adjustment to reflect Limited Partners' capital at
     redemption value.......................................      9,661
                                                               --------
Redeemable OP Units at September 30, 1998...................   $232,405
                                                               ========

Investment in AIMCO Preferred Stock

     In November 1998, AIMCO issued 1 million shares of Class J Preferred Stock for proceeds of $100.0 million. The proceeds were contributed by AIMCO to the Partnership in exchange for 1 million Class J Preferred Units. Concurrently, the Partnership issued 250,000 Class J Preferred Units valued at $25.0 million to AIMCO, in exchange for 250,000 shares of Class J Preferred Stock. The investment in AIMCO's preferred stock is presented in the accompanying financial statements as a reduction to partners' capital.

NOTE 16  STOCK OPTION PLANS AND STOCK WARRANTS

     AIMCO, from time to time, will issue stock options and stock warrants. Upon exercise of the stock options or stock warrants, AIMCO must contribute the proceeds received to the Partnership in exchange for OP Units in the same number as shares of AIMCO Class A Common Stock issued in connection with the exercised stock options or stock warrants. Therefore, the following disclosures are made pertaining to AIMCO's stock options and stock warrants.

                             AIMCO PROPERTIES, L.P.

     AIMCO has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options and warrants. Under APB 25, because the exercise price of AIMCO's employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The AIMCO Board of Directors has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the "1994 Plan"), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the "1996 Plan"), the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the "1997 Plan") and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan") to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1994 Plan, the 1996 Plan, the 1997 Plan and the Non-Qualified Plan allow for the grant of incentive and non-qualified stock options, and are administered by the Compensation Committee of the Board of Directors of AIMCO. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors of AIMCO to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options vest over a one to five-year period from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors of AIMCO.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if AIMCO had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method. The fair value for these options and warrants were estimated at the date of grant using a Black-Scholes valuation model with the following weighted average assumptions:

                                                 1998           1997           1996
                                             ------------   ------------   ------------
Range of risk free interest rates..........  5.2% to 7.5%   5.2% to 7.5%   5.2% to 7.5%
Expected dividend yield....................      6.0%           6.0%           7.8%
Volatility factor of the expected market
  price of the Company's common stock......     0.183          0.175          0.194
Weighted average expected life of
  options..................................   4.5 years      4.5 years      4.5 years

     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the AIMCO stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

                             AIMCO PROPERTIES, L.P.

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting period. AIMCO's pro forma information for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands, except per share information):

                                                           1998      1997      1996
                                                          -------   -------   -------
Pro forma income attributable to common stockholders....  $34,443   $26,096   $12,201
Pro forma basic earnings per common share...............  $  0.76   $  1.00   $  0.98
Pro forma diluted earnings per common share.............  $  0.75   $  1.00   $  0.98

     The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

     The following table summarizes the option and warrants activity for the years ended December 31, 1998, 1997 and 1996:

                                                                1998                   1997                  1996
                                                        --------------------   --------------------   -------------------
                                                                    WEIGHTED               WEIGHTED              WEIGHTED
                                                         OPTIONS    AVERAGE     OPTIONS    AVERAGE    OPTIONS    AVERAGE
                                                           AND      EXERCISE      AND      EXERCISE     AND      EXERCISE
                                                        WARRANTS     PRICE     WARRANTS     PRICE     WARRANTS    PRICE
                                                        ---------   --------   ---------   --------   --------   --------
Outstanding at beginning of year......................  1,184,000    $30.01     505,000     $20.74    108,000     $18.00
Granted...............................................  5,578,000     38.91     127,000      30.88    422,600      20.75
Assumed in connection with acquisitions...............   671,000      25.99     995,000      26.75         --         --
Exercised.............................................  (647,000)     19.88    (437,000)     18.11     (2,600)     18.50
Forfeited.............................................   (50,000)     20.25      (6,000)     18.50    (23,000)     17.50
                                                        ---------    ------    ---------    ------    -------     ------
Outstanding at end of year............................  6,736,000    $37.82    1,184,000    $30.01    505,000     $20.74
Exercisable at end of year............................  1,293,000    $25.19     690,000     $19.95    425,000     $20.25
Weighted-average fair value of options and warrants
  granted during the year.............................               $ 3.71                 $ 3.24                $ 1.01

     At December 31, 1998, exercise prices for outstanding and exercisable options range from $12.36 to $43.85 and warrants range from $3.96 to $51.67, and the remaining weighted-average contractual life of the options and warrants is
9.06 years.

     On June 3, 1997, AIMCO issued warrants (the "NHP Warrants") exercisable to purchase an aggregate of 399,999 shares of Class A Common Stock at $36 per share at any time prior to June 3, 2002. The NHP Warrants were issued as part of the consideration for the NHP Real Estate Companies.

     On December 2, 1997, AIMCO issued warrants (the "Oxford Warrants") exercisable to purchase up to an aggregate of 500,000 shares of AIMCO Class A Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation ("Oxford"), in connection with the amendment of certain agreements pursuant to which the Company manages properties controlled by Oxford or its affiliates. The actual number of shares of AIMCO Class A Common Stock for which the Oxford Warrants will be exercisable is based on certain performance criteria with respect to the Company's management arrangements with Oxford for each of the five years ending December 31, 2001. The Oxford Warrants are exercisable for six years after the determination of such criteria for each of the five years.

     In connection with the Insignia merger, AIMCO assumed warrants that will allow the holders to purchase shares of AIMCO Class A Common Stock at prices ranging from approximately $4 to $52 per share at any time prior to September 30, 1999. At December 31, 1998, warrants representing approximately 359,000 shares were available for exercise.

     On December 14, 1998, AIMCO sold, in a private placement, a warrant to purchase 875,000 shares of AIMCO Class A Common Stock for $4.15 million. The warrant has an exercise price of $40 per share. The

                             AIMCO PROPERTIES, L.P.

warrant may be exercised at any time, and expires upon a redemption of the Class B partnership preferred units (see Note 13).

NOTE 17  EARNINGS PER OP UNIT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which replaced Accounting Principles Board Opinion No. 15 ("APB 15"). Since each OP Unit may be redeemed by the holder thereof for either one share of AIMCO Class A Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of the Company, the Company applies the requirements of SFAS 128 to its calculation of its per OP Unit information. As required, the Company adopted SFAS 128 as of December 31, 1997 and restated earnings per share information for prior interim and annual periods.

     The Class B Preferred Units, Class E Preferred Units and the Class J Preferred Units are convertible (see Note 15). The Class C Preferred Units, the Class D Preferred Units, the Class G Preferred Units, and the Class H Preferred Units are not convertible.

     The following table illustrates the calculation of basic and diluted earnings per common unit for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per common unit data):

                                                                1998       1997       1996
                                                              --------   --------   --------
Numerator:
Net income..................................................  $ 68,928   $ 32,697   $ 15,673
Preferred Unit distributions................................   (26,533)    (2,315)        --
                                                              --------   --------   --------
Numerator for basic and diluted earnings per common
  unit -- income attributable to common unitholders.........  $ 42,395   $ 30,382   $ 15,673
                                                              ========   ========   ========
Denominator:
Denominator for basic earnings per common unit -- weighted
  average number of common units outstanding................    52,798     27,732     14,978
Effect of dilutive securities:
Class E Preferred Units.....................................       981         --         --
Employee options............................................       325        381         14
Warrants....................................................        --         --          2
                                                              --------   --------   --------
Dilutive potential common unit..............................     1,306        381         16
                                                              --------   --------   --------
Denominator for diluted earnings per common unit............    54,104     28,113     14,994
                                                              ========   ========   ========
Basic earnings per common unit:
  Operations................................................  $   0.72   $   0.99   $   1.05
  Gain on disposition of properties.........................      0.08       0.11         --
  Extraordinary item........................................        --      (0.01)        --
                                                              --------   --------   --------
          Total.............................................  $   0.80   $   1.09   $   1.05
                                                              ========   ========   ========
Diluted earnings per common unit:
  Operations................................................  $   0.70   $   0.98   $   1.04
  Gain on dispositions of properties........................      0.08       0.11         --
  Extraordinary item........................................        --      (0.01)        --
                                                              --------   --------   --------
          Total.............................................  $   0.78   $   1.08   $   1.04
                                                              ========   ========   ========

                             AIMCO PROPERTIES, L.P.

NOTE 18  RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 1999. The Company has elected not to early adopt the provisions of Statement 133 as of December 31, 1998 and when Statement 133 is adopted, the Partnership does not expect the Statement to have a significant impact on its financial position or results of operations.

NOTE 19  TRANSACTIONS WITH AFFILIATES

     In January 1998, the Partnership sold an aggregate of 15,000 High Performance Units (the "High Performance Units") to a joint venture formed by fourteen members of AIMCO's senior management, and to three of AIMCO's independent directors for $2.1 million in cash. The High Performance Units have nominal value unless AIMCO's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if AIMCO's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing the product of (i)(a) 15% of the amount by which AIMCO's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the outstanding AIMCO Class A Common Stock and OP Units, by (ii) the market value of one share of AIMCO Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of AIMCO. Unlike OP Units, the High Performance Units are not redeemable or convertible into AIMCO Class A Common Stock unless a change of control of AIMCO occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units in excess of to the cash received upon their issuance (recorded as Limited Partners' capital). If the measurement period had ended December 31, 1998, the Excess Return would have been $0 and the value of the High Performance Units would have been $0, and such High Performance Units would have had no dilutive effect on net income per OP Unit.

     Interest income earned on notes receivable from affiliates for the year ended December 31, 1998 was $26.1 million. Fees earned based on services provided by the Company, as general partner, to real estate partnerships for customary services including refinancing, construction supervisory and disposition fees for the year ended December 31, 1998 were $6.4 million. Interest income on notes receivable from affiliates and fees earned by the Company for the years ended December 31, 1997 and 1996 were not significant.

NOTE 20  EMPLOYEE BENEFIT PLANS

     The Company offers medical, dental, life and long-term disability benefits to employees of the Company through insurance coverage of Company-sponsored plans. The medical and dental plans are self-funded and are administered by independent third parties. In addition, the Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. The Company matches 50% of the participant's contributions to the plan up to a maximum of 6% of the participant's prior year compensation.

                             AIMCO PROPERTIES, L.P.

NOTE 21  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized unaudited consolidated quarterly information for 1998 and 1997 is provided below (amounts in thousands, except per unit amounts).

                                                                       QUARTER
                                                       ---------------------------------------
YEAR ENDED DECEMBER 31, 1998                            FIRST    SECOND     THIRD      FOURTH
----------------------------                           -------   -------   --------   --------
Revenue from property operations.....................  $71,336   $89,928   $104,436   $108,263
Income from property operations......................   28,918    33,701     33,943     36,645
Revenue from service company business................    4,821     4,741      4,406      8,707
Company's share of income from service company
  business...........................................      992     1,183      1,775         47
Net income before extraordinary item.................   23,930    14,594     17,745     12,659
Net income...........................................   23,930    14,594     17,745     12,659
Basic earnings per common unit.......................  $  0.44   $  0.19   $   0.19   $   0.04
Diluted earnings per common unit.....................  $  0.43   $  0.19   $   0.19   $   0.04
Weighted average common units outstanding............   46,508    51,159     52,896     60,523
Weighted average common units and common unit
  equivalents outstanding............................   46,605    51,400     53,523     64,890

                                                                       QUARTER
                                                       ---------------------------------------
YEAR ENDED DECEMBER 31, 1997                            FIRST    SECOND     THIRD      FOURTH
----------------------------                           -------   -------   --------   --------
Revenue from property operations.....................  $38,040   $41,679   $ 47,364   $ 65,923
Income from property operations......................   14,808    15,971     17,375     24,323
Revenue from service company business................    2,444     3,161      3,568      4,764
Company's share of income from service company
  business...........................................      551     1,717      1,010       (776)
Net income before extraordinary item.................    5,694     6,039      7,963     13,270
Net income...........................................    5,425     6,039      7,963     13,270
Basic earnings per common unit.......................  $  0.28   $  0.26   $   0.25   $   0.30
Diluted earnings per common unit.....................  $  0.28   $  0.26   $   0.25   $   0.29
Weighted average common units outstanding............   19,494    23,387     27,969     39,852
Weighted average common units and common unit
  equivalents outstanding............................   19,626    23,525     28,154     40,271

NOTE 22  INDUSTRY SEGMENTS

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131") in the fourth quarter of 1998. Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way public business enterprises report information regarding reportable operating segments. The adoption of Statement 131 did not affect the results of operations or financial position of the Company.

     The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generated rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Partnership's consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenues during 1998, 1997 or 1996.

NOTE 23  PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)

     The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 1998 and 1997 have been prepared as if each of the following transactions had occurred on January 1, 1997: (i) the NHP stock purchases and the NHP Merger (see Note 5); (ii) the acquisition of the NHP Real Estate Companies (see Note 6); (iii) a reorganization of the interests held by the NHP Real Estate Companies (see Note 5); (iv) the (a) 1997 property acquisitions, (b) the acquisition of the Controlled NHP Partnerships and (c) the acquisition of the Winthrop Portfolio, the related issuance of AIMCO Class A Common Stock and OP Units, the incurrence of indebtedness to finance such acquisitions, and the refinancing of such indebtedness; (v) the 1998 property acquisitions; (vi) the 1998 property dispositions; (vii) the sale of (a) 2,015,000 shares of AIMCO Class A Common Stock in February 1997, (b) 2,300,000 shares of AIMCO Class A Common Stock in May 1997, (c) 5,052,418 shares of AIMCO Class A Common Stock in August and September 1997, and (d) 7,000,000 shares of AIMCO Class A Common Stock in October 1997, and the contribution by AIMCO to the Partnership of such net proceeds thereof and the application of the aggregate net proceeds thereof to repay indebtedness and fund the purchase of additional shares of NHP common stock; (viii) the sale of 750,000 shares of AIMCO Class B Preferred Stock in August 1997, and the contribution by AIMCO to the Partnership of such net proceeds thereof and the application of the net proceeds thereof to repay indebtedness; (ix) the sale of 2,400,000 shares of AIMCO Class C Preferred Stock in December 1997 and the contribution by AIMCO to the Partnership of such net proceeds thereof and the application of the net proceeds thereof to pay indebtedness; (x) the sale of 4,200,000 shares of AIMCO Class D Cumulative Preferred Stock and the contribution by AIMCO to the Partnership of such net proceeds thereof and the application of the net proceeds thereof to pay indebtedness; (xi) the sale of 4,050,000 shares of AIMCO Class G Cumulative Preferred Stock and the contribution by AIMCO to the Partnership of such net proceeds thereof and the application of the net proceeds thereof to pay indebtedness; (xii) the sale of 2,000,000 shares of AIMCO Class H Cumulative Preferred Stock and the contribution by AIMCO to the Partnership of such net proceeds thereof and the application of the net proceeds thereof to pay indebtedness; (xiii) the sale of 1,000,000 shares of AIMCO Class J Cumulative Convertible Preferred Stock and the contribution by AIMCO to the Partnership of such net proceeds thereof and the application of the net proceeds thereof to repay indebtedness; (xiv) the Company's receipt of a dividend from ANHI from proceeds ANHI received from ANHI stock transfers; (xv) the Ambassador Merger (Note 4); (xvi) the purchase of third-party notes payable secured by four properties in which the NHP Real Estate Companies own an interest, and the conversion of such notes payable into loans from the general partner; (xvii) the purchase of land leased by two partnerships in which the NHP Real Estate Companies own an interest; (xviii) the Insignia merger (Note 4); and (xix) the IPLP Exchange and Assumption (Note 4).

                             AIMCO PROPERTIES, L.P.

     The pro forma information is not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                1998       1997
                                                              --------   --------
Income from property operations.............................  $150,069   $137,404
                                                              --------   --------
Company's share of loss from service company business.......    (2,590)   (12,628)
                                                              --------   --------
Net income..................................................  $ 44,327   $   (776)
                                                              ========   ========
Net income attributable to preferred unitholders............  $ 40,994   $ 41,174
                                                              ========   ========
Net income (loss) attributable to common unitholders........  $  3,333   $(41,950)
                                                              ========   ========
Basic earnings (loss) per common unit.......................  $   0.05   $  (0.66)
Diluted earnings (loss) per common unit.....................  $   0.05   $  (0.66)
Weighted average number of common units outstanding.........    65,561     63,935
Weighted average number of common units and common unit
  equivalents outstanding...................................    66,226     64,779

NOTE 24  SUBSEQUENT EVENTS

  Distribution Declared

     The General Partner declared a one-time special cash distribution of $5.582 per Class E Preferred Unit, paid on January 15, 1999 to holders of record on December 31, 1998. Upon payment of this special cash distribution totaling approximately $50 million in the aggregate, each Class E Preferred Unit was automatically converted into one OP Unit.

     On January 20, 1999, the General Partner declared a quarterly cash distribution of $0.625 per OP Unit for the quarter ended December 31, 1998, paid on February 12, 1999, to OP Unitholders of record on February 5, 1999. The increased distribution is equivalent to an annualized distribution rate of $2.50 per OP Unit, an 11% increase from the previous annual distribution rate of $2.25.

  Stock Offering

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock") in a public offering. The net proceeds of $120.6 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class K Preferred Units and were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock (which mirror those of the Class K Preferred Units) are entitled to receive, when, as and if declared by the Board of Directors and AIMCO, as General Partner, annual cash distributions in an amount per OP Unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash distributions payable on the number of shares of OP Units into which a Class K Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per Class K Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of OP Units into which a Class K Preferred Unit is convertible. The Class K Preferred Unit is senior to the OP Units as to distributions and liquidation. Upon any liquidation,

                             AIMCO PROPERTIES, L.P.

dissolution or winding up of AIMCO, before payment or dividends by AIMCO shall be made to any holders of AIMCO Class A Common Stock, the holders of the Class K Preferred Stock and the Class K Preferred Units shall be entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

  Insignia Properties Trust

     As a result of the Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest in IPT. On February 26, 1999, IPT was merged into AIMCO. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of AIMCO Class A Common Stock for each share of IPT common stock, resulting in the issuance of approximately 4.3 million shares of AIMCO Class A Common Stock (with a recorded value of approximately $158.8 million). Concurrently with the IPT merger, all the assets and liabilities of IPT were contributed by AIMCO to the Partnership in exchange for approximately 8.9 million OP Units (valued at approximately $318.2 million). Also in connection with the IPT merger, the IPLP Exchange and Assumption was unwound and the approximately 10.2 million OP Units issued in connection with the IPLP Exchange and Assumption were canceled.

  Debt Refinancing

     In February 1999, the Partnership terminated its $50 million credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing indebtedness secured by certain properties that previously secured the credit facility.

     In February and March 1999, the Company incurred in the aggregate $83.4 million of long-term, fixed rate, fully amortizing mortgage debt secured by 13 properties in separate loan transactions. The Company used the $81.5 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc., to repay debt under its credit facility with Bank of America National Trust and Savings Association and Bank Boston, N.A. and to provide working capital. As of March 11, 1999, the balance outstanding under the interim loan agreement was $25 million, under the credit facility was $74.8 million and under the IPT Credit Agreement was $45.0 million. The amount available under the credit facility at March 11, 1999 was $24 million.

                                                                    SCHEDULE III

                             AIMCO PROPERTIES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                        (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
100 Forest Place.........    10/97    OakPark, IL                  1986       234    $ 3,463    $  19,624       $   528
40th North...............     7/94    Phoenix, AZ                  1970       556      2,546       14,437         1,539
Anchorage................    11/96    League City, TX              1985       264        523        9,097           403
Arbor Crossing...........     5/97    Lithonia, GA                 1988       240      1,879       10,647         1,169
Arbor Station............     4/98    Montgomery, AL               1987       264      1,627        9,218           577
Arbors...................     5/98    Deland, FL                   1983       224      1,872        7,925           307
Arbors...................    10/97    Tempe, AZ                    1971       200      1,092        6,189           310
Ashford Plantation.......    12/95    Atlanta, GA                  1975       211      2,770        9,956           578
Aspen Hills..............     5/98    Austin, TX                   1986       344      3,281       13,917           590
Atriums of Plantation....     8/98    Plantation, FL               1980       210      1,807        9,756           519
Bay Club.................     4/97    Aventura, FL                 1990       702     10,530       60,830         1,719
Beacon Hill..............    10/97    Chamblee, GA                 1978       120        928        5,261           243
Bent Oaks................     5/98    Austin, TX                   1979       146      1,444        5,834           222
Blossomtree..............    10/97    Scottsdale, AZ               1970       125        535        3,029           225
Bluffs...................     9/83    Boulder, CO                  1971       232        696        7,779           909
Boardwalk................    12/95    Tamarac, FL                  1986       291      3,350        8,196         1,049
Brandywine...............     4/83    St. Petersburg, FL           1971       477      1,423       11,336         1,810
Brant Rock...............    10/97    Houston, TX                  1984        84        337        1,908           128
Breasview................     5/98    San Antonio, TX              1982       396      3,200       17,051           765
Brentwood................    11/96    Lake Jackson, TX             1980       104        200        3,092           428
Bridgewater..............    11/96    Tomball, TX                  1978       206        333        4,033           551
Broadmoor Apartments.....     5/98    Austin, TX                   1985       200      1,606        7,360           208
Brookdale Lakes..........     5/98    Naperville, IL               1990       200      1,923       15,430           857
Brookside Village........     4/96    Tustin, CA                   1970       628      2,498       14,180        20,286
Calhoun Beach............    12/98    Minneapolis, MN         1928/1998       351     11,567       65,546         2,633
Cambridge Heights........     5/97    Natchez, MS                  1979        94        249        1,413            74
Cape Cod.................     5/98    San Antonio, TX              1985       244      1,951        8,324           317
Captiva Club.............    12/96    Tampa, FL                    1975       357      1,500        7,085         7,052
Casa Anita...............     3/98    Phoenix, AZ                  1986       224      1,125        6,404            68
Cedar Creek..............     5/98    San Antonio, TX              1979       392      1,630       10,051           328
Chesapeake...............    12/96    Houston, TX                  1983       320        775        7,317           655
Citrus Grove.............     6/98    Redlands, CA                 1985       198      1,118        6,333           107
Citrus Sunset............     3/98    Vista, CA                    1985        96        663        3,758            53
Cobble Creek.............     3/98    Tucson, AZ                   1980       301      1,299        7,395           269
Colonade
 Gardens/Ferntree........    10/97    Phoenix, AZ                  1973       196        765        4,337           203
Colony...................     9/98    Bradenton, FL                1986       166      1,121        6,350           144
Copper Chase.............    12/96    Katy, TX                     1982       316      1,484       11,530           478
Copperfield..............    11/96    Houston, TX                  1983       196        702        7,003          (574)
Coral Cove...............     5/98    Tampa, FL                    1985       200      1,614        5,875           241
Coral Gardens............     4/93    Las Vegas, NV                1983       670      3,190       12,745         2,047
Country Club Villas......     7/94    Amarillo, TX                 1984       282      1,049        5,951           749

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
100 Forest Place.........  $     3,463    $  20,152     $  23,615     $ 1,186       $  22,429      $  15,281
40th North...............        2,546       15,976        18,522       2,998          15,524         10,521
Anchorage................          523        9,500        10,023       3,290           6,733          4,821
Arbor Crossing...........        1,880       11,815        13,695         866          12,829          5,191
Arbor Station............        1,627        9,795        11,422         176          11,246             --(2)
Arbors...................        1,872        8,232        10,104         221           9,883          3,816
Arbors...................        1,092        6,499         7,591         323           7,268          7,605
Ashford Plantation.......        2,770       10,534        13,304       1,449          11,855          7,289
Aspen Hills..............        3,281       14,507        17,788         504          17,284          9,800
Atriums of Plantation....        1,807       10,275        12,082         195          11,887          7,767
Bay Club.................       10,530       62,549        73,079       3,923          69,156         49,000
Beacon Hill..............          928        5,504         6,432         236           6,196          3,590
Bent Oaks................        1,444        6,056         7,500         181           7,319          4,400
Blossomtree..............          535        3,254         3,789         158           3,631          2,092
Bluffs...................          696        8,688         9,384       5,396           3,988          4,522
Boardwalk................        3,350        9,245        12,595       1,299          11,296          9,267(2)
Brandywine...............        1,423       13,146        14,569       5,217           9,352          6,407
Brant Rock...............          337        2,036         2,373          91           2,282          1,210
Breasview................        3,200       17,816        21,016         523          20,493         14,025
Brentwood................          200        3,520         3,720         242           3,478          1,779
Bridgewater..............          333        4,584         4,917       1,190           3,727          4,150
Broadmoor Apartments.....        1,606        7,568         9,174         226           8,948          6,000
Brookdale Lakes..........        1,923       16,287        18,210         482          17,728         13,600(2)
Brookside Village........        7,263       29,701        36,964       2,706          34,258             --
Calhoun Beach............       11,698       68,048        79,746          --          79,746         53,500
Cambridge Heights........          249        1,487         1,736         113           1,623          1,555
Cape Cod.................        1,951        8,641        10,592         273          10,319          6,800
Captiva Club.............        1,500       14,137        15,637         591          15,046             --(2)
Casa Anita...............        1,125        6,472         7,597         219           7,378          4,101
Cedar Creek..............        1,630       10,379        12,009         262          11,747             --(2)
Chesapeake...............          775        7,972         8,747         692           8,055             --(2)
Citrus Grove.............        1,118        6,440         7,558         211           7,347             --(2)
Citrus Sunset............          663        3,811         4,474         107           4,367          3,594
Cobble Creek.............        1,299        7,664         8,963         253           8,710          6,998
Colonade
 Gardens/Ferntree........          765        4,540         5,305         226           5,079             --
Colony...................        1,121        6,494         7,615         121           7,494          3,331
Copper Chase.............        1,484       12,008        13,492       3,736           9,756          5,525
Copperfield..............          572        6,559         7,131       1,178           5,953          3,453
Coral Cove...............        1,614        6,116         7,730         182           7,548          3,965
Coral Gardens............        3,190       14,792        17,982       3,766          14,216         10,996
Country Club Villas......        1,049        6,700         7,749       1,228           6,521          3,955


                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
Country Club West........     5/98    Greeley, CO                  1986       288      1,646       17,029           637
Courtney Park............     5/98    Fort Collins, CO             1986       248      2,570       15,336           505
Coventry Square..........    11/96    Houston, TX                  1983       270        975        6,355           684
Crossings at Bell........     1/98    Amarillo, TX                 1976       160        483        2,737         1,092
Crossings of Bellevue....     5/98    Nashville, TN                1985       300      2,096       14,754           747
Crossroads...............     5/98    Phoenix, AZ                  1982       316      1,447       12,788           456
Crows Nest...............    11/96    League City, TX              1984       176        795        5,400           247
Cypress Landing..........    12/96    Savannah, GA                 1984       200        386        7,911           983
Cypress Ridge............     5/98    Houston, TX                  1979       268      1,477        4,179           262
Dolphins Landing.........    12/96    Corpus Christi, TX           1980       218      1,740        5,589           662
Dunwoody Park............     7/94    Dunwoody, GA                 1980       318      1,838       10,538           966
Eagles Nest..............     5/98    San Antonio, TX              1973       226      1,339        5,365           380
Eaglewood/Woods..........     6/98    Memphis, TN                  1983       584        750       16,544        (3,702)
Easton Village...........    11/96    Houston, TX                  1983       146        440        6,584           284
Eden Crossing............    11/94    Pensacola, FL                1985       200      1,111        6,332           653
Elm Creek................     5/97    Elmhurst, IL                 1986       372      5,339       30,253         6,939
Emerald Ridge............     2/98    Tyler, TX                    1984       484      1,469        8,324           469
Fairways.................     7/94    Chandler, AZ                 1986       352      1,830       10,403         6,844
Ferntree.................    10/98    Phoenix, AZ                  1970       219      1,243        7,046            10
Fieldcrest...............    10/98    Jacksonville, FL             1982       240      1,331        7,544            14
Fishermans Landing.......     9/98    Temple Terrace, FL           1986       256      1,643        9,311           153
Fisherman's Landing......    12/97    Bradenton, FL                1984       200      1,275        7,225           571
Fishermans Wharf.........    11/96    Clute, TX                    1981       360        830        9,969           407
Foothills................    10/97    Tucson, AZ                   1982       270      1,203        6,817           166
Foxbay...................    10/97    Tucson, AZ                   1983       232        700        3,966           478
Foxchase.................     5/97    Alexandria, VA               1947     2,113     39,390       68,354         6,692
Foxtree..................    10/97    Tempe, AZ                    1976       487      2,505       14,194           687
Frankford Place..........     7/94    Carrollton, TX               1982       274      1,125        6,382           854
Franklin Oaks............     5/98    Franklin, TN                 1987       468      3,467       22,753         1,369
Freedom Place Club.......    10/97    Jacksonville, FL             1988       352      2,289       12,970           388
Garden Terrace...........     7/94    Bowie, TX                    1978        20         49          280            28
Greens of Naperville.....     5/97    Naperville, IL               1986       400      3,756       21,284          (227)
Greentree................    12/96    Carrollton, TX               1983       365      1,909       14,842         1,442
Hampton Hill.............    11/96    Houston, TX                  1984       332      1,574        8,408         1,218
Harbor Cove..............     5/98    San Antonio, TX              1980       256      1,845        7,563           328
Hastings Place...........    11/96    Houston, TX                  1984       176        734        3,382           307
Haverhill Commons........     5/98    W. Palm Beach, FL            1986       222      2,389        8,372           443
Hazeltree................    10/97    Phoenix, AZ                  1970       310        997        5,650           689
Heather Ridge............     5/98    Phoenix, AZ                  1983       252      1,914        8,568           316
Heather Ridge............    12/96    Arlington, TX                1983       180        655        5,455        (1,077)
Hidden Lake Apts.........     5/98    Tampa, FL                    1983       267      1,613        7,241           357
Hiddentree...............    10/97    East Lansing, MI             1966       261      1,470        8,330           908
Highland Park............    12/96    Fort Worth, TX               1985       500      3,234       19,536        (2,331)
Hillmeade................    11/94    Nashville, TN                1985       288      2,872       16,066         1,449
Hunters Glen.............     4/98    Austell, GA                  1983        72        301        1,704            69
Islandtree...............    10/97    Savannah, GA                 1985       216      1,267        7,181           445
Jefferson Place..........    11/94    Baton Rouge, LA              1985       234      2,696       15,115         1,397
La Jolla de San
 Antonio.................     5/98    San Antonio, TX              1975       300      1,196       10,676         1,975
La Jolla de Tucson
 Apts....................     5/98    Tucson, AZ                   1978       223      2,944        7,196          (431)
Lake Crossing............     5/97    Austell, GA                  1988       300      2,046       11,596           401
Lakehaven I..............     5/97    Carol Stream, IL             1984       144      1,071        6,069           298

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
Country Club West........        1,646       17,666        19,312         446          18,866         11,253
Courtney Park............        2,570       15,841        18,411         401          18,010          9,979
Coventry Square..........          975        7,039         8,014       2,679           5,335          3,005
Crossings at Bell........          483        3,829         4,312         156           4,156             --(2)
Crossings of Bellevue....        2,096       15,501        17,597         387          17,210          8,540
Crossroads...............        1,447       13,244        14,691         378          14,313          7,000
Crows Nest...............          795        5,647         6,442       1,708           4,734          2,856
Cypress Landing..........          386        8,894         9,280       2,670           6,610          4,274
Cypress Ridge............        1,477        4,441         5,918         177           5,741          4,250
Dolphins Landing.........        1,740        6,251         7,991         591           7,400             --(2)
Dunwoody Park............        1,838       11,504        13,342       2,136          11,206          7,338
Eagles Nest..............        1,339        5,745         7,084         260           6,824          4,805
Eaglewood/Woods..........          750       12,842        13,592       1,325          12,267             --(2)
Easton Village...........          590        6,718         7,308       1,352           5,956          2,863
Eden Crossing............        1,111        6,985         8,096       1,193           6,903          5,786
Elm Creek................        5,339       37,192        42,531       2,388          40,143             --(2)
Emerald Ridge............        1,469        8,793        10,262         435           9,827          6,176
Fairways.................        1,830       17,247        19,077       2,111          16,966          6,229
Ferntree.................        1,243        7,056         8,299          67           8,232          2,826
Fieldcrest...............        1,331        7,558         8,889         108           8,781          5,745
Fishermans Landing.......        1,643        9,464        11,107         177          10,930          5,688
Fisherman's Landing......        1,275        7,796         9,071         298           8,773             --
Fishermans Wharf.........          830       10,376        11,206       4,230           6,976          3,498(2)
Foothills................        1,203        6,983         8,186         354           7,832          3,835
Foxbay...................          700        4,444         5,144         208           4,936          3,176
Foxchase.................       16,175       98,261       114,436       5,955         108,481         65,879
Foxtree..................        2,505       14,881        17,386         736          16,650          8,845
Frankford Place..........        1,125        7,236         8,361       1,409           6,952          3,896
Franklin Oaks............        3,467       24,122        27,589         668          26,921         17,700
Freedom Place Club.......        2,289       13,358        15,647         618          15,029          6,935
Garden Terrace...........           49          308           357          61             296             --
Greens of Naperville.....        3,756       21,057        24,813       1,308          23,505         12,724(2)
Greentree................        1,909       16,284        18,193       4,697          13,496          7,358(2)
Hampton Hill.............        2,130        9,070        11,200       4,173           7,027          4,094
Harbor Cove..............        1,845        7,891         9,736         250           9,486          5,900
Hastings Place...........          734        3,689         4,423       1,166           3,257          2,626
Haverhill Commons........        2,389        8,815        11,204         241          10,963          9,100
Hazeltree................          997        6,339         7,336         294           7,042          4,034
Heather Ridge............        1,914        8,884        10,798         248          10,550          6,000
Heather Ridge............          655        4,378         5,033         593           4,440          2,603
Hidden Lake Apts.........        1,613        7,598         9,211         219           8,992             --
Hiddentree...............        1,470        9,238        10,708         573          10,135          4,390
Highland Park............        3,234       17,205        20,439       8,294          12,145          9,270
Hillmeade................        2,872       17,515        20,387       2,930          17,457         10,788
Hunters Glen.............          301        1,773         2,074          65           2,009          1,111
Islandtree...............        1,267        7,626         8,893         322           8,571          4,191
Jefferson Place..........        2,697       16,511        19,208       2,803          16,405          9,281
La Jolla de San
 Antonio.................        2,670       11,177        13,847         337          13,510          8,855
La Jolla de Tucson
 Apts....................        1,470        8,239         9,709         869           8,840          5,820
Lake Crossing............        2,047       11,996        14,043         947          13,096          9,765
Lakehaven I..............        1,071        6,367         7,438         404           7,034             --(1)(2)


                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
Lakehaven II.............     5/97    Carol Stream, IL             1985       348      2,680       15,189           604
Landmark.................     5/98    Albuquerque, NM              1965       101        780        4,455           224
Las Brisas...............    12/95    San Antonio, TX              1983       176      1,100        5,454        (2,476)
Las Brisas...............     7/94    Casa Grande, AZ              1985       132        573        3,260         3,127
Legend Oaks/The
 Woodlands...............     5/98    Tampa, FL                    1983       416      2,723       12,243           686
Lexington................     7/94    San Antonio, TX              1981        72        311        1,764           125
Los Arboles..............     9/97    Chandler, AZ                 1985       232      1,662        9,418           449
Madera Point.............     5/98    Phoenix, AZ                  1986       256        924       12,733           420
Meadow Creek.............     4/85    Boulder, CO                  1972       332      1,387       10,027           919
Meadows..................    12/96    Austin, TX                   1983       100        417        4,563           673
Mesa Ridge...............     5/98    San Antonio, TX              1986       200      1,159        6,594           371
Mills....................     5/98    Houston, TX                  1979       708      7,075       18,750           774
Montecito................     7/94    Austin, TX                   1985       268      1,268        7,194         1,809
Morton Towers............     9/97    Miami Beach, FL              1960     1,277      8,736       49,774        21,136
Mountainview.............     5/98    Colorado Springs, CO         1985       252      1,935       14,647           613
Newberry Park............     5/97    Chicago, IL                  1985        84        181        1,027            (3)
Newport..................     7/94    Avondale, AZ                 1986       204        800        4,554           508
Oak Falls................    11/96    Spring, TX                   1983       144        514        3,585           398
Ocean Oaks Apartments....     5/98    Port Orange, FL              1988       296      2,694       11,157           443
Old Farm.................    12/98    Lexington, KY                1985       330      1,893       10,725            43
Olmos Club...............    10/97    San Antonio, TX              1983       134        322        1,825           120
Olympiad.................    11/94    Montgomery, AL               1986       176      1,046        5,958           558
Orchidtree...............    10/97    Scottsdale, AZ               1971       278      2,314       13,112           303
Palencia.................     5/98    Tampa, FL                    1985       420      3,448       14,666           737
Paradise Palms...........     7/94    Phoenix, AZ                  1970       130        647        3,684           469
Park @ Cedar Lawn........    11/96    Galveston, TX                1985       192        769        5,073           358
Park Colony..............     5/98    Norcross, GA                 1984       352      3,335       17,990           491
Parliament Bend..........     7/94    San Antonio, TX              1980       232        765        4,342           662
Peachtree Park...........     1/96    Atlanta, GA             1962/1995       295      4,681       12,957         1,898
Penn Square..............    12/94    Albuquerque, NM              1982       210      1,128        6,478           592
Peppermill Place.........    11/96    Houston, TX                  1983       224        406        3,957           441
Pine Creek...............    10/97    Clio, MI                     1978       233        852        4,830           318
Pine Shadows.............     5/98    Phoenix, AZ                  1983       272      2,490       11,143           402
Pinebrook................    10/98    Jacksonville, FL             1974       208        856        4,854             6
Pleasant Ridge...........    11/94    Little Rock, AR              1982       200      1,660        9,464           811
Pleasant Valley Point....    11/94    Little Rock, AR              1985       112        907        5,069           890
Point West...............     5/97    Lenexa, KS                   1985       172        979        5,548           (16)
Polo Park................    10/97    Midland, TX                  1983       184        800        4,532           325
Prairie Hills............     7/94    Albuquerque, NM              1985       360      1,680        9,633           589
Pride Gardens............     5/97    Flora, MS                    1975        76        265        1,502           169
Prime Crest..............     5/98    Austin, TX                   1973       148      1,160        3,508           209
Privado Park.............     5/98    Phoenix, AZ                  1984       352      2,054       15,236           389
Quail Ridge..............     5/98    Tucson, AZ                   1974       253      2,015        8,559           400
Quailtree................    10/97    Phoenix, AZ                  1978       184        659        3,735           247
Rancho Sunset............     3/98    Escondido, CA                1985       344      3,103       16,755           933
Randol Crossing..........    12/96    Fort Worth, TX               1984       160        782        5,742           670
Redhill Plaza............     6/97    Tustin, CA                   1971       392      1,515        3,735             2
Ridgecrest...............    12/96    Denton, TX                   1983       152        612        5,642        (1,125)
Rio Cancion..............    10/98    Tucson, AZ                   1983       379      2,832       16,090           146
Rivercrest...............    10/97    Tucson, AZ                   1984       310        751        4,253           139

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
Lakehaven II.............        2,680       15,793        18,473       1,013          17,460             --(1)(2)
Landmark.................          780        4,679         5,459         148           5,311             --(2)
Las Brisas...............          573        3,505         4,078         657           3,421             --(3)
Las Brisas...............        1,100        5,860         6,960         797           6,163          3,302
Legend Oaks/The
 Woodlands...............        2,723       12,929        15,652         383          15,269             --(2)
Lexington................          311        1,889         2,200         362           1,838          1,038
Los Arboles..............        1,662        9,867        11,529         491          11,038             --(3)
Madera Point.............          924       13,153        14,077         348          13,729          8,067
Meadow Creek.............        1,398       10,935        12,333       4,089           8,244          7,716
Meadows..................          417        5,236         5,653       1,372           4,281          2,062
Mesa Ridge...............        1,159        6,965         8,124         241           7,883          5,100
Mills....................        7,075       19,524        26,599         589          26,010         14,575
Montecito................        1,268        9,003        10,271       1,542           8,729          4,895
Morton Towers............       13,182       66,464        79,646       2,632          77,014         12,913
Mountainview.............        1,935       15,260        17,195         449          16,746             --(2)
Newberry Park............          158        1,047         1,205          82           1,123          8,495
Newport..................          800        5,062         5,862       1,002           4,860          2,531
Oak Falls................          514        3,983         4,497       1,181           3,316          2,702
Ocean Oaks Apartments....        2,694       11,600        14,294         317          13,977         10,295
Old Farm.................        1,893       10,768        12,661          47          12,614          9,919
Olmos Club...............          322        1,945         2,267          82           2,185          1,242
Olympiad.................        1,046        6,516         7,562       1,146           6,416          5,158
Orchidtree...............        2,314       13,415        15,729         677          15,052          7,227
Palencia.................        3,448       15,403        18,851         564          18,287             --(2)
Paradise Palms...........          647        4,153         4,800         782           4,018          2,273
Park @ Cedar Lawn........          769        5,431         6,200       1,396           4,804          2,537
Park Colony..............        3,335       18,481        21,816         446          21,370             --(2)
Parliament Bend..........          765        5,004         5,769         963           4,806             --(3)
Peachtree Park...........        4,683       14,853        19,536       1,636          17,900          9,396
Penn Square..............        1,128        7,070         8,198       1,240           6,958          4,189
Peppermill Place.........          406        4,398         4,804       1,196           3,608          3,541
Pine Creek...............          852        5,148         6,000         217           5,783          2,380
Pine Shadows.............        2,490       11,545        14,035         321          13,714             --(2)
Pinebrook................          857        4,859         5,716          58           5,658          3,626
Pleasant Ridge...........        1,661       10,274        11,935       1,799          10,136          6,700
Pleasant Valley Point....          907        5,959         6,866       1,030           5,836          3,370
Point West...............          979        5,532         6,511         367           6,144          5,580
Polo Park................          800        4,857         5,657         226           5,431          2,268
Prairie Hills............        1,680       10,222        11,902       1,938           9,964          7,134
Pride Gardens............          265        1,671         1,936         121           1,815            890
Prime Crest..............        1,160        3,717         4,877         134           4,743          2,400
Privado Park.............        2,054       15,625        17,679         438          17,241          9,200
Quail Ridge..............        2,015        8,959        10,974         262          10,712          6,400
Quailtree................          659        3,982         4,641         195           4,446          2,198
Rancho Sunset............        3,103       17,688        20,791         502          20,289         13,787
Randol Crossing..........          782        6,412         7,194       1,988           5,206          2,427
Redhill Plaza............        1,515        3,737         5,252         279           4,973             --
Ridgecrest...............          612        4,517         5,129       2,037           3,092          2,451
Rio Cancion..............        2,832       16,236        19,068         551          18,517         12,990
Rivercrest...............          751        4,392         5,143         220           4,923          2,801


                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
Riverside................     7/94    Littleton, CO                1987       248      1,553        8,829           938
Riverwalk................    12/95    Little Rock, AR              1988       262      1,075        9,295           520
Royal Crest..............     5/98    Austin, TX                   1973       204      1,709        6,176           302
Royal Gardens............    10/98    Hemet, CA                    1987       137        521        2,817           141
Royal Palms..............     7/94    Mesa, AZ                     1985       152        832        4,731           244
San Marina...............     3/98    Phoenix, AZ                  1986       399      1,926       10,954           267
Sand Castles.............    10/97    League City, TX              1987       136        978        5,541           267
Sand Pebble..............    10/97    El Paso, TX                  1983       208        861        4,879           309
Sandalwood...............     5/98    Houston, TX                  1979       352      2,142        7,394           289
Sandpiper Cove...........     5/97    Boynton Beach, FL            1987       416      4,006       22,701         2,432
Sawgrass.................     7/97    Orlando, FL                  1986       208      1,443        8,158           477
Seaside Point............    11/96    Galveston, TX                1985       102        295        2,994           406
Seasons..................    10/95    San Antonio, TX              1976       280        974        5,749           728
Shadetree................    10/97    Tempe, AZ                    1965       123        591        3,349           376
Shadow Creek
 Apartments..............     5/98    Phoenix, AZ                  1984       266      2,599       11,085           314
Shadow Lake..............    10/97    Greensboro, NC               1988       136      1,054        5,972           336
Shallow Creek............     5/98    San Antonio, TX              1982       208      1,390        6,678           301
Signature Point..........    11/96    League City, TX              1994       304      2,160       13,627          (431)
Silktree.................    10/97    Phoenix, AZ                  1979        86        421        2,383           145
Snug Harbor..............    12/95    Las Vegas, NV                1990        64        750        2,966           300
Somerset Village.........     5/96    West Valley City, UT         1985       486      4,375       17,600         1,035
South Willow.............     7/94    West Jordan, UT              1987       440      2,218       12,612         1,085
Southridge...............    12/96    Greenville, TX               1984       160        565        5,787           700
Spectrum Pointe..........     7/94    Marietta, GA                 1984       196      1,029        5,903           578
Stirling Court...........    11/96    Houston, TX                  1984       228        946        5,958           396
Stonebrook...............     6/97    Sanford, FL                  1991       244      1,583        9,046           419
Stoney Brook.............    11/96    Houston, TX                  1972       113        579        3,871           529
Stonybrook...............     5/98    Tucson, AZ                   1983       411      2,503       11,565           554
Summerchase..............     5/97    Van Buren, AR                1974        72        170          962           145
Summit Creek.............     5/98    Austin, TX                   1985       164      1,331        5,007           236
Sun Grove................     7/94    Peoria, AZ                   1986        86        659        3,749           161
Sun Katcher..............    12/95    Jacksonville, FL             1972       360        578        3,440         5,830
Sun Lake.................     5/98    Lake Mary, FL                1986       600      5,574       24,277         1,076
Sunbury Downs............    11/96    Houston, TX                  1982       240        565        4,380           297
Sunchase Clearwater......    11/94    Clearwater, FL               1985       461      2,177       19,641         1,597
Sunchase East............    11/94    Orlando, FL                  1985       296        927        8,361           857
Sunchase North...........    11/94    Orlando, FL                  1985       324      1,013        9,142           974
Sunchase Tampa...........    11/94    Tampa, FL                    1985       216        757        6,831           782
Sundown Village..........     3/98    Tucson, AZ              1984/1994       330      2,214       12,582           161
Sunlake..................     9/98    Brandon, FL                  1986        88        189        1,086         3,126
Sunset Village...........     3/98    Oceanside, CA                1987       114      1,128        6,392            44
Surrey Oaks..............    10/97    Bedford, TX                  1983       152        628        3,560           265
Swiss Village............    11/96    Houston, TX                  1972       360      1,011       11,310          (625)
Tall Timbers.............    10/97    Houston, TX                  1982       256      1,238        7,016           349
Tara Bridge..............     5/97    Jonesboro, GA                1988       220      1,610        9,124           335
Tatum Gardens............     5/98    Phoenix, AZ                  1985       128      1,229        5,326           282
The Bluffs...............    12/98    Laffayette, IN               1982       181        979        5,549            --
The Bradford.............    10/97    Midland, TX                  1982       264        705        3,996          (789)
The Breakers.............    10/98    Daytona Beach, FL            1985       258      1,008        5,710            14
The Falls of Bells
 Ferry...................     5/98    Marietta, GA                 1987       720      8,270       34,528         1,125
The Hills................    10/97    Austin, TX                   1983       329      1,367        7,747           235

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
Riverside................        1,554        9,766        11,320       1,850           9,470          5,884
Riverwalk................        1,075        9,815        10,890       1,269           9,621          5,555
Royal Crest..............        1,709        6,478         8,187         217           7,970          3,400
Royal Gardens............          521        2,958         3,479          28           3,451          2,414
Royal Palms..............          832        4,975         5,807         939           4,868          3,463
San Marina...............        1,926       11,221        13,147         375          12,772          7,912
Sand Castles.............          978        5,808         6,786         265           6,521          3,081
Sand Pebble..............          861        5,188         6,049         243           5,806          2,690
Sandalwood...............        2,142        7,683         9,825         277           9,548          4,700
Sandpiper Cove...........        4,006       25,133        29,139       1,774          27,365         13,376
Sawgrass.................        1,443        8,635        10,078         504           9,574          4,778
Seaside Point............          295        3,400         3,695         873           2,822          2,075
Seasons..................          982        6,469         7,451         866           6,585          4,472
Shadetree................          591        3,725         4,316         176           4,140          2,048
Shadow Creek
 Apartments..............        2,599       11,399        13,998         329          13,669          6,965
Shadow Lake..............        1,054        6,308         7,362         268           7,094          3,216
Shallow Creek............        1,390        6,979         8,369         204           8,165          4,600
Signature Point..........        2,160       13,196        15,356       2,122          13,234          7,306
Silktree.................          421        2,528         2,949         125           2,824          1,547
Snug Harbor..............          751        3,265         4,016         463           3,553          2,028
Somerset Village.........        4,375       18,635        23,010       1,866          21,144          8,311
South Willow.............        2,218       13,697        15,915       2,585          13,330          8,149
Southridge...............          565        6,487         7,052       2,374           4,678          2,083
Spectrum Pointe..........        1,029        6,481         7,510       1,145           6,365          4,238
Stirling Court...........          946        6,354         7,300       3,047           4,253          3,546
Stonebrook...............        1,583        9,465        11,048         632          10,416          5,395
Stoney Brook.............          679        4,300         4,979         960           4,019             --(1)
Stonybrook...............        2,503       12,119        14,622         370          14,252          5,598
Summerchase..............          170        1,107         1,277          77           1,200            670
Summit Creek.............        1,331        5,243         6,574         181           6,393          3,524
Sun Grove................          659        3,910         4,569         756           3,813             --(3)
Sun Katcher..............          578        9,270         9,848         702           9,146             --(2)
Sun Lake.................        5,574       25,353        30,927         665          30,262         15,102(2)
Sunbury Downs............          565        4,677         5,242       1,186           4,056          2,433
Sunchase Clearwater......        2,177       21,238        23,415       2,781          20,634         17,074
Sunchase East............          927        9,218        10,145       1,592           8,553          8,960
Sunchase North...........        1,013       10,116        11,129       1,715           9,414         12,019
Sunchase Tampa...........          757        7,613         8,370       1,319           7,051          7,184
Sundown Village..........        2,214       12,743        14,957         431          14,526          8,464
Sunlake..................          189        4,212         4,401         329           4,072             --
Sunset Village...........        1,128        6,436         7,564         182           7,382          5,549
Surrey Oaks..............          628        3,825         4,453         177           4,276          2,290
Swiss Village............        1,011       10,685        11,696       4,343           7,353          4,490
Tall Timbers.............        1,238        7,365         8,603         336           8,267          4,080
Tara Bridge..............        1,610        9,459        11,069         747          10,322          6,800
Tatum Gardens............        1,229        5,608         6,837         170           6,667          3,426
The Bluffs...............          979        5,549         6,528          --           6,528             --
The Bradford.............          519        3,393         3,912         147           3,765          1,631
The Breakers.............        1,008        5,724         6,732          40           6,692          3,773
The Falls of Bells
 Ferry...................        8,270       35,653        43,923       1,023          42,900         27,685
The Hills................        1,367        7,982         9,349         348           9,001          8,144


                                                                                          INITIAL COST           COST
                                                                                     ----------------------   CAPITALIZED
                                                                                                BUILDINGS     SUBSEQUENT
                             DATE                               YEAR       NUMBER                  AND            TO
PROPERTY NAME              ACQUIRED         LOCATION            BUILT     OF UNITS    LAND     IMPROVEMENTS   ACQUISITION
-------------              --------   ---------------------   ---------   --------   -------   ------------   -----------
The Park.................    10/98    Melbourne, FL                1983       120        719        4,072             8
The Pines................    10/97    Palm Bay, FL                 1984       216        601        3,406            16
The Stratford............     5/98    San Antonio, TX              1979       269      1,920       10,567           573
Tierra Bonita............     5/98    Tucson, AZ                   1986       410      2,081        9,489           747
Timbermill...............    10/95    San Antonio, TX              1982       296        778        4,674           667
Timbertree...............    10/97    Phoenix, AZ                  1980       387      2,334       13,229           459
Township at Highlands....    11/96    Littleton, CO                1986       119      1,058       11,166         2,910
Trails of Ashford........     5/98    Houston, TX                  1979       514      3,237       14,123           485
Twinbridge...............    10/97    Tucson, AZ                   1982       104        310        1,757            76
Victoria Station.........     6/98    Victoria, TX                 1997       224        425         3946         1,330
Villa La Paz.............     6/98    Sun City, CA                 1990        96        573        3,096           189
Villa Ladera.............     1/96    Albuquerque, NM              1985       280      1,765       10,013           975
Village Creek at
 Brookhill...............     7/94    Westminster, CO              1987       324      2,446       13,901           959
Village Crossing.........     5/98    W. Palm Beach, FL            1986       289      2,259        8,251           436
Vista Ventana
 Apartments..............     5/98    Phoenix, AZ                  1982       275      2,196       10,327           417
Walnut Springs...........    12/96    San Antonio, TX              1983       224        851        8,076           448
Waterford................    11/96    Houston, TX                  1984       312        533        5,693           781
Waterways Village........     6/97    Aventura, FL                 1991       180      4,504       11,702           314
Weatherly................    10/98    Stone Mountain, GA           1984       274      1,275        6,887           350
Weslayan I...............    10/96    Houston, TX                  1983        25        130          376           (10)
West 135th Street........     8/98    New York, NY                 1979       242        258         9660         3,246
West Way Village.........     5/98    Houston, TX                  1979       276      3,353        6,816           425
Wickertree...............    10/97    Phoenix, AZ                  1983       226      1,225        6,944           189
Wildflower...............    10/97    Midland, TX                  1982       264        705        3,996           635
Williams Cove............     7/94    Irving, TX                   1984       260      1,227        6,973           507
Williamsburg.............     5/98    Rolling Meadows, IL          1985       379      3,103       14,471           986
Windridge................     5/98    San Antonio, TX              1983       286      1,374        8,228           340
Windsor Landing..........    10/97    Morrow, GA                   1991       200      1,641        9,298           158
Windward at the
 Villages................    10/97    W. Palm Beach, FL            1988       196      1,595        9,037           314
Woodhill Associates......    12/96    Denton, TX                   1985       352      1,578       13,199         1,191
Woodhollow...............    10/97    Austin, TX                   1974       108        658        3,728           163
Woodland Ridge...........    12/96    Irving, TX                   1984       130      1,021        4,507           459
Woodlands/Odessa.........     7/94    Odessa, TX                   1982       240        676        3,836           676
Woodlands/Tyler..........     7/94    Tyler, TX                    1984       256      1,029        5,846           544
Yorktree.................    10/97    Carolstream, IL              1972       293      1,968       11,151           712
                                                                           ------    -------    ---------       -------
                                                                           61,672    414,385    2,138,730       185,750
                                                                           ------    -------    ---------       -------
Other Land and Assets....                                                      --      3,864        1,136            --
                                                                           ------    -------    ---------       -------
                                                                           61,672    418,249    2,139,866       185,750
                                                                           ======    =======    =========       =======

                                                            DECEMBER 31, 1998
                           -----------------------------------------------------------------------------------
                                                                                    TOTAL COST
                                          BUILDINGS                                   NET OF
                                             AND                    ACCUMULATED    ACCUMULATED
PROPERTY NAME                 LAND       IMPROVEMENTS     TOTAL     DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------              -----------   ------------   ---------   ------------   ------------   ------------
The Park.................          719        4,080         4,799          58           4,741          2,728
The Pines................          601        3,422         4,023          49           3,974          2,226
The Stratford............        1,920       11,140        13,060         364          12,696          5,945
Tierra Bonita............        2,081       10,236        12,317         325          11,992          6,000
Timbermill...............          778        5,341         6,119         767           5,352             --(2)
Timbertree...............        2,334       13,688        16,022         685          15,337          7,843
Township at Highlands....        1,059       14,075        15,134       2,520          12,614          9,500
Trails of Ashford........        3,237       14,608        17,845         463          17,382          9,050
Twinbridge...............          310        1,833         2,143          91           2,052          1,131
Victoria Station.........          425        5,276         5,701         437           5,264          3,339
Villa La Paz.............          573        3,285         3,858         108           3,750             --(2)
Villa Ladera.............        1,765       10,988        12,753       1,368          11,385          5,502
Village Creek at
 Brookhill...............        2,446       14,860        17,306       2,631          14,675             --(3)
Village Crossing.........        2,259        8,687        10,946         230          10,716          7,000
Vista Ventana
 Apartments..............        2,196       10,744        12,940         305          12,635          6,400
Walnut Springs...........          851        8,524         9,375       2,478           6,897          4,811
Waterford................          533        6,474         7,007       1,759           5,248          3,973
Waterways Village........        4,504       12,016        16,520         789          15,731          7,771
Weatherly................        1,275        7,237         8,512          84           8,428          4,642
Weslayan I...............          130          366           496         184             312             --
West 135th Street........          259       12,905        13,164         895          12,269          1,054
West Way Village.........        3,353        7,241        10,594         317          10,277          4,846
Wickertree...............        1,225        7,133         8,358         362           7,996          4,123
Wildflower...............          705        4,631         5,336         199           5,137          2,065
Williams Cove............        1,227        7,480         8,707       1,459           7,248          3,822
Williamsburg.............        3,103       15,457        18,560         446          18,114         12,535
Windridge................        1,374        8,568         9,942         293           9,649          6,270
Windsor Landing..........        1,641        9,456        11,097         418          10,679          5,421
Windward at the
 Villages................        1,595        9,351        10,946         467          10,479          4,615
Woodhill Associates......        1,578       14,390        15,968       4,679          11,289          5,770
Woodhollow...............          658        3,891         4,549         167           4,382          2,082
Woodland Ridge...........        1,021        4,966         5,987       1,628           4,359          2,060
Woodlands/Odessa.........          676        4,512         5,188         806           4,382             --(2)
Woodlands/Tyler..........        1,029        6,390         7,419       1,224           6,195          4,156
Yorktree.................        1,968       11,863        13,831         501          13,330          6,604
                           -----------    ---------     ---------     -------       ---------      ---------
                               401,009    2,337,856     2,738,865     228,155       2,510,710      1,271,380
                           -----------    ---------     ---------     -------       ---------      ---------
Other Land and Assets....        3,859        1,141         5,000          --           5,000
                           -----------    ---------     ---------     -------       ---------      ---------
                               404,868    2,338,997     2,743,865     228,155       2,515,710      1,271,380
                           ===========    =========     =========     =======       =========      =========

---------------

(1) Debt is owned by the Company and is therefore eliminated in consolidation.

(2) Pledged as security under one of the Company's credit facilities.

(3) Pledged as additional collateral for secured tax-exempt financing.

                             AIMCO PROPERTIES, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               1998         1997        1996
                                                            ----------   ----------   --------
REAL ESTATE
  Balance at beginning of year............................  $1,657,207   $  865,222   $477,162
  Additions during the year:
     Real estate acquisitions.............................   1,058,428      786,571    388,574
     Additions............................................      78,270       26,808     17,993
     Sales/transfers to held for sale.....................     (50,040)     (21,394)   (18,507)
                                                            ----------   ----------   --------
  Balance at end of year..................................  $2,743,865   $1,657,207   $865,222
                                                            ==========   ==========   ========
ACCUMULATED DEPRECIATION
  Balance at beginning of year............................  $  153,285   $  120,077   $ 28,737
  Additions during the year:
     Depreciation.........................................      83,908       37,741     19,556
     Additions............................................          --           --     73,189
     Sales/transfers to held for sale.....................      (9,038)      (4,533)    (1,405)
                                                            ----------   ----------   --------
  Balance at end of year..................................  $  228,155   $  153,285   $120,077
                                                            ==========   ==========   ========

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          2.2            -- Agreement and Plan of Merger, dated as of December 23,
                            1997, by and between Apartment Investment and Management
                            Company and Ambassador Apartments, Inc. (Exhibit 2.1 to
                            AIMCO's Current Report on Form 8-K, dated December 23,
                            1997, is incorporated herein by this reference)
          2.3            -- Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and
                            Management Company, AIMCO Properties, L.P., Insignia
                            Financial Group, Inc., and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.1 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.1            -- Amended and Restated Credit Agreement (Unsecured
                            Revolver-to-Term Facility), dated as of October 1, 1998,
                            among AIMCO Properties, L.P., Bank of America National
                            Trust and Savings Association, and BankBoston, N.A.
                            (Exhibit 10.1 to AIMCO's Current Report on Form 8-K,
                            dated October 1, 1998, is incorporated herein by this
                            reference)
         10.2            -- First Amendment to Credit Agreement, dated as of November
                            6, 1998, by and among AIMCO Properties, L.P., the
                            financial institutions listed on the signature pages
                            thereof and Bank of America National Trust and Savings
                            Association (Exhibit 10.2 to AIMCO's Annual Report on
                            Form 10-K for the fiscal year 1998, is incorporated
                            herein by this reference)
         10.3            -- Promissory Note, dated October 1, 1998, in the principal amount of $65,000,000 issued by AIMCO Properties, L.P. to
                            Bank of America National Trust and Savings Association,
                            and BankBoston, N.A. (Exhibit 10.2 to AIMCO's Current
                            Report on Form 8-K, dated October 1, 1998, is
                            incorporated herein by this reference)
         10.4            -- Promissory Note, dated October 1, 1998, in the principal amount of $35,000,000 issued by AIMCO Properties, L.P. to
                            Bank of America National Trust and Savings Association,
                            and BankBoston, N.A. (Exhibit 10.3 to AIMCO's Current
                            Report on Form 8-K, dated October 1, 1998, is
                            incorporated herein by this reference)
         10.5            -- Swing Line Promissory Note, dated October 1, 1998, in the principal amount of $30,000,000, issued by AIMCO
                            Properties, L.P. to Bank of America National Trust and
                            Savings Association, and BankBoston, N.A. (Exhibit 10.4
                            to AIMCO's Current Report on Form 8-K, dated October 1,
                            1998, is incorporated herein by this reference)
         10.6            -- Payment Guaranty of Non-Preferred Stock Subsidiaries,
                            dated as of October 1, 1998, by Apartment Investment and
                            Management Company, AIMCO Holdings QRS, Inc., AIMCO/OTC
                            QRS, Inc., AIMCO Holdings, L.P., AIMCO-GP, Inc.,
                            AIMCO-LP, Inc., AIMCO Properties Finance Corp., AIMCO
                            Somerset, Inc., Ambassador II, L.P., Ambassador X, L.P.,
                            Ambassador IV, Inc., Ambassador V, Inc., Ambassador
                            Florida Partners Inc. and A.J. Two, Inc. (Exhibit 10.5 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.7            -- Payment Guaranty of Preferred Stock Subsidiaries, dated as of October 1, 1998, by Property Asset Management
                            Services, Inc., Property Asset Management Services, L.P.,
                            NHP Management Company and Property Asset Management
                            Services-California, L.L.C. (Exhibit 10.6 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending September 30, 1998, is incorporated herein by this
                            reference)
         10.8            -- Payment Guaranty of Non-Preferred Stock Subsidiaries,
                            dated as of October 1, 1998, by CPF XIV/St. Charleston,
                            Inc., CPF XIV/Torrey Pines, Inc., CPF XIV/ Sun River,
                            Inc., CPF XIV/Lakeside Place, Inc., ConCap CCP/IV
                            Stratford Place Properties, Inc., ConCap CCP/IV River's
                            Edge Properties, Inc., PRA, Inc. and National Property
                            Investors, Inc. (Exhibit 10.7 to AIMCO's Quarterly Report
                            on Form 10-Q for the quarterly period ending September
                            30, 1998, is incorporated herein by this reference)
         10.9            -- Third Amended and Restated Agreement of Limited
                            Partnership of AIMCO Properties, L.P., dated as of July
                            29, 1994 as amended and restated as of October 1, 1998
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1998, is
                            incorporated herein by this reference)
         10.10           -- First Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of November 6, 1998 (Exhibit 10.9 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.11           -- Second Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 30, 1998 (Exhibit 10.1 to
                            Amendment No. 1 to AIMCO's Current Report on Form 8-K/A,
                            filed February 11, 1999, is incorporated herein by this
                            reference)
         10.12           -- Third Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of February 18, 1999 (Exhibit 10.12 to
                            AIMCO's Annual Report of Form 10-K for the fiscal year
                            1998, is incorporated herein by this reference)
         10.13           -- Credit Agreement dated December 30, 1997, by and among
                            Insignia Properties, L.P., Lehman Commercial Paper Inc.,
                            as lending agent, First Union National Bank, as
                            administrative agent, and the lenders from time to party
                            thereto (Exhibit 10.8 to Form S-4 of Insignia Properties
                            Trust, filed May 28, 1998, is incorporated herein by this
                            reference)
         10.14           -- Unconditional Guaranty, dated as of December 30, 1997,
                            made by Insignia Properties Trust in favor of First Union
                            National Bank (Exhibit 10.9 to Form S-4 of Insignia
                            Properties Trust, filed May 28, 1998, is incorporated
                            herein by this reference)
         10.15           -- Shareholders Agreement, dated October 1, 1998, by and
                            among Apartment Investment and Management Company, Andrew
                            L. Farkas, James A. Aston and Frank M. Garrison (Exhibit
                            10.4 to AIMCO's Schedule 13D filed on October 15, 1998,
                            is incorporated herein by this reference) (Exhibit 10.16
                            to AIMCO's Annual Report on Form 10-K for the fiscal year
                            1998, is incorporated herein by this reference)
         10.16           -- $300,000,000 Interim Term Loan Agreement, dated as of
                            October 1, 1998, among Apartment Investment and
                            Management Company, AIMCO Properties, L.P., the several
                            lenders from time to time parties thereto, Lehman
                            Brothers, Inc., and Lehman Commercial Paper Inc. (Exhibit
                            10.16 to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1998, is incorporated herein by this
                            reference)
         10.17           -- Subsidiaries Guarantee, dated as October 1, 1998, made by each of the entities that are signatories thereto in
                            favor of Lehman Commercial Paper Inc. as administrative
                            agent for the several banks and other financial
                            institutions or entities from time to time parties to the
                            Interim Term Loan Agreement (Exhibit 10.17 to AIMCO's
                            Annual Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.18           -- Preferred Stock Subsidiaries' Guarantee, dated as of
                            October 1, 1998, made by each of the entities that are
                            signatories thereto in favor of Lehman Commercial Paper
                            Inc., as administrative agent for the several banks and
                            other financial institutions or entities from time to
                            time parties to the Interim Loan Agreement (Exhibit 10.18
                            to AIMCO's Annual Report on Form 10-K for the fiscal year
                            1998, is incorporated herein by this reference)
         10.19           -- Common Stock Purchase Agreement made as of August 26,
                            1997, by and between Apartment Investment and Management
                            Company and ABKB/LaSalle Securities Limited Partnership
                            (Exhibit 99.1 to AIMCO's Current Report on Form 8-K,
                            dated August 26, 1997, is incorporated herein by this
                            reference)
         10.20           -- Purchase and Sale Agreement and Joint Escrow
                            Instructions, made and entered into as of August 22,
                            1997, by and between AIMCO Properties, L.P. and each of
                            the parties identified on Exhibit "A" attached thereto
                            (collectively, the "Winthrop Sellers") (Exhibit 99.3 to
                            AIMCO's Current Report on Form 8-K, dated October 15,
                            1997, is incorporated herein by this reference)
         10.21           -- Letter Agreement, dated October 15, 1997 by and between
                            AIMCO Properties, L.P. and the Winthrop Sellers (Exhibit
                            99.6 to AIMCO's Current Report on Form 8-K, dated October
                            15, 1997, is incorporated herein by this reference)
         10.22           -- Summary of Arrangement for Sale of Stock to Executive
                            Officers (Exhibit 10.104 to AIMCO's Annual Report on Form
                            10-K for the fiscal year 1996, is incorporated herein by
                            this reference)*
         10.23           -- Apartment Investment and Management Company 1997 Stock
                            Award and Incentive Plan (Annex A to AIMCO's Proxy
                            Statement for the Annual Meeting of Stockholders to be
                            held on April 24, 1997, is incorporated herein by this
                            reference)*
         10.24           -- Amendment No. 1 to the Apartment Investment and
                            Management Company 1997 Stock Award and Incentive Plan
                            (Annex A to AIMCO's Proxy Statement for Annual Meeting of
                            Stockholders to be held on May 8, 1998, is incorporated
                            herein by this reference)*
         10.25           -- Apartment Investment and Management Company 1998
                            Incentive Compensation Plan (Annex B to AIMCO's Proxy
                            Statement for Annual Meeting of Stockholders to be held
                            on May 8, 1998, is incorporated herein by this
                            reference)*
         10.26           -- Employment Contract, executed on July 29, 1994, by and
                            between AIMCO Properties, L.P. and Peter Kompaniez
                            (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.27           -- Real Estate Acquisition Agreement, dated as of May 22,
                            1997, by and among Apartment Investment and Management
                            Company, AIMCO Properties, L.P., Demeter Holdings
                            Corporation, Phemus Corporation, Capricorn Investors,
                            L.P., J. Roderick Heller, III and NHP Partners LLC
                            (Exhibit 2.1 to AIMCO's Current Report on Form 8-K, dated
                            June 3, 1997, is incorporated herein by this reference)
         10.28           -- Contribution Agreement, dated as of January 31, 1998, by and between Apartment Investment and Management Company
                            and Terry Considine and Peter K. Kompaniez (Exhibit 2.1
                            to AIMCO's Current Report on Form 8-K, dated January 31,
                            1998, is incorporated herein by this reference)*
         10.29           -- Amended and Restated Assignment and Assumption Agreement,
                            dated as of December 7, 1998, by and among Insignia
                            Properties, L.P. and AIMCO Properties, L.P. (Exhibit 10.1
                            to the Current Report on Form 8-K of Insignia Properties
                            Trust, dated February 11, 1999, is incorporated herein by
                            this reference)
         10.30           -- Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
                            Management Company and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.2 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.31           -- Form of Restricted Stock Agreement (1997 Stock Award and
                            Incentive Plan) (Exhibit 10.11 to AIMCO's Quarterly
                            Report on Form 10-Q for the quarterly period ending
                            September 30, 1997, is incorporated herein by this
                            reference)*

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.32           -- Apartment Investment and Management Company Non-Qualified
                            Employee Stock Option Plan, adopted August 29, 1996
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10/Q-A
                            for the quarterly period ending September 30, 1996, is
                            incorporated herein by this reference)*
         10.33           -- Amended and Restated Apartment Investment and Management
                            Company Non-Qualified Employee Stock Option Plan (Annex B
                            to AIMCO's Proxy Statement for the Annual Meeting of
                            Stockholders to be held on April 24, 1997, is
                            incorporated herein by this reference)*
         10.34           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, LP and Terry Considine (Exhibit
                            10.44C to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1994, is incorporated herein by this
                            reference)*
         10.35           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, LP and Steven D. Ira (Exhibit
                            10.44D to AIMCO's Annual Report on Form 10-K for the
                            fiscal year 1994, is incorporated herein by this
                            reference)*
         10.36           -- The 1994 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P. and Subsidiaries (Exhibit 10.40 to
                            Ambassador Apartments, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.37           -- Amendment to the 1994 Stock Incentive Plan for Officers,
                            Directors and Key Employees of Ambassador Apartments,
                            Inc., Ambassador Apartments, L.P. and Subsidiaries
                            (Exhibit 10.41 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.38           -- The 1996 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P. and Subsidiaries, as amended March 20,
                            1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.39           -- Insignia 1992 Stock Incentive Plan, as amended through
                            March 28, 1994 and November 13, 1995 (Exhibit 10.1 to
                            Insignia Financial Group, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.40           -- NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to
                            NHP Incorporated Annual Report on Form 10-K for the
                            fiscal year 1995, is incorporated herein by this
                            reference)*
         10.41           -- NHP Incorporated 1995 Incentive Stock Option Plan
                            (Exhibit 10.10 to NHP Incorporated Annual Report on Form
                            10-K for the fiscal year 1995, is incorporated herein by
                            this reference)*
         10.42           -- Form of Incentive Stock Option Agreement (1997 Stock
                            Award and Incentive Plan) (Exhibit 10.42 to AIMCO's
                            Annual Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)*
         10.43           -- Contribution and Management Agreement, dated as of June
                            15, 1998, by and between Apartment Investment and
                            Management Company and AIMCO Properties, L.P. (Exhibit
                            10.2 to Amendment No. 2 to Form 10 of AIMCO Properties,
                            L.P., filed October 28, 1998, is incorporate herein by
                            this reference)
         10.44           -- Convertible Promissory Note from AIMCO Properties, L.P.
                            to AIMCO-LP Inc. in the amount of $149,500,000 (Exhibit
                            10.3 to Amendment No. 2 to Form 10 of AIMCO Properties,
                            L.P., filed October 28, 1998, is incorporated herein by
                            this reference)
         21.1            -- List of Subsidiaries (Exhibit 21.1 to AIMCO's Annual
                            Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule
         99.1            -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 *  Management contract or compensatory plan or arrangement.