Form 10-Q
period 1999-03-31
AIMCO PROPERTIES LP
filed 1999-05-17
CIK 926660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                             ---------------------

                         COMMISSION FILE NUMBER 0-24497

                             ---------------------

                             AIMCO PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       84-1275621
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

    1873 S. BELLAIRE STREET, SUITE 1700,
              DENVER, COLORADO                                   80222-4348
  (Address of principal executive offices)                       (Zip Code)

                                 (303) 757-8101
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of Partnership Common Units outstanding as of April 30, 1999:
                                   67,648,677

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AIMCO PROPERTIES, L.P.

                                   FORM 10-Q

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I.        FINANCIAL INFORMATION
  Item 1.      Financial Statements
               Consolidated Balance Sheets as of March 31, 1999 (unaudited)
               and December 31, 1998.......................................   2
               Consolidated Statements of Income for the Three Months Ended
               March 31, 1999 and 1998 (unaudited).........................   3
               Consolidated Statements of Cash Flow for the Three Months
               Ended March 31, 1999 and 1998 (unaudited)...................   4
               Notes to Consolidated Financial Statements (unaudited)......   7
  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   14
  Item 3.      Quantitative and Qualitative Disclosures about Market
               Risk........................................................   22

PART II.       OTHER INFORMATION
  Item 2.      Changes in Securities and Use of Proceeds...................   24
  Item 6.      Exhibits and Reports on Form 8-K............................   24
  Signatures...............................................................   26

                             AIMCO PROPERTIES, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Real estate, net of accumulated depreciation of $260,723 and
  $228,155..................................................  $2,591,753     $2,515,710
Property held for sale......................................      26,794         27,304
Investments in unconsolidated subsidiaries..................      79,504         84,417
Investments in unconsolidated real estate partnerships......     984,548        615,206
Notes receivable from unconsolidated real estate
  partnerships..............................................     104,844        103,979
Notes receivable from unconsolidated subsidiaries...........     115,386        114,000
IPLP exchange and assumption receivable.....................          --        346,352
Cash and cash equivalents...................................      38,561         52,832
Restricted cash.............................................      55,265         53,703
Notes receivable............................................      22,241             --
Goodwill....................................................     126,716        128,658
Other assets................................................     146,319        144,603
                                                              ----------     ----------
Total assets................................................  $4,291,931     $4,186,764
                                                              ==========     ==========
                           LIABILITIES AND PARTNERS' CAPITAL
Secured notes payable.......................................  $1,081,235     $  819,331
Secured tax-exempt bond financing...........................     403,360        394,077
Unsecured short-term financing..............................     124,300        280,300
Secured short-term financing................................          --        108,022
                                                              ----------     ----------
          Total indebtedness................................   1,608,895      1,601,730
                                                              ----------     ----------
Accounts payable, accrued and other liabilities.............     146,879        195,296
Resident security deposits and prepaid rents................      13,404         12,654
                                                              ----------     ----------
          Total liabilities.................................   1,769,178      1,809,680
                                                              ----------     ----------
Commitments and contingencies...............................                         --
Partnership-obligated mandatory redeemable convertible
  preferred securities of a subsidiary trust................     149,500        149,500
Minority interest...........................................      84,008         74,249
Partners' capital
  Preferred Units...........................................     625,628        642,120
  General Partner and Special Limited Partner...............   1,471,998      1,036,002
  Limited Partners..........................................     216,119        500,213
                                                              ----------     ----------
                                                               2,313,745      2,178,335
Less: Investment in AIMCO Preferred Stock...................      24,500         25,000
                                                              ----------     ----------
          Total partners' capital...........................   2,289,245      2,153,335
                                                              ----------     ----------
Total liabilities and partners' capital.....................  $4,291,931     $4,186,764
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                              ----------------------------------
                                                              MARCH 31, 1999      MARCH 31, 1998
                                                              --------------      --------------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues..........................     $110,552            $ 71,336
Property operating expenses.................................      (42,436)            (26,309)
Owned property management expense...........................       (3,395)             (2,132)
Depreciation................................................      (26,616)            (13,977)
                                                                 --------            --------
Income from property operations.............................       38,105              28,918
                                                                 --------            --------
SERVICE COMPANY BUSINESS
Management fees and other income............................        7,978               4,821
Management and other expenses...............................       (8,902)             (1,961)
Partnership overhead allocation.............................           --                (151)
                                                                 --------            --------
Income (loss) from service company business.................         (924)              2,709
                                                                 --------            --------
General and administrative expenses.........................       (2,594)             (1,974)
Interest expense............................................      (30,360)            (15,441)
Interest income.............................................        9,828               6,076
Equity in earnings of unconsolidated subsidiaries...........        2,790               4,068
Equity in earnings (losses) of unconsolidated real estate
  partnerships..............................................        2,695                (653)
Loss from IPLP exchange and assumption......................         (684)                 --
Minority interest...........................................       (2,065)               (582)
Amortization of goodwill....................................       (1,942)             (1,717)
                                                                 --------            --------
Income from operations......................................       14,849              21,404
Gain on disposition of properties...........................           15               2,526
                                                                 --------            --------
Net income..................................................       14,864              23,930
Net income attributable to preferred unitholders............       12,942               3,681
                                                                 --------            --------
Net income attributable to common unitholders...............     $  1,922            $ 20,249
                                                                 ========            ========
COMPREHENSIVE INCOME
Net income..................................................     $ 14,864            $ 23,930
Other comprehensive income:
  Net unrealized loss on investment in securities...........           --                (160)
                                                                 --------            --------
Comprehensive income........................................     $ 14,864            $ 23,770
                                                                 ========            ========
Basic earnings per common unit..............................     $   0.03            $   0.44
                                                                 ========            ========
Diluted earnings per common unit............................     $   0.03            $   0.43
                                                                 ========            ========
Weighted average common units outstanding...................       64,923              46,424
                                                                 ========            ========
Weighted average common units and common unit equivalents
  outstanding...............................................       66,149              46,606
                                                                 ========            ========
Dividends paid per common unit..............................     $  0.625            $ 0.5625
                                                                 ========            ========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1999   MARCH 31, 1998
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income................................................    $  14,864         $ 23,930
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       32,885           15,872
    Gain on disposition of properties.......................          (15)          (2,526)
    Minority interest.......................................        2,065             (582)
    Equity in (earnings) losses of unconsolidated real
     estate partnerships....................................       (2,695)             653
    Equity in earnings of unconsolidated subsidiaries.......       (2,790)          (2,798)
    Loss from IPLP exchange and assumption..................          684               --
    Changes in operating assets and operating liabilities...       20,547          (24,888)
                                                                ---------         --------
        Total adjustments...................................       50,681          (14,269)
                                                                ---------         --------
        Net cash provided by operating activities...........       65,545            9,661
                                                                ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of real estate...................................           --           (6,804)
  Additions to real estate..................................      (19,465)          (7,942)
  Proceeds from sale of property............................          965           11,477
  Additions to property held for sale.......................         (146)          (1,874)
  Purchase of limited partnerships interests................       (4,721)          (5,790)
  Advances to unconsolidated partnerships...................       (8,966)         (36,092)
  Proceeds from repayment of notes receivable...............        6,444               --
  Cash received in connection with acquisitions.............       22,677               --
  Cash paid for merger related costs........................      (54,907)              --
  Distributions from investments in unconsolidated real
    estate partnerships, IPLP exchange and assumption, and
    investment in AIMCO preferred stock.....................       32,452               --
                                                                ---------         --------
        Net cash used in investing activities...............      (25,667)         (47,025)
                                                                ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from secured notes payable borrowings............      175,963               --
  Principal repayments on secured notes payable.............      (32,686)         (31,756)
  Proceeds from secured tax-exempt bond financing...........        7,500               --
  Principal repayments on secured tax-exempt bond
    financing...............................................       (1,172)            (450)
  Repayments on secured short-term financing................           --          (19,099)
  Net borrowings (repayments) on the Company's revolving
    credit facilities.......................................     (251,000)           7,400
  Payment of loan costs, net of proceeds from interest rate
    hedge...................................................       (5,697)          (2,041)
  Proceeds from issuances of common units...................           --            9,636
  Proceeds from issuances of preferred units................      114,095          100,294
  Proceeds from exercises of employee stock options and
    warrants................................................          812               --
  Principal repayments received on notes due from officers
    on Class A Common Stock purchases.......................        2,230            5,783
  Repurchase of common units................................           --           (5,982)
  Payment of distributions to General Partner and Special
    Limited Partner.........................................      (35,141)         (23,248)
  Payment of distributions to Limited Partners..............       (8,857)          (2,928)
  Payment of distributions to minority interest.............       (6,896)              --
  Payment of preferred unit distributions...................      (13,300)          (1,385)
                                                                ---------         --------
        Net cash provided (used) by financing activities....      (54,149)          36,224
                                                                ---------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (14,271)          (1,140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       52,832           37,088
                                                                ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $  38,561         $ 35,948
                                                                =========         ========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
        (IN THOUSANDS EXCEPT SHARE AND OPERATING PARTNERSHIP UNIT DATA)
                                  (UNAUDITED)

                                                               1999      1998
                                                              -------   -------
SUPPLEMENTAL CASH FLOW INFORMATION
               Interest Paid................................  $31,126   $14,848
                                                              -------   -------

1999 NON CASH INVESTING AND FINANCING ACTIVITIES

     Notes receivable from Officers

     During the three months ended March 31, 1999, the Company received notes receivable from officers of AIMCO for a total of $4.7 million in connection with the sale of approximately 125,000 shares of Class A Common Stock. The notes receivable were contributed by AIMCO to the partnership in exchange for approximately 125,000 operating partnership units.

     Consolidation of Properties

     During the three months ended March 31, 1999, the acquisition of additional ownership interests by the company resulted in ownership levels increasing for one previously unconsolidated property such that the company achieved control. Accordingly, the company began consolidating the property. The non-cash effect of this consolidation is as follows:

Real estate...............................................  $ 16,627
Secured notes payable.....................................   (15,489)
Other assets and liabilities..............................    (1,138)

     Merger with Insignia Properties Trust

     On February 26, 1999, Insignia Properties Trust was merged into the partnership. Approximately 8.9 million operating partnership units (with a recorded value of approximately $327.5 million) were issued in connection with the merger. The non-cash effect of the merger is as follows:

Real Estate...............................................  $ 65,616
Investment in unconsolidated real estate partnerships.....   255,631
Notes receivable..........................................    22,283
Other assets..............................................    36,916
Secured notes payable.....................................    24,448
Secured tax exempt bond financing.........................     4,525
Unsecured short-term financing............................    45,000
Accounts payable, accrued and other liabilities...........     4,251
Resident security deposits and prepaid rents..............       628
Minority interest.........................................     3,229
Common stock and additional paid in capital...............   327,499

     Conversion of Class E Preferred Units

     On January 15, 1999, all outstanding Class E Cumulative Convertible Preferred Units (with an aggregate liquidation preference of approximately $132.5 million) were converted into approximately 3.8 million operating partnership units in accordance with the terms of the Class E Cumulative Convertible Preferred Units.

                             AIMCO PROPERTIES, L.P.

        (IN THOUSANDS EXCEPT SHARE AND OPERATING PARTNERSHIP UNIT DATA)
                                  (UNAUDITED)

1998 NON CASH INVESTING AND FINANCING ACTIVITIES

     Purchase of Real Estate

Secured notes payable assumed in connection with purchase
  of real estate...........................................  $46,971
Issuance of 499,506 operating partnership units in
  connection with the purchase of real estate..............   16,423
Delayed issuance of 166,503 operating partnership units in
  connection with the purchase of real estate..............    5,474
                                                             -------
                                                             $68,868
                                                             =======

     Property Held for Sale

     During the three months ended March 31, 1998, the company entered into sales agreements to sell two multifamily properties with a net book value of $27.3 million. These assets were reclassified to property held for sale.

     Notes Receivable from Officers

     During the three months ended March 31, 1998, the Company received notes receivable from officers of AIMCO for a total of $12.3 million in connection with the sale of approximately 336,000 shares of Class A Common Stock. The notes receivable were contributed by AIMCO to the partnership in exchange for approximately 336,000 operating partnership units.

                             AIMCO PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     AIMCO Properties, L.P., a Delaware limited partnership (together with its subsidiaries and other controlled entities, the "Partnership" (and together with entities in which the Partnership has a controlling financial interest, the "Company")), was formed on May 16, 1994 to conduct the business of acquiring, developing, leasing, and managing multi-family apartment communities. The Partnership's securities include Partnership Common Units ("Common OP Units"), Partnership Preferred Units ("Preferred Units", together with Common OP Units, the "OP Units"), and High Performance Units (see Note 7). Apartment and Investment Management Company ("AIMCO") is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the "Partnership Agreement"), of the Partnership. The General Partner and Special Limited Partner hold Common OP Units of the Partnership. In addition, AIMCO is the primary holder of all Preferred Units outstanding in the Partnership. The Limited Partners of the Partnership are individuals or entities that own Common OP Units other than AIMCO. After holding the Common OP Units for one year, the Limited Partners have the right to redeem their Common OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the Common OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

     The Partnership, through its operating divisions and subsidiaries, was formed to hold and conduct substantially all of AIMCO's operations and manages the daily operations of AIMCO's business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

     According to the terms of the Partnership Agreement, the capital structure of the Partnership, in terms of the Common OP Units owned by the General Partner, the Special Limited Partner and the Preferred Units outstanding, is required to mirror the capital structure of AIMCO, with the only difference being that the Partnership has additional Common OP Units outstanding which are owned by the Limited Partners. Therefore, AIMCO is required to contribute to the Partnership all proceeds from offerings of the AIMCO Class A Common Stock, preferred stock, or any other equity offerings. In addition, substantially all of AIMCO's assets must be owned through the Partnership; therefore, AIMCO is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, AIMCO receives additional interests in the Partnership with similar terms (i.e., if AIMCO contributes proceeds of a preferred stock offering, AIMCO receives Preferred Units).

     AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in all of AIMCO's assets in the process of transfer to the Partnership.

     Based on apartment unit data complied by the National Multi Housing Council, we believe that, as of March 31, 1999, the Company was the largest owner and manager of multifamily apartment properties in the United States. As of March 31, 1999, the Company owned or managed 373,409 apartment units in 2,071 properties located in 49 states, the District of Columbia and Puerto Rico, as follows:

     - owned or controlled 63,069 units in 240 apartment properties;

     - held an equity interest in 168,817 units in 891 apartment properties; and

     - managed 141,523 units in 940 apartment properties for third party owners and affiliates.

     The Company manages apartment properties for third parties and affiliates through unconsolidated subsidiaries referred to as the "management companies."

                             AIMCO PROPERTIES, L.P.

     At March 31, 1999 the Partnership had 67,619,591 Common OP Units outstanding and 19,650,000 Preferred Units outstanding.

NOTE 2 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Investments in Unconsolidated Subsidiaries

     The Company has investments in numerous subsidiaries. Investments in entities in which the Company does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated subsidiaries.

  Investments in Unconsolidated Real Estate Partnerships

     The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company does not have control, are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships.

  Notes Receivable from Unconsolidated Subsidiaries and Real Estate Partnerships

     Notes receivable from unconsolidated subsidiaries and real estate partnerships are recorded at original basis, net of allowance for impairment. The company recognizes interest income on notes receivable as earned, in accordance with the terms of the notes. Interest income is not recorded on individual notes receivable if management believes the interest is not collectible.

  Limited Partners

     The common OP Units held by Limited Partners are initially recorded at their fair value and subsequently adjusted based on the fair value at the balance sheet date as measured by the closing price of AIMCO Class A Common Stock on that date.

  Earnings per Common OP Unit

     Earnings per Common OP Unit is calculated based on the weighted average number of Common OP Units, Common OP equivalents and dilutive convertible securities outstanding during the period. Diluted earnings per Common OP Unit is based upon the weighted average number of Common OP Units outstanding during the period and includes the effect of potential issuances of additional Common OP Units if stock options and warrants were exercised or converted into Class A Common Stock of AIMCO.

                             AIMCO PROPERTIES, L.P.

  Interim Information

     The accompanying unaudited consolidated financial statements of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

     The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

  Reclassification

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 3 -- IPT MERGER

     As a result of its merger with Insignia Financial Group, Inc. on October 1, 1998, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of Insignia Properties Trust ("IPT"). On February 26, 1999, AIMCO acquired, through a merger, the remaining 49% of IPT. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of Class A Common Stock for each share of IPT common stock, resulting in the issuance of approximately 4.3 million shares of Class A Common Stock (with a recorded value of approximately $158.8 million). Concurrently with the IPT merger, all the assets and liabilities of IPT were contributed by AIMCO to the Partnership in exchange for approximately
8.9 million Common OP Units (valued at approximately $318.2 million). Also in connection with the IPT merger, the IPLP Exchange and Assumption was unwound and the approximately 10.2 million Common OP Units issued in connection with the IPLP Exchange and Assumption were canceled.

NOTE 4 -- DEBT

     In February 1999, the Partnership terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

     In February and March 1999, the Company incurred in the aggregate $125.4 million of long-term, fixed rate, fully amortizing notes payable secured by 20 properties in separate loan transactions. The Company used $8.2 million of the net proceeds from the financings to refinance existing notes payable, and $117.2 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc. As of March 31, 1999, the balance outstanding under the interim loan agreement was $21 million, under the credit facility was $58.3 million, and under the IPT credit agreement was $45 million. The amount available under the credit facility at March 31, 1999 was $40.5 million.

                             AIMCO PROPERTIES, L.P.

NOTE 5 -- PARTNERS' CAPITAL

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

     Holders of Class J Cumulative Convertible Preferred Units (the "Class J Preferred Units") are entitled to receive cash distributions at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per unit) for the period beginning on November 6, 1998 and lasting until November 15, 1998, 8% per annum of the $100 liquidation preference (equivalent to $8 per annum per unit) for the period beginning on and including November 15, 1998 and lasting until November 15, 1999, 9% per annum of the $100 liquidation preference (equivalent to $9 per annum per unit) for the period beginning on and including November 15, 1999 and lasting until November 15, 2000, and 9 1/2% per annum of the $100 liquidation preference (equivalent to $9.50 per annum per unit) thereafter.

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

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock") in a public offering. The net proceeds of $120.6 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class K Preferred Units and were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock (which mirror those of the Class K Preferred Units) are entitled to receive, when, as and if declared by the Board of Directors and AIMCO, as General Partner, annual cash distributions in an amount per unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash distributions payable on the number of OP Units into which a Class K Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per Class K Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of OP Units into which a Class K Preferred Unit is convertible. The Class K Preferred Units are senior to the OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or dividends by AIMCO shall be made to any holders of AIMCO Class A

                             AIMCO PROPERTIES, L.P.

Common Stock, the holders of the Class K Preferred Stock and the Class K Preferred Units shall be entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

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

     The Class E Preferred Units were issued in connection with the merger with Insignia Financial Group, Inc. Holders of Class E Preferred Units were entitled to receive the same cash distributions per unit as holders of Common OP Units. In addition, on January 15, 1999, holders of Class E Preferred Units received a special dividend in an aggregate amount of approximately $50 million, and all outstanding Class E Preferred Units automatically converted into an equal number of OP Units.

  Common OP Units

     Common OP Units are redeemable by Common OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restrictions, on the basis of one Common OP Unit for either one share of AIMCO Class A Common Stock or cash equal to the fair value of a share of AIMCO Class A Common Stock at the time of redemption. The Company has the option to deliver shares of AIMCO Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems an Common OP Unit for AIMCO Class A Common Stock, Limited Partner's capital is reduced and the Special Limited Partners' capital is increased. Common OP Units held by AIMCO are not redeemable.

                             AIMCO PROPERTIES, L.P.

NOTE 6 -- EARNINGS PER COMMON OP UNITS

     The following table illustrates the calculation of basic and diluted earnings per Common OP Unit for the three months ended March 31, 1999 and 1998 (in thousands, except per share data):

                                                               1999      1998
                                                              -------   -------
Numerator:
  Net income................................................  $14,864   $23,930
  Preferred unit distributions..............................  (12,942)   (3,681)
                                                              -------   -------
Numerator for basic and diluted earnings per common unit --
  Income attributable to common unitholders.................  $ 1,922   $20,249
                                                              =======   =======
Denominator:
  Denominator for basic earnings per common unit -- weighted
     average number of common units outstanding.............   64,923    46,424
  Effect of dilutive securities:
     Class E Preferred Units................................      592        --
     Employee options.......................................      329       182
     Warrants...............................................      305        --
                                                              -------   -------
     Dilutive potential common units........................    1,226       182
                                                              -------   -------
Denominator for dilutive earnings per common unit...........   66,149    46,606
                                                              =======   =======
Basic earnings per common unit:
  Operations................................................  $  0.03   $  0.38
  Gain on disposition of properties.........................       --      0.06
                                                              -------   -------
          Total.............................................  $  0.03   $  0.44
                                                              =======   =======
Diluted earnings per common unit:
  Operations................................................  $  0.03   $  0.37
  Gain on dispositions of properties........................       --      0.06
                                                              -------   -------
          Total.............................................  $  0.03   $  0.43
                                                              =======   =======

NOTE 7 -- TRANSACTIONS WITH AFFILIATES

     In January 1998, the Partnership sold an aggregate of 15,000 of its Class I High Performance Units (the "High Performance Units") to a joint venture formed by fourteen members of AIMCO's senior management, and to three of AIMCO's independent directors for $2.1 million in cash. The High Performance Units have nominal value unless AIMCO's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if AIMCO's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which AIMCO's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the outstanding AIMCO Class A Common Stock and Common OP Units, by (ii) the market value of one share of AIMCO Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of AIMCO. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into AIMCO Class A Common Stock unless a change of control of AIMCO occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total

                             AIMCO PROPERTIES, L.P.

Return over the three year term, the Company has not recorded any value to the High Performance Units in excess of to the cash received upon their issuance (recorded as Limited Partners' capital). If the measurement period had ended March 31, 1999, the Excess Return would have been $0 and the value of the High Performance Units would have been $0, and such High Performance Units would have had no dilutive effect on net income per Common OP Unit.

NOTE 8 -- INDUSTRY SEGMENTS

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

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenues during the three months ended March 31, 1999 and March 31, 1998.

NOTE 9 -- SUBSEQUENT EVENTS

  Acquisitions

     On April 20, 1999, the Company announced its definitive agreement to acquire 2,105 units in 8 garden-style apartment communities from First Union Real Estate Investment Trust for an aggregate price of approximately $86 million and additional transaction costs of approximately $0.5 million. The Company acquired seven of these apartment communities on May 12, 1999, and expects to acquire the remaining apartment community in May 1999.

  Conversion of Preferred Units

     On May 12, 1999, the Company notified the holders of the Class J Preferred Stock that the internal rate of return threshold had been met, and the Company exercised its right to convert all of the Class J Preferred Stock into 2.5 million shares of AIMCO Class A Common Stock. Concurrently, 1.25 million Class J Preferred Units will be converted into 3.125 million Common OP Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Overview

     As of March 31, 1999, the Company owned or managed 373,409 apartment units, comprised of 63,069 units in 240 apartment communities owned or controlled by the Company (the "Owned Properties"), 168,817 units in 891 apartment communities in which the Company has an equity interest (the "Equity Properties") and 141,523 units in 940 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 49 states, the District of Columbia and Puerto Rico.

     The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to: financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest on its debt; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including the failure of acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. Readers should carefully review the financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

 Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

     Net Income

     The Company recognized net income of $14.9 million for the three months ended March 31, 1999, compared to $23.9 million for the three months ended March 31, 1998. The decrease in net income of $9.0 million, or 37.7%, was primarily the result of a significant increase in the non-cash expenses (i.e., depreciation of real property and amortization of management contracts) and general and administrative expenses associated with the acquisition of Insignia Financial Group, Inc. ("Insignia"), Ambassador Apartments, Inc. ("Ambassador") and the purchase of thirty properties (the "1998 Acquisitions") during 1998 and the acquisition of Insignia Properties Trust ("IPT") during 1999. The decrease in net income was also attributable to the increased interest expense associated with indebtedness which was assumed or incurred in connection with the acquisitions described above, a decrease in income from the service company business, the sale of five properties in 1998 (the "1998 Sold Properties") and one property in 1999 (the "1999 Sold Property"). These factors are discussed in more detail in the following paragraphs.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $110.6 million for the three months ended March 31, 1999, compared to $71.3 million for the three months ended March 31,

1998, an increase of $39.3 million, or 55.1%. Rental and other property revenues for the consolidated Owned Properties consisted of the following (dollars in thousands):

                                                                1999      1998
                                                              --------   -------
"Same store" properties.....................................  $ 67,928   $67,472
1998 Acquisitions...........................................    38,921       326
1999 Acquisitions...........................................     1,607        --
1998 Sold Properties........................................        --        99
1999 Sold Properties........................................        25        24
Properties in lease-up after the completion of an expansion
  or renovation.............................................     2,071     3,415
                                                              --------   -------
          Total.............................................  $110,552   $71,336
                                                              ========   =======

     Property operating expenses, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, from the consolidated Owned Properties totaled $42.4 million for the three months ended March 31, 1999, compared to $26.3 million for the three months ended March 31, 1998, an increase of $16.1 million or 61.2%. Operating expenses for the consolidated Owned Properties consisted of the following (dollars in thousands):

                                                               1999      1998
                                                              -------   -------
"Same store" properties.....................................  $26,508   $25,043
1998 Acquisitions...........................................   14,786       164
1999 Acquisitions...........................................      744        --
1998 Sold Properties........................................       --       111
1999 Sold Properties........................................        9         8
Properties in lease-up after the completion of an expansion
  or renovation.............................................      389       983
                                                              -------   -------
          Total.............................................  $42,436   $26,309
                                                              =======   =======

SERVICE COMPANY BUSINESS

     The Company's share of income (loss) from the service company business was $(0.9) million for the three months ended March 31, 1999, compared to $2.7 million for the three months ended March 31, 1998. The decrease in service company business income of $3.6 million was primarily due to a decrease in fees for services provided by the Company to real estate partnerships for customary services.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $2.0 million for the three months ended March 31, 1998 to $2.6 million for the three months ended March 31, 1999, a 30% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998 and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $30.4 million for the three months ended March 31, 1999, compared to $15.4 million for the three months ended March 31, 1998, an increase of $15.0 million, or 97.4%. The increase was primarily due to interest expense incurred in connection with the acquisition of interests in Ambassador, Insignia and IPT and interest expense incurred in connection with 1998 acquisitions.

INTEREST INCOME

     Interest income totaled $9.8 million for the three months ended March 31, 1999, compared to $6.1 million for the three months ended March 31, 1998. The increase of $3.7 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to meet its short-term liquidity requirements, including property acquisitions, tender offers, refinancing of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term indebtedness (including indebtedness under the Company's credit facilities), the issuance of debt or equity securities (including OP Units) in public offerings or private placements, and cash generated from operations.

     In August 1998, AIMCO and the Partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of March 31, 1999, the Company had $1,143 million available and the Partnership had $500 million available from this registration statement.

     At March 31, 1999, the Company had $38.6 million in cash and cash equivalents. In addition, the Company had $55.3 million of restricted cash primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, and distributions paid to its unitholders. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facilities for general corporate purposes and to fund investments on an interim basis.

     In February 1999, the Partnership terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

     In February and March 1999, the Company incurred in the aggregate $125.4 million of long-term, fixed rate, fully amortizing notes payable secured by 20 properties in separate loan transactions. The Company used $8.2 million of the net proceeds from the financings to refinance existing notes payable, and $117.2 million of net proceeds from the financings to repay debt under the interim loan agreement with Lehman Brothers Inc. As of March 31, 1999, the balance outstanding under the interim loan agreement was $21 million, under the credit facility was $58.3 million, and under the IPT credit agreement was $45 million. The amount available under the credit facility at March 31, 1999 was $40.5 million.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the quarter ended March 31, 1999, the Company paid approximately $4.7 million in cash, including transaction costs, to acquire limited partnership interests pursuant to the offers.

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share in a public offering. The net proceeds of $120.6 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class K Preferred Units and were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock (which mirror those of the Class K Preferred Units) are entitled to receive, when, as and if declared by the Board of Directors and AIMCO, as General Partner, annual cash distributions in an amount per unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class K Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per Class K Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class K Preferred Unit is convertible. The Class K Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or dividends by AIMCO shall be made to any holders of AIMCO Class A Common Stock, the holders of the Class K Preferred Stock and the Class K Preferred Units shall be entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

CAPITAL EXPENDITURES

     For the quarter ended March 31, 1999, the Company spent $8.6 million for Capital Replacements (expenditures for routine maintenance of a property), $0.9 million for Initial Capital Expenditures or "ICE" (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $10.0 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Company's primary credit facility, working capital reserves and net cash provided by operating activities. During 1999, the Company will provide an allowance for capital replacements of $300 per apartment unit. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's primary credit facility.

FUNDS FROM OPERATIONS

     The Company measures its economic profitability based on Funds From Operations ("FFO"), less a reserve for Capital Replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve, provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for amortization of goodwill, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of distributions on Preferred Units. FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     For the three months ended March 31, 1999 and 1998, the Company's FFO was as follows (dollars in thousands):

                                                               1999      1998
                                                              -------   -------
OPERATING ACTIVITIES
Net income..................................................  $14,864   $23,930
Gain on disposition of properties...........................      (15)   (2,526)
Real estate depreciation, net of minority interest..........   25,095    12,779
Real estate depreciation related to unconsolidated
  entities..................................................   21,105     3,191
Amortization of goodwill....................................    2,602     2,389
Amortization of recoverable amount of management
  contracts.................................................   10,397     1,379
Deferred taxes..............................................    2,456       309
Preferred OP Unit distributions.............................  (11,205)   (2,364)
                                                              -------   -------
Funds From Operations (FFO).................................  $65,299   $39,087
                                                              =======   =======
Weighted average number of Common OP Units and Common OP
  Unit equivalents outstanding:
  Common OP Units...........................................   64,923    46,424
  Common OP Unit equivalents................................      634       182
  Preferred Units convertible into Common OP Units..........    3,055     2,463
                                                              -------   -------
                                                               68,612    49,069
                                                              =======   =======

     For the three months ended March 31, 1999 and 1998, net cash flows were as follows (dollars in thousands):

                                                                1999       1998
                                                              --------   --------
Cash flow provided by operating activities..................  $ 65,545   $  9,661
Cash flow used in investing activities......................   (25,667)   (47,025)
Cash flow (used in) provided by financing activities........   (54,149)    36,224

CONTINGENCIES

  HUD Approvals and Enforcement

     A significant number of apartment units owned or managed by the Company are subject to regulation by the U.S. Department of Housing and Urban Development ("HUD"). Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with a 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performance or regulatory violations, the HUD office with jurisdiction over a property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multi-family Participation Review Committee in Washington, D.C. (the "2530 Committee"). HUD also has the authority to suspend or deny property owners and managers from participation in HUD programs with respect to additional assistance within a geographic region through imposition of a Limited Denial of Participation by any HUD office or nationwide for violations of HUD regulatory requirements. As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Management Company, an unconsolidated subsidiary of the Company, and NHP Incorporated (together "NHP") in years prior to their acquisition in December 1997 by the Company, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by the Company. In December

1998 and thereafter, the Company received approval of numerous 2530 applications and had no unresolved flags in the 2530 system as of March 31, 1999.

     NHP has received subpoenas from the HUD Inspector General requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multi-family projects in exchange for or in connection with property management of a HUD project, and related matters. The Company believes that other owners and managers of HUD projects have received similar subpoenas. Documents provided by the Company to the HUD Inspector General relating to certain NHP acquisitions of property management rights for HUD projects may be responsive to the subpoena. The Company believes that its operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Although no action has been initiated against the Company or, to the Company's knowledge, any owner of a HUD property managed by the Company, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects, affect the Company's ability to receive 2530 Clearances or otherwise have a material adverse effect on the Company's results of operations.

     The Company believes that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as the Company's with discretion and flexibility. If HUD were to disapprove the Company as property manager for one or more affordable properties, the Company's ability to obtain property management revenues from additional properties subject to HUD regulation, would be impaired.

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

HIGH PERFORMANCE UNITS

     In January 1998, the Partnership sold an aggregate of 15,000 of its Class I High Performance Units (the "High Performance Units") to a joint venture formed by fourteen members of AIMCO's senior management, and to three of AIMCO's independent directors for $2.1 million in cash. The High Performance Units have nominal value unless AIMCO's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if AIMCO's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing the product of (i)(a) 15% of the amount by which AIMCO's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the outstanding AIMCO Class A Common Stock and Common OP Units, by (ii) the market value of one share of AIMCO Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of AIMCO. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into

AIMCO Class A Common Stock unless a change of control of AIMCO occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units in excess of to the cash received upon their issuance (recorded as Limited Partners' capital). If the measurement period had ended March 31, 1999, the Excess Return would have been $0 and the value of the High Performance Units would have been $0, and such High Performance Units would have had no dilutive effect on net income per Common OP Unit.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

  Computer Hardware

     During 1997 and 1998, the Company identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. During 1997, when the Company merged with NHP, the mainframe system used by NHP was Year 2000 compliant. In August 1998, the Year 2000 compliant system became fully functional for the entire Company.

     In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Company has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 85% of this effort.

     The total cost to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million, of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by June 30, 1999.

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

     In 1997, the Company determined that the software used for property management and rent collection was not Year 2000 compliant. During 1998, the Company implemented a Year 2000 compliant system at each of its owned or managed properties, at a cost of $1.4 million. During 1998, the Company acquired 82 properties and acquired the Insignia multi-family business. Insignia owned or managed 1,100 properties. As properties are acquired, the Company converts the existing property management and rent collection systems to the Company's Year 2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired from Insignia, is $200,000, and the implementation and testing process is expected to be completed by June 30, 1999.

     The final software area is the office software and server operating systems. The Company has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by June 30, 1999.

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

     The Company has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Company at risk financially or operationally. The Company intends to have a third-party conduct an audit of these systems and report their findings by June 30, 1999.

     Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999, the Company has evaluated approximately 86% of the operating equipment for Year 2000 compliance.

     The total cost incurred as of March 31, 1999 to replace or repair the operating equipment was approximately $70,000. The Company estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, and the Company expects to be completed by June 30, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The Company had $209.6 million of variable rate debt outstanding at March 31, 1999, which represents 13.0% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $2.1 million on an annual basis.

     From time to time, the Company enters into interest rate lock agreements to obtain what the Company considers advantageous pricing for future anticipated debt issuances.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of March 31, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock") in a public offering. The net proceeds of $120.6 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class K Preferred Units and were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Stock (which mirror those of the Class K Preferred Units) are entitled to receive, when, as and if declared by the Board of Directors and AIMCO, as General Partner, annual cash distributions in an amount per unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class K Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per Class K Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class K Preferred Units are convertible. The Class K Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or dividends by AIMCO shall be made to any holders of AIMCO Class A Common Stock, the holders of the Class K Preferred Stock and the Class K Preferred Units shall be entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The following exhibits are filed with this report(1):

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          10.1           -- Third Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of February 18, 1999 (Exhibit 10.12 to the
                            Annual Report on Form 10-K of Apartment Investment and
                            Management Company for the fiscal year 1998, is
                            incorporated herein by this reference)
          10.2           -- Fourth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 25, 1999 (Exhibit 10.2 to the
                            Quarterly Report on Form 10-Q of Apartment Investment and
                            Management Company for the period ending March 31, 1999,
                            is incorporated herein by this reference)
          10.3           -- Fifth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.3 to the
                            Quarterly Report on Form 10-Q of Apartment Investment and
                            Management Company for the period ending March 31, 1999,
                            is incorporated herein by this reference)
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities Exchange Commission upon request.

     (b) Reports on Form 8-K

     During the quarter for which this report is filed, the Partnership filed its Current Report on Form 8-K, dated February 5, 1999 relating to certain pro forma financial information; Amendment No. 3 on February 11, 1999 to its Current Report on Form 8-K, dated November 2, 1998, relating to the Company's acquisition of certain multifamily residential properties and related interests; and Amendment No. 1 on February 11, 1999 to its Current Report on Form 8-K, dated December 21, 1998, relating to the Company's acquiring certain real estate interests from Calhoun Beach Associates II Limited Partnership.

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

Date: May 14, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          10.1           -- Third Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of February 18, 1999 (Exhibit 10.12 to the
                            Annual Report on Form 10-K of Apartment Investment and
                            Management Company for the fiscal year 1998, is
                            incorporated herein by this reference)
          10.2           -- Fourth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 25, 1999 (Exhibit 10.2 to the
                            Quarterly Report on Form 10-Q of Apartment Investment and
                            Management Company for the period ending March 31, 1999,
                            is incorporated herein by this reference)
          10.3           -- Fifth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.3 to the
                            Quarterly Report on Form 10-Q of Apartment Investment and
                            Management Company for the period ending March 31, 1999,
                            is incorporated herein by this reference)
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities Exchange Commission upon request.