Form 10-Q
period 1999-06-30
AIMCO PROPERTIES LP
filed 1999-08-16
CIK 926660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

(MARK ONE)
   [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                        Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                             ---------------------

  The number of shares of Partnership Common Units outstanding as of July 31,
                                1999: 70,515,285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AIMCO PROPERTIES, L.P.

                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
            Consolidated Balance Sheets as of June 30, 1999 (unaudited)
              and December 31, 1998.....................................     3
            Consolidated Statements of Income for the Three and Six
              Months Ended June 30, 1999 and 1998 (unaudited)...........     4
            Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1999 and 1998 (unaudited)..................     5
            Notes to Consolidated Financial Statements (unaudited)......     6
ITEM 2.     Management's Discussion and Analysis of Financial Condition
              and Results of
              Operations................................................    14
ITEM 3.     Quantitative and Qualitative Disclosures about Market
              Risk......................................................    22

PART II.    OTHER INFORMATION
ITEM 1.     Legal Proceedings...........................................    23
ITEM 2.     Changes in Securities and Use of Proceeds...................    23
ITEM 6.     Exhibits and Reports on Form 8-K............................    24
Signatures  ............................................................    25

                             AIMCO PROPERTIES, L.P.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
Real estate, net of accumulated depreciation of $291,250 and
  $228,155..................................................  $2,679,822     $2,515,710
Property held for sale......................................      10,625         27,304
Investments in unconsolidated real estate partnerships......   1,044,295        615,206
Investments in unconsolidated subsidiaries..................      46,698         62,244
IPLP exchange and assumption receivable.....................          --        346,352
Notes receivable from unconsolidated real estate
  partnerships..............................................      99,507        103,979
Notes receivable from and advances to unconsolidated
  subsidiaries..............................................     137,367        136,173
Cash and cash equivalents...................................      51,658         52,832
Restricted cash.............................................      54,267         53,703
Notes receivable............................................      20,027             --
Other assets................................................     255,724        273,261
                                                              ----------     ----------
Total assets................................................  $4,399,990     $4,186,764
                                                              ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Secured notes payable.......................................  $1,185,219     $  819,331
Secured tax-exempt bond financing...........................     381,876        394,077
Unsecured short-term financing..............................          --        280,300
Secured short-term financing................................          --        108,022
                                                              ----------     ----------
          Total indebtedness................................   1,567,095      1,601,730
Accounts payable, accrued and other liabilities.............     181,146        195,296
Resident security deposits and prepaid rents................      13,475         12,654
                                                              ----------     ----------
          Total liabilities.................................   1,761,716      1,809,680
                                                              ----------     ----------
Commitments and contingencies...............................          --             --
Partnership-obligated mandatory redeemable convertible
  preferred securities of a subsidiary trust................     149,500        149,500
Minority interest...........................................      84,420         74,249
Partners' capital
  Preferred Units...........................................     644,784        642,120
  General Partner and Special Limited Partner...............   1,551,887      1,036,002
  Limited Partners..........................................     231,683        500,213
                                                              ----------     ----------
                                                               2,428,354      2,178,335
Less: Investment in AIMCO Preferred Stock...................      24,000         25,000
                                                              ----------     ----------
          Total partners' capital...........................   2,404,354      2,153,335
                                                              ----------     ----------
Total liabilities and partners' capital.....................  $4,399,990     $4,186,764
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                           FOR THE               FOR THE
                                                        THREE MONTHS           SIX MONTHS
                                                            ENDED                 ENDED
                                                     -------------------   -------------------
                                                     JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues.................  $116,237   $ 89,928   $226,789   $161,264
Property operating expenses........................   (45,095)   (33,334)   (87,531)   (59,643)
Owned property management expense..................    (3,500)    (2,581)    (6,895)    (4,713)
Depreciation.......................................   (27,827)   (20,312)   (54,443)   (34,289)
                                                     --------   --------   --------   --------
Income from property operations....................    39,815     33,701     77,920     62,619
                                                     --------   --------   --------   --------
SERVICE COMPANY BUSINESS:
Management fees and other income...................     7,536      4,741     15,514      9,562
Management and other expenses......................    (2,386)    (3,558)   (11,288)    (5,670)
                                                     --------   --------   --------   --------
Income from service company business...............     5,150      1,183      4,226      3,892
                                                     --------   --------   --------   --------
General and administrative expenses................    (2,860)    (2,129)    (5,454)    (4,103)
Interest expense...................................   (29,734)   (19,337)   (60,094)   (34,778)
Interest income....................................    11,575      5,274     21,403     11,350
Equity in earnings (losses) of unconsolidated real
  estate partnerships..............................     2,963     (4,028)     5,658     (4,681)
Equity in earnings (losses) of unconsolidated
  subsidiaries.....................................      (959)     1,541      1,831      5,609
Loss from IPLP exchange and assumption.............        --         --       (684)        --
Minority interest..................................       (15)        66     (2,080)      (516)
Amortization.......................................    (1,942)    (1,677)    (3,884)    (3,394)
                                                     --------   --------   --------   --------
Income from operations.............................    23,993     14,594     38,842     35,998
Gain on disposition of properties..................        --         --         15      2,526
                                                     --------   --------   --------   --------
Net income.........................................  $ 23,993   $ 14,594   $ 38,857   $ 38,524
                                                     ========   ========   ========   ========
Net income attributable to preferred unitholders...  $ 13,993   $  4,969   $ 26,935   $  8,650
                                                     --------   --------   --------   --------
Net income attributable to common unitholders......  $ 10,000   $  9,625   $ 11,922   $ 29,874
                                                     ========   ========   ========   ========
COMPREHENSIVE INCOME:
Net income.........................................  $ 23,993   $ 14,594   $ 38,857   $ 38,524
Other comprehensive income:
          Net unrealized loss on investment in
            securities.............................        --      1,626         --      1,466
                                                     --------   --------   --------   --------
Comprehensive income...............................  $ 23,993   $ 16,220   $ 38,857   $ 39,990
                                                     ========   ========   ========   ========
Basic earnings per common unit.....................  $   0.15   $   0.19   $   0.18   $   0.61
                                                     ========   ========   ========   ========
Diluted earnings per common unit...................  $   0.14   $   0.19   $   0.18   $   0.61
                                                     ========   ========   ========   ========
Weighted average common units outstanding..........    67,943     51,159     66,433     48,812
                                                     ========   ========   ========   ========
Weighted average common units and common unit
  equivalents outstanding..........................    69,172     51,400     67,661     49,015
                                                     ========   ========   ========   ========
Dividends paid per common unit.....................    $0.625    $0.5625      $1.25     $1.125
                                                     ========   ========   ========   ========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   FOR THE SIX
                                                                   MONTHS ENDED
                                                              ----------------------
                                                              JUNE 30,     JUNE 30,
                                                                1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $  38,857    $  38,524
                                                              ---------    ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     66,599       38,666
    Gain on disposition of properties.......................        (15)      (2,526)
    Minority interest.......................................      2,080          516
    Equity in (earnings) losses of unconsolidated real
     estate partnerships....................................     (5,658)       4,681
    Equity in (earnings) of unconsolidated subsidiaries.....     (1,831)      (5,609)
    Loss from IPLP exchange and assumption..................        684           --
    Changes in operating assets and operating liabilities...      4,134      (68,414)
                                                              ---------    ---------
        Total adjustments...................................     65,993      (32,686)
                                                              ---------    ---------
        Net cash provided by operating activities...........    104,850        5,838
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate...................................    (32,366)     (30,405)
  Additions to real estate..................................    (47,991)     (28,652)
  Proceeds from sale of property held for sale..............     35,714       11,617
  Purchase of notes receivable, general limited partnerships
    interests and other assets..............................    (15,987)     (10,894)
  Purchase of/additions to notes receivable.................    (22,851)     (64,914)
  Proceeds from repayment of notes receivable...............     15,220       18,087
  Cash received in connection with acquisitions.............     22,677        4,492
  Cash paid for merger related costs........................    (14,743)          --
  Distributions from investments in real estate
    partnerships............................................     22,329           --
  Distributions from investments in unconsolidated
    subsidiaries............................................     33,485           --
                                                              ---------    ---------
        Net cash used in investing activities...............     (4,513)    (100,669)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured notes payable borrowings............    248,014       32,284
  Principal repayments on secured notes payable.............    (18,768)     (51,582)
  Proceeds from secured tax-exempt bond financing...........     20,731           --
  Principal repayments on secured tax-exempt bond
    financing...............................................    (35,887)        (979)
  Repayments on secured short-term financing................     (4,522)     (19,099)
  Net borrowings (paydowns) on revolving credit
    facilities..............................................   (375,300)     100,913
  Payment of loan costs, including proceeds and costs from
    interest rate hedge.....................................     (9,423)      (6,659)
  Proceeds from issuances of common units...................         --        9,004
  Proceeds from issuances of preferred units................    234,669      100,294
  Proceeds from exercises of employee stock options and
    warrants................................................      1,691        1,978
  Principal repayments received on notes due from officers
    on Class A Common Stock purchases.......................      3,183        5,730
  Repurchase of common units................................         --       (5,982)
  Payment of distributions to General Partner and Special
    Limited Partner.........................................    (73,361)     (46,672)
  Payment of distributions to minority interest.............     (7,884)          --
  Payment of distributions to Limited Partners..............    (13,621)      (6,283)
  Payment of preferred unit distributions...................    (71,033)      (5,884)
                                                              ---------    ---------
        Net cash (used in) provided by financing
        activities..........................................   (101,511)     107,063
                                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (1,174)      12,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     52,832       37,088
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  51,658    $  49,320
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)
NOTE 1 -- ORGANIZATION

     AIMCO Properties, L.P., a Delaware limited partnership (together with its subsidiaries and other controlled entities, the "Partnership" (and together with entities in which the Partnership has a controlling financial interest, the "Company")), was formed on May 16, 1994 to conduct the business of acquiring, developing, leasing, and managing multi-family apartment communities. The Partnership's securities include Partnership Common Units ("Common OP Units"), Partnership Preferred Units ("Preferred Units", together with Common OP Units, the "OP Units"), and High Performance Units. Apartment and Investment Management Company ("AIMCO") is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the "Partnership Agreement"), of the Partnership. The General Partner and Special Limited Partner hold Common OP Units of the Partnership. In addition, AIMCO is the primary holder of all Preferred Units outstanding in the Partnership. The Limited Partners of the Partnership are individuals or entities that own Common OP Units other than AIMCO. After holding the Common OP Units for one year, the Limited Partners have the right to redeem their Common OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the Common OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

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

     Based on apartment unit data complied by the National Multi Housing Council, we believe that, as of June 30, 1999, the Company was the largest owner and manager of multifamily apartment properties in the United States. As of June 30, 1999, the Company owned or managed 369,659 apartment units in 2,037 properties located in 49 states, the District of Columbia and Puerto Rico, as follows:

     - owned or controlled 64,640 units in 241 apartment properties;

     - held an equity interest in 168,392 units in 887 apartment properties; and

     - managed 136,627 units in 909 apartment properties for third party owners and affiliates.

     At June 30, 1999 the Partnership had 70,498,744 Common OP Units outstanding and 23,740,000 Preferred Units outstanding.

                             AIMCO PROPERTIES, L.P.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Partnership and subsidiaries and limited partnerships in which the Partnership has a controlling financial interest. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries' assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interests. The assets of property owning partnerships and limited liability companies owned or controlled by AIMCO or the Partnership are generally not available to pay creditors or secure the obligations of AIMCO or the Partnership.

     The accompanying unaudited consolidated financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature. The following notes to consolidated financial statements highlight significant changes to the notes included in the Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

NOTE 3 -- IPT MERGER

     As a result of its merger with Insignia Financial Group, Inc. on October 1, 1998, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of Insignia Properties Trust ("IPT"). On February 26, 1999, AIMCO acquired, through a merger, the remaining 49% of IPT. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of Class A Common Stock for each share of IPT common stock, resulting in the issuance of approximately 4.3 million shares of AIMCO Class A Common Stock (with a recorded value of approximately $158.8 million). Concurrently with the IPT merger, all the assets and liabilities of IPT were contributed by AIMCO to the Partnership in exchange for approximately 8.9 million Common OP Units (valued at approximately $318.2 million). Also in connection with the IPT Merger, the IPLP Exchange and Assumption was unwound and the approximately 10.2 million Common OP Units issued in connection with the IPLP Exchange and Assumption Agreement were canceled.

                             AIMCO PROPERTIES, L.P.

NOTE 4 -- ACQUISITIONS

     During the six months ended June 30, 1999, in addition to the IPT Merger (see Note 3), the Company purchased nine apartment communities containing a total of 3,362 apartment units for a total purchase price of $120.6 million.

DATE ACQUIRED                    PROPERTY            LOCATION       NUMBER OF UNITS   PURCHASE PRICE
-------------                    --------            --------       ---------------   --------------
May 1999...................  Beach Lake          Durham, NC                345        $ 15.0 million
May 1999...................  Briarwood           Fayetteville, NC          274           8.3 million
May 1999...................  Hunters Creek       Cincinnati, OH            146           4.4 million
May 1999...................  Somerset Lakes      Indianapolis, IN          360          23.5 million
May 1999...................  Steeplechase        Loveland, OH              272          11.0 million
May 1999...................  Walden Village      Clarkson, GA              372          13.4 million
May 1999...................  Windgate Place      Charlotte, NC             196           6.9 million
May 1999...................  Woodfield Gardens   Charlotte, NC             132           3.5 million
May 1999...................  Lake Castleton      Indianapolis, IN        1,265          34.6 million
                                                                         -----        --------------
                                                                         3,362        $120.6 million
                                                                         =====        ==============

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or the Company or, to NHP's or the Company's knowledge, any owner of a HUD property managed by NHP. The Company believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. The Company does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

                             AIMCO PROPERTIES, L.P.

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

NOTE 6 -- DEBT

     In February 1999, the Partnership terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

     In separate loan transactions in February and March 1999, the Company incurred, in the aggregate, $125.4 million of long-term, fixed rate, fully amortizing notes payable. Each of the notes payable is individually secured by one of the 20 properties that was refinanced with no cross-collateralization. The Company used $8.2 million of the net proceeds from the borrowings to refinance existing notes payable, and $117.2 million of net proceeds from the borrowings to repay debt under the interim loan agreement with Lehman Brothers Inc.

     In the second quarter of 1999, the Company closed twelve mortgage loans totaling approximately $98.3 million with a weighted average interest rate of 6.85%. Each of the mortgage loans is individually secured by one of the twelve properties with no cross-collateralization. The Company used $25.6 million of the proceeds from such loans for new acquisitions (as described in Note 4), and $72.7 million to refinance existing debt.

     As of June 30, 1999, there were no amounts outstanding under the credit facility or the IPT credit agreement, and the Lehman Brothers Inc. interim loan agreement had been repaid in full. The amount available under the credit facilities at June 30, 1999 was $145.0 million.

NOTE 7 -- PARTNERS' CAPITAL

  Preferred Units

     All classes of Preferred Units are on equal parity and are senior to Common OP Units. None of the classes of Preferred Units have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

     Holders of the Class B Cumulative Convertible Preferred Units (the "Class B Preferred Units") are entitled to receive, when, as and if declared by the General Partner, quarterly cash distributions per share equal to the greater of $1.78125 or the cash distributions declared on the number of Common OP Units into which one Class B Preferred Unit is convertible. Each Class B Preferred Unit is convertible at the option of

                             AIMCO PROPERTIES, L.P.

the holder, beginning August 1998, into 3.28407 Common OP Units, subject to certain anti-dilution adjustments.

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

     Holders of Class J Cumulative Convertible Preferred Units (the "Class J Preferred Units") were entitled to receive cash distributions at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per unit) for the period beginning on November 6, 1998 and lasting until November 15, 1998, and 8% per annum of the $100 liquidation preference (equivalent to $8 per annum per unit) for the period beginning on and including November 15, 1998 and lasting until November 15, 1999.

     The Company had the option to convert any or all of the Class J Preferred Units into Common OP units at a conversion rate of 2.5 Common OP Units for each Class J Preferred Unit, plus unpaid distributions accrued on the units redeemed
(a) on or after November 6, 2002, if the market price of the AIMCO Class A Common Stock in the five most recent trading days, as defined, was equal to or greater than $40 or; (b) at any time on or prior to November 6, 2002, if the internal rate of return, as defined, exceeded 12.5%. In May 1999, AIMCO notified the holders of the Class J Cumulative Convertible Preferred Stock that the internal rate of return threshold had been met, and AIMCO exercised its right to convert all of the Class J Preferred Stock into 2.5 million shares of Class A Common Stock. Concurrently, 1 million convertible preferred units were converted into 2.5 million Common OP Units.

     In connection with the acquisition of Calhoun Beach Club, the Partnership issued 90,000 Preferred Units, with an initial liquidation value of $9.0 million. Holders of these Preferred Units are entitled to receive, when and as declared by the General Partner, cash distributions at the rate of 8% per annum. After December 30, 1999, a holder of these Preferred Units may redeem these Preferred Units, at the option of the Partnership, for cash or Common OP Units.

     The Class E Cumulative Convertible Preferred Units (the "Class E Preferred Units") were issued in connection with the merger with Insignia Financial Group, Inc. Holders of Class E Preferred Units were entitled to receive the same cash distributions per unit as holders of Common OP Units. In addition, on January 15, 1999, holders of Class E Preferred Units received a special dividend in an aggregate amount of approximately $50 million, and all outstanding Class E Preferred Units automatically converted into an equal number of Common OP Units.

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock") in a public offering. The net proceeds of $120.6 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class K Preferred Units and were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Units are entitled to receive, when, as and if declared by the General Partner, annual cash distributions in an amount per unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class K Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per Class K Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class K Preferred Unit is convertible. The Class K Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any

                             AIMCO PROPERTIES, L.P.

liquidation, dissolution or winding up of the Partnership, before payment or distributions by the Partnership shall be made to any holders of Common OP Units, the holders of the Class K Preferred Units shall be entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

     In May 1999, AIMCO issued 5,000,000 shares of newly created Class L Convertible Cumulative Preferred Stock, par value $.01 per share ("Class L Preferred Stock"), in a private offering. The proceeds of $125.0 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class L Preferred Units and were used to repay certain indebtedness and for working capital. For three years, the holder of the Class L Preferred Units is entitled to receive, when, as and if declared by the General Partner, annual cash distributions in an amount per Unit equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class L Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Units will be entitled to receive an amount per Class L Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distribution payable on the number of Common OP Units into which a Class L Preferred Unit is convertible. The Class L Preferred Units are senior to the Common OP Units as to distribution and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions by the Partnership shall be made to any holders of Common OP Units, the holder of the Class L Preferred Units is entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

  Common OP Units

     Common OP Units are redeemable by Common OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restrictions, on the basis of one Common OP Unit for either one share of AIMCO Class A Common Stock or cash equal to the fair value of one share of AIMCO Class A Common Stock at the time of redemption. The Company has the option to deliver shares of AIMCO Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems a Common OP Unit for AIMCO Class A Common Stock, Limited Partner's capital is reduced and the Special Limited Partners' capital is increased.

                             AIMCO PROPERTIES, L.P.

NOTE 8 -- EARNINGS PER COMMON OP UNITS

     The following tables illustrate the calculation of basic and diluted earnings per Common OP Unit for the six and three months ended June 30, 1999 and 1998 (in thousands, except per share data):

                                                               SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
NUMERATOR:
Net income..................................................    $ 38,857          $38,524
Preferred unit distributions................................     (26,935)          (8,650)
                                                                --------          -------
Numerator for basic and diluted earnings per common
  unit -- income attributable to common unitholders.........    $ 11,922          $29,874
                                                                ========          =======
DENOMINATOR:
Denominator for basic earnings per common unit -- weighted
  average number of common units outstanding................      66,433           48,812
                                                                --------          -------
Effect of dilutive securities:
  Class E preferred units...................................         297               --
  Employee options..........................................         622              203
  Warrants..................................................         309               --
                                                                --------          -------
  Dilutive potential common units...........................       1,228              203
                                                                --------          -------
Denominator for dilutive earnings per common unit...........      67,661           49,015
                                                                ========          =======
Basic earnings per common unit:
  Operations................................................    $   0.18          $  0.56
  Gain on disposition of properties.........................          --             0.05
                                                                --------          -------
          Total.............................................    $   0.18          $  0.61
                                                                ========          =======
Diluted earnings per common unit:
  Operations................................................    $   0.18          $  0.56
  Gain on disposition of properties.........................          --             0.05
                                                                --------          -------
          Total.............................................    $   0.18          $  0.61
                                                                ========          =======

                             AIMCO PROPERTIES, L.P.

                                                                  THREE            THREE
                                                                 MONTHS           MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              -------------    -------------
NUMERATOR:
Net income..................................................    $ 23,993          $14,594
Preferred unit distributions................................     (13,993)          (4,969)
                                                                --------          -------
Numerator for basic and diluted earnings per common
  unit -- income attributable to common unitholders.........    $ 10,000          $ 9,625
                                                                ========          =======
DENOMINATOR:
Denominator for basic earnings per common unit -- weighted
  average number of common units outstanding................      67,943           51,159
                                                                --------          -------
Effect of dilutive securities:
  Employee options..........................................         915              241
  Warrants..................................................         314               --
                                                                --------          -------
  Dilutive potential common units...........................       1,229              241
                                                                --------          -------
Denominator for dilutive earnings per common unit...........      69,172           51,400
                                                                ========          =======
Basic earnings per common unit:
  Operations................................................    $   0.15          $  0.19
  Gain on disposition of properties.........................          --               --
                                                                --------          -------
          Total.............................................    $   0.15          $  0.19
                                                                ========          =======
Diluted earnings per common unit:
  Operations................................................    $   0.14          $  0.19
  Gain on disposition of properties.........................          --               --
                                                                --------          -------
          Total.............................................    $   0.14          $  0.19
                                                                ========          =======

NOTE 9 -- INDUSTRY SEGMENTS

     The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico, which generate rental and other property-related income through the leasing of apartment units. The Company separately evaluates the performance of each of its apartment communities. However, because the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Partnership's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Partnership's total revenues during the three months ended June 30, 1999 or June 30, 1998.

                             AIMCO PROPERTIES, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     As of June 30, 1999, the Company owned or managed 369,659 apartment units, comprised of 64,640 units in 241 apartment communities owned or controlled by the Company (the "Owned Properties"), 168,392 units in 887 apartment communities in which the Company has an equity interest (the "Equity Properties") and 136,627 units in 909 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 49 states, the District of Columbia and Puerto Rico.

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

RESULTS OF OPERATIONS

  Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

     NET INCOME

     The Company recognized net income of $38.9 million for the six months ended June 30, 1999, compared to $38.5 million for the six months ended June 30, 1998. The increase in net income of $0.4 million, or 1.0%, was primarily the result of the acquisition of Insignia Financial Group, Inc. ("Insignia"), Ambassador Apartments, Inc. ("Ambassador") and Insignia Properties Trust ("IPT"), and the purchase of thirty properties during 1998 and nine properties during 1999.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $226.8 million for the six months ended June 30, 1999, compared to $161.3 million for the six months ended June 30, 1998, an increase of $65.5 million, or 40.6%. The increase in rental and other property revenues was primarily due to the acquisitions of Ambassador, Insignia and IPT.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $87.5 million for the six months ended June 30, 1999, compared to $59.6 million for the six months ended June 30, 1998, an increase of $27.9 million or 46.8%. The increase in property operating expenses was primarily due to the acquisitions of Ambassador, Insignia and IPT.

SERVICE COMPANY BUSINESS

     Income from the service company business was $4.2 million for the six months ended June 30, 1999, compared to $3.9 million for the six months ended June 30, 1998. The increase in service company business income of $0.3 million was primarily due to the acquisitions of Insignia and IPT and a change in the allocation of management contracts expense between the consolidated service company and the unconsolidated subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $4.1 million for the six months ended June 30, 1998 to $5.5 million for the six months ended June 30, 1999, a 34.1% increase. The increase of $1.4 million is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998 and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added, including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $60.1 million for the six months ended June 30, 1999, compared to $34.8 million for the six months ended June 30, 1998, an increase of $25.3 million, or 72.7%. The increase was primarily due to interest expense incurred in connection with the acquisitions of Ambassador, Insignia and IPT, and interest expense incurred in connection with 1998 and 1999 acquisitions.

INTEREST INCOME

     Interest income totaled $21.4 million for the six months ended June 30, 1999, compared to $11.4 million for the six months ended June 30, 1998. The increase of $10.0 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the merger with IPT.

  Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

     NET INCOME

     The Company recognized net income of $24.0 million for the three months ended June 30, 1999, compared to $14.6 million for the three months ended June 30, 1998. The increase in net income of $9.4 million, or 64.4%, was primarily the result of the acquisitions of Insignia, Ambassador, and IPT, and the purchase of thirty properties during 1998 and nine properties during 1999.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $116.2 million for the three months ended June 30, 1999, compared to $89.9 million for the three months ended June 30, 1998, an increase of $26.3 million, or 29.3%. The increase in rental and other property revenues was primarily due to the acquisitions of Ambassador, Insignia and IPT.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $45.1 million for the three months ended June 30, 1999, compared to $33.3 million for the three months ended June 30, 1998, an increase of $11.8 million or 35.4%. The increase in property operating expenses was primarily due to the acquisitions of Ambassador, Insignia and IPT.

SERVICE COMPANY BUSINESS

     Income from the service company business was $5.2 million for the three months ended June 30, 1999, compared to $1.2 million for the three months ended June 30, 1998. The increase in service company business income of $4.0 million was primarily due to the acquisitions of Insignia and IPT and a change in the allocation of management contracts expense between the consolidated service company and the unconsolidated subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $2.1 million for the three months ended June 30, 1998 to $2.9 million for the three months ended June 30, 1999, a 38.1% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998, and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added, including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $29.7 million for the three months ended June 30, 1999, compared to $19.3 million for the three months ended June 30, 1998, an increase of $10.4 million, or 53.9%. The increase was primarily due to interest expense incurred in connection with the acquisitions of Ambassador, Insignia and IPT, and interest expense incurred in connection with 1998 and 1999 acquisitions.

INTEREST INCOME

     Interest income totaled $11.6 million for the three months ended June 30, 1999, compared to $5.3 million for the three months ended June 30, 1998. The increase of $6.3 million is primarily due to interest earned on loans made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the merger with IPT.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to meet its short-term liquidity requirements, including property acquisitions, tender offers and refinancings of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term debt, the issuance of debt or equity securities in public offerings or private placements, and cash generated from operations.

     In August 1998, AIMCO and the Partnership filed a shelf registration statement with the SEC with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of June 30, 1999, AIMCO had $1,143 million of securities available and the Partnership had $500 million of securities available from this registration statement.

     At June 30, 1999, the Company had $51.7 million in cash and cash equivalents. In addition, the Company had $54.3 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, and payment of distributions. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facilities for general corporate purposes and to fund investments on an interim basis.

     In the second quarter of 1999, the Company closed twelve mortgage loans totaling approximately $98.3 million with a weighted average interest rate of 6.85%. Each of the mortgage loans is secured by one of the twelve properties with no cross-collateralization. The Company used $25.6 million of the proceeds from such loans for new acquisitions, and $72.7 million to refinance existing debt.

     As of June 30, 1999, there were no amounts outstanding under the credit facility or the IPT credit agreement, and the Lehman Brothers Inc. interim loan agreement had been repaid in full. The amount available under the credit facilities at June 30, 1999 was $145.0 million.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the six months ended June 30, 1999, the Company made separate offers to the limited partners of 247 partnerships to acquire their limited partnership interests. The Company committed to acquire approximately $69.0 million (including transaction costs) of limited partnership interests pursuant to the offers.

     In May 1999, AIMCO met the 12.5% internal rate of return threshold and converted $100 million of convertible preferred stock of AIMCO into 2.5 million shares of Class A Common Stock at $40 per share. Concurrently, 1 million convertible preferred units were converted into 2.5 million Common OP Units.

     In May 1999, AIMCO issued 5,000,000 shares of newly created Class L Convertible Cumulative Preferred Stock, par value $.01 per share ("Class L Preferred Stock"), in a private offering. The proceeds of $125.0 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class L Preferred Units and were used to repay certain indebtedness and for working capital. For three years, the holder of the Class L Preferred Units is entitled to receive, when, as and if declared by the General Partner, annual cash distributions in an amount per unit equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class L Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Units will be entitled to receive an amount per Class L Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distribution payable on the number of Common OP Units into which a Class L Preferred Unit is convertible. The Class L Preferred Units are senior to the Common OP Units as to distribution and liquidation. Upon any liquidation, dissolution or winding up of the Partnership, before payments or distributions by the Partnership shall be made to any holders of Common OP Units, the holder of the Class L Preferred Units shall be entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

CAPITAL EXPENDITURES

     For the six months ended June 30, 1999, the Company spent $19.2 million for Capital Replacements (expenditures for routine maintenance of a property), $4.5 million for Initial Capital Expenditures or "ICE" (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $24.3 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Company's primary credit facility, working capital reserves and net cash provided by operating activities. During 1999, the Company will provide an allowance for capital replacements of $300 per apartment unit. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's primary credit facility.

FUNDS FROM OPERATIONS

     The Company measures its economic profitability based on funds from operations ("FFO"), less a reserve for Capital Replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve, provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for amortization of goodwill, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     For the three months and six months ended June 30, 1999 and 1998, the Company's FFO was as follows (dollars in thousands):

                                    THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                        ENDED           ENDED           ENDED           ENDED
                                    JUNE 30, 1999   JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 1998
                                    -------------   -------------   -------------   -------------
  Net Income......................     $23,993         $14,594        $ 38,857         $38,524
  Gain on disposition of
     properties...................          --              --             (15)         (2,526)
  Real estate depreciation, net of
     minority interest............      26,713          19,644          51,808          32,423
  Real estate depreciation related
     to unconsolidated entities...      23,641           5,938          44,746           9,131
  Amortization of goodwill........       2,309           2,338           4,911           4,727
  Amortization of recoverable
     amount of management
     contracts....................      10,399           1,709          20,796           3,088
  Deferred taxes charged
     (benefit)....................        (659)          3,982           1,797           4,291
  Preferred unit distributions....      (8,322)         (3,647)        (19,527)         (6,001)
                                       -------         -------        --------         -------
  Funds From Operations (FFO).....     $78,074         $44,558        $143,373         $83,657
                                       =======         =======        ========         =======
  Weighted average number of units
     and common units equivalents
     outstanding:
     Common units and common units
       equivalents................      71,909          48,002          66,392          45,872
     Preferred units convertible
       into common units..........       5,621           5,861           6,964           5,606
                                       -------         -------        --------         -------
                                        77,530          53,863          73,356          51,478
                                       =======         =======        ========         =======

     For the six months ended June 30, 1999 and 1998, net cash flows were as follows (dollars in thousands):

                                                                1999        1998
                                                              ---------   ---------
Cash flow provided by operating activities..................  $ 104,850   $   5,838
Cash flow used in investing activities......................     (4,513)   (100,669)
Cash flow (used in) provided by financing activities........   (101,511)    107,063

LITIGATION

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

CONTINGENCIES

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or the Company or, to NHP's or the Company's knowledge, any owner of a HUD property managed by NHP. The Company believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. The Company does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

  Computer Hardware

     During 1997 and 1998, AIMCO identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. During 1997, when the Company merged with NHP, the mainframe system used by NHP was Year 2000 compliant. In August 1998, the Year 2000 compliant system became fully functional for the entire Company.

     In October 1998, the Company merged with Insignia. In April 1999, the Company embarked on a data center consolidation project that unifies the Company's and Insignia's core financial systems under one Year 2000 compliant system. The estimated completion date for this project is October 1999.

     In connection with the data center consolidation, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Company has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

     The total cost to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million, of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the operating system.

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

     The data center consolidation project will also unify the core computer software applications of the Company and those acquired in the merger with Insignia.

     In 1997, the Company determined that the software used for property management and rent collection was not Year 2000 compliant. During 1998, the Company implemented a Year 2000 compliant system at each of its owned or managed properties, at a cost of $1.5 million. During 1998, the Company acquired 82 properties and acquired the Insignia multi-family business. Insignia owned or managed 1,100 properties. As properties are acquired, the Company converts the existing property management and rent collection systems to the Company's Year 2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired from Insignia, is $200,000, and the implementation and testing process was completed in June 1999.

     The final software area is the office software and server operating systems. The Company has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are expected to be upgraded to be Year 2000 compliant by September 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the operating system.

  Operating Equipment

     The Company has operating equipment, primarily at the property sites, which is being evaluated for Year 2000 compliance. In September 1997, the Company began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example, elevators, heating, ventilating and air conditioning systems, security and alarm systems, etc.). The Company has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Company at risk financially or operationally.

     A pre-assessment of the Company's properties has indicated no Year 2000 issues. A complete, formal assessment of all properties is in process and will be completed in September 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

     The total cost incurred as of June 30, 1999 to replace or repair the operating equipment was approximately $70,000. The Company estimates the cost to replace or repair any remaining operating equipment is approximately $125,000, and the Company expects the replacement and repairs to be completed by September 30, 1999.

     The Company continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within the enterprise.

 Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

     The Company continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Company has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before the end of the third quarter 1999. The Company has updated data transmission standards with two of the three financial institutions. The Company's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

  Costs to Address Year 2000

     The total cost of the Company's Year 2000 project is estimated at $3.4 million and is being funded from operating cash flows. To date, the Company has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.4 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $100,000 relates to repair of hardware and software and will be expensed as incurred.

  Risks Associated with the Year 2000

     Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios include failure of operation of elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such an event would be annoying to residents, it is not business critical.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company had $31.7 million of variable rate debt outstanding at June 30, 1999, which represents 2.0% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $0.3 million on an annual basis.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of June 30, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

PENDING INVESTIGATIONS OF HUD MANAGEMENT ARRANGEMENTS

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or the Company or, to NHP's or the Company's knowledge, any owner of a HUD property managed by NHP. The Company believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. The Company does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 1999, AIMCO met the 12.5% internal rate of return threshold and converted $100 million of convertible preferred stock of AIMCO into 2.5 million shares of Class A Common Stock at $40 per share. Concurrently, 1 million convertible preferred units were converted into 2.5 million Common OP Units.

     In May 1999, AIMCO issued 5,000,000 shares of newly created Class L Convertible Cumulative Preferred Stock, par value $.01 per share ("Class L Preferred Stock"), in a private offering. The proceeds of $125.0 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class L Preferred Units and were used to repay certain indebtedness and for working capital. For three years, the holder of the Class L Preferred Units is entitled to receive, when, as and if declared by the General Partner, annual cash distributions in an amount per unit equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class L Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Units will be entitled to receive an amount per Class L Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class L Preferred Unit is convertible. The Class L Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of the Partnership, before payments or distributions by the Partnership shall be made to any holders of Common OP Units, the holder of the Class L Preferred Units is entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed with this report (1):

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1.......... -- Sixth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties, L.P.,
                            dated as of March 26, 1999 (Exhibit 10.1 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending June 30, 1999, is incorporated herein by this
                            reference)
          27.1.......... -- Financial Data Schedule
          99.1.......... -- Agreement re: disclosure of long-term debt instruments

     (b) No Reports on Form 8-K have been filed during the quarter for which this report is filed.

                             AIMCO PROPERTIES, L.P.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AIMCO PROPERTIES, L.P.
                                            By: AIMCO-GP, Inc., its General
                                            Partner

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

Date: August 16, 1999

                                EXHIBIT INDEX(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1.......... -- Sixth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties, L.P.,
                            dated as of March 26, 1999 (Exhibit 10.1 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending June 30, 1999, is incorporated herein by this
                            reference)
          27.1.......... -- Financial Data Schedule
          99.1.......... -- Agreement re: disclosure of long-term debt instruments