Form 10-Q
period 1999-09-30
AIMCO PROPERTIES LP
filed 1999-11-15
CIK 926660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q

(MARK ONE)
      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                               ------------------

                         COMMISSION FILE NUMBER 0-24497

                               ------------------

                             AIMCO PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       84-1275621
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                        Identification No.)
    1873 S. BELLAIRE STREET, SUITE 1700,                         80222-4348
              DENVER, COLORADO
  (Address of principal executive offices)                       (Zip Code)

                                 (303) 757-8101
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                               ------------------

     The number of shares of Partnership Common Units outstanding as of October 31, 1999: 72,274,886

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AIMCO PROPERTIES, L.P.

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 1999
           (unaudited) and December 31, 1998.........................      3
         Consolidated Statements of Income for the Three and Nine
           Months Ended September 30, 1999 and 1998 (unaudited)......      4
         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1999 and 1998 (unaudited).............      5
         Notes to Consolidated Financial Statements (unaudited)......      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     14

ITEM 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................     22

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K............................     23
Signatures...........................................................     24

                             AIMCO PROPERTIES, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
Real estate, net of accumulated depreciation of $319,250 and
$228,155....................................................   $2,757,723      $2,515,710
Property held for sale......................................        4,146          27,304
Investments in unconsolidated real estate partnerships......    1,066,266         615,206
Investments in unconsolidated subsidiaries..................       46,781          62,244
IPLP exchange and assumption receivable.....................           --         346,352
Notes receivable from unconsolidated real estate
  partnerships..............................................      105,925         103,979
Notes receivable from and advances to unconsolidated
  subsidiaries..............................................      140,588         136,173
Cash and cash equivalents...................................       56,203          52,832
Restricted cash.............................................       54,098          53,703
Notes receivable............................................       19,429              --
Other assets................................................      255,309         273,261
                                                               ----------      ----------
          Total assets......................................   $4,506,468      $4,186,764
                                                               ==========      ==========

                            LIABILITIES AND PARTNERS' CAPITAL

Secured notes payable.......................................   $1,189,187      $  819,331
Secured tax-exempt bond financing...........................      392,001         394,077
Unsecured short-term financing..............................      111,700         280,300
Secured short-term financing................................           --         108,022
                                                               ----------      ----------
          Total indebtedness................................    1,692,888       1,601,730
Accounts payable, accrued and other liabilities.............      142,207         195,296
Resident security deposits and prepaid rents................       13,461          12,654
                                                               ----------      ----------
          Total liabilities.................................    1,848,556       1,809,680
                                                               ----------      ----------
Commitments and contingencies...............................           --              --
Partnership-obligated mandatory redeemable convertible
  preferred securities of a subsidiary trust................      149,500         149,500
Minority interest...........................................       79,699          74,249
Partners' capital
  Preferred Units...........................................      642,436         642,120
  General Partner and Special Limited Partner...............    1,598,659       1,036,002
  Limited Partners..........................................      211,118         500,213
                                                               ----------      ----------
                                                                2,452,213       2,178,335
Less: Investment in AIMCO preferred stock...................       23,500          25,000
                                                               ----------      ----------
          Total partners' capital...........................    2,428,713       2,153,335
                                                               ----------      ----------
          Total liabilities and partners' capital...........   $4,506,468      $4,186,764
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                    FOR THE                           FOR THE
                                                  THREE MONTHS                      NINE MONTHS
                                                     ENDED                             ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
RENTAL PROPERTY OPERATIONS:
  Rental and other property revenues...    $120,398         $104,436         $ 347,187        $ 265,700
  Property operating expenses..........     (48,366)         (41,957)         (135,897)        (101,600)
  Owned property management expense....      (3,437)          (3,033)          (10,332)          (7,746)
  Depreciation.........................     (28,139)         (25,503)          (82,582)         (59,792)
                                           --------         --------         ---------        ---------
  Income from property operations......      40,456           33,943           118,376           96,562
                                           --------         --------         ---------        ---------
SERVICE COMPANY BUSINESS:
  Management fees and other income.....      10,280            4,406            25,794           13,968
  Management and other expenses........     (14,595)          (2,631)          (25,883)          (8,300)
                                           --------         --------         ---------        ---------
  Income (loss) from service company
     business..........................      (4,315)           1,775               (89)           5,668
                                           --------         --------         ---------        ---------
General and administrative expenses....      (3,772)          (3,341)           (9,226)          (7,444)
Interest expense.......................     (31,322)         (21,978)          (91,416)         (56,756)
Interest income........................      18,445            6,894            39,848           18,244
Equity in earnings (losses) of
  unconsolidated real estate
  partnerships.........................       1,606             (396)            7,264           (5,078)
Equity in earnings of unconsolidated
  subsidiaries.........................         416            2,804             2,247            8,413
Loss from IPLP exchange and
  assumption...........................          --               --              (684)              --
Minority interest......................           2             (536)           (2,078)          (1,052)
Amortization...........................      (1,942)          (1,677)           (5,826)          (5,071)
                                           --------         --------         ---------        ---------
Income from operations.................      19,574           17,488            58,416           53,486
Gain on disposition of properties......         315              257               330            2,783
                                           --------         --------         ---------        ---------
Net income.............................    $ 19,889         $ 17,745         $  58,746        $  56,269
                                           ========         ========         =========        =========
Net income attributable to preferred
  unitholders..........................    $ 14,636         $  7,670         $  41,571        $  16,320
                                           --------         --------         ---------        ---------
Net income attributable to common
  unitholders..........................    $  5,253         $ 10,075         $  17,175        $  39,949
                                           ========         ========         =========        =========
Basic earnings per common unit.........    $   0.08         $   0.19         $    0.25        $    0.80
                                           ========         ========         =========        =========
Diluted earnings per common unit.......    $   0.07         $   0.19         $    0.25        $    0.79
                                           ========         ========         =========        =========
Weighted average common units
  outstanding..........................      69,925           52,896            67,597           50,420
                                           ========         ========         =========        =========
Weighted average common units and
  common unit equivalents
  outstanding..........................      71,006           53,523            68,776           50,544
                                           ========         ========         =========        =========
Dividends paid per common unit.........    $  0.625         $ 0.5625         $   1.875        $  1.6875
                                           ========         ========         =========        =========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         FOR THE NINE
                                                                         MONTHS ENDED
                                                                ------------------------------
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                    1999             1998
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................      $  58,746        $  56,269
                                                                  ---------        ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        100,570           67,344
    Gain on disposition of properties.......................           (330)          (2,783)
    Minority interest.......................................          2,078            1,052
    Equity in (earnings) losses of unconsolidated real
     estate partnerships....................................         (7,264)           5,078
    Equity in earnings of unconsolidated subsidiaries.......         (2,247)          (8,413)
    Loss from IPLP exchange and assumption..................            684               --
    Changes in operating assets and operating liabilities...         11,615          (67,722)
                                                                  ---------        ---------
         Total adjustments..................................        105,106           (5,444)
                                                                  ---------        ---------
         Net cash provided by operating activities..........        163,852           50,825
                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate...................................        (87,287)         (63,839)
  Additions to real estate..................................        (75,399)         (49,864)
  Proceeds from sale of property held for sale..............         41,204           19,627
  Purchase of notes receivable, general and limited
    partnership interests and other assets..................       (111,127)         (27,016)
  Purchase of/additions to notes receivable.................        (38,368)         (72,445)
  Proceeds from repayment of notes receivable...............         22,433           21,562
  Cash received in connection with acquisitions.............         22,677            4,492
  Cash paid for merger related costs........................        (17,949)              --
  Distributions received from investments in real estate
    partnerships............................................         58,297              513
  Distributions from (contributions to) investments in
    unconsolidated subsidiaries.............................         33,985          (13,032)
  Purchase of investments held for sale.....................             --           (4,935)
  Redemption of common OP units.............................             --             (516)
                                                                  ---------        ---------
         Net cash used in investing activities..............       (151,534)        (185,453)
                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured notes payable borrowings............        248,126           44,252
  Principal repayments on secured notes payable.............        (24,555)         (56,262)
  Proceeds from secured tax-exempt bond financing...........         20,731               --
  Principal repayments on secured tax-exempt bond
    financing...............................................        (38,527)          (1,436)
  Repayments on secured short-term financing................         (4,522)         (30,693)
  Net borrowings (paydowns) on revolving credit
    facilities..............................................       (263,600)          33,237
  Payment of loan costs, including proceeds and costs from
    interest rate hedge.....................................        (13,360)          (5,727)
  Proceeds from issuance of common OP units and preferred
    units, exercise of options/warrants.....................        291,188          255,227
  Principal repayments received on notes due from officers
    on common OP unit purchases.............................          4,444           (2,888)
  Payment of distributions to minority interest.............        (12,606)              --
  Payment of distributions to General Partner and Special
    Limited Partner.........................................       (113,371)         (74,871)
  Payment of distributions to Limited Partners..............        (18,357)          (8,702)
  Payment of preferred unit distribution....................        (84,538)         (10,916)
                                                                  ---------        ---------
         Net cash provided by (used in) financing
          activities........................................         (8,947)         141,221
                                                                  ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................          3,371            6,593
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............         52,832           37,088
                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................      $  56,203        $  43,681
                                                                  =========        =========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

     According to the terms of the Partnership Agreement, the capital structure of the Partnership, in terms of the Common OP Units owned by the General Partner, the Special Limited Partner and the Preferred Units outstanding, is generally required to mirror the capital structure of AIMCO, with the only difference being that the Partnership has additional Common OP Units outstanding which are owned by the Limited Partners. Therefore, AIMCO is required to contribute to the Partnership all proceeds from offerings of the AIMCO Class A Common Stock, preferred stock, or any other equity offerings. In addition, substantially all of AIMCO's assets must be owned through the Partnership; therefore, AIMCO is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, AIMCO receives additional interests in the Partnership with similar terms (i.e., if AIMCO contributes proceeds of a preferred stock offering, AIMCO receives Preferred Units).

     AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in all of AIMCO's assets in the process of transfer to the Partnership.

     At September 30, 1999 the Partnership had 72,263,302 Common OP Units outstanding and 23,740,000 Preferred Units outstanding.

     As of September 30, 1999, the Company:

     - owned or controlled 65,546 units in 240 apartment properties;

     - held an equity interest in 167,165 units in 880 apartment properties; and

     - managed 130,107 units in 865 apartment properties for third party owners and affiliates.

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

     The accompanying unaudited consolidated financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature. The following notes to consolidated financial statements highlight significant changes to the notes included in the Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments are of a recurring nature.

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

     As of September 30, 1999 and 1998, respectively, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") had no impact on the Partnership's net income or partners' capital.

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

                             AIMCO PROPERTIES, L.P.

NOTE 4 -- ACQUISITIONS

     During the nine months ended September 30, 1999, in addition to the IPT Merger (see Note 3), the Company purchased twelve apartment communities containing a total of 4,452 apartment units for a total purchase price of $166.7 million.

                                                                           NUMBER       PURCHASE
DATE ACQUIRED                         PROPERTY            LOCATION        OF UNITS       PRICE
-------------                         --------            --------        --------   --------------
May 1999........................  Beach Lake          Durham, NC             345     $ 15.0 million
May 1999........................  Briarwood           Fayetteville, NC       274        8.3 million
May 1999........................  Hunters Creek       Cincinnati, OH         146        4.4 million
May 1999........................  Somerset Lakes      Indianapolis, IN       360       23.5 million
May 1999........................  Steeplechase        Loveland, OH           272       11.0 million
May 1999........................  Walden Village      Clarkson, GA           372       13.4 million
May 1999........................  Windgate Place      Charlotte, NC          196        6.9 million
May 1999........................  Woodfield Gardens   Charlotte, NC          132        3.5 million
May 1999........................  Lake Castleton      Indianapolis, IN     1,265       34.6 million
July 1999.......................  Marbella            Miami, FL              504       19.4 million
July 1999.......................  Bellavista          Miami, FL              352       15.3 million
August 1999.....................  Cameron Villas      Orlando, FL            234       11.4 million
                                                                           -----     --------------
                                                                           4,452     $166.7 million
                                                                           =====     ==============

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

NOTE 6 -- INTEREST INCOME RECOGNITION FOR NOTES RECEIVABLE

     The Company recognizes interest income earned from its investments in notes receivable based upon whether the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes").

     As of September 30, 1999, the Company held $193.1 million of par value notes, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the three and nine months ended September 30, 1999, totaled $4.2 million and $12.5 million, respectively.

     As of September 30, 1999, the Company held discounted notes, including accrued interest, with a carrying value of $57.0 million. The total face value plus accrued interest of these notes was $159.2 million. In general, interest income from the discounted notes is not recognized as it is earned because the timing and amounts of cash flows are not probable and estimable.

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and nine months ended September 30, 1999, the Company recognized deferred interest income and discounts of approximately $10.8 million ($0.15 per basic and diluted unit) and $15.1 million ($0.22 per basic and diluted unit), respectively.

NOTE 7 -- DEBT

     In February 1999, the Partnership terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

                             AIMCO PROPERTIES, L.P.

     During the nine months ended September 30, 1999, the Company closed $181.5 million of long-term fixed rate, fully amortizing notes payable with a weighted average interest rate of 6.9%. Each of the notes is individually secured by one of twenty-six properties with no cross-collateralization. The Company used the net proceeds totaling $176.3 million after transaction costs to repay existing debt. During the nine months ended September 30, 1999, the Company has also assumed $55.7 million of long-term fixed rate, fully amortizing notes payables with a weighted average interest rate of 7.8% in connection with the acquisition of properties. Each of the notes is individually secured by one of three properties with no cross-collateralization.

     In August 1999, AIMCO and the Partnership closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank comprised of a total of nine lender participants. The Partnership is the borrower under the credit agreement, but all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the new credit facility are secured by certain non-real estate assets of the Partnership. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the new credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at September 30, 1999 was 7.95%. The amount available under the credit facility at September 30, 1999 was $188.3 million.

NOTE 8 -- PARTNERS' CAPITAL

  Preferred Units

     All classes of Preferred Units are on equal parity and are senior to Common OP Units. None of the classes of Preferred Units have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

     Holders of the Class B Cumulative Convertible Preferred Units (the "Class B Preferred Units") are entitled to receive, when, as and if declared by the General Partner, quarterly cash distributions per share equal to the greater of $1.78125 or the cash distributions declared on the number of Common OP Units into which one Class B Preferred Unit is convertible. Each Class B Preferred Unit is convertible at the option of the holder, beginning August 1998, into
3.28407 Common OP Units, subject to certain anti-dilution adjustments.

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

                             AIMCO PROPERTIES, L.P.

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

     On February 18, 1999, AIMCO issued 5,000,000 shares of newly created Class K Convertible Cumulative Preferred Stock, par value $.01 per share ("Class K Preferred Stock") in a public offering. The net proceeds of $120.6 million were contributed by AIMCO to the Partnership in exchange for 5,000,000 Class K Preferred Units and were used to repay certain indebtedness and for working capital. For three years, holders of the Class K Preferred Units are entitled to receive, when, as and if declared by the General Partner, annual cash distributions in an amount per unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class K Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per Class K Preferred Unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of Common OP Units into which a Class K Preferred Unit is convertible. The Class K Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of the Partnership, before payment or distributions by the Partnership shall be made to any holders of Common OP Units, the holders of the Class K Preferred Units shall be entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

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

                             AIMCO PROPERTIES, L.P.

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

     On September 15, 1999, AIMCO completed a direct placement of 1,382,580 shares of Class A Common Stock at a net price of $39.50 per share to five institutional investors who are existing shareholders. The net proceeds of approximately $54.6 million were contributed by AIMCO to the Partnership in exchange for 1,382,580 Common OP Units and were used to repay outstanding indebtedness under the new credit facility.

NOTE 9 -- EARNINGS PER COMMON OP UNITS

     The following tables illustrate the calculation of basic and diluted earnings per Common OP Unit for the nine and three months ended September 30, 1999 and 1998 (in thousands, except per unit data):

                                                 NINE MONTHS          NINE MONTHS
                                                    ENDED                ENDED
                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                              ------------------   ------------------
NUMERATOR:
  Net income................................       $ 58,746             $ 56,269
  Preferred unit distributions..............        (41,571)             (16,320)
                                                   --------             --------
  Numerator for basic and diluted earnings
     per common unit -- income attributable
     to common unitholders..................       $ 17,175             $ 39,949
                                                   ========             ========
DENOMINATOR:
  Denominator for basic earnings per common
     unit -- weighted average number of
     common units outstanding...............         67,597               50,420
  Effect of dilutive securities:
     Dilutive potential common units,
       options and warrants.................          1,179                  124
                                                   --------             --------
     Denominator for dilutive earnings per
       common unit..........................         68,776               50,544
                                                   ========             ========
  Basic earnings per common unit:
     Operations.............................       $   0.25             $   0.74
     Gain on disposition of properties......             --                 0.06
                                                   --------             --------
          Total.............................       $   0.25             $   0.80
                                                   ========             ========
  Diluted earnings per common unit:
     Operations.............................       $   0.25             $   0.73
     Gain on disposition of properties......             --                 0.06
                                                   --------             --------
          Total.............................       $   0.25             $   0.79
                                                   ========             ========

                             AIMCO PROPERTIES, L.P.

                                                 THREE MONTHS         THREE MONTHS
                                                    ENDED                ENDED
                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                              ------------------   ------------------
NUMERATOR:
  Net income................................       $19 ,889             $17,745
  Preferred unit distributions..............        (14,636)             (7,670)
                                                   --------             -------
  Numerator for basic and diluted earnings
     per common unit -- income attributable
     to common unitholders..................       $  5,253             $10,075
                                                   ========             =======
DENOMINATOR:
  Denominator for basic earnings per common
     unit -- weighted average number of
     common units outstanding...............         69,925              52,896
  Effect of dilutive securities:
     Dilutive potential common units,
       options and warrants.................          1,081                 627
                                                   --------             -------
     Denominator for dilutive earnings per
       common unit..........................         71,006              53,523
                                                   ========             =======
  Basic earnings per common unit:
     Operations.............................       $   0.07             $  0.18
     Gain on disposition of properties......           0.01                0.01
                                                   --------             -------
          Total.............................       $   0.08             $  0.19
                                                   ========             =======
  Diluted earnings per common unit:
     Operations.............................       $   0.07             $  0.19
     Gain on disposition of properties......             --                  --
                                                   --------             -------
          Total.............................       $   0.07             $  0.19
                                                   ========             =======

NOTE 10 -- INDUSTRY SEGMENTS

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

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Partnership's total revenues during the three months ended September 30, 1999 or September 30, 1998.

                             AIMCO PROPERTIES, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     As of September 30, 1999, the Company owned or managed 362,818 apartment units, comprised of 65,546 units in 240 apartment communities owned or controlled by the Company (the "Owned Properties"), 167,165 units in 880 apartment communities in which the Company has an equity interest (the "Equity Properties") and 130,107 units in 865 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 48 states, the District of Columbia and Puerto Rico.

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

RESULTS OF OPERATIONS

  Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

  NET INCOME

     The Company recognized net income of $58.7 million for the nine months ended September 30, 1999, compared to $56.3 million for the nine months ended September 30, 1998. The increase in net income of $2.4 million, or 4.3%, was primarily the result of the acquisition of Insignia Financial Group, Inc. ("Insignia"), Ambassador Apartments, Inc. ("Ambassador") and Insignia Properties Trust ("IPT"), and the purchase of thirty properties during 1998 and nine properties during 1999.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $347.2 million for the nine months ended September 30, 1999, compared to $265.7 million for the nine months ended September 30, 1998, an increase of $81.5 million, or 30.7%. The increase in rental and other property revenues was primarily due to the acquisitions of Ambassador, Insignia and IPT, and the purchase of thirty properties during 1998 and nine properties during 1999.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $135.9 million for the nine months ended September 30, 1999, compared to $101.6 million for the nine months ended September 30, 1998, an increase of $34.3 million or 33.8%. The increase in property operating expenses was primarily due to the acquisitions of Ambassador, Insignia and IPT, and the purchase of thirty properties during 1998 and nine properties during 1999.

SERVICE COMPANY BUSINESS

     Loss from the service company business was $0.1 million for the nine months ended September 30, 1999, compared to income of $5.7 million for the nine months ended September 30, 1998. The decrease in service company business income of $5.8 million was primarily due to the acquisitions of Insignia and IPT and a change in the allocation of management contracts expense between the consolidated service company and the unconsolidated subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $7.4 million for the nine months ended September 30, 1998 to $9.2 million for the nine months ended September 30, 1999, a 24.3% increase. The increase of $1.8 million is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998 and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added, including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $91.4 million for the nine months ended September 30, 1999, compared to $56.8 million for the nine months ended September 30, 1998, an increase of $34.6 million, or 60.9%. The increase was primarily due to interest expense incurred in connection with the acquisitions of Ambassador, Insignia and IPT, and interest expense incurred in connection with 1998 and 1999 acquisitions.

INTEREST INCOME

     Interest income totaled $39.8 million for the nine months ended September 30, 1999, compared to $18.2 million for the nine months ended September 30, 1998, an increase of $21.6 million. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). $15.1 million of the increase in interest income is due to the recognition of interest income that had previously been deferred and portions of the related discount for certain discounted notes. Based upon closed or pending transactions, market conditions, and improved operations of the obligor, the collectibility of such notes is now believed to be probable and the amounts and timing of collections are estimable. The remaining increase is primarily related to other interest earned on both the par value and discounted notes made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the merger with Insignia and IPT.

  Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

  NET INCOME

     The Company recognized net income of $19.9 million for the three months ended September 30, 1999, compared to $17.7 million for the three months ended September 30, 1998. The increase in net income of $2.2 million, or 12.4%, was primarily the result of the acquisitions of Insignia, Ambassador, and IPT, and the purchase of thirty properties during 1998 and twelve properties during 1999.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $120.4 million for the three months ended September 30, 1999, compared to $104.4 million for the three months ended

September 30, 1998, an increase of $16.0 million, or 15.3%. The increase in rental and other property revenues was primarily due to the acquisitions of Insignia and IPT.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $48.4 million for the three months ended September 30, 1999, compared to $42.0 million for the three months ended September 30, 1998, an increase of $6.4 million or 15.2%. The increase in property operating expenses was primarily due to the acquisitions of Insignia and IPT.

SERVICE COMPANY BUSINESS

     Loss from the service company business was $4.3 million for the three months ended September 30, 1999, compared to income of $1.8 million for the three months ended September 30, 1998. The decrease in service company business of $6.1 million was primarily due to the acquisitions of Insignia and IPT and a change in the allocation of management contracts expense between the consolidated service company and the unconsolidated subsidiaries.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $3.3 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999, a 15.2% increase. The increase is primarily due to additional corporate costs and additional employee salaries associated with the merger with Ambassador in May 1998, the merger with Insignia in October 1998, and the merger with IPT in February 1999. In addition, due to the growth of the Company, several new departments have been added, including legal, tax and tender coordination, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $31.3 million for the three months ended September 30, 1999, compared to $22.0 million for the three months ended September 30, 1998, an increase of $9.3 million, or 42.3%. The increase was primarily due to interest expense incurred in connection with the acquisitions of Ambassador, Insignia and IPT, and interest expense incurred in connection with 1998 and 1999 acquisitions.

INTEREST INCOME

     Interest income totaled $18.4 million for the three months ended September 30, 1999, compared to $6.9 million for the three months ended September 30, 1998, an increase of $11.5 million. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). $10.8 million of the increase in interest income is due to the recognition of interest income that had previously been deferred and portions of the related discount for certain discounted notes. Based upon closed or pending transactions, market conditions, and improved operations of the obligor, the collectibility of such notes is now believed to be probable and the amounts and timing of collections are estimable. The remaining increase is primarily related to other interest earned on both the par value and discounted notes made by the Company to partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the merger with Insignia and IPT.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to meet its short-term liquidity requirements, including property acquisitions, tender offers and refinancing of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term debt, the issuance of debt or equity securities in public offerings or private placements, and cash generated from operations.

     In August 1998, AIMCO and the Partnership filed a shelf registration statement with the SEC with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of September 30, 1999, AIMCO had $1,088 million of securities available and the Partnership had $500 million of securities available from this registration statement.

     In August 1999, AIMCO and the Partnership closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank comprised of a total of nine lender participants. The Partnership is the borrower under the credit agreement, but all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the new credit facility are secured by certain non-real estate assets of the Partnership. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the new credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at September 30, 1999 was 7.95%. The amount available under the credit facility at September 30, 1999 was $188.3 million.

     On September 15, 1999, AIMCO completed a direct placement of 1,382,580 shares of Class A Common Stock at a net price of $39.50 per share to five institutional investors who are existing shareholders. The net proceeds of approximately $54.6 million were contributed by AIMCO to the Partnership in exchange for 1,382,580 Common OP Units and were used to repay outstanding indebtedness under the new credit facility.

     At September 30, 1999, the Company had $56.2 million in cash and cash equivalents. In addition, the Company had $54.1 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, and payments of distributions. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the nine months ended September 30, 1999, the Company made separate offers to the limited partners of 484 partnerships to acquire their limited partnership interests. The Company purchased approximately $140.6 million (including transaction costs) of limited partnership interests.

     In connection with the settlement of certain litigation, the Company has undertaken to commence two rounds of tender offers relating to limited partnership interests in 49 partnerships. The Company is obligated to pay not more than $50 million in cash to purchase limited partnership interests in either round of tender offers.

CAPITAL EXPENDITURES

     For the nine months ended September 30, 1999, the Company spent $30.2 million for Capital Replacements (expenditures for routine maintenance of a property), $9.9 million for Initial Capital Expenditures or "ICE" (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), and $35.3 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). These expenditures were funded by borrowings under the Company's primary credit facility, working capital reserves and net cash provided by operating activities. During 1999, the Company will provide an allowance for capital replacements of $300 per apartment unit. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's credit facility.

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

     For the three months and nine months ended September 30, 1999 and 1998, the Company's FFO was as follows (dollars in thousands):

                                            THREE           THREE
                                           MONTHS          MONTHS        NINE MONTHS     NINE MONTHS
                                            ENDED           ENDED           ENDED           ENDED
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                            1999            1998            1999            1998
                                        -------------   -------------   -------------   -------------
Net Income............................     $19,889         $17,745        $ 58,746        $ 56,269
Gain on disposition of properties.....        (315)           (257)           (330)         (2,783)
Real estate depreciation, net of
  minority interest...................      27,152          24,477          78,960          56,900
Real estate depreciation related to
  unconsolidated entities.............      29,204           8,248          73,950          17,379
Amortization of goodwill..............       2,455           2,350           7,366           7,077
Amortization of recoverable amount of
  management contracts................      11,330           1,113          32,126           4,201
Deferred taxes benefit................       1,305           1,843           3,102           6,134
Preferred unit distributions..........      (7,208)         (6,285)        (26,735)        (12,296)
TOPR's interest expense...............       2,429              --           2,429              --
                                           -------         -------        --------        --------
Funds From Operations (FFO)...........     $86,241         $49,234        $229,614        $132,881
                                           =======         =======        ========        ========
Weighted average number of units and
  common units equivalents
  outstanding:
  Common units and common units
     equivalents......................      77,691          49,866          69,204          47,248
  Preferred units convertible into
     common units.....................       5,555           6,120           7,259           5,759
                                           -------         -------        --------        --------
                                            83,246          55,986          76,463          53,007
                                           =======         =======        ========        ========

     For the nine months ended September 30, 1999 and 1998, net cash flows were as follows (dollars in thousands):

                                                          1999        1998
                                                        ---------   ---------
Cash flow provided by operating activities............  $ 163,852   $  50,825
Cash flow used in investing activities................   (151,534)   (185,453)
Cash flow provided by (used in) financing
  activities..........................................     (8,947)    141,221

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

     In October 1998, the Company merged with Insignia. In April 1999, the Company embarked on a data center consolidation project that unifies the Company's and Insignia's core financial systems under one Year 2000 compliant system. The completion date for this project is October 1999.

     In connection with the data center consolidation, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Company has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

     The total cost to replace the PC-based network servers, routers and desktop PCs was expected to be approximately $1.5 million, of which $1.3 million has been incurred to date.

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

     In 1997, the Company determined that the software used for property management and rent collection was not Year 2000 compliant. During 1998, the Company implemented a Year 2000 compliant system at each of its owned or managed properties, at a cost of $1.5 million. During 1998, the Company acquired 82 properties and acquired the Insignia multi-family business. Insignia owned or managed 1,100 properties. As properties are acquired, the Company converts the existing property management and rent collection systems to the Company's Year 2000 compliant systems. The estimated additional costs to convert such systems at all recently acquired properties, including those acquired from Insignia, is $0.2 million, and the implementation and testing process was completed in June, 1999.

     The final software area is the office software and server operating systems. The Company has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

     A pre-assessment of the Company's properties has indicated no Year 2000 issues. A complete, formal assessment of all properties was completed in September 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

     The total cost incurred, as of September 30, 1999 to replace or repair the operating equipment was approximately $0.1 million. The Company estimates the cost to replace or repair any remaining operating equipment is nominal. The assessment of operating equipment at each of our managed property sites was virtually completed as of September 30, 1999.

     The Company continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within the enterprise.

  Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

     The Company has banking relationships with three major financial institutions, all of which have designated their compliance as of September 30, 1999. The Company has updated data transmission standards with all of our financial institutions.

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

  Costs to Address Year 2000

     The total cost of the Company's Year 2000 project is estimated at $3.3 million and is being funded from operating cash flows. To date, the Company has incurred approximately $3.1 million ($0.8 million expensed and $2.3 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.2 million is attributable to the purchase of new software and operating equipment, which will be capitalized.

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

     The Company had $143.4 million of variable rate debt outstanding at September 30, 1999, which represents 8.5% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $1.4 million on an annual basis.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of September 30, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed with this report (1):

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Seventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of September 27, 1999 (Exhibit 10.1 To
                            Apartment Investment and Management Company's Quarterly
                            Report on Form 10-Q for the quarterly period ending
                            September 30, 1999, is incorporated herein by this
                            reference)
          10.2           -- Credit Agreement (Secured Revolving Credit Facility),
                            dated as of August 16, 1999, among AIMCO Properties,
                            L.P., Bank of America, Bank Boston, N.A., and First Union
                            National Bank (Exhibit 10.1 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
          10.3           -- Borrower Pledge Agreement, dated as of August 16, 1999, between AIMCO Properties, L.P. and Bank of America
                            (Exhibit 10.2 to the Current Report on Form 8-K of
                            Apartment Investment and Management Company, dated August
                            16, 1999, is incorporated herein by this reference)
          10.4           -- Form of Committed Loan Note, issued by AIMCO Properties,
                            L.P., to Bank of America, BankBoston, N.A., and First
                            Union National Bank (Exhibit 10.3 to the Current Report
                            on Form 8-K of Apartment Investment and Management
                            Company, dated August 16, 1999, is incorporated herein by
                            this reference)
          10.5           -- Form of Swing Line Note, issued by AIMCO Properties, L.P.
                            to Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.4 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

     (b) Reports on Form 8-K

Current Report on Form 8-K, dated August 16, 1999, relating to AIMCO Properties, L.P.'s entering into a new secured $300 million revolving credit facility with a syndicate of banks led by Bank of America, BankBoston, N.A., and First Union National Bank.

                             AIMCO PROPERTIES, L.P.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AIMCO PROPERTIES, L.P.

                                            By: AIMCO-GP, Inc., its General
                                            Partner

                                                  /s/ PAUL J. MCAULIFFE
                                            ------------------------------------
                                                     Paul J. McAuliffe
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                (duly authorized officer and
                                                principal financial officer)

Date: November 15, 1999

                                EXHIBIT INDEX(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Seventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of September 27, 1999 (Exhibit 10.1 To
                            Apartment Investment and Management Company's Quarterly
                            Report on Form 10-Q for the quarterly period ending
                            September 30, 1999, is incorporated herein by this
                            reference)
          10.2           -- Credit Agreement (Secured Revolving Credit Facility),
                            dated as of August 16, 1999, among AIMCO Properties,
                            L.P., Bank of America, Bank Boston, N.A., and First Union
                            National Bank (Exhibit 10.1 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
          10.3           -- Borrower Pledge Agreement, dated as of August 16, 1999, between AIMCO Properties, L.P. and Bank of America
                            (Exhibit 10.2 to the Current Report on Form 8-K of
                            Apartment Investment and Management Company, dated August
                            16, 1999, is incorporated herein by this reference)
          10.4           -- Form of Committed Loan Note, issued by AIMCO Properties,
                            L.P., to Bank of America, BankBoston, N.A., and First
                            Union National Bank (Exhibit 10.3 to the Current Report
                            on Form 8-K of Apartment Investment and Management
                            Company, dated August 16, 1999, is incorporated herein by
                            this reference)
          10.5           -- Form of Swing Line Note, issued by AIMCO Properties, L.P.
                            to Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.4 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments