Form 10-K
period 1999-12-31
AIMCO PROPERTIES LP
filed 2000-03-30
CIK 926660

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-24497

                             AIMCO PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1275621
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
        2000 SOUTH COLORADO BOULEVARD,
           TOWER TWO, SUITE 2-1000,
                  DENVER, CO                                     80222-7900
   (Address of principal executive offices)                      (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (303) 757-8101

          Securities Registered Pursuant to Section 12(b) of the Act:

                NOT APPLICABLE                                 NOT APPLICABLE
                --------------                                 --------------
             (Title of each class                     (Name of each exchange on which
             to be so registered)                       each class to be registered)

          Securities Registered Pursuant to Section 12(g) of the Act:

                            PARTNERSHIP COMMON UNITS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 8, 2000, there were 73,424,988 Partnership Common Units outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AIMCO PROPERTIES, L.P.

                               TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

ITEM                                                                PAGE
----                                                                ----
                                 PART I
 1.   Business....................................................    1
      1999 Developments...........................................    1
      Financial Information About Industry Segments...............    4
      Operating and Financial Strategies..........................    4
      Growth Strategies...........................................    5
      Property Management Strategies..............................    6
      Taxation of the Partnership.................................    6
      Taxation of AIMCO...........................................    7
      Competition.................................................    7
      Regulation..................................................    7
      Insurance...................................................    8
      Employees...................................................    9
 2.   Properties..................................................    9
 3.   Legal Proceedings...........................................   10
 4.   Submission of Matters to a Vote of Security Holders.........   11

                                PART II
 5.   Market Price of and Distributions on the Registrant's Common   11
        Units and Related Unitholder Matters......................
 6.   Selected Financial Data.....................................   12
 7.   Management's Discussion and Analysis of Financial Condition    13
        and Results of Operations.................................
7a.   Quantitative and Qualitative Disclosures About Market          21
        Risk......................................................
 8.   Financial Statements and Supplementary Data.................   21
 9.   Changes in and Disagreements with Accountants on Accounting    21
        and Financial Disclosure..................................

                                PART III
10.   Directors and Executive Officers of the Registrant..........   22
11.   Executive Compensation......................................   24
12.   Security Ownership of Certain Beneficial Owners and            26
        Management................................................
13.   Certain Relationships and Related Transactions..............   27

                                PART IV
14.   Exhibits, Financial Statement Schedule and Reports on Form     28
        8-K.......................................................

                                     PART I

ITEM 1. BUSINESS.

     AIMCO Properties, L.P. (together with its subsidiaries and other controlled entities, the "Partnership" (and together with entities in which the Partnership has a controlling financial interest, the "Company")), is a Delaware limited partnership organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the "Act"), and is engaged in the ownership, acquisition, development, expansion, and management of multi-family apartment properties. The term of the Partnership commenced on May 16, 1994, and will continue until December 31, 2093, unless the Partnership is dissolved sooner pursuant to the provisions of the Third Amended and Restated Agreement of limited partnership, dated as of July 29, 1994 (the "Partnership Agreement"), or as otherwise provided by the Act. AIMCO-GP, Inc., a Delaware corporation (the "General Partner"), and a wholly owned subsidiary of Apartment Investment and Management Company, a Maryland corporation, which controls the Partnership ("AIMCO") is the sole general partner of the Partnership, and another wholly owned subsidiary of AIMCO, AIMCO-LP, Inc., a Delaware corporation (the "Special Limited Partner"), is a limited partner in the Partnership. As of December 31, 1999, AIMCO held an approximate 91% interest in the Partnership. AIMCO, which was formed on January 10, 1994, is a self-administered and self-managed REIT that does not have any material assets or operations other than its interest in the Partnership. On July 24, 1994, AIMCO completed its initial public offering and engaged in a business combination and consummated a series of related transactions which enabled it to continue and expand the property management and related businesses of Property Asset Management, L.L.C. and its affiliated companies, and PDI Realty Enterprises, Inc.

     Based on apartment unit data compiled by the National Multi Housing Council, we believe that, as of December 31, 1999, the Company was the largest owner and manager of multifamily apartment properties in the United States. As of December 31, 1999, the Company owned or managed 363,462 apartment units in 1,942 properties located in 48 states, the District of Columbia and Puerto Rico, as follows:

     - owned or controlled 106,148 units in 373 apartment properties;

     - held an equity interest in 133,113 units in 751 apartment properties; and

     - managed 124,201 units in 818 apartment properties for third party owners and affiliates.

By virtue of its aggregate 91% interest in the Partnership and its control of the General Partner, AIMCO has the ability to control all of the day-to-day operations of the Partnership. Moreover, by virtue of its ownership interest in the Partnership and the General Partner, AIMCO is able to approve amendments to the Partnership Agreement, without the approval of any other limited partners of the Partnership, except for certain amendments that require the approval of all of the limited partners. AIMCO conducts substantially all of its operations through the Partnership. From time to time the Company has formed corporations (the "Management Companies") in which the Partnership holds non-voting preferred stock and 100% of the voting stock is owned by certain of the Company's executive officers (or entities controlled by them), including Messrs. Considine and Kompaniez. The Management Companies were formed to engage in businesses generally not permitted under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

     The Partnership's principal executive offices are located at 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222-7900 and its telephone number is (303) 757-8101.

1999 DEVELOPMENTS

  Individual Property Acquisitions

     The Company directly acquired 28 apartment communities in unrelated transactions during 1999 (not including those acquired in connection with the merger with Insignia Properties Trust, "IPT"). The aggregate consideration paid by the Company of $495.0 million consisted of $91.5 million in cash, 2.4 million Partnership Preferred Units ("Preferred Units"), 1.4 million Partnership Common Units ("OP Units") with a total recorded value of $116.8 million, assumption of $110.1 million of secured long-term indebtedness, the assumption of $15.2 million of other liabilities, and new financing of $161.4 million of secured long-term indebtedness. The Company has budgeted an additional $23.9 million for initial capital enhancements related to these properties.

  Tender Offers

     During 1999, the Company made separate offers to the limited partners of approximately 600 partnerships to acquire their limited partnership interests. The Company paid approximately $258 million in cash and OP Units to acquire limited partnership interests pursuant to the offers.

  Property Dispositions

     In 1999, the Company sold 63 properties for an aggregate sales price of approximately $426.0 million. Net cash proceeds to the Company from the sales of $135.8 million were used to repay a portion of the Company's outstanding short-term indebtedness. The results of operations of 55 of these properties were accounted for by the Company under the equity method.

  Debt Assumptions and Financings

     In August 1999, AIMCO and the Partnership closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank and comprised of a total of nine lender participants. The obligations under the new credit facility are secured by certain non-real estate assets of the Company. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the new credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 1999 was 8.84%. The amount available under the credit facility at December 31, 1999 was $90.8 million.

     In March 2000, the Partnership executed an Amended and Restated Credit Agreement which increases its existing credit facility to $345 million, with an additional potential increase up to $400 million.

     During the year ended December 31, 1999, the Company issued $410.3 million of long-term fixed rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 7.3%. Each of the notes is individually secured by one of forty properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $373.6 million to repay existing debt. During the year ended December 31, 1999, the Company has also assumed $110.1 million of long-term fixed rate, fully amortizing notes payables with a weighted average interest rate of 7.9% in connection with the acquisition of properties. Each of the notes is individually secured by one of thirteen properties with no cross-collateralization.

  Equity Offerings

     The Partnership Agreement requires that, whenever AIMCO issues shares of its Class A Common Stock or its preferred stock, the proceeds from such issuances are contributed to the Partnership in exchange for an equal number of OP Units or Preferred Units, respectively. In 1999, AIMCO raised proceeds of $304.6 million in one public offering and two direct placements of equity securities. The total proceeds were contributed by AIMCO to the Partnership in exchange for similar classes of preferred units that have the same respective terms as the preferred stock detailed below. These transactions are summarized below:

                                                          NUMBER     TOTAL PROCEEDS   DIVIDEND OR
                                                            OF             IN         DISTRIBUTION
TRANSACTION                         TYPE       DATE       SHARES        MILLIONS          RATE
-----------                        ------   ----------    ------     --------------   ------------
Class K Convertible Cumulative
  Preferred Stock of AIMCO.......  Public    Feb. 1999   5,000,000       $125.0            (1)
Class L Convertible Cumulative
  Preferred Stock of AIMCO.......  Direct     May 1999   5,000,000        125.0            (2)
Class A Common Stock of AIMCO....  Direct   Sept. 1999   1,382,580         54.6
                                                                         ------
       Total Proceeds 1999.......                                        $304.6
                                                                         ======

---------------

(1) For three years from the date of original issuance, the Class K Preferred Stock dividend will be in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock (or portion thereof) into which a share of Class K Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the Class K Preferred Stock dividend per share will be increased to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock (or portion thereof) into which a share of Class K Preferred Stock is convertible. The Class K Preferred Units held by AIMCO have the same terms as the Class K Preferred Stock.

(2) For three years from the date of original issuance, the Class L Preferred Stock dividend will be in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Class A Common Stock into which a share of Class L Preferred Stock is convertible. The Class L Preferred Units held by AIMCO have the same terms as the Class L Preferred Stock.

  Insignia Properties Trust Merger

     As a result of the Insignia merger on October 1, 1998, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged into AIMCO. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO were converted into the right to receive 0.3601 shares of AIMCO Class A Common Stock, resulting in the issuance of approximately 4.3 million shares of AIMCO Class A Common Stock (valued at approximately $158.8 million). Concurrently with the IPT merger, all the assets and liabilities of IPT were contributed by AIMCO to the Partnership in exchange for approximately 8.9 million OP Units (valued at approximately $318.2 million). Also in connection with the IPT merger, the IPLP Exchange and Assumption (under which the Partnership purchased from IPLP, a subsidiary of IPT, the economic interests underlying substantially all the assets of IPLP in exchange for assumption of all of IPLP's obligations and approximately 10.2 million OP Units) was unwound. The approximately 10.2 million OP Units issued in connection with the IPLP Exchange and Assumption were also canceled at that time.

  Pending Acquisitions

     In the ordinary course of business, the Company engages in discussions and negotiations regarding the acquisition of apartment properties (including interests in entities that own apartment properties). The Company frequently enters into contracts and non-binding letters of intent with respect to the purchase of properties. These contracts are typically subject to certain conditions and permit the Company to terminate the contract in its sole and absolute discretion if it is not satisfied with the results of its due diligence investigation of the properties. The Company believes that such contracts essentially result in the creation of an option on the subject properties and give the Company greater flexibility in seeking to acquire properties. As of February 29, 2000, the Company had under contract or letter of intent an aggregate of 10 multi-family apartment properties with a maximum aggregate purchase price of $107.6 million, including estimated capital improvements, which, in some cases, may be paid in the form of assumption of existing debt. All such contracts are subject to termination by the Company as described above. No assurance can be given that any of these possible acquisitions will be completed or, if completed, that they will be accretive on a per share basis.

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

OPERATING AND FINANCIAL STRATEGIES

     The Company strives to meet its objective of providing long-term, predictable funds from operations ("FFO") per OP Unit, less an allowance for Capital Replacements of $300 per apartment unit, by implementing its operating and financing strategies which include the following:

     - Acquisition of Properties at Less Than Replacement Cost. The Company attempts to acquire properties at a significant discount to their replacement cost.

     - Geographic Diversification. The Company operates in 48 states, the District of Columbia and Puerto Rico. This geographic diversification insulates the Company, to some degree, from inevitable downturns in any one market. The Company's net income before depreciation and interest expense is earned in more than 175 local markets. In 1999, the largest single market contributed 7% to net income before depreciation and interest expense, and the five largest markets contributed 32%.

     - Market Growth. The Company seeks to operate in markets where population and employment growth are expected to exceed the national average and where it believes it can become a regionally significant owner or manager of properties. For the period from 1997 through 2000, annual population and employment growth rates in the Company's five largest regional markets are forecasted to be 2.2% and 3.6%, respectively.

     - Product Diversification. The Company's portfolio of apartment properties spans a wide range of apartment community types, both within and among markets, including garden and high-rise apartments, as well as corporate and student housing.

     - Capital Replacement. The Company believes that the physical condition and amenities of its apartment communities are important factors in its ability to maintain and increase rental rates. The Company allocates approximately $300 annually per owned apartment unit for capital replacements, and reserves unexpended amounts for future capital replacements.

     - Debt Financing. The Company's strategy is generally to incur debt to increase its return on equity while maintaining acceptable interest coverage ratios. The Company seeks to maintain a ratio of free cash flow to combined interest expense and preferred stock dividends of between 2:1 and 3:1, and a ratio of earnings before interest, income taxes, depreciation and amortization (with certain adjustments and after a provision of approximately $300 per owned apartment unit) to debt service of at least 2:1, and to match debt maturities to the character of the assets financed. For the year ended December 31, 1999, the Company was within these targets. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long-term debt financings. As of December 31, 1999, approximately 9% of the Company's outstanding debt was short-term debt and 91% was long-term debt.

     - Dispositions. The Company regularly sells properties that do not meet its return on investment criteria or that are located in areas where the Company does not believe that the long-term neighborhood values justify the continued investment in the properties.

     - Dividend Policy. The Partnership pays distributions on its OP Units to share its profitability with its OP Unitholders. The Partnership distributed 61.3%, 65.7% and 66.5% of FFO to holders of OP Units for the years ended December 31, 1999, 1998 and 1997, respectively. It is the present policy of the Board of Directors of AIMCO, as General Partner, to increase the distribution annually in an amount equal to one-half of the projected increase in FFO, adjusted for Capital Replacements, subject to minimum distribution requirements applicable to REITs.

GROWTH STRATEGIES

     The Company seeks growth through two primary sources -- internal expansion and acquisitions.

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

     - Expansion of Properties. The Company believes that expansion within or adjacent to properties already owned or managed by the Company also provides growth opportunities at lower risk than new development. Such expansion can offer cost advantages to the extent common area amenities and on-site management personnel can service the property expansions. The Company's current policy is to limit redevelopments and expansions to 10% of total equity market capitalization.

     - Ancillary Services. The Company believes that its ownership and management of properties provides it with unique access to a customer base that allows us to provide additional services and thereby increase occupancy, increase rents and generate incremental revenue. The Company currently provides cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

  Acquisition Strategies.

     The Company believes its acquisition strategies will increase profitability and predictability of earnings by increasing its geographic diversification, economies of scale and opportunities to provide ancillary services to tenants at its properties. Since AIMCO's initial public offering in July 1994, the Company has completed numerous acquisitions, expanding its portfolio of owned or managed properties from 132 apartment properties with 29,343 units to 1,942 apartment properties with 363,462 units as of December 31, 1999. The Company acquires additional properties primarily in three ways:

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

     - Acquisition of Managed Properties. The Company believes that its property management operations support its acquisition activities. Since AIMCO's initial public offering, the Company has acquired from its managed portfolio 16 properties comprising 5,697 units for total consideration of $189.9 million.

     - Increasing its Interest in Partnerships. For properties where the Company owns a general partnership interest in the property-owning partnership, the Company may seek to acquire, subject to its fiduciary duties, the interests in the partnership held by third parties for cash or, in some cases, in exchange for OP Units. The Company has completed tender offers with respect to approximately 1,000 partnerships and has purchased additional interests in such partnerships for cash and for OP Units.

PROPERTY MANAGEMENT STRATEGIES

     The Company seeks to improve the operating results from its property management business by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. The Company's management operations are organized into 31 regional operating centers. Each of the regional operating centers is supervised by a Regional Vice-President.

TAXATION OF THE PARTNERSHIP

     The Partnership is treated as a "pass-through" entity for Federal income tax purposes and is not itself subject to Federal income taxation. Each partner of the partnership, however, is subject to tax on his allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits ("Partnership Tax Items") for each taxable year, regardless of whether the Partnership makes any actual distributions of cash or other property during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by the Partnership, rather than at the partner level, and the amount of a partner's allocable share of such item is governed by the terms of the partnership agreement. AIMCO, the General Partner, is the "tax matters partner" of the Partnership for Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of the Partnership with respect to tax matters.

TAXATION OF AIMCO

     AIMCO has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994, and the Company intends to continue to operate in such a manner. AIMCO's current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.

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

     If in any taxable year AIMCO fails to qualify as a REIT and incurs additional tax liability, AIMCO may need to borrow funds or liquidate certain investments in order to pay the applicable tax and AIMCO would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, AIMCO would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although AIMCO currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause AIMCO to fail to qualify as a REIT or may cause the Board of Directors to revoke AIMCO's REIT election.

     AIMCO and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of AIMCO and its stockholders may not conform to the U.S. federal income tax treatment.

COMPETITION

     There are numerous housing alternatives that compete with the Company's properties in attracting residents. The Company's properties compete directly with other multi-family rental apartments and single family homes that are available for rent or purchase in the markets in which the Company's properties are located. The Company's properties also compete for residents with new and existing and condominiums. The number of competitive properties in a particular area could have a material effect on the Company's ability to lease apartment units at its properties and on the rents charged. The Company competes with numerous real estate companies in acquiring, developing and managing multi-family apartment properties and seeking tenants to occupy its properties. In addition, the Company competes with numerous property management companies in the markets where the properties managed by the Company are located.

REGULATION

  General

     Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Company's cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

  Laws Benefiting Disabled Persons

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

  Regulation of Affordable Housing

     As of December 31, 1999, the Company owned or controlled 27 properties and held an equity interest in 434 properties with a combined weighted average ownership percentage of 24%. AIMCO also managed for third parties and affiliates 477 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development ("HUD") or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. The Company must obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted or HUD-insured property. This approval process is commonly referred to as "2530 Clearance." The Company had three unresolved flags in the 2530 system as of December 31, 1999, which the Company believes will not have a material effect on its ability to receive 2530 approval. The Company can make no assurance, however, that it will always receive such approval.

  Environmental

     The Company is subject to various Federal, state and local laws that impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. The Company also is subject to various laws that impose liability for the cost of removal or remediation of hazardous substances at a disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we may acquire or manage in the future.

INSURANCE

     Management believes that the Company's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

     The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company, through the Partnership and the Management Companies, has approximately 12,500 employees, most of whom are employed at the property level. None of the employees are represented by a union, and the Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2. PROPERTIES.

     The Company's properties are located in 48 states, Puerto Rico and the District of Columbia. The properties are managed by four Division
Vice-Presidents controlling 31 regional operating centers. The following table sets forth information for the regional operating centers as of December 31, 1999:

                                                                     NUMBER
                                                                       OF       NUMBER OF
              REGIONAL OPERATING CENTER                DIVISION    PROPERTIES     UNITS
              -------------------------                ---------   ----------   ---------
Chicago, IL..........................................  Far West         57        10,761
Denver, CO...........................................  Far West         84        14,279
Kansas City, MO......................................  Far West         72        11,094
Los Angeles, CA......................................  Far West         53         9,505
Oakland, CA..........................................  Far West         69         8,013
Phoenix, AZ..........................................  Far West         52        13,008
                                                                     -----       -------
                                                                       387        66,660
                                                                     -----       -------
Allentown, PA........................................  East            116         9,693
Columbia, SC.........................................  East             73        13,767
Greenville, SC.......................................  East             86        12,016
Philadelphia, PA.....................................  East             62        19,512
Rockville, MD........................................  East             62        16,881
Tarrytown, NY........................................  East             67         9,413
                                                                     -----       -------
                                                                       466        81,282
                                                                     -----       -------
Atlanta, GA..........................................  Southeast        56        11,066
Boca Raton, FL.......................................  Southeast        25         6,083
Miami, FL............................................  Southeast        32         7,400
Mobile, AL...........................................  Southeast        60         9,893
Nashville, TN........................................  Southeast        58        10,720
Orlando, FL..........................................  Southeast        48        10,444
Tampa, FL............................................  Southeast        56        12,921
                                                                     -----       -------
                                                                       335        68,527
                                                                     -----       -------
Austin, TX...........................................  West             54        10,202
Columbus, OH.........................................  West             62        12,426
Dallas I, TX.........................................  West             58        10,989
Dallas II, TX........................................  West             68        13,281
Houston I, TX........................................  West             47        10,290
Houston II, TX.......................................  West             48        12,062
Indianapolis, IN.....................................  West             51        13,741
                                                                     -----       -------
                                                                       388        82,991
                                                                     -----       -------

                                                                     NUMBER
                                                                       OF       NUMBER OF
              REGIONAL OPERATING CENTER                DIVISION    PROPERTIES     UNITS
              -------------------------                ---------   ----------   ---------
Portfolio:
Senior Living Sub ROC 1..............................  Oxford            8         1,637
Affordable Midwest...................................  Oxford           42         5,409
Conventional Mideast.................................  Oxford           32         8,289
Conventional Midwest.................................  Oxford           45        10,725
Conventional South...................................  Oxford           38        10,337
                                                                     -----       -------
                                                                       165        36,397
                                                                     -----       -------
Other................................................                  201        27,605
                                                                     -----       -------
                                                                     1,942       363,462
                                                                     =====       =======

     At December 31, 1999, the Company owned or controlled 373 properties containing 106,148 units. These owned or controlled properties contain, on average, 285 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. In addition, at December 31, 1999, the Company held an equity interest in 751 properties containing 133,113 units, and managed 818 other properties containing 124,201 units. The Company's total portfolio of 1,942 properties contain, on average, 187 apartment units, with the largest property containing 2,907 apartment units.

     Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness or serve as collateral for the Company's indebtedness. At December 31, 1999, the Company had aggregate mortgage indebtedness totaling $2,375.1 million, which was secured by 361 properties with a combined net book value of $4,028.8 million, having an aggregate weighted average interest rate of 6.66%. As of December 31, 1999, approximately 9% of the Company's outstanding debt was short-term debt and 91% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Company's indebtedness.

ITEM 3. LEGAL PROCEEDINGS.

  General

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

  Limited Partnerships

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

  Pending Investigations of HUD Management Arrangements

     In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provides compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or the Company or, to NHP's or the Company's knowledge, any owner of a HUD property managed by NHP. The Company believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. The Company is cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DISTRIBUTIONS ON THE REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS.

     There is no public market for the OP Units, and the Partnership does not intend to list the OP Units on any securities exchange. In addition, the Partnership Agreement restricts the transferability of OP Units. The following table sets forth the cash distributions per OP Unit during the years ended December 31, 1999 and 1998.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1999     1998
                                                              ------   -------
1st Quarter.................................................  $0.625   $0.5625
2nd Quarter.................................................   0.625    0.5625
3rd Quarter.................................................   0.625    0.5625
4th Quarter.................................................   0.625    0.5625

     On March 8, 2000, there were 73,424,988 OP Units outstanding, held by 2,627 Unitholders of record.

     For the year ended December 31, 1999, the Partnership issued 1.0 million OP Units and 2.3 million Preferred Units in transactions to acquire real estate property or interests in real estate property. Each of these transactions was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof or Regulation D thereunder.

     During the year ended December 31, 1999, the Partnership issued to AIMCO, in exchange for cash, 5,000,000 Class K Preferred Units, and 5,000,000 Class L Preferred Units. All the proceeds were used to repay indebtedness or for general corporate purposes. Each of these transactions was also exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The following historical selected financial data for the Company is based on audited financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------
                                                               1999         1998         1997        1996       1995
                                                            ----------   ----------   ----------   --------   --------
OPERATING DATA:
RENTAL PROPERTY OPERATIONS:
Rental and other income...................................  $  531,883   $  373,963   $  193,006   $100,516   $ 74,947
Property operating expenses...............................    (213,959)    (145,966)     (76,168)   (38,400)   (30,150)
Owned property management expenses........................     (15,322)     (10,882)      (6,620)    (2,746)    (2,276)
Depreciation..............................................    (131,257)     (83,908)     (37,741)   (19,556)   (15,038)
                                                            ----------   ----------   ----------   --------   --------
Income from property operations...........................     171,345      133,207       72,477     39,814     27,483
                                                            ----------   ----------   ----------   --------   --------
SERVICE COMPANY BUSINESS:
Management fees and other income..........................      42,877       22,675       13,937      8,367      8,132
Management and other expenses.............................     (25,470)     (16,960)     (10,961)    (6,150)    (5,731)
                                                            ----------   ----------   ----------   --------   --------
Income from service company business......................      17,407        5,715        2,976      2,217      2,401
                                                            ----------   ----------   ----------   --------   --------
General and administrative expenses.......................     (12,016)     (10,336)      (5,396)    (1,512)    (1,804)
Interest expense..........................................    (139,124)     (88,208)     (51,385)   (24,802)   (13,322)
Interest income...........................................      62,183       28,170        8,676        523        658
Equity in losses of unconsolidated real estate
  partnerships............................................      (2,588)      (2,665)      (1,798)        --         --
Equity in earnings (losses) of unconsolidated
  subsidiaries............................................      (2,400)      12,009        4,636         --         --
Loss from IPLP Exchange and Assumption....................        (684)      (2,648)          --         --         --
Minority interest.........................................      (5,788)      (1,868)       1,008       (111)        --
Amortization..............................................      (5,860)      (8,735)        (948)      (500)      (428)
                                                            ----------   ----------   ----------   --------   --------
Income from operations....................................      82,475       64,641       30,246     15,629     14,988
Gain (loss) on disposition of properties..................      (1,785)       4,287        2,720         44         --
                                                            ----------   ----------   ----------   --------   --------
Income before extraordinary item..........................      80,690       68,928       32,966     15,673     14,988
Extraordinary item -- early extinguishment of debt........          --           --         (269)        --         --
                                                            ----------   ----------   ----------   --------   --------
Net income................................................  $   80,690   $   68,928   $   32,697   $ 15,673   $ 14,988
                                                            ==========   ==========   ==========   ========   ========
OTHER INFORMATION:
Total owned or controlled properties (end of period)......         373          234          147         94         56
Total owned or controlled apartment units (end of
  period).................................................     106,148       61,672       40,039     23,764     14,453
Total equity apartment units (end of period)..............     133,113      171,657       83,431      3,611      6,349
Units under management (end of period)....................     124,201      146,034       69,587     15,439     13,245
Basic earnings per OP Unit................................  $     0.39   $     0.80   $     1.09   $   1.05   $   0.86
Diluted earnings per OP Unit..............................  $     0.38   $     0.78   $     1.08   $   1.04   $   0.86
Distributions paid per OP Unit............................  $     2.50   $     2.25   $     1.85   $   1.70   $   1.66
BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation..............  $4,508,535   $2,743,865   $1,657,207   $865,222   $477,162
Real estate, net of accumulated depreciation..............   4,092,543    2,515,710    1,503,922    745,145    448,425
Total assets..............................................   5,684,251    4,186,764    2,100,510    827,673    480,361
Total indebtedness........................................   2,584,289    1,601,730      808,530    522,146    268,692
Redeemable partnership units..............................          --           --      197,086     96,064     38,463
Partnership-obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust..............     149,500      149,500           --         --         --
Partners' capital.........................................   2,486,889    2,153,335      960,176    178,462    160,947

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report and other filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company's cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, AIMCO's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K. The following discussion of results of operations is based on net income calculated under accounting principles generally accepted in the United States. The Company, however, considers funds from operations, less a reserve for capital replacements, to be a more meaningful measure of economic performance.

RESULTS OF OPERATIONS

  Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998

     NET INCOME

     The Company recognized net income of $80.7 million, and net income attributable to holders of OP Units of $26.5 million, for the year ended December 31, 1999, compared to net income and net income attributable to holders of OP Units of $68.9 million and $42.4 million, respectively, for the year ended December 31, 1998. Net income attributable to holders of OP Units represents net income less distributions on Preferred Units.

     The increase in net income of $11.8 million, or 17.1%, was primarily the result of the following:

     - the increase in net "same store" property results;

     - the acquisition of 22,459 units in 82 apartment communities during 1998;

     - the acquisition of 12,721 units in 28 apartment communities during 1999;

     - the acquisition of Ambassador Apartments, Inc. in May 1998 which impacted the second half of 1998;

     - the acquisition of the Insignia Multi-family Business in October 1998 which primarily impacted 1999;

     - the completion of the Insignia Properties Trust Merger in February 1999;

     - the purchase of $258 million in limited partnership interests from unaffiliated third parties; and

     - an increase in interest income on notes receivable from unconsolidated real estate partnerships.

     The effect of the above on net income was partially offset by the sale of eight properties in 1999 and four properties in 1998. These factors are discussed in more detail in the following paragraphs.

  Rental Property Operations

     The increases in rental property operations resulted primarily from improved same store sales results, acquisitions of properties in 1998 and 1999, and through the purchase of limited partnership interests from unaffiliated third parties which gave the Company a controlling interest in partnerships owning 125 properties in 1999.

     Rental and other property revenues from the Company's owned and controlled properties totaled $531.9 million for the year ended December 31, 1999, compared to $374.0 million for the year ended December 31, 1998, an increase of $157.9 million, or 42.2%.

     Property operating expenses totaled $214.0 million for the year ended December 31, 1999, compared to $146.0 million for the year ended December 31, 1998, an increase of $68.0 million, or 46.6%. Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance.

     Owned property management expenses, representing the costs of managing the Company's owned or controlled properties, totaled $15.3 million for the year ended December 31, 1999, compared to $10.9 million for the year ended December 31, 1998, an increase of $4.4 million, or 40.4%.

  Service Company Business

     Income from the service company business was $17.4 million for the year ended December 31, 1999, compared to $5.7 million for the year ended December 31, 1998, an increase of $11.7 million or 205.3%. The increase was primarily due to management contracts acquired in the Insignia and IPT mergers that are held by the Company, as well as the transfer of majority-owned management contracts from the unconsolidated management companies to the Company. When the Company owns at least a 40% interest in a real estate partnership, the management contract with that real estate partnership is assigned to the Company increasing the amount of revenues recognized by the consolidated service company operations.

  General and Administrative Expenses

     General and administrative expenses totaled $12.0 million for the year ended December 31, 1999, compared to $10.3 million for the year ended December 31, 1998, an increase of $1.7 million, or 16.5%. The increase in general and administrative expenses is primarily due to efforts to align expenses with the revenues they help generate. The results of these efforts increased the amount of expenses allocated to both consolidated and unconsolidated service company management expenses.

  Interest Expense

     Interest expense, which includes the amortization of deferred finance costs, totaled $139.1 million for the year ended December 31, 1999, compared to $88.2 million for the year ended December 31, 1998, an increase of $50.9 million or 57.7%. The increase was primarily due to interest expense incurred in connection with 1999 and 1998 acquisitions, as well as the consolidation of an additional 125 properties when control was obtained.

  Interest Income

     Interest income totaled $62.2 million for the year ended December 31, 1999, compared to $28.2 million for the year ended December 31, 1998, an increase of $34.0 million or 120.6%. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). $32.5 million of the increase in interest income is due to the recognition of interest income that had previously been deferred and portions of the related discounts for certain discounted notes. Based upon closed or pending transactions, market conditions, and improved operations of the obligor, the collectibility of such notes is now believed to be probable and the amounts and timing of collections are estimable. The remaining increase is primarily related to other recurring interest earned on both the par value and discounted notes made by the Company to the partnerships in which the Company acts as the general partner and interest earned on notes receivable acquired in the mergers with Insignia and IPT.

  Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997

     NET INCOME

     The Company recognized net income of $68.9 million, and net income attributable to holders of OP Units of $42.4 million, for the year ended December 31, 1998, compared to net income and net income attributable to holders of OP Units of $32.7 million and $30.4 million, respectively, for the year ended December 31, 1997. Net income attributable to holders of OP Units represents net income less distributions on Preferred Units.

     The increase in net income of $36.2 million, or 110.7%, was primarily the result of the following:

     - the increase in net "same store" property results;

     - the acquisition of 11,706 units in 44 apartment communities during 1997;

     - the acquisition of 22,459 units in 82 apartment communities during 1998;

     - the acquisition of NHP Incorporated ("NHP") in December 1997 which impacted operations in 1998;

     - the acquisition of Ambassador Apartments, Inc. in May 1998 which impacted the second half of 1998;

     - the acquisition of the Insignia Multi-family Business in October 1998 which impacted the last quarter of 1998; and

     - an increase in interest income on notes receivable from unconsolidated real estate partnerships.

     The effect of the above on net income was partially offset by the sale of four properties in 1998 and five properties in 1997. These factors are discussed in more detail in the following paragraphs.

  Rental Property Operations

     The increases in rental property operations resulted primarily from improved same store sale results, acquisitions of properties in 1997 and 1998, and acquisitions of controlling interests in properties through the NHP, Ambassador and Insignia mergers.

     Rental and other property revenues from the Company's owned and controlled properties totaled $374.0 million for the year ended December 31, 1998, compared to $193.0 million for the year ended December 31, 1997, an increase of $181.0 million, or 93.8%.

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

  Service Company Business

     Income from the service company business was $5.7 million for the year ended December 31, 1998, compared to $3.0 million for the year ended December 31, 1997, an increase of $2.7 million or 90.0%. The increase was primarily due to management contracts acquired in the Insignia merger that are held by the Company, as well as the transfer of majority-owned management contracts from the management companies to the Company. When the Company owns at least a 40% interest in a real estate partnership, the management contract with that real estate partnership is assigned to the Company increasing the amount of revenues recognized by the consolidated service company operations.

  General and Administrative Expenses

     General and administrative expenses totaled $10.3 million for the year ended December 31, 1998, compared to $5.4 million for the year ended December 31, 1997, an increase of $4.9 million, or 90.7%. The increase in general and administrative expenses is primarily due to additional corporate costs and additional employee salaries associated with the purchase of NHP Real Estate Companies in June 1997 and the mergers with NHP Incorporated in December 1997, Ambassador Apartments, Inc. in May 1998 and Insignia Financial Group, Inc. in October 1998. In addition, due to the growth of the Company, several new departments have been added including legal, tax and Limited Partnership administration, as well as increased levels of personnel in the accounting and finance departments.

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

  Interest Income

     Interest income totaled $28.2 million for the year ended December 31, 1998, compared to $8.7 million for the year ended December 31, 1997. The increase is primarily due to interest earned on the increased average outstanding balances of notes receivable from unconsolidated real estate partnerships and subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $101.6 million in cash and cash equivalents and $84.6 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships and subsidiaries which are not presented on a consolidated basis. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of and investments in properties, distributions paid to its unitholders and distributions paid to limited partners. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands.

     In August 1999, AIMCO and the Partnership closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank and comprised of a total of nine lender participants. The obligations under the credit facility are secured by certain non-real estate assets of the Company. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 1999 was 8.84%. The amount available under the credit facility at December 31, 1999 was $90.8 million.

     In March 2000, the Partnership executed an Amended and Restated Credit Agreement which increases its existing credit facility to $345 million, with an additional potential increase up to $400 million.

     As of December 31, 1999, 96.8% of the Company's owned or controlled properties and 45.4% of its total assets were encumbered by debt. The Company had total outstanding indebtedness of $2,584.3 million, of which $2,375.1 million was secured by properties. The Company's indebtedness is comprised of $1,954.3 million of secured long-term financing, $420.8 million of secured tax-exempt bond financing and $209.2 in unsecured short-term financing. As of December 31, 1999, approximately 9% of the Company's indebtedness bears interest at variable rates. General Motors Acceptance Corporation has made 113 loans (the "GMAC Loans") to property owning partnerships of the Company, each of which is secured by the property owned by such partnership. The 113 GMAC Loans had an aggregate outstanding principal balance of $570.1 million as of December 31, 1999. Certain GMAC Loans are cross-collateralized with certain other GMAC Loans. Other than certain GMAC Loans, none of the Company's debt is subject to cross-collateralization provisions. The weighted average interest rate on the Company's secured, long-term notes payable was 6.66% with a weighted average maturity of 12.8 years as of December 31, 1999. At December 31, 1999, the weighted average interest rate on the Company's unsecured short-term financing was 8.84%.

     During the year ended December 31, 1999, the Company issued $410.3 million of long-term fixed rate, fully amortizing notes payable with a weighted average interest rate of 7.3%. Each of the notes is individually secured by one of forty properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $373.6 million to repay existing debt. During the year ended December 31, 1999, the Company has also assumed $110.1 million of long-term fixed rate, fully amortizing notes payable with a weighted average interest rate of 7.9% in connection with the acquisition of properties. Each of the notes is individually secured by one of thirteen properties with no cross-collateralization.

     The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations. In August 1998, AIMCO and the Partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO's 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 1999, AIMCO had $1,088 million available and the Partnership had $500 million available from this registration statement. The Company expects to finance acquisition of real estate interests with cash from operations or the issuance of equity securities and debt.

CAPITAL EXPENDITURES

     For the year ended December 31, 1999, the Company spent a total of $291.7 million for capital expenditures on its portfolio of assets. The Company's share of those expenditures for its conventional assets are as follows: $38.4 million for capital replacements (expenditures for routine maintenance of a property); $54.8 million for Initial Capital Expenditures ("ICE", expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition); and $43.3 million for construction and capital enhancements (amenities that add a material new feature or revenue source at a property). The expenditures for capital replacements in 1999 exceeded the provision of $300 per apartment provided for by the Company by $9.7 million which represents unspent capital replacements and ICE from prior years. These expenditures were funded by net cash provided by operating activities, working capital reserves, and borrowings under the Company's credit facility. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company's credit facility.

     The Company's accounting treatment of various capital and maintenance costs is detailed in the following table:

                                                                             DEPRECIABLE LIFE
EXPENDITURE                                           ACCOUNTING TREATMENT       IN YEARS
-----------                                           --------------------   ----------------
Initial capital expenditures........................            capitalize       5 to 15
Capital enhancements................................            capitalize       5 to 30
Capital replacements:
Carpet/vinyl replacement............................            capitalize             5
Carpet cleaning.....................................               expense           N/A
Major appliance replacement (refrigerators, stoves,
  Dishwashers, washers/dryers)......................            capitalize             5
Cabinet replacement.................................            capitalize             5
Major new landscaping...............................            capitalize             5
Seasonal plantings and landscape replacements.......               expense           N/A
Roof replacements...................................            capitalize            15
Roof repairs........................................               expense           N/A
Model furniture.....................................            capitalize             5
Office equipment....................................            capitalize             5
Exterior painting, significant......................            capitalize             5
Interior painting...................................               expense           N/A
Parking lot repairs.................................               expense           N/A
Parking lot repaving................................            capitalize            15
Equipment repairs...................................               expense           N/A
General policy for capitalization...................    capitalize amounts       Various
                                                         in excess of $250

FUNDS FROM OPERATIONS

     The Company measures its economic profitability based on funds from operations ("FFO"), less a reserve for capital replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve, provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of distributions on Preferred Units. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     For the years ended December 31, 1999, 1998 and 1997, the Company's FFO is calculated as follows (amounts in thousands):

                                                        1999       1998       1997
                                                      --------   --------   ---------
Net income..........................................  $ 80,690   $ 68,928   $  32,697
Extraordinary item..................................        --         --         269
(Gain) loss on disposition of properties............     1,785     (4,287)     (2,720)
Real estate depreciation, net of minority
  Interests.........................................   121,084     79,869      33,751
Real estate depreciation related to Unconsolidated
  entities..........................................   104,754     34,765       9,864
Amortization........................................    36,731     26,177       2,535
Deferred taxes......................................     1,763      9,215       4,894
Expenses associated with convertible preferred
  securities........................................     6,892         --          --
Preferred unit distributions........................   (33,265)   (20,837)       (135)
                                                      --------   --------   ---------
Funds From Operations (FFO).........................  $320,434   $193,830   $  81,155
                                                      ========   ========   =========
Weighted average number of OP Units and OP Unit
  equivalents:
  OP Units..........................................    68,828     52,798      27,732
  OP Unit equivalents...............................     1,101      1,306         381
  Preferred units convertible into OP Units.........     8,602      2,463       1,006
                                                      --------   --------   ---------
                                                        78,531     56,567      29,119
                                                      ========   ========   =========
CASH FLOW INFORMATION:
Cash flow provided by operating activities..........  $254,380   $144,152   $  73,032
Cash flow used in investing activities..............  (243,078)  (342,541)   (717,663)
Cash flow provided by financing activities..........    37,470    214,133     668,549

CONTRIBUTION TO FREE CASH FLOW

     The Company seeks to improve funds from operations, less a reserve for capital replacements, on a per share basis. In this regard, in addition to the year-to-year comparative discussion, the Company has provided disclosure (see Footnote 22 in the accompanying Notes to Consolidated Financial Statements) on the contribution (separated between consolidated and unconsolidated activity) to the Company's free cash flow from several components of the Company and a reconciliation of free cash flow to FFO, less a reserve for capital replacements, and to net income for the year ended December 31, 1999. The Company defines free cash flow as FFO, less a reserve for capital replacements, plus interest expense and preferred stock dividends.

     The contributors to the Company's free cash flow of $526 million were real estate -- $419 million (79%), service businesses -- $51 million (10%), recurring interest income -- $31 million (6%) and transactions (fees and recovery of loan discounts) -- $37 million (7%), less general and administrative expenses -- $12 million (2%).

     Expenses to arrive at FFO, less a reserve for capital replacements, were interest expense -- $201 million, and Preferred Unit distributions -- $33 million. This results in FFO, less a reserve for capital replacements, of $292 million of which $178 million (61%) is from consolidated activities and $114 million (39%) is from unconsolidated activities.

     The real estate free cash flow contribution of $444 million before a $24 million minority interest deduction is concentrated in conventional apartment properties, which comprise $389 million or 88% of the real estate free cash flow contribution. Conventional apartments with rents of $500 per month or higher comprise $333 million or 86% of the real estate free cash flow contribution from conventional units. Conventional apartments with rents of $600 per month or higher comprise $222 million or 57% of the real estate free cash flow contribution from conventional units. Overall, the Company has balanced contributions to conventional real estate free cash flow from monthly rents of less than $500 per unit to monthly rents greater than $800 per unit.

     Contributions to conventional real estate free cash flow for 1999 were as follows:

                                                               TOTAL     CONTR. %
                                                              --------   --------
Average monthly rent greater than $800 per unit.............  $ 78,305      20%
Average monthly rent $700 to $800 per unit..................    56,939      15%
Average monthly rent $600 to $700 per unit..................    86,400      22%
Average monthly rent $500 to $600 per unit..................   110,921      29%
Average monthly rent $500 per unit..........................    56,553      14%
                                                              --------     ---
                                                              $389,118     100%
                                                              ========     ===

     The service businesses contributed $51 million (10%) to free cash flow. The service businesses provide management services to properties and partnerships and includes Buyers Access, the nation's largest group purchasing organization serving the apartment industry. Management contracts contribute $47 million (92%) to the service businesses contribution. $36 million (75%) of the management contract contribution is derived from properties the Company controls through economic ownership or its general partner position. $10 million (22%) of the management contract contribution is from long-term management contracts. Less than $1 million is contributed from short-term third party management contracts (30 day cancelable). Buyer's Access contributed $3 million or 6% to the service businesses contribution.

     The Company received recurring interest income from par value notes and other receivables and interest bearing accounts of $31 million (50% of total interest income in 1999). In addition, the Company has realized interest income from recoveries of notes receivable that were acquired at a discount to actual face value. As the Company improved property operations, some of these notes have become collectible. In 1999, the Company recognized $32 million (50% of total interest income) in recoveries from notes purchased at a discount.

     Fees contributed $5 million (1%) to free cash flow contribution. Fees are earned in partnership sales and financing transactions. The Company considers fees and interest income from notes purchased at a discount as transactional. Together, the transactional contribution was $37 million (7%) of free cash flows contribution.

     Footnote 22 in the accompanying Notes to Consolidated Financial Statements provides additional detail on each component of free cash flow. We believe this disclosure is complementary to the previous year-to-year results of operations comparisons.

CONTINGENCIES

  Pending Investigations of HUD Management Arrangements

     In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provides compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or the Company or, to NHP's or the Company's knowledge, any owner of a HUD property managed by NHP. The Company believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. The Company is cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

INFLATION

     Substantially all of the leases at the Company's apartment properties are for a period of twelve months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse mortgage debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with proceeds from operating activities, equity offerings or long-term debt financings.

     The Company had $240.9 million of variable rate debt outstanding at December 31, 1999, which represents 9% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $2.4 million on an annual basis. At December 31, 1999, the Company had $2,343.4 million of fixed rate debt outstanding. The partnership debt secured by individual properties in an aggregate amount of $51.8 million, $92.7 million, $66.9 million, $139.7 million and $205.7 million will mature in the years 2000, 2001, 2002, 2003 and 2004, respectively.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term unsecured debt as of December 31, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The independent auditor's reports, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1.

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

NAME                             AGE   FIRST ELECTED                 POSITION
----                             ---   -------------                 --------
Terry Considine................  52      July 1994     Chairman of the Board of Directors
                                                       and Chief Executive Officer
Peter K. Kompaniez.............  55      July 1994     Vice Chairman of the Board of
                                                       Directors and President
Thomas W. Toomey...............  39    January 1996    Chief Operating Officer
Harry G. Alcock................  36      July 1996     Executive Vice President and Chief
                                                         Investment Officer
Joel F. Bonder.................  51    December 1997   Executive Vice President, General
                                                         Counsel and Secretary
Patrick J. Foye................  43      May 1998      Executive Vice President
Lance J. Graber................  38    October 1999    Executive Vice
                                                       President -- Acquisitions
Steven D. Ira..................  49      July 1994     Co-Founder and Executive Vice
                                                         President -- Property Operations
Paul J. McAuliffe..............  43    February 1999   Executive Vice President and Chief
                                                         Financial Officer

     The following is a biographical summary of the experience of the current directors of the General Partner and executive officers of the General Partner and AIMCO as of February 29, 2000.

     Terry Considine. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of the General Partner and AIMCO since July 1994. Mr. Considine serves as Chairman and director of Asset Investors Corporation ("Asset Investors") and Commercial Assets, Inc. ("Commercial Assets"), two other public real estate investment trusts. Mr. Considine has been and remains involved as a principal in a variety of other business activities.

     Peter K. Kompaniez. Mr. Kompaniez has been Vice Chairman of the Board of Directors of the General Partner and AIMCO since July 1994 and was appointed President of AIMCO in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated ("NHP"), which was acquired by the Company in December 1997. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by the Company) and 3.1 million square feet of commercial real estate.

     Thomas W. Toomey. Mr. Toomey served as Senior Vice President-Finance and Administration of the General Partner and AIMCO since January 1996 to March 1997, when he was promoted to Executive Vice President-Finance and Administration. Mr. Toomey served as Executive Vice President -- Finance and Administration until December 1999, when he was appointed Chief Operating Officer. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University.

     Harry G. Alcock. Mr. Alcock served as a Vice President of the General Partner and AIMCO since July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions. Mr. Alcock served as Senior Vice President-Acquisitions until October 1999, when he was promoted to Executive Vice President and Chief Investment Officer. Mr. Alcock has had responsibility for acquisition and financing activities of the Company since July 1994. From June 1992 until July 1994, Mr. Alcock served as Senior Financial Analyst for PDI and HFC. From 1988 to 1992, Mr. Alcock worked for Larwin Development Corp., a Los Angeles-based real estate developer, with responsibility for raising debt and joint venture equity to fund land acquisitions and development. From 1987 to 1988, Mr. Alcock worked for Ford Aerospace Corp. He received his B.S. from San Jose State University.

     Joel F. Bonder. Mr. Bonder was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 1997. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washington, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardies. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

     Patrick J. Foye. Mr. Foye was appointed Executive Vice President of the General Partner and AIMCO in May 1998. He is responsible for acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining the Company, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham Law School and was Associate Editor of the Fordham Law Review.

     Lance J. Graber. Mr. Graber was appointed Executive Vice President-Acquisitions of the General Partner and AIMCO in October 1999. His principal business function is acquisitions. Prior to joining the Company, Mr. Graber was an Associate from 1991 through 1992 and then a Vice President from 1992 through 1994 at Credit Suisse First Boston engaged in real estate financial advisory services and principal investing. He was a Director there from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties. Mr. Graber received a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania.

     Steven D. Ira. Mr. Ira is a Co-Founder of AIMCO and has served as Executive Vice President -- Property Operations of the General Partner and AIMCO since July 1994. Mr. Ira has been Executive Vice President of the General Partner since July 1998. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of both the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Greater Orlando. Mr. Ira received a B.S. from Metropolitan State College in 1975.

     Paul J. McAuliffe. Mr. McAuliffe has been Executive Vice President of the General Partner and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

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

     Based solely on the Partnership's review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 1999, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Partnership believes that during the period ended December 31, 1999, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the Partnership's OP Units.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid for each of the three fiscal years ended December 31, 1999, 1998 and 1997 to the directors of the General Partner and the Chief Executive Officer and each of the four other most highly compensated executive officers of the General Partner and AIMCO (the "Named Executive Officers"). Information regarding stock options and other stock based compensation payable by AIMCO has been included for informational purposes since the Partnership will issue to AIMCO additional OP Units upon the exercise of such stock options and the contribution to the Partnership of the net proceeds therefrom.

                                                                                 LONG TERM COMPENSATION(1)
                                                                                ----------------------------
                                                                                                  SECURITIES
                                                                                                  UNDERLYING
                                                                                                    STOCK
                                      ANNUAL COMPENSATION                                          OPTIONS/
    NAME AND PRINCIPAL              -----------------------    OTHER ANNUAL       RESTRICTED       SARS(#)        ALL OTHER
         POSITION            YEAR   SALARY($)   BONUS($)(2)   COMPENSATION($)   STOCK AWARDS($)     AWARDS     COMPENSATION($)
    ------------------       ----   ---------   -----------   ---------------   ---------------   ----------   ---------------
Terry Considine............  1999   $275,000    $1,275,000                         $     --         385,294
 Chairman of the Board of    1998    275,000     1,025,000          --                   --         150,000          --
 Directors and Chief         1997    275,000     2,060,000          --                   --       2,740,000          --
 Executive Officer
Peter K. Kompaniez.........  1999   $235,000    $  985,000                         $     --          75,000
 President and Vice          1998    235,000       735,000          --                   --          75,000          --
 Chairman                    1997    235,000       800,000          --                   --         815,000          --
Thomas W. Toomey...........  1999   $200,000    $  500,000                         $     --          29,412
 Chief Operating Officer     1998    200,000       300,000          --                   --         100,000          --
                             1997    180,000       555,000          --                   --         220,000          --
Patrick J. Foye(3).........  1999   $225,000    $  400,000                         $995,313          29,412
 Executive Vice President    1998    135,600       400,000          --                   --         375,000          --
                             1997         --            --          --                   --              --          --
Paul J. McAuliffe(4).......  1999   $166,667    $  300,000                         $995,313         223,529
 Executive Vice President    1998         --            --          --                   --              --          --
 and Chief Financial         1997         --            --          --                   --              --          --
 Officer

---------------

(1) Excludes 1,227,078, 376,526, 165,632, 78,948 and 64,865 shares of AIMCO
    Class A Common Stock underlying options granted to Messrs. Considine, Kompaniez, Toomey, Foye and McAuliffe, respectively, from 1996 to 1999, which were immediately exercised to purchase shares pursuant to the Company's leveraged stock purchase program. See "Certain Relationships and Transactions -- Stock Purchase Loans." Options earned in respect of 1998 and 1999 fiscal years were awarded in January 1999 and 2000, respectively.

(2) Includes all Discretionary and Incentive cash compensation earned by the Named Executive Officers.

(3) Mr. Foye was not an employee of the Company prior to May 1998.

(4) Mr. McAuliffe was not an employee of the Company prior to February 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     Information on options granted in 1999 to the Named Executive Officers is set forth in the following table.

                                                     INDIVIDUAL GRANTS(1)
                                    -------------------------------------------------------
                                                     % OF TOTAL                               POTENTIAL REALIZABLE VALUE
                                                    OPTIONS/SARS                               AT ASSUMED ANNUAL RATES
                                      NUMBER OF       GRANTED                                       OF STOCK PRICE
                                     SECURITIES          TO                                    APPRECIATION FOR OPTION
                                     UNDERLYING      EMPLOYEES      EXERCISE                           TERM(3)
                                    OPTIONS/SARS     IN FISCAL       OR BASE     EXPIRATION   --------------------------
NAME                                GRANTED(#)(2)     YEAR(2)      PRICE($/SH)      DATE         5%($)         10%($)
----                                -------------   ------------   -----------   ----------   ------------   -----------
Terry Considine...................     385,294          38.5%        $38.50      1/20/2009     $9,328,909    $23,641,287
Peter K. Kompaniez................      75,000           7.5%         38.50      1/20/2009      1,815,933      4,601,931
Thomas W. Toomey..................      29,412           2.9%         38.50      1/20/2009        712,136      1,804,693
Patrick J. Foye...................      29,412           2.9%         38.50      1/20/2009        712,136      1,804,693
Paul J. McAuliffe.................     223,529          22.4%         37.16      2/01/2009      5,223,515     13,237,412

---------------

(1) Unless otherwise specified, options vest over five years, with vesting as to 60% of the underlying shares after three years and an additional 20% vesting each of the next two years. Under the terms of the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the "1997 Stock Plan"), the plan administrator retains discretion, subject to certain restrictions, to modify the terms of outstanding options. The exercise price of incentive and non-qualified options granted under the 1997 Stock Plan will generally equal the fair market value of a share of AIMCO Class A Common Stock on the date of grant.

(2) Excludes 64,865 shares of AIMCO Class A Common Stock underlying options granted to Mr. McAuliffe which were immediately exercised to purchase shares pursuant to the Company's leveraged stock purchase program. See "Certain Relationships and Transactions -- Stock Purchase Loans."

(3) Assumed annual rates of stock price appreciation are set forth for illustrative purposes only. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not be realized.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

     Information on option exercises during 1999 by the Named Executive Officers, and the value of unexercised options held by Named Executive Officers at December 31, 1999 is set forth in the following table.

                                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                   OPTIONS/SARS AT FY-           OPTIONS/SARS AT FY-
                                    SHARES                               END(#)                       END($)(2)
                                 ACQUIRED ON        VALUE      ---------------------------   ---------------------------
NAME                            EXERCISE(#)(1)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            --------------   -----------   -----------   -------------   -----------   -------------
Terry Considine...............      2,400          $43,050         --          2,894,800         --         $7,267,725
Peter K. Kompaniez............      1,600           28,600         --            891,600         --          2,265,700
Thomas W. Toomey..............         --               --         --            320,000         --            867,500
Patrick J. Foye...............         --               --         --            375,000         --            829,688
Paul J. McAuliffe.............         --               --         --            200,000         --            562,500

---------------

(1) Excludes 64,865 shares of AIMCO Class A Common Stock underlying options granted to Mr. McAuliffe which were immediately exercised to purchase shares pursuant to the Company's leveraged stock purchase program. See "Certain Relationships and Transactions -- Stock Purchase Loans."

(2) Market value of underlying securities at fiscal year-end, less the exercise price. Market value is determined based on the closing price of the AIMCO Class A Common Stock on the New York Stock Exchange on December 31, 1999 of $39.8125 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information available to the Company, as of January 31, 2000, with respect to OP Units of the Company held by
(i) each director of the General Partner and the five most highly compensated executive officers of the General Partner who were serving as of December 31, 1999; (ii) all directors and executive officers of the General Partner and AIMCO as a group; and (iii) those persons known to the Company to be the beneficial owners (as determined under the rules of the Securities Exchange Commission) of more than 5% of such OP Units. This table does not reflect options that are not exercisable within 60 days, or the beneficial ownership of High Performance Units by executive officers and directors of the General Partner. The business address of each of the following directors and executive officers of the General Partner is 2000 South Colorado Boulevard, Tower 2, Suite 2-1000, Denver, Colorado 80222-7900, unless otherwise specified.

                                                                           PERCENTAGE OF
                                                           NUMBER OF OP   OWNERSHIP OF THE
NAME AND ADDRESS OF BENEFICIAL OWNER                          UNITS         PARTNERSHIP
------------------------------------                       ------------   ----------------
Directors & Executive Officers of the General Partner:
  Terry Considine........................................      816,661(1)        1.1%
  Peter K. Kompaniez.....................................      30,5000             *
  Thomas W. Toomey.......................................           --             *
  Patrick J Foye.........................................           --             *
  Paul J. McAuliffe......................................           --             *
  All directors and executive officers as a group (13
     persons)............................................      943,801           1.3%
5% or Greater Holders
  AIMCO-LP, Inc. ........................................   66,932,716          91.4%

---------------

 *  Less than 1.0%

(1) Includes 192,374 OP Units held by entities in which Mr. Considine has sole voting and investment power, 2,300 OP Units held by the Considine Partnership, for 99% of which Mr. Considine disclaims beneficial ownership, and 157,698 OP Units held by Mr. Considine's spouse, Elizabeth Considine, for which Mr. Considine disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time, the Company has entered into various transactions with certain of its executive officers and directors. The Company attempts to price such transactions based on fair market value, and believes that the transactions are on terms that are as favorable to the Company as could be achieved with unrelated third parties.

TRANSACTIONS WITH MANAGEMENT COMPANIES

     From time to time the Company has formed "Management Companies" in which the Partnership holds non-voting preferred stock and 100% of the voting stock is owned by certain of the Company's executive officers of the General Partner and AIMCO (or entities controlled by them), including Messrs. Considine and Kompaniez. The Management Companies were formed to engage in businesses generally not permitted under the REIT provisions of the Internal Revenue Code. Although transactions between the Company and the Management Companies are not at arm's length, the Company believes that such transactions are at fair market value.

     Prior to December 29, 1999, Messrs. Considine and Kompaniez, collectively, owned 5% of the outstanding stock (100% of the voting stock) of the following Management Companies: AIMCO/NHP Holdings, Inc. ("ANHI"), NHP Management Company ("NHPMC"), AIMCO/NHP Properties, Inc. ("ANPI") and NHP A&R Services, Inc. ("NHPAR"). All of Mr. Considine's ownership interests in these Management Companies are held through Tebet, L.L.C., a Colorado limited liability company of which he is the managing member ("Tebet"). On December 29, 1999, Tebet and Mr. Kompaniez each transferred to the Partnership 80% of their common stock holdings in each of ANHI, NHPMC, ANPI and NHPAR. The Partnership then exchanged such common stock for additional shares of non-voting preferred stock of ANHI, NHPMC, ANPI and NHPAR. As a result, the Partnership increased its ownership interest in each of ANHI, NHPMC, ANPI and NHPAR from 95% to 99%, and Tebet and Mr. Kompaniez decreased their ownership interest in each of ANHI, NHPMC, ANPI and NHPAR from 5% to 1%. The Partnership paid $3,996,000 and $996,000 for these interests in the Management Companies acquired from Tebet and Mr. Kompaniez, respectively. These purchase prices were determined by AIMCO's independent directors, based on a valuation done by Arthur Andersen LLP. In consideration for the transfers, the Partnership assumed $2,730,000 and $721,000 of promissory notes that Tebet and Mr. Kompaniez, respectively, had issued to purchase their interests in these Management Companies, and the Partnership issued to Tebet and Mr. Kompaniez 31,650 and 6,875 OP units, respectively.

     For the year ended December 31, 1999, Tebet and Mr. Kompaniez have received dividends of approximately $725,000 and $181,000, respectively, on their shares of common stock of the Management Companies, and the Company has received dividends of $5,227,000 on its shares of preferred stock of the Management Companies. All of the amounts paid as dividends to Tebet and Mr. Kompaniez were used to pay interest and/or principal due under promissory notes issued to the Company and the Management Companies.

     When the Company owns a significant interest in a real estate partnership, the management contract for the property owned by that real estate partnership may be assigned by the Management Companies to the Partnership. During 1999, Management Companies assigned their rights under a total of 82 management contracts to the Partnership in exchange for the Partnership assuming all obligations under such contracts.

STOCK PURCHASE LOANS

     From time to time, AIMCO makes loans to its executive officers to finance their purchase of shares of AIMCO Class A Common Stock from AIMCO. All loans made prior to 1999 bear interest between 7.00% to 7.25% per annum. During 1999, AIMCO sold 130,893 shares of AIMCO Class A Common Stock to Messrs. Alcock, Bonder, Graber and McAuliffe for an aggregate purchase price of $4,910,027. In each case, the purchase price was equal to the closing price of AIMCO Class A Common Stock on the New York Stock Exchange on the date of sale. In payment for such shares, Messrs. Alcock, Bonder, Graber and McAuliffe executed notes payable to AIMCO bearing interest at 7.25%, 7.0%, 6.25% and 7.00%, respectively, per annum, payable quarterly, and due in 2009. The interest rate on the loans is based upon the Company's cost of borrowing under its line of credit.

     The following table sets forth certain information with respect to these loans to executive officers.

                                                          HIGHEST AMOUNT    AMOUNT REPAID
                                                           OWED DURING     SINCE INCEPTION     1/31/00
NAME                                      INTEREST RATE        1999        (THRU 1/31/00)      BALANCE
----                                      -------------   --------------   ---------------   -----------
Terry Considine.........................      7.25%        $16,550,175       $19,620,213     $16,215,777
Peter K. Kompaniez......................      7.25%          4,124,478         8,174,873       3,761,392
Steven D. Ira...........................      7.25%          2,982,022           207,090       2,886,620
Thomas W. Toomey........................      7.25%          1,294,446         4,562,588       1,205,082
Harry G. Alcock.........................      7.25%            748,416           152,177       1,141,829
Troy D. Butts(1)........................      7.25%          1,037,652         1,050,008              --
Joel F. Bonder..........................      7.00%          1,360,016            30,285       1,329,731
Robert Ty Howard(2).....................      7.00%          1,432,428            22,215       1,425,285
Patrick J. Foye.........................      6.25%          3,000,024           140,342       2,859,682
Paul J. McAuliffe.......................      7.00%          2,400,005           236,106       2,163,899
Lance Graber............................      6.25%          1,925,000                --       1,925,000
                                                           -----------       -----------     -----------
                                                           $36,854,662       $34,195,897     $34,914,297
                                                           ===========       ===========     ===========

---------------

(1) Mr. Butts resigned his position with the Company in October 1999.

(2) Mr. Howard resigned his position with the Company in August 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

     (a)(2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

     (a)(3) The following exhibits are incorporated herein by reference.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          2.2            -- Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment
                            Management Company, AIMCO Properties, L.P., Insignia
                            Financial Group, Inc., and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.1 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.1            -- Third Amended and Restated Agreement of Limited
                            Partnership of AIMCO Properties, L.P., dated as of July
                            29, 1994 as amended and restated as of October 1, 1998
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1998, is
                            incorporated herein by this reference)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.2            -- First Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of November 6, 1998 (Exhibit 10.9 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.3            -- Second Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 30, 1998 (Exhibit 10.1 to
                            Amendment No. 1 to AIMCO's Current Report on Form 8-K/A,
                            filed February 11, 1999, is incorporated herein by this
                            reference)
         10.4            -- Third Amendment to Third Amended and Restated Agreement
                            of Limited Partnership of AIMCO Properties, L.P., dated
                            as of February 18, 1999 (Exhibit 10.12 to AIMCO's Annual
                            Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)
         10.5            -- Fourth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 1999, is incorporated herein by this
                            reference)
         10.6            -- Fifth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 1999, is incorporated herein by this
                            reference)
         10.7            -- Sixth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending June 30, 1999, is incorporated herein by this
                            reference)
         10.8            -- Seventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of September 27, 1999 (Exhibit 10.1 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1999, is incorporated herein
                            by this reference)
         10.9            -- Eighth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 14, 1999 (Exhibit 10.9 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
         10.10           -- Ninth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 21, 1999 (Exhibit 10.10 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
         10.11           -- Tenth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 21, 1999 (Exhibit 10.11 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
         10.12           -- Eleventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of January 13, 2000 (Exhibit 10.12 to
                            Aimco's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.13           -- Amended and Restated Assignment and Assumption Agreement,
                            dated as of December 7, 1998, by and among Insignia
                            Properties, L.P. and AIMCO Properties, L.P. (Exhibit 10.1
                            to the Current Report on Form 8-K of Insignia Properties
                            Trust, dated February 11, 1999, is incorporated herein by
                            this reference)
         10.14           -- Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
                            Management Company and Insignia/ ESG Holdings, Inc.
                            (Exhibit 2.2 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.15           -- Credit Agreement (Secured Revolving Credit Facility),
                            dated as of August 16, 1999, among AIMCO Properties,
                            L.P., Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.1 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            as of August 16, 1 999, is incorporated herein by this
                            reference)
         10.16           -- Borrower Pledge Agreement, dated August 16, 1999 between
                            AIMCO Properties, L.P. and Bank of America (Exhibit 10.2
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999 is
                            incorporated herein by this reference)
         10.17           -- Form of Committed Loan Note, issued by AIMCO Properties,
                            L.P. to Bank of America, BankBoston, N.A., and First
                            Union National Bank (Exhibit 10.3 to the Current Report
                            on Form 8-K of Apartment Investment and Management
                            Company, dated August 16, 1999, is incorporated herein by
                            this reference)
         10.18           -- Form of Swing Line Note, issued by AIMCO Properties, L.P.
                            to Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.4 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
         10.19           -- Form of Payment Guaranty, by Apartment Investment and
                            Management Company, AIMCO/NHP Holdings, Inc., NHP A&R
                            Services, Inc., and NHP Management Company (Exhibit 10.5
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999, is
                            incorporated herein by this reference)
         10.20           -- Amended and Restated Credit Agreement, dated as of March
                            15, 2000, among AIMCO Properties, L.P., the lenders
                            listed therein, Bank of America, N.A., Fleet National
                            Bank (as successor in interest to BankBoston, N.A.), and
                            First Union National Bank
         10.21           -- Employment Contract, executed on July 29, 1994, by and
                            between AIMCO Properties, L.P., and Peter Kompaniez
                            (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.22           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, L.P. and Terry Considine
                            (Exhibit 10.44C to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.23           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, L.P. and Steven D. Ira (Exhibit
                            10.44D to AIMCO's Annual Report on Form 10-K for fiscal
                            year 1994, is incorporated herein by this reference)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.24           -- The 1994 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P., and Subsidiaries (Exhibit 10.40 to
                            Ambassador Apartments, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.25           -- Amendment to the 1994 Stock Incentive Plan for Officers,
                            Directors and Key Employees of Ambassador Apartments,
                            Inc., Ambassador Apartments, L.P. and Subsidiaries
                            (Exhibit 10.41 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.26           -- The 1996 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P., and Subsidiaries, as amended March 20,
                            1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         21.1            -- List of Subsidiaries (Exhibit 21.1 to AIMCO's Annual
                            Report on Form 10-K for the fiscal year 1999, is
                            incorporated herein by this reference)
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule
         99.1            -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 *  Management contract

     (b) Reports on Form 8-K for the quarter ended December 31, 1999:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ TERRY CONSIDINE                   Chairman of the Board and        March 30, 2000
-----------------------------------------------------    Chief Executive Officer
                   Terry Considine

               /s/ PETER K. KOMPANIEZ                  Vice Chairman, President and     March 30, 2000
-----------------------------------------------------    Director
                 Peter K. Kompaniez

                /s/ THOMAS W. TOOMEY                   Chief Operating Officer          March 30, 2000
-----------------------------------------------------
                  Thomas W. Toomey

                  /s/ PATRICK FOYE                     Executive Vice President         March 30, 2000
-----------------------------------------------------
                    Patrick Foye

                 /s/ PAUL MCAULIFFE                    Executive Vice President and     March 30, 2000
-----------------------------------------------------    Chief Financial Officer
                   Paul McAuliffe

                             AIMCO PROPERTIES, L.P.

                                                              PAGE
                                                              -----
FINANCIAL STATEMENTS:
  Report of Independent Auditors............................  F-2
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-3
  Consolidated Statements of Income for the Years Ended
     December 31, 1999, 1998 and 1997.......................  F-4
  Consolidated Statements of Partners' Capital for the Years
     Ended December 31, 1999, 1998 and 1997.................  F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997.......................  F-6
  Notes to Consolidated Financial Statements................  F-8
FINANCIAL STATEMENT SCHEDULE:
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................  F-32
  All other schedules are omitted because they are not
     applicable or the required information is shown in the
     financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Partners
AIMCO Properties, L.P.

     We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AIMCO Properties, L.P. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP

Denver, Colorado
January 20, 2000

                             AIMCO PROPERTIES, L.P.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS

Real estate, net of accumulated depreciation of $415,992 and
  $228,155..................................................  $4,092,543   $2,515,710
Property held for sale......................................       4,162       27,304
Investments in unconsolidated real estate partnerships......     890,318      615,206
Investments in unconsolidated subsidiaries..................      44,921       62,244
IPLP exchange and assumption receivable.....................          --      346,352
Notes receivable from unconsolidated real estate
  partnerships..............................................     142,828      103,979
Notes receivable from unconsolidated subsidiaries...........      88,754      136,173
Cash and cash equivalents...................................     101,604       52,832
Restricted cash.............................................      84,595       53,703
Other assets................................................     234,526      273,261
                                                              ----------   ----------
                                                              $5,684,251   $4,186,764
                                                              ==========   ==========

                          LIABILITIES AND PARTNERS' CAPITAL

Secured notes payable.......................................  $1,954,259   $  819,331
Secured tax-exempt bond financing...........................     420,830      394,077
Unsecured short-term financing..............................     209,200      280,300
Secured short-term financing................................          --      108,022
                                                              ----------   ----------
          Total indebtedness................................   2,584,289    1,601,730
Accounts payable, accrued and other liabilities.............     271,298      195,296
Resident security deposits and prepaid rents................      22,793       12,654
                                                              ----------   ----------
          Total liabilities.................................   2,878,380    1,809,680
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Partnership-obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust................     149,500      149,500
Minority interest...........................................     169,482       74,249
Partners' capital
  Preferred Units...........................................     707,745      647,330
  General Partner and Special Limited Partner...............   1,545,715    1,030,792
  Limited Partners..........................................     256,429      500,213
                                                              ----------   ----------
                                                               2,509,889    2,178,335
  Less: Investment in AIMCO Preferred Stock.................      23,000       25,000
                                                              ----------   ----------
          Total partners' capital...........................   2,486,889    2,153,335
                                                              ----------   ----------
                                                              $5,684,251   $4,186,764
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                               1999        1998        1997
                                                             ---------   ---------   --------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues.........................  $ 531,883   $ 373,963   $193,006
Property operating expenses................................   (213,959)   (145,966)   (76,168)
Owned property management expense..........................    (15,322)    (10,882)    (6,620)
Depreciation...............................................   (131,257)    (83,908)   (37,741)
                                                             ---------   ---------   --------
Income from property operations............................    171,345     133,207     72,477
                                                             ---------   ---------   --------
SERVICE COMPANY BUSINESS
Management fees and other income...........................     42,877      22,675     13,937
Management and other expenses..............................    (25,470)    (16,960)   (10,961)
                                                             ---------   ---------   --------
Income from service company business.......................     17,407       5,715      2,976
                                                             ---------   ---------   --------
General and administrative expenses........................    (12,016)    (10,336)    (5,396)
Interest expense...........................................   (139,124)    (88,208)   (51,385)
Interest income............................................     62,183      28,170      8,676
Equity in losses of unconsolidated real estate
  partnerships.............................................     (2,588)     (2,665)    (1,798)
Equity in earnings (losses) of unconsolidated
  subsidiaries.............................................     (2,400)     12,009      4,636
Loss from IPLP exchange and assumption.....................       (684)     (2,648)        --
Minority interest..........................................     (5,788)     (1,868)     1,008
Amortization...............................................     (5,860)     (8,735)      (948)
                                                             ---------   ---------   --------
Income from operations.....................................     82,475      64,641     30,246
Gain (loss) on disposition of properties...................     (1,785)      4,287      2,720
                                                             ---------   ---------   --------
Income before extraordinary item...........................     80,690      68,928     32,966
Extraordinary item -- early extinguishment of debt.........         --          --       (269)
                                                             ---------   ---------   --------
Net income.................................................     80,690      68,928     32,697
Net income attributable to preferred unitholders...........     54,173      26,533      2,315
                                                             ---------   ---------   --------
Net income attributable to common unitholders..............  $  26,517   $  42,395   $ 30,382
                                                             =========   =========   ========
Comprehensive Income
Net income.................................................  $  80,690   $  68,928   $ 32,697
Other comprehensive income:
  Net unrealized gains on investment in securities.........         --          --     (1,683)
                                                             ---------   ---------   --------
Comprehensive income.......................................  $  80,690   $  68,928   $ 31,014
                                                             =========   =========   ========
Basic earnings per common unit.............................  $    0.39   $    0.80   $   1.09
                                                             =========   =========   ========
Diluted earnings per common unit...........................  $    0.38   $    0.78   $   1.08
                                                             =========   =========   ========
Weighted average common units outstanding..................     68,541      52,798     27,732
                                                             =========   =========   ========
Weighted average common units and common units equivalents
  outstanding..............................................     69,511      54,104     28,113
                                                             =========   =========   ========
Distributions paid per common unit.........................  $    2.50   $    2.25   $   1.85
                                                             =========   =========   ========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                        INVESTMENT
                                                              GENERAL PARTNER                            IN AIMCO
                                                                AND SPECIAL     PREFERRED    LIMITED    PREFERRED
                                                              LIMITED PARTNER     UNITS     PARTNERS      STOCK        TOTAL
                                                              ---------------   ---------   ---------   ----------   ----------
PARTNERS' CAPITAL AT DECEMBER 31, 1996......................    $  178,462      $      --   $      --    $     --    $  178,462
Contributions from AIMCO related to Class A common
  offering..................................................       510,114             --          --          --       510,114
Contributions from AIMCO related to preferred offerings.....            --        133,110          --          --       133,110
Contribution from AIMCO related to stock purchased by
  officers, net of notes receivable of $33,517..............         1,198             --          --          --         1,198
Contributions from AIMCO related to options and warrants
  exercised, net of notes receivable of $9,045..............          (327)            --          --          --          (327)
Issuance of common units in connection with NHP merger......       180,851             --          --          --       180,851
Common units redeemed by Limited Partners to Special
  Limited Partner...........................................         8,621             --          --          --         8,621
Repayment of notes receivable from officers of AIMCO........        14,540             --          --          --        14,540
Net Income..................................................        26,318          2,315          --          --        28,633
Distributions paid to common unitholders....................       (44,660)            --          --          --       (44,660)
Distributions paid to Class B preferred unitholders.........            --           (846)         --          --          (846)
Unrealized loss on investments..............................        (1,683)            --          --          --        (1,683)
Adjustment to reflect Limited Partners' capital at
  redemption value..........................................       (47,837)            --          --          --       (47,837)
                                                                ----------      ---------   ---------    --------    ----------
PARTNERS' CAPITAL AT DECEMBER 31, 1997......................       825,597        134,579          --          --       960,176
Reclassification of Limited Partners' redeemable units as of
  October 1, 1998...........................................            --             --     232,405          --       232,405
Contributions from AIMCO related to preferred offerings.....            --        340,897          --          --       340,897
Exchange of Class J Preferred Units for Class J Preferred
  Stock of AIMCO............................................            --         25,000          --     (25,000)           --
Contribution from AIMCO related to warrant to purchase AIMCO
  Class A Common Stock......................................         4,150             --          --          --         4,150
Contribution from AIMCO related to stock purchased by
  officers, net of notes receivable of $23,471..............           155             --          --          --           155
Contributions from AIMCO related to options and warrants
  exercised.................................................        11,015             --          --          --        11,015
Repurchase of common units..................................       (11,067)            --          --          --       (11,067)
Issuance of common units in connection with the Ambassador
  merger....................................................       251,275             --          --          --       251,275
Issuance of common units for IPLP exchange and assumption...            --             --     271,638          --       271,638
Issuance of Class E Preferred Units in connection with
  Insignia merger...........................................            --        132,515          --          --       132,515
Common units redeemed by Limited Partners to Special Limited
  Partner...................................................         5,795             --        (281)         --         5,514
Repayment of notes receivable from officers of AIMCO........         8,908             --          --          --         8,908
Acquisition of real estate or interests in real estate
  partnerships through issuance of common units.............            --          9,000       5,417          --        14,417
Net Income..................................................        37,213         26,533         757          --        64,503
Distributions paid to common unitholders....................      (100,045)            --      (3,949)         --      (103,994)
Distributions paid to preferred unitholders.................            --        (21,194)         --          --       (21,194)
Change in unrealized loss on investments....................         1,683             --          --          --         1,683
Adjustment to reflect Limited Partners' capital at
  redemption value..........................................        (3,887)            --      (5,774)         --        (9,661)
                                                                ----------      ---------   ---------    --------    ----------
PARTNERS' CAPITAL AT DECEMBER 31, 1998......................     1,030,792        647,330     500,213     (25,000)    2,153,335
Contributions from AIMCO related to preferred offerings.....            --        233,101          --          --       233,101
Contribution from AIMCO related to stock purchased by
  officers, net of notes receivable of $8,202...............           624             --          --          --           624
Contribution from AIMCO related to options and warrants
  exercised.................................................         5,227             --          --          --         5,227
Termination of IPLP exchange and assumption through
  cancellation of common units..............................            --             --    (267,146)         --      (267,146)
Issuance of common units in connection with IPT merger......       327,499             --          --          --       327,499
Common units redeemed by Limited Partners to Special Limited
  Partner...................................................        13,766             --     (13,766)         --            --
Contributions from AIMCO related to First Union
  acquisition...............................................        21,140             --          --          --        21,140
Contributions from AIMCO related to issuance of common
  stock.....................................................        54,612             --          --          --        54,612
Repurchase of common units..................................        (8,038)            --          --          --        (8,038)
Acquisitions of real estate or interests in real estate
  through issuance of common units..........................            --             --      44,951          --        44,951
Acquisitions of real estate or interests in real estate
  through issuance of preferred units.......................            --         59,883          --          --        59,883
Conversion of preferred units to common units...............       232,515       (232,515)         --          --            --
Repayment of notes receivable from officers of AIMCO........         6,241             --          --          --         6,241
Net Income..................................................        24,292         54,173       2,225          --        80,690
Distributions paid to common unitholders....................      (154,654)            --     (18,349)         --      (173,003)
Distributions paid to preferred unitholders.................            --        (54,227)         --       2,000       (52,227)
Adjustment to reflect Limited Partners' capital at
  redemption value..........................................        (8,301)            --       8,301          --            --
                                                                ----------      ---------   ---------    --------    ----------
PARTNERS' CAPITAL AT DECEMBER 31, 1999......................    $1,545,715      $ 707,745   $ 256,429    $(23,000)   $2,486,889
                                                                ==========      =========   =========    ========    ==========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  80,690   $  68,928   $  32,697
                                                              ---------   ---------   ---------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    150,670     100,884      43,520
    (Gain) loss on disposition of properties................      1,785      (4,287)     (2,720)
    Minority interest.......................................      5,788       1,868      (1,008)
    Equity in losses of unconsolidated real estate
     partnerships...........................................      2,588       2,665       1,798
    Equity in (earnings) losses of unconsolidated
     subsidiaries...........................................      2,400     (12,009)     (4,636)
    Loss from IPLP exchange and assumption..................        684       2,648          --
    Extraordinary loss on early extinguishment of debt......         --          --         269
    Changes in operating assets and operating liabilities...      9,775     (16,545)      3,112
                                                              ---------   ---------   ---------
        Total adjustments...................................    173,690      75,224      40,335
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........    254,380     144,152      73,032
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of real estate..................................   (103,354)   (137,052)   (376,315)
  Additions to real estate..................................   (113,929)    (79,584)    (26,966)
  Proceeds from sale of property held for sale..............     46,143      36,468      22,095
  Purchase of common stock, notes receivable, general and
    limited partnership interests and other assets..........   (220,160)    (32,576)   (199,146)
  Purchase of/additions to notes receivable.................    (97,593)    (81,587)    (60,575)
  Advances to unconsolidated real estate partnerships.......         --          --     (42,879)
  Cash received from sale of notes receivable...............         --      11,000          --
  Proceeds from repayment of notes receivable...............     61,407      29,290          --
  Cash from newly consolidated properties...................     68,127          --          --
  Cash received in connection with acquisitions.............     22,677       4,693          --
  Cash paid for merger related costs........................    (19,347)    (76,286)         --
  Distributions received from investments in real estate
    partnerships............................................     87,284       1,576          --
  Distributions from (contributions to) unconsolidated
    subsidiaries............................................     25,667     (13,032)    (13,996)
  Purchase of investments held for sale.....................         --      (4,935)    (19,881)
  Redemption of common units................................         --        (516)         --
                                                              ---------   ---------   ---------
        Net cash used in investing activities...............   (243,078)   (342,541)   (717,663)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from secured notes payable borrowings............    297,536     102,115     225,436
  Principal repayments on secured notes payable.............    (53,572)    (93,469)    (12,512)
  Proceeds from secured tax-exempt bond financing...........     20,731     210,720          --
  Principal repayments on secured tax-exempt bond
    financing...............................................    (41,894)   (224,395)     (1,487)
  Payoff of unsecured short-term financing..................         --          --     (12,579)
  Proceeds from secured short-term financing................         --      57,140      19,050
  Repayments on secured short-term financing................     (4,522)    (34,333)         --
  Net paydowns on the revolving credit facilities...........   (166,100)    (46,262)   (162,008)
  Payment of loan costs, including proceeds and costs from
    interest rate hedges....................................    (16,070)     (7,398)     (6,387)
  Proceeds from issuance of common and preferred units,
    exercise of options/warrants............................    293,225     351,912     644,095
  Proceeds from partnership preferred units in a subsidiary
    and warrants to purchase AIMCO Class A Common Stock.....         --      35,000          --
  Principal repayments received on notes due from officers
    on common unit purchases................................      6,241       8,951      25,957
  Repurchase of common units................................     (8,038)    (11,066)         --
  Payment of distributions to General Partner and Special
    Limited Partner.........................................   (154,654)   (100,045)    (44,660)
  Payment of distributions to Limited Partners..............    (18,349)    (12,651)     (5,510)
  Payment of preferred unit distributions...................   (101,746)    (21,194)       (846)
  Payment of distributions to minority interest.............    (15,318)     (2,880)         --
  Proceeds from issuance of High Performance Units..........         --       1,988          --
                                                              ---------   ---------   ---------
        Net cash provided by financing activities...........     37,470     214,133     668,549
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................     48,772      15,744      23,918
Cash and cash equivalents at beginning of year..............     52,832      37,088      13,170
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 101,604   $  52,832   $  37,088
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 1999       1998      1997
                                                              ----------   -------   -------
SUPPLEMENTAL CASH INFORMATION:
  Interest paid.............................................  $  140,410   $90,580   $51,076
  Non Cash Transactions Associated with the Acquisition of
    Properties:
    Secured debt assumed in connection with purchase of real
     estate.................................................     110,101   115,151   150,051
    Real estate, assets acquired............................     230,194    43,756    55,906
    Assumption of operating liabilities.....................      15,233       857        --
    Accrual of contingent consideration.....................      (4,500)    4,500        --
    OP Units issued.........................................     104,950        --        --
  Non Cash Transactions Associated with Acquisition of
    Limited Partnership Interests and Interests in the
    Unconsolidated Subsidiaries:
    Issuance of OP Units for interests in unconsolidated
     real estate partnerships...............................      15,085     4,045     7,469
    Issuance of OP Units and assumption of liabilities for
     interests in unconsolidated
      subsidiaries..........................................       4,762        --        --
  Non Cash Transactions Associated with Mergers:
    Real estate.............................................      65,605   713,596   638,944
    Investments in and notes receivable from unconsolidated
     real estate partnerships...............................     447,128   488,537        --
    Investments in and notes receivable from unconsolidated
     subsidiaries...........................................     (13,137)   68,168        --
    IPLP exchange and assumption............................    (386,161)  386,161        --
    Restricted cash.........................................       1,339    36,871        --
    Other assets............................................      33,493    77,116        --
    Secured debt............................................      59,002   705,541    71,055
    Unsecured debt..........................................          --     2,513        --
    Accounts payable, accrued and other liabilities.........      38,941   172,400   239,699
    Mandatorily redeemable convertible preferred securities
     of a subsidiary trust..................................          --   149,500        --
    Minority interest in other entities.....................      13,817     5,752        --
    OP Units issued.........................................      56,101   655,574   185,061
  Non Cash Transactions Associated with Consolidation of
    Assets:
    Real estate.............................................   1,016,343    22,089
    Investments in and notes receivable from unconsolidated
     real estate partnerships...............................    (380,359)  (16,683)       --
    Restricted cash.........................................      43,605        --        --
    Secured debt............................................     561,129     4,679        --
    Accounts payable, accrued and other liabilities.........      44,361       727        --
    Minority interest in other entities.....................      77,774        --        --
  Non Cash Transfer of Assets to an Unconsolidated
    Subsidiary:
    Real estate.............................................     (32,091)       --        --
    Notes receivable........................................       6,245        --        --
    Secured debt............................................     (25,620)       --        --
  Other:
    Receipt of notes payable from officers..................       8,202    23,471    42,562
    Conversion of Preferred Stock into Class A Common
     Stock..................................................     401,218        --        --
    Tenders payable for purchase of limited partner
     interest...............................................      77,380        --        --

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

NOTE 1 -- ORGANIZATION

     AIMCO Properties, L.P. (together with its subsidiaries and other controlled entities, the "Partnership" (and together with entities in which the Partnership has a controlling financial interest, the "Company")), a Delaware limited partnership, was formed on May 16, 1994 to engage in the ownership, acquisition, development, expansion and management of multi-family apartment properties. The Partnership's securities include Partnership Common Units ("OP Units"), Partnership Preferred Units ("Preferred Units"), and High Performance Units (see
Note 19). Apartment and Investment Management Company ("AIMCO") is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the "Partnership Agreement"), of the Partnership. The General Partner and Special Limited Partner hold OP Units of the Partnership. In addition, AIMCO is the primary holder of all Preferred Units outstanding in the Partnership. The Limited Partners of the Partnership are individuals or entities that own OP Units other than AIMCO. After holding the OP Units for one year, the Limited Partners have the right to redeem their OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

     The Partnership, through its operating divisions and subsidiaries, was formed to hold and conduct substantially all of AIMCO's operations and manages the daily operations of AIMCO's business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

     According to the terms of the Partnership Agreement, the capital structure of the Partnership, in terms of the OP Units owned by the General Partner, the Special Limited Partner and the Preferred Units outstanding, is required to mirror the capital structure of AIMCO, with the only difference being that the Partnership has additional OP Units and Preferred Units outstanding which are owned by the Limited Partners. Therefore, AIMCO is required to contribute to the Partnership all proceeds from offerings of the AIMCO Class A Common Stock, preferred stock, or any other equity offerings. In addition, substantially all of AIMCO's assets must be owned through the Partnership; therefore, AIMCO is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, AIMCO receives additional interests in the Partnership with similar terms (i.e., if AIMCO contributes proceeds of a preferred stock offering, AIMCO receives Preferred Units).

     AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in all of AIMCO's assets in the process of transfer to the Partnership.

     Based on apartment unit data compiled by the National Multi Housing Council, we believe that, as of December 31, 1999, the Company was the largest owner and manager of multifamily apartment properties in the United States. As of December 31, 1999, the Company owned or managed 363,462 apartment units in 1,942 properties located in 48 states, the District of Columbia and Puerto Rico, as follows:

     - owned or controlled 106,148 units in 373 apartment properties;

     - held an equity interest in 133,113 units in 751 apartment properties; and

     - managed 124,201 units in 818 apartment properties for third party owners and affiliates.

     The Company manages apartment properties for third parties and affiliates through unconsolidated subsidiaries referred to as the "management companies."

     At December 31, 1999 and 1998, the Partnership had 73,243,819 and 64,946,583 OP Units outstanding, respectively, and 26,013,450 and 18,563,422 Preferred Units outstanding, respectively.

                             AIMCO PROPERTIES, L.P.

NOTE 2 -- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Partnership, its majority owned subsidiaries and controlled real estate partnerships. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries' assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as Minority Interest.

     Significant intercompany balances and transactions have been eliminated in consolidation. The assets of property-owning limited partnerships and limited liability companies owned or controlled by the Company are generally not available to pay creditors or secure the obligations of the Company.

  Real Estate and Depreciation

     Real estate is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1999, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 1999, 1998 and 1997.

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

  Redevelopment

     The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the redevelopment of its owned or controlled properties and land under development. Interest of $6.6 million, $2.8 million and $1.3 million was capitalized for the years ended December 31, 1999, 1998 and 1997, respectively.

                             AIMCO PROPERTIES, L.P.

  Investments in Unconsolidated Real Estate Partnerships

     The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated real estate partnerships (see Note 5).

  Investments in Unconsolidated Subsidiaries

     The Company has investments in numerous subsidiaries. Investments in entities in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in earnings (losses) from unconsolidated subsidiaries (see Note 6).

  Notes Receivable from Unconsolidated Real Estate Partnerships and Subsidiaries

     The Company has investments in numerous notes receivable, which were either extended by the Company or were made by predecessors whose positions have been acquired by the Company. Interest income is recognized on these investments based upon whether the collectibility of such amounts is both probable and estimable (see Note 7).

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

                             AIMCO PROPERTIES, L.P.

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

  Income Taxes

     Income or losses of the Partnership are allocated to the partners of the Partnership for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements. AIMCO has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. In order for AIMCO to qualify as a REIT, at least 95% of AIMCO's gross income in any year must be derived from qualifying sources. The activities of unconsolidated subsidiaries engaged in the service company business are not qualifying sources.

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

  Earnings Per OP Unit

     Earnings per OP Unit is calculated based on the weighted average number of OP Units, OP Unit equivalents and dilutive convertible securities outstanding during the period. Diluted earnings per OP Unit also includes the effect of potential issuances of additional OP Units if stock options and warrants were exercised or converted into AIMCO Class A Common Stock (see Note 17).

  Fair Value of Financial Instruments

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term unsecured debt as of December 31, 1999 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximate their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

  Reclassifications

     Certain items included in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

  Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

                             AIMCO PROPERTIES, L.P.

NOTE 3 -- REAL ESTATE

     Real estate at December 31, 1999 and 1998, is as follows (in thousands):

                                                                 1999         1998
                                                              ----------   ----------
Land........................................................  $  661,502   $  404,868
Buildings and improvements..................................   3,847,033    2,338,997
                                                              ----------   ----------
                                                               4,508,535    2,743,865
Accumulated depreciation....................................    (415,992)    (228,155)
                                                              ----------   ----------
                                                              $4,092,543   $2,515,710
                                                              ==========   ==========

     During the years ended December 31, 1999 and 1998, the Company purchased 28 properties (12,721 units) and 82 properties (22,459 units), respectively, and disposed of eight properties (2,309 units) and four properties (1,468 units), respectively, as described below.

     The Company directly acquired 28 apartment communities in unrelated transactions during 1999 (not including those acquired in connection with the merger with Insignia Properties Trust (see Note 4)). The aggregate consideration paid by the Company of $495.0 million consisted of $91.5 million in cash, 2.4 million Preferred Units, 1.4 million OP Units with a total recorded value of $116.8 million, the assumption of $110.1 million of secured long-term indebtedness, the assumption of $15.2 million of other liabilities, and new financing of $161.4 million of secured long-term indebtedness. Four of these assets were then contributed to an unconsolidated subsidiary.

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

     In addition to the acquisitions described above, in 1999 the Company acquired controlling interests in partnerships owning 125 properties (34,228 units) and began consolidating these entities. Control was obtained through the purchase of limited partnership interests from unaffiliated third parties or other increases in the Company's equity investment in the partnerships.

     During 1999, the Company sold eight properties containing 2,309 units to unaffiliated third parties. Cash proceeds from the sales of approximately $49.0 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a loss of approximately $1.8 million on the disposition of these properties, of which 96% of the loss related to one property.

     During 1998, the Company sold four apartment properties containing 1,468 units to unaffiliated third parties. Cash proceeds from the sales of approximately $37.5 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $4.3 million on the disposition of these four properties.

NOTE 4 -- MERGERS

  NHP Merger

     In May and September 1997, the Company acquired an aggregate of approximately 6.9 million shares of common stock ("NHP Common Stock") of NHP. On December 8, 1997, the Company acquired the remaining shares of NHP Common Stock in a merger transaction accounted for as a purchase (the "NHP Merger"). Pursuant to the NHP Merger, each outstanding share of NHP Common Stock was converted into either (i) 0.74766 shares of AIMCO Class A Common Stock or (ii) at the stockholder's option,

                             AIMCO PROPERTIES, L.P.

0.37383 shares of AIMCO Class A Common Stock and $10.00 in cash. As a result of the NHP Merger, AIMCO issued approximately 6.8 million shares of AIMCO Class A Common Stock, valued at $180.8 million, and paid $86.5 million in cash. The total cost of the purchase was $349.5 million. Subsequent to the NHP merger, AIMCO contributed substantially all the assets and liabilities of NHP to the Partnership in exchange for OP Units.

  Ambassador Merger

     On May 8, 1998, Ambassador Apartments, Inc. ("Ambassador"), was merged with and into AIMCO, with AIMCO being the surviving corporation. The merger was accounted for as a purchase. The purchase price of $713.6 million was comprised of $90.3 million in cash, $372.0 million of assumed debt and approximately 6.6 million shares of AIMCO Class A Common Stock valued at $251.3 million. Pursuant to the Ambassador merger agreement, each outstanding share of Ambassador common stock not owned by AIMCO was converted into the right to receive 0.553 shares of AIMCO Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador common stock were converted into cash or options to purchase AIMCO Class A Common Stock, at the same conversion ratio. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the AIMCO operating partnership merged with Ambassador's operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive 0.553 OP Units. Prior to its acquisition by AIMCO, Ambassador was a self-administered and self-managed real estate investment trust engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

  Insignia Merger

     On October 1, 1998, Insignia Financial Group, Inc., a Delaware Corporation, ("Insignia") was merged with and into AIMCO, with AIMCO being the surviving corporation. The merger was accounted for as a purchase. The purchase price of $1,125.7 million was comprised of the issuance of up to approximately 8.9 million shares of AIMCO Class E Cumulative Convertible Preferred Stock (the "AIMCO Class E Preferred Stock") valued at $301.2 million, $670.1 million in assumed debt and liabilities (including a $50 million special dividend, assumed liabilities of Insignia Properties Trust and transaction costs), $149.5 million in assumed mandatory redeemable convertible preferred securities, and $4.9 million in cash. The AIMCO Class E Preferred Stock entitled the holders thereof to receive the same cash dividends per share as holders of AIMCO Class A Common Stock. On January 15, 1999, holders of AIMCO Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of AIMCO Class E Preferred Stock automatically converted into an equal number of shares of AIMCO Class A Common Stock.

     As a result of the Insignia merger, AIMCO acquired: (i) Insignia's interests in Insignia Properties Trust, ("IPT"), a Maryland REIT, which was a majority owned subsidiary of Insignia; (ii) Insignia's interest in Insignia Properties, L.P., ("IPLP") IPT's operating partnership; (iii) 100% of the ownership of the Insignia entities that provide multifamily property management and partnership administrative services; (iv) Insignia's interest in multi-family co-investments; (v) Insignia's ownership of subsidiaries that control multi-family properties not included in IPT; (vi) Insignia's limited partner interests in public and private syndicated real estate limited partnerships; and (vii) assets incidental to the foregoing businesses.

     Concurrently with the Insignia merger, AIMCO contributed to the Partnership all the assets and liabilities acquired, except Insignia's interests in IPT, in exchange for approximately 3.8 million OP Units valued at approximately $132.5 million and $4.9 million in cash. The assets and liabilities contributed to the

                             AIMCO PROPERTIES, L.P.

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

  Insignia Properties Trust Merger

     As a result of the Insignia merger, AIMCO acquired approximately 51% of the outstanding shares of beneficial interest of IPT. On February 26, 1999, IPT was merged into AIMCO. Pursuant to the merger, each of the outstanding shares of IPT that were not held by AIMCO was converted into the right to receive 0.3601 shares of AIMCO Class A Common Stock, resulting in the issuance of approximately
4.3 million shares of AIMCO Class A Common Stock (with a recorded value of approximately $158.8 million). Concurrently with the IPT merger, all the assets and liabilities of IPT were contributed by AIMCO to the Partnership in exchange for approximately 8.9 million OP Units (valued at approximately $318.2 million). Also in connection with the IPT Merger, the IPLP Exchange and Assumption was unwound and the approximately 10.2 million OP Units issued in connection with the IPLP Exchange and Assumption were canceled.

NOTE 5 -- INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS

     The Company owns general and limited partner interests in approximately 900 partnerships which it acquired through acquisitions, direct purchases and separate offers to other limited partners. The Company's total ownership interests in these unconsolidated real estate partnerships range from 1% to 99%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, the Company does not possess control of these partnerships.

     During 1999 and 1998, the Company made separate offers to the limited partners of approximately 600 and 280 partnerships, respectively, to acquire their limited partnership interests. The Company paid approximately $258 million and $41 million during 1999 and 1998, respectively, in connection with such tender offers.

                             AIMCO PROPERTIES, L.P.

     The following table provides selected combined financial information for the Company's unconsolidated real estate partnerships as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                                                 1999         1998
                                                              ----------   ----------
Real estate, net of accumulated depreciation................  $2,930,748   $3,744,132
Total assets................................................   3,501,195    4,907,242
Secured notes payable.......................................   2,940,819    3,293,295
Total liabilities...........................................   3,536,646    4,001,926
Partners' capital (deficit).................................     (35,451)     905,316
Rental and other property revenues..........................   1,120,888      879,154
Property operating expenses.................................    (582,523)    (526,980)
Depreciation expense........................................    (237,066)    (151,972)
Interest expense............................................    (269,163)    (221,380)
Net income (loss)...........................................      42,106      (10,696)

NOTE 6 -- INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     In order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO's status as a REIT, certain assets of the Company are held through corporations in which the Company holds non-voting preferred stock and certain officers and/or directors of AIMCO hold, directly or indirectly, all of the voting common stock. Effective January 1, 1999, a portion of the voting common stock was purchased by the Company and was exchanged for non-voting preferred stock, bringing the total voting common stock interests to represent a 1% economic interest and the non-voting preferred stock to represent a 99% economic interest.

     As a result of the controlling ownership interest in the unconsolidated subsidiaries being held by others, the Company accounts for its interest in the unconsolidated subsidiaries using the equity method. As of December 31, 1999, the unconsolidated subsidiaries included AIMCO/NHP Holdings, Inc., AIMCO/NHP Properties, Inc., NHP Management Company, and NHP A&R Services, Inc.

     The following table provides selected combined financial information for the Company's unconsolidated subsidiaries as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                                                1999        1998
                                                              ---------   --------
Management contracts........................................  $  25,181   $122,291
Total assets................................................    166,019    236,976
Total liabilities...........................................    128,423    169,560
Stockholders' equity........................................     37,596     67,416
Service company revenues....................................    139,667    100,308
Service company expenses....................................   (133,231)   (70,771)
Interest expense............................................     (7,832)    (7,699)
Net income (loss)...........................................     (2,848)    12,641

NOTE 7 -- INTEREST INCOME RECOGNITION

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

     As of December 31, 1999 and 1998, the Company held $157.3 million and $212.3 million, respectively, of par value notes, including accrued interest, for which management believes the collectibility of such amounts

                             AIMCO PROPERTIES, L.P.

is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the year ended December 31, 1999, 1998 and 1997, totaled $12.8 million, $15.3 million, and $0.4 million, respectively. The decrease in the Company's investment in par value notes from December 31, 1998 to December 31, 1999 is primarily due to a reduction in certain notes receivable from the unconsolidated subsidiaries during 1999.

     As of December 31, 1999 and 1998, the Company held discounted notes, including accrued interest, with a carrying value of $92.5 million and $52.0 million, respectively. The total face value plus accrued interest of these notes was $173.1 million at December 31, 1999. In general, interest income from the discounted notes is not recognized as it is earned because the timing and amounts of cash flows are not probable and estimable. The increase in the Company's investment in discounted notes from December 31, 1998 to December 31, 1999 is primarily due to a purchase of a portfolio of discounted notes for approximately $26.1 million.

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the years ended December 31, 1999 and 1998, the Company recognized deferred interest income and discounts of approximately $32.5 million ($0.47 per basic and diluted OP Unit), and $1.4 million ($0.03 per basic and diluted OP Unit), respectively. There was no recognition of deferred interest income and discounts for the year ended December 31, 1997.

NOTE 8 -- SECURED NOTES PAYABLE

     During 1999, the Company issued $392.5 million of long-term fixed rate, fully amortizing non-recourse notes payable with a weighted average interest rate of 7.3%. Each of the notes is individually secured by one of thirty-eight properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $356.3 million to repay existing debt.

     The following table summarizes the Company's secured notes payable at December 31, 1999 and 1998, all of which are non-recourse to the Company (in thousands):

                                                                 1999        1998
                                                              ----------   --------
Fixed rate, ranging from 5.99% to 10.13%, fully-amortizing
  notes maturing at various dates through 2034..............  $1,597,772   $659,953
Fixed rate, ranging from 5.00% to 10.63%, non-amortizing
  notes maturing at various dates through 2029..............     356,487    153,798
Floating rate, ranging from 5.0% to 7.1%, non-amortizing
  notes.....................................................          --      5,580
                                                              ----------   --------
          Total.............................................  $1,954,259   $819,331
                                                              ==========   ========

                             AIMCO PROPERTIES, L.P.

     As of December 31, 1999, the scheduled principal amortization and balloon payments for the Company's secured notes payable are as follows (in thousands):

2000....................................................   $   30,074
2001....................................................       78,739
2002....................................................       57,144
2003....................................................      129,448
2004....................................................      178,886
Thereafter..............................................    1,479,968
                                                           ----------
                                                           $1,954,259
                                                           ==========

NOTE 9 -- SECURED TAX-EXEMPT BOND FINANCING

     During 1999, the Company issued $17.8 million of long-term fixed rate, fully amortizing non-recourse tax-exempt bonds with a weighted average interest rate of 7.1%. Each of the bonds is individually secured by one of two properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $17.3 million to repay existing debt.

     In December 1998, the Company completed the refinancing of $222 million in variable rate tax-exempt debt assumed in conjunction with the May 1998 merger with Ambassador Apartments, Inc. The debt was secured by 27 properties located in Texas, Arizona, Tennessee and Illinois. Through the refinancing, the Company converted the previous tax-exempt debt to $204 million in fixed rate, fully amortizing tax-exempt debt secured by 26 properties. The new debt has a weighted average interest rate of 5.8% and matures in 22 years. The Company also incurred $7.1 million of taxable debt secured by three of the properties, repaid $11.4 million of the previous tax-exempt debt, released $21.5 million in cash reserves and impound accounts held by the prior mortgagors, and released two properties that served as additional collateral for the previous debt.

     The following table summarizes the Company's secured tax-exempt bond financing at December 31, 1999 and 1998, all of which is non-recourse to the Company (in thousands):

                                                                1999       1998
                                                              --------   --------
7.0% fully-amortizing bonds, due July 2016..................  $ 43,889   $ 45,237
6.9% fully-amortizing bonds, due July 2016..................     8,987      9,267
Fixed rate fully-amortizing bonds, ranging from 5.1% to
  5.8%, due 2021............................................   157,578    159,555
Fixed rate fully-amortizing bonds, ranging from 6.5% to
  7.3%, due at various dates through 2028...................    79,866     78,926
Fixed rate non-amortizing bonds, ranging from 5.0% to 8.19%,
  due at various dates through 2017.........................    50,158     55,747
4.0% interest-only bonds, due December 2020.................     4,453         --
Floating rate non-amortizing bonds, due 2001 and 2008.......    31,689         --
Variable rate bonds, ranging from 4.9% to 5.3%, due 2021....    44,210     45,345
                                                              --------   --------
          Total.............................................  $420,830   $394,077
                                                              ========   ========

                             AIMCO PROPERTIES, L.P.

     As of December 31, 1999, the scheduled principal amortization and balloon payments for the Company's secured tax-exempt bonds are as follows (in thousands):

2000.....................................................   $ 21,761
2001.....................................................     13,978
2002.....................................................      9,752
2003.....................................................     10,239
2004.....................................................     26,842
Thereafter...............................................    338,258
                                                            --------
                                                            $420,830
                                                            ========

NOTE 10 -- UNSECURED SHORT-TERM FINANCING

     In August 1999, AIMCO and the Partnership closed a $300 million revolving credit facility arranged by Bank of America, N.A., BankBoston, N.A. and First Union National Bank and comprised of a total of nine lender participants. The obligations under the credit facility are secured by certain non-real estate assets of the Company. The existing lines of credit were terminated. The credit facility is used for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. At December 31, 1999, the weighted average interest rate was 8.84%, the balance was $209.2 million, and the remaining available credit was $90.8 million.

NOTE 11 -- SECURED SHORT-TERM FINANCING

     In February 1999, the Partnership terminated its $50 million secured credit facility with Washington Mortgage Financial Group, Ltd. and repaid all outstanding borrowings with proceeds from new long-term, fully amortizing notes payable totaling $58.2 million secured by certain properties that previously secured the credit facility.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

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

  Limited Partnerships

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

                             AIMCO PROPERTIES, L.P.

  Pending Investigations of HUD Management Arrangements

     In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provides compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or the Company or, to NHP's or the Company's knowledge, any owner of a HUD property managed by NHP. The Company believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. The Company is cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

  Environmental

     The Company is subject to various Federal, state and local laws that impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. The Company is also subject to various laws that impose liability for the cost of removal or remediation of hazardous substances at a disposal or treatment facility. Anyone who arranges for a disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we may acquire or manage in the future.

  Operating Leases

     The Company is obligated under office space and equipment non-cancelable operating leases. In addition, the Company subleases certain of its office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases for the five years ending after December 31, 1999 are as follows (in thousands):

                                                              OPERATING LEASE   SUBLEASE
                                                                 PAYMENTS       PAYMENTS
                                                              ---------------   --------
2000........................................................      $11,792        $3,037
2001........................................................       10,429         2,250
2002........................................................        5,295            81
2003........................................................        3,602            --
2004........................................................        2,936            --
                                                                  -------        ------
          Total.............................................      $34,054        $5,368
                                                                  =======        ======

     Under the Company's current operating structure, substantially all of the office space and equipment subject to the operating leases described above are for the use of its regional operating centers, which are operated by certain of the Company's unconsolidated subsidiaries (see Note 6). Rent expense recognized by

                             AIMCO PROPERTIES, L.P.

the unconsolidated subsidiaries totaled $5.8 and $6.2 million in 1999 and 1998, respectively. Rent expense recognized by the Company totaled $0.7 million in 1997. Sublease payments for 1999, 1998 and 1997 were not material.

NOTE 13 -- TRUST BASED CONVERTIBLE PREFERRED SECURITIES

     In connection with the Insignia merger, the Company assumed the obligations under the Trust Based Convertible Preferred Securities (the "Securities") with an aggregate liquidation amount of $149.5 million. The Securities will mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The Securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by the Company on or after November 1, 1999. Each $50 of liquidation value of the Securities can be converted into AIMCO Class A Common Stock at a conversion price of $49.61, which equates to 1.007 shares of AIMCO Class A Common Stock. Upon conversion of the Securities into AIMCO Class A Common Stock, the Partnership will issue OP Units to AIMCO on a one-for-one ratio.

NOTE 14 -- REGISTRATION STATEMENTS

     In August 1998, AIMCO and the Partnership filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 1999, AIMCO had $1,088 million available and the Partnership had $500 million available from this registration statement. The Company expects to finance pending acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement.

NOTE 15 -- PARTNERS' CAPITAL

  Preferred Units

     All classes of Preferred Units are on equal parity and are senior to the OP Units, except the Class E Preferred Units, which were junior to all other classes of Preferred Units and senior to the OP Units. None of the classes of Preferred Units have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

     Holders of the Class B Cumulative Convertible Preferred Units (the "Class B Preferred Units") are entitled to receive, when, as and if declared by the General Partner, quarterly cash distributions per share equal to the greater of $1.78125 or the cash distributions declared on the number of OP Units into which one Class B Preferred Unit is convertible. Each share of Class B Preferred Unit is convertible at the option of the holder, beginning August 1998, into 3.28407 OP Units, subject to certain anti-dilution adjustments.

     Holders of the Class C, D, G and H Preferred Units are entitled to receive, when, as and if declared by the General Partner, distributions at the following rates per annum:

Class C Cumulative Preferred Units..........................  9.000%
Class D Cumulative Preferred Units..........................  8.750%
Class G Cumulative Preferred Units..........................  9.375%
Class H Cumulative Preferred Units..........................  9.500%

     Holders of the Class J Cumulative Convertible Preferred Units (the "Class J Preferred Units") were entitled to receive cash distributions at the rate of 7% per annum of the $100 liquidation preference (equivalent to $7 per annum per unit) for the period beginning November 6, 1998 and lasting until November 15, 1998, and 8% per annum of the liquidation preference (equivalent to $8 per annum per unit)

                             AIMCO PROPERTIES, L.P.

for the period beginning November 15, 1998 and lasting until November 15, 1999. On May 14, 1999, the Company notified the holders of the Class J Preferred Units that the defined internal rate of return threshold had been met, and the Company exercised its right to convert all of the Class J Preferred Units into 2.5 million OP Units.

     Holders of Class K Convertible Cumulative Preferred Units (the "Class K Preferred Units"), which were issued on February 18, 1999, are entitled to receive cash distributions in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash distributions payable on the number of shares of OP Units into which a Class K Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of OP Units into which a Class K Preferred Unit is convertible.

     Holders of Class L Convertible Cumulative Preferred Units (the "Class L Preferred Units"), which were issued on May 28, 1999, are entitled to receive cash distributions in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash distributions payable on the number of OP Units into which a Class L Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class L Preferred Units will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of OP Units into which a Class L Preferred Unit is convertible.

     The Class E Preferred Units were issued in connection with the Insignia merger. Holders of Class E Preferred Units were entitled to receive the same cash distributions per share as holders of OP Units. In addition, on January 15, 1999, holders of Class E Preferred Units received a special distribution in an aggregate amount of approximately $50 million and all outstanding Class E Preferred Units automatically converted into an equal number of OP Units.

     In addition to the Preferred Units described above, the Partnership has issued Preferred Units to third parties as follows. In 1999, the Company completed tender offers for limited partnership interests resulting in the issuance of 11,000 Class Two Preferred OP Units, 1,682,000 Class Three Preferred OP Units, and 580,000 Class Four Preferred OP Units.

     In 1998, the Company acquired Calhoun Beach Club Apartments, a 351 unit, high-rise apartment community and 83,300 square feet of commercial space for approximately $77.1 million, including the issuance of 90,000 Class One Preferred OP Units valued at $9.0 million.

     As of December 31, 1999 and 1998, the following amounts of Preferred Units owned by third parties are outstanding (in thousands):

                                                              1999    1998
                                                              -----   ----
Class One Partnership Preferred Units, redeemable to Class A
  Common Stock in one year, holder to receive dividends at
  8% ($8.00 per annum per unit).............................     90    90
Class Two Partnership Preferred Units, redeemable to Class A
  Common Stock in one year, holders to receive dividends at
  8% ($2.00 per annum per unit).............................     11    --
Class Three Partnership Preferred Units, redeemable to Class
  A Common Stock in one year, holders to receive dividends
  at 9.5% ($2.375 per annum per unit).......................  1,682    --
Class Four Partnership Preferred Units, redeemable to Class
  A Common Stock in two years, holders to receive dividends
  at 8% ($2.00 per annum per unit)..........................    580    --
                                                              -----    --
                                                              2,363    90
                                                              =====    ==

                             AIMCO PROPERTIES, L.P.

     The distributions paid on each class of Preferred Units for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands, except per OP Unit data):

                                 1999                  1998                 1997
                          ------------------    ------------------    -----------------
                          AMOUNT      TOTAL     AMOUNT      TOTAL     AMOUNT     TOTAL
        CLASS OF            PER      AMOUNT       PER      AMOUNT       PER      AMOUNT
    PREFERRED UNITS       UNIT(1)     PAID      UNIT(1)     PAID      UNIT(1)     PAID
    ---------------       -------    -------    -------    -------    -------    ------
Class B.................  $  8.21    $ 6,158    $  7.39    $ 5,542    $  1.13(2)  $846
Class C.................     2.25      5,400       1.89(3)   4,538         --       --
Class D.................     2.19      9,188       1.40(3)   5,869         --       --
Class E.................       --         --       0.22(4)   1,892         --       --
Class G.................     2.34      9,492       0.59(3)   2,373         --       --
Class H.................     2.38      4,750       0.40(3)     805         --       --
Class J.................     3.16(5)   5,956       0.14(3)     175         --       --
Class K.................     1.50(6)   7,500         --         --         --       --
Class L.................     1.01(6)   5,063         --         --         --       --
Class One...............     8.00(6)     720         --         --         --       --
Class Two...............       --(7)      --         --         --         --       --
Class Three.............       --(7)      --         --         --         --       --
Class Four..............       --(7)      --         --         --         --       --
                                     -------               -------                ----
                                     $54,227               $21,194                $846
                                     =======               =======                ====

---------------

(1) Amounts per unit are calculated based on number of preferred units outstanding at the end of each year.

(2) For the period from the date of issuance to December 31, 1997.

(3) For the period from the date of issuance to December 31, 1998.

(4) For the period from the date of issuance to December 31, 1998. The Class E Preferred Units was converted to AIMCO Class A Common Stock on January 15, 1999.

(5) For the period from January 1, 1999 to the date of conversion to AIMCO Class A Common Stock.

(6) For the period from the date of issuance to December 31, 1999.

(7) No distributions for these Preferred Units were required during 1999 based on the date of issuance.

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

     In 1999, the Company completed tender offers for limited partnership interests resulting in the issuance of 1,084,000 OP Units.

     In 1998, in connection with the acquisition of Calhoun Beach Club Apartments, described above, the Partnership also issued approximately 100,300 OP Units valued at $4.1 million. The Company also withheld, as contingent consideration, approximately 109,800 OP Units valued at approximately $4.5 million. In September 1999, the contingent consideration was met and the 109,800 OP Units were issued.

                             AIMCO PROPERTIES, L.P.

     During 1999 and 1998, the Company issued approximately 215,000 and 600,000 shares, respectively, of AIMCO Class A Common Stock to certain of AIMCO's executive officers (or entities controlled by them) at market prices. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable to AIMCO totaling $8.2 million and $23.5 million, respectively. The notes were contributed by AIMCO to the Partnership in exchange for approximately 215,000 and 600,000 OP Units, respectively. Total payments on such notes from officers in 1999 and 1998 were $6.2 million and $8.9 million, respectively. In addition, in 1999 and 1998, the Partnership issued approximately 37,000 and 40,000 OP Units to AIMCO and AIMCO issued approximately 37,000 and 40,000 shares of AIMCO Class A Common Stock, respectively, to certain of AIMCO's executive officers.

     On September 15, 1999, AIMCO completed a direct placement of 1,382,580 shares of AIMCO Class A Common Stock at a net price of $39.50 per share to five institutional investors. The net proceeds of approximately $54.6 million were contributed by AIMCO to the Partnership in exchange for 1,382,580 OP Units and were used to repay outstanding indebtedness under the new credit facility.

     During 1999, the Company repurchased 205,300 shares of AIMCO Class A Common Stock (and the Partnership repurchased 205,300 OP Units from AIMCO) at an average price of $38.82 per share/unit.

     The following table sets forth the changes in redeemable OP Units held by Limited Partners through September 30, 1998, after which date they were classified as permanent partners' capital:

                                                               LIMITED
                                                               PARTNERS
                                                               --------
Redeemable OP Units at December 31, 1997....................   $197,086
  OP Units redeemed by Limited Partners to Special Limited
     Partner................................................     (5,514)
  Acquisition of real estate or interests in real estate
     partnerships through issuance of OP Units..............     33,384
  Issuance of High Performance Units........................      2,070
  OP Units redeemed by Limited Partners for cash............       (516)
  Issuance of OP Units in connection with Ambassador
     merger.................................................        146
  Net income................................................      4,425
  Distributions paid to OP Unitholders......................     (8,702)
  Other.....................................................        365
  Adjustment to reflect Limited Partners' capital at
     redemption value.......................................      9,661
                                                               --------
Redeemable OP Units at September 30, 1998...................   $232,405
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

  Other Convertible Securities

     On December 14, 1998, the Company sold, in a private placement, 1.4 million Class B partnership preferred units (the "Class B Partnership Units") of a subsidiary of the Partnership for $30.85 million. The partnership preferred units may be redeemed at the option of the holders at any time, and at the option of the Company under certain circumstances. Any redemption of the units may be satisfied by delivery of cash, AIMCO Class A Common Stock or OP Units.

                             AIMCO PROPERTIES, L.P.

NOTE 16 -- STOCK OPTION PLANS AND STOCK WARRANTS

     AIMCO, from time to time, will issue stock options and stock warrants. Upon exercise of the stock options or stock warrants, AIMCO must contribute the proceeds received to the Partnership in exchange for OP Units in the same number as shares of AIMCO Class A Common Stock issued in connection with the exercised stock options or stock warrants. Therefore, the following disclosures are made pertaining to AIMCO's stock options and stock warrants

     AIMCO Board of Directors has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the "1994 Plan"), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the "1996 Plan"), the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the "1997 Plan") and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan") to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1994 Plan, the 1996 Plan, the 1997 Plan and the Non-Qualified Plan allow for the grant of incentive and non-qualified stock options, and are administered by the Compensation Committee of the Board of Directors of AIMCO. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors of AIMCO to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options vest over a one to five-year period from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors of AIMCO.

     AIMCO has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options and warrants. Under APB 25, because the exercise price of AIMCO's employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if AIMCO had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method. The fair value for these options and warrants were estimated at the date of grant using a Black-Scholes valuation model with the following assumptions:

                                                  1999            1998           1997
                                              -------------   ------------   -------------
Range of risk free interest rates...........  4.5% to 6.5%    4.4% to 5.6%   5.8% to 6.6%
Expected dividend yield.....................      6.6%            6.0%           6.0%
Volatility factor of the expected market
  price of the Company's common stock.......      0.183          0.183           0.175
Weighted average expected life of options...    4.5 years      4.5 years       4.5 years

     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and for warrants which have no vesting restrictions and are fully transferable. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because

                             AIMCO PROPERTIES, L.P.

AIMCO stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting period. AIMCO's pro forma information for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands, except per share data):

                                                           1999      1998      1997
                                                          -------   -------   -------
Pro forma net income attributable to common
  Stockholders..........................................  $17,606   $34,396   $26,096
Pro forma basic earnings per common share...............  $  0.28   $  0.76   $  1.00
Pro forma diluted earnings per common share.............  $  0.28   $  0.75   $  1.00

     The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

     The following table summarizes the option and warrants activity for the years ended December 31, 1999, 1998 and 1997:

                                 1999                   1998                   1997
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                          OPTIONS    AVERAGE     OPTIONS    AVERAGE     OPTIONS    AVERAGE
                            AND      EXERCISE      AND      EXERCISE      AND      EXERCISE
                         WARRANTS     PRICE     WARRANTS     PRICE     WARRANTS     PRICE
                         ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of year....  7,450,000    $36.21    1,684,000    $30.53      505,000    $20.74
Granted................  1,000,000     37.14    5,811,000     37.78      627,000     38.77
Assumed in connection
  with acquisitions....         --        --      671,000     25.99      995,000     24.77
Exercised..............   (490,000)    13.78     (661,000)    25.19     (437,000)    18.11
Forfeited..............   (175,000)    34.68      (55,000)    35.71       (6,000)    18.50
                         ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year.................  7,785,000    $37.78    7,450,000    $36.21    1,684,000    $30.53
Exercisable at end of
  year.................  1,643,000    $37.55    1,793,000    $31.69      690,000    $19.95
Weighted-average fair
  value of options and
  warrants granted
  during the year......               $ 3.41                 $ 3.70                 $ 3.24

     At December 31, 1999, exercise prices for outstanding and exercisable options range from $15.21 to $43.85 and warrants range from $36.00 to $51.67, and the remaining weighted-average contractual life of the options and warrants is 9.06 years.

     On June 3, 1997, AIMCO issued warrants (the "NHP Warrants") exercisable to purchase an aggregate of 399,999 shares of AIMCO Class A Common Stock at $36 per share at any time prior to June 3, 2002. The NHP Warrants were issued as part of the consideration for the NHP Real Estate Companies.

     On December 2, 1997, AIMCO issued warrants (the "Oxford Warrants") exercisable to purchase up to an aggregate of 500,000 shares of AIMCO Class A Common Stock at $41 per share. The Oxford Warrants

                             AIMCO PROPERTIES, L.P.

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

     In connection with the Insignia merger, AIMCO assumed warrants that allowed the holders to purchase shares of AIMCO Class A Common Stock at prices ranging from approximately $4 to $52 per share. As of December 31, 1999, approximately 15,000 of the Insignia warrants were still outstanding.

     On December 14, 1998, AIMCO sold, in a private placement, a warrant to purchase 875,000 shares of AIMCO Class A Common Stock for $4.15 million. The warrant has an exercise price of $40 per share. The warrant may be exercised at any time, and expires upon a redemption of the Class B Partnership Units (see
Note 15).

NOTE 17 -- EARNINGS PER OP UNIT

     The following table illustrates the calculation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per common unit data):

                                                           1999      1998      1997
                                                          -------   -------   -------
Numerator:
Net income..............................................  $80,690   $68,928   $32,697
Preferred Unit distributions............................  (54,173)  (26,533)   (2,315)
                                                          -------   -------   -------
Numerator for basic and diluted earnings per common
  unit -- income attributable to common unitholders.....  $26,517   $42,395   $30,382
                                                          =======   =======   =======
Denominator:
Denominator for basic earnings per common
  unit -- weighted average number of common units
  outstanding...........................................   68,541    52,798    27,732
Effect of dilutive securities:
Dilutive potential common units.........................      970     1,306       381
                                                          -------   -------   -------
Denominator for diluted earnings per unit...............   69,511    54,104    28,113
                                                          =======   =======   =======
Basic earnings per common unit:
  Operations............................................  $  0.42   $  0.72   $  0.99
  Gain (loss) on disposition of properties..............    (0.03)     0.08      0.11
  Extraordinary item....................................       --        --     (0.01)
                                                          -------   -------   -------
          Total.........................................  $  0.39   $  0.80   $  1.09
                                                          =======   =======   =======
Diluted earnings per common unit:
  Operations............................................  $  0.41   $  0.70   $  0.98
  Gain (loss) on disposition of properties..............    (0.03)     0.08      0.11
  Extraordinary item....................................       --        --     (0.01)
                                                          -------   -------   -------
          Total.........................................  $  0.38   $  0.78   $  1.08
                                                          =======   =======   =======

     The Class B Preferred Units, the Class J Preferred Units, the Class K Preferred Units, the Class L Preferred Units, and High Performance Units are convertible (see Notes 15 and 19). The Class C Preferred Units, the Class D Preferred Units, the Class G Preferred Units, and the Class H Preferred Units are not convertible.

                             AIMCO PROPERTIES, L.P.

NOTE 18 -- RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 2000. The Company has elected not to early adopt the provisions of Statement 133 as of December 31, 1999 and when Statement 133 is adopted, the Company does not expect the Statement to have a significant impact on its financial position or results of operations.

NOTE 19 -- TRANSACTIONS WITH AFFILIATES

     In January 1998, the Partnership sold an aggregate of 15,000 High Performance Partnership Units (the "High Performance Units") to a joint venture of twelve members of AIMCO's senior management and three of AIMCO's independent directors for $2.1 million in cash. The High Performance Units have nominal value unless AIMCO's total return, defined as dividend income plus share price appreciation, over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15% (the "Total Return"). At the conclusion of the three year period, if AIMCO's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of a number of OP Units equal to the quotient obtained by dividing the product of (i)(a) 15% of the amount by which AIMCO's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the outstanding AIMCO Class A Common Stock and OP Units, by (ii) the market value of one share of AIMCO Class A Common Stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of AIMCO. Unlike OP Units, the High Performance Units are not redeemable or convertible into AIMCO Class A Common Stock unless a change of control of AIMCO occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units in excess of the cash received upon their issuance (recorded as Limited partners' capital). If the measurement period had ended December 31, 1999, the Excess Return would have been $83.8 million and the value of the High Performance Units would have been $12.6 million.

     Fees earned based on services provided by the Company, as general partner, to real estate partnerships for customary services including refinancing, construction supervisory and disposition fees for the years ended December 31, 1999 and 1998 were $14.2 million and $6.4 million, respectively. Fees earned by the Company for the year ended December 31, 1997 were not significant.

NOTE 20 -- EMPLOYEE BENEFIT PLANS

     The Company offers medical, dental, life and short-term and long-term disability benefits to employees of the Company through insurance coverage of Company-sponsored plans. The medical and dental plans are self-funded and are administered by independent third parties. In addition, the Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. The Company matches 50%-100% of the participant's contributions to the plan up to a maximum of 6% of the participant's prior year compensation. The Company match percentage is based on employee tenure.

                             AIMCO PROPERTIES, L.P.

NOTE 21 -- UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized unaudited consolidated quarterly information for 1999 and 1998 is provided below (amounts in thousands, except per unit amounts).

                                                              QUARTER
                                             -----------------------------------------
YEAR ENDED DECEMBER 31, 1999                  FIRST      SECOND     THIRD      FOURTH
----------------------------                 --------   --------   --------   --------
Revenue from property operations...........  $110,552   $116,237   $120,398   $184,696
Income from property operations............    38,105     39,815     40,456     52,969
Revenue from service company business......     7,978      7,536     10,280     17,083
Company's share of income from service
  company business.........................      (924)     5,150     (4,315)    17,496
Net income before extraordinary item.......    14,864     23,993     19,889     21,944
Net income.................................    14,864     23,993     19,889     21,944
Basic earnings per common unit.............  $   0.03   $   0.15   $   0.08   $   0.13
Diluted earnings per common unit...........  $   0.03   $   0.14   $   0.07   $   0.13
Weighted average common units
  outstanding..............................    64,923     67,943     69,925     71,372
Weighted average common units and common
  unit equivalents outstanding.............    66,149     69,172     71,006     71,715

                                                               QUARTER
                                               ---------------------------------------
YEAR ENDED DECEMBER 31, 1998                    FIRST    SECOND     THIRD      FOURTH
----------------------------                   -------   -------   --------   --------
Revenue from property operations.............  $71,336   $89,928   $104,436   $108,263
Income from property operations..............   28,918    33,701     33,943     36,645
Revenue from service company business........    4,821     4,741      4,406      8,707
Company's share of income from service
  company business...........................    2,710     1,183      1,775         47
Net income before extraordinary item.........   23,930    14,594     17,745     12,659
Net income...................................   23,930    14,594     17,745     12,659
Basic earnings per common unit...............  $  0.44   $  0.19   $   0.19   $   0.04
Diluted earnings per common unit.............  $  0.43   $  0.19   $   0.19   $   0.04
Weighted average common units outstanding....   46,424    51,159     52,896     60,523
Weighted average common units and common unit
  equivalents outstanding....................   46,606    51,400     53,523     64,890

NOTE 22 -- INDUSTRY SEGMENTS

     The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Company's total revenues during 1999, 1998 or 1997.

     Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following table presents the contribution (separated between consolidated and unconsolidated activity) to the Company's free cash flow for the

                             AIMCO PROPERTIES, L.P.

year ended December 31, 1999, from the components of the Company and a reconciliation of free cash flow to funds from operations, less a reserve for capital replacements, and net income (in thousands, except equivalent units and monthly rents):

                                                    CONSOLIDATED   UNCONSOLIDATED     TOTAL     CONTR. %
                                                    ------------   --------------   ---------   --------
REAL ESTATE:
  Conventional:
     Average monthly rent greater than $800 per
       unit (9,008 equivalent units)..............   $  62,428       $  15,877      $  78,305      15%
     Average monthly rent $700 to $800 per unit
       (9,310 equivalent units)...................      35,328          21,611         56,939      11%
     Average monthly rent $600 to $700 per unit
       (16,494 equivalent units)..................      58,425          27,975         86,400      16%
     Average monthly rent $500 to $600 per unit
       (29,492 equivalent units)..................      78,163          32,758        110,921      21%
     Average monthly rent less than $500 per unit
       (29,387 equivalent units)..................      36,254          20,299         56,553      11%
                                                     ---------       ---------      ---------     ---
       Subtotal conventional real estate
          contribution to free cash flow(1).......     270,598         118,520        389,118      74%
  Affordable (9,809 equivalent units).............       5,131          32,382         37,513       7%
  College housing (average rent of $663 per month)
     (2,214 equivalent units).....................       3,633           4,612          8,245       2%
  Other real estate...............................       1,892           5,021          6,913       1%
  Resident services...............................       1,914             442          2,356      --
  Minority interest...............................     (25,080)             --        (25,080)     (5)%
                                                     ---------       ---------      ---------     ---
          Total real estate contribution to free
            cash flow(1)..........................     258,088         160,977        419,065      79%
                                                     ---------       ---------      ---------     ---
SERVICE BUSINESSES:
  Management contracts (property and asset
     management):
     Controlled properties........................      18,999          16,396         35,395       7%
     Third party with terms in excess of one
       year.......................................          --          10,281         10,281       2%
     Third party cancelable in 30 days............          --             908            908      --
                                                     ---------       ---------      ---------     ---
       Subtotal management contracts contribution
          to free cash flow(1)....................      18,999          27,585         46,584       9%
  Buyers Access...................................          --           3,314          3,314       1%
  Other service businesses........................       3,490          (2,703)           787      --
                                                     ---------       ---------      ---------     ---
          Total service businesses contribution to
            free cash flow(1).....................      22,489          28,196         50,685      10%
                                                     ---------       ---------      ---------     ---
INTEREST INCOME:
  General partner loan interest...................      11,774              --         11,774       2%
  Notes receivable from officers..................         869              --            869      --
  Other notes receivable..........................       8,863              --          8,863       2%
  Money market and interest bearing accounts......       8,217           1,568          9,785       2%
                                                     ---------       ---------      ---------     ---
       Subtotal interest income...................      29,723           1,568         31,291       6%
  Accretion of loan discount(2)...................      32,460              --         32,460       6%
                                                     ---------       ---------      ---------     ---
          Total interest income contribution to
            free cash flow(1).....................      62,183           1,568         63,751      12%
                                                     ---------       ---------      ---------     ---

                             AIMCO PROPERTIES, L.P.

                                                    CONSOLIDATED   UNCONSOLIDATED     TOTAL     CONTR. %
                                                    ------------   --------------   ---------   --------
FEES:
  Disposition fees................................       3,070           1,219          4,289       1%
  Refinancing fees................................         283             331            614      --
                                                     ---------       ---------      ---------     ---
          Total fees contribution to free cash
            flow(1)...............................       3,353           1,550          4,903       1%
                                                     ---------       ---------      ---------     ---
GENERAL AND ADMINISTRATIVE EXPENSES...............     (12,016)             --        (12,016)     (2)%
                                                     ---------       ---------      ---------     ---
          Total contribution to free cash flow
            from business components(1)...........     334,097         192,291        526,388     100%
                                                     ---------       ---------      ---------     ---
OTHER EXPENSES:
  Interest expense:
     Secured debt
       Long-term, fixed rate......................    (107,100)        (63,939)      (171,039)
       Long-term, variable rate...................      (1,314)         (2,034)        (3,348)
       Short-term.................................     (14,828)         (2,883)       (17,711)
     General partner loans and deferred
       acquisition notes..........................          --          (1,744)        (1,744)
     Lines of credit and other unsecured debt.....     (12,754)           (384)       (13,138)
     Interest on notes payable to the OP..........          --          (7,401)        (7,401)
     Convertible preferred securities.............      (4,858)             --         (4,858)
     Interest capitalized.........................       6,588              93          6,681
                                                     ---------       ---------      ---------
          Total interest expense before minority
            interest..............................    (134,266)        (78,292)      (212,558)
     Minority interest share of interest
       expense....................................      11,154              --         11,154
                                                     ---------       ---------      ---------
          Total interest expense after minority
            interest..............................    (123,112)        (78,292)      (201,404)
                                                     ---------       ---------      ---------
     Funds from operations, less a reserve for
       capital replacements, before preferred
       dividends(1)...............................     210,985         113,999        324,984
  Preferred Unit distributions....................     (33,265)             --        (33,265)
                                                     ---------       ---------      ---------
     Funds from operations, less a reserve for
       capital replacements(1)....................     177,720         113,999        291,719
  Capital replacement reserve.....................      19,434           9,281         28,715
  Preferred Unit distributions....................      33,265              --         33,265
  Equity in losses of unconsolidated real estate
     partnerships.................................      (3,272)          3,272             --
  Equity in losses of unconsolidated
     subsidiaries.................................      (2,400)          2,400             --
  Expenses associated with convertible preferred
     securities...................................      (6,892)             --         (6,892)
  Loss on disposition of properties...............      (1,785)             --         (1,785)
  Depreciation....................................    (131,257)       (104,755)      (236,012)
  Minority interest in depreciation...............      10,174              --         10,174
  Amortization....................................     (14,297)        (22,434)       (36,731)
  Deferred tax provision..........................          --          (1,763)        (1,763)
                                                     ---------       ---------      ---------
          Net income..............................   $  80,690       $      --      $  80,690
                                                     =========       =========      =========

---------------

(1) "Funds from operations" and "free cash flow" are measurement standards used by the Company's management, as follows:

     - The Company measures its economic profitability based on funds from operations ("FFO"), less a reserve for capital replacements of $300 per apartment unit. The Company's management believes that FFO, less such a reserve (or adjusted funds from operations, "AFFO") provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The

                             AIMCO PROPERTIES, L.P.

       Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of distributions on Preferred Units. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     - Free cash flow is defined by the Company as AFFO plus interest expense and Preferred Unit distributions. It measures profitability prior to the cost of capital. Free cash flow should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance.

(2) See Note 7.

NOTE 23 -- SUBSEQUENT EVENTS

  Distribution Declared

     On January 19, 2000, the General Partner declared a quarterly cash distribution of $0.70 per OP Unit for the quarter ended December 31, 1999, paid on February 11, 2000, to OP Unitholders of record on February 4, 2000. The increased distribution is equivalent to an annualized distribution rate of $2.80 per OP Unit, a 12% increase from the previous annual distribution rate of $2.50.

  Class M Preferred Stock

     On January 13, 2000, AIMCO issued 1,200,000 shares of newly created Class M Convertible Cumulative Preferred Stock, par value $.01 per share ("Class M Preferred Stock") in a direct placement. The net proceeds of $30.0 million were contributed by AIMCO to the Partnership in exchange for 1,200,000 Class M Preferred Units and were used to repay certain indebtedness and for working capital. For three years, holders of the Class M Preferred Stock (which mirror those of the Class M Preferred Units) are entitled to receive, when, as and if declared by the Board of Directors and AIMCO, as General Partner, annual cash distributions in an amount per OP Unit equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference), or (ii) the cash distributions (payable quarterly) payable on the number of shares of OP Units into which a Class M Preferred Unit is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class M Preferred Units will be entitled to receive an amount per Class M Preferred Unit equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash distributions payable on the number of OP Units into which a Class M Preferred Unit is convertible. The Class M Preferred Units are senior to the OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or dividends by AIMCO shall be made to any holders of AIMCO Class A Common Stock, the holders of the Class M Preferred Stock and the Class M Preferred Units shall be entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

                             AIMCO PROPERTIES, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                    SCHEDULE III

                                                                                      INITIAL COST            COST
                                                                                 -----------------------   CAPITALIZED
                                                                                             BUILDINGS     SUBSEQUENT
                         DATE                               YEAR       NUMBER                   AND            TO
PROPERTY NAME          ACQUIRED         LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------          --------   ---------------------   ---------   --------   --------   ------------   -----------
100 Forest Place.....   Oct-97              OakPark, IL        1986      234     $  2,498    $   14,154     $  3,591
40th North...........   Jul-94              Phoenix, AZ        1970      556        2,546        14,437        2,156
Alpine Village.......   Oct-98           Birmingham, AL        1972      160          751         3,034           83
Anchorage............   Nov-96          League City, TX        1985      264          523         9,097        1,994
Arbor Crossing.......   May-97             Lithonia, GA        1988      240        1,879        10,647        1,517
Arbor Station........   Apr-98           Montgomery, AL        1987      264        1,627         9,218          702
Arbor Station II.....   Apr-99           Montgomery, AL        1988      288          198         1,133           --
Arbors...............   Oct-97                Tempe, AZ        1971      200        1,092         6,189          509
Arbors...............   May-98               Deland, FL        1983      224        1,507         8,537          936
Ashford Plantation...   Dec-95              Atlanta, GA        1975      211        2,770         9,956        1,604
Aspen Hills..........   May-98               Austin, TX        1986      344        2,645        14,989          518
Aspen Point..........   Jul-99               Arvada, CO        1974      120          288         5,935          135
Atriums of
  Plantation.........   Aug-98           Plantation, FL        1980      210        1,807         9,756          799
Baldwin Oaks.........   May-97           Parsippany, NJ        1980      251          689         7,226          201
Barcelona............   Oct-98              Houston, TX        1963      126          852         4,184          275
Bay Club.............   Apr-97             Aventura, FL        1990      702       10,530        60,830        2,523
Baymeadows...........   Oct-98         Jacksonville, FL        1972      904        5,308        20,953          163
Beacon Hill..........   Oct-97             Chamblee, GA        1978      120          928         5,261          406
Beech Lake...........   May-99               Durham, NC        1986      345        2,284        13,011           --
Bella Vista..........   Jul-99                Miami, FL        1986      352        2,560        14,660           --
Bent Oaks............   May-98               Austin, TX        1979      146        1,117         6,328          227
Blossomtree..........   Oct-97           Scottsdale, AZ        1970      125          535         3,029          381
Boardwalk............   Dec-95              Tamarac, FL        1986      291        3,350         8,196        1,283
Boulder Creek
  (Bluffs)...........   Sep-83              Boulder, CO        1971      232          696         7,779        5,657
Bradford Place.......   Dec-99             Suitland, MD        1968      214        1,176         6,666           --
Braesview............   May-98          San Antonio, TX        1982      396        3,135        17,764          392
Brandywine...........   Apr-83       St. Petersburg, FL        1971      477        1,423        11,336        2,269
Brant Rock...........   Oct-97              Houston, TX        1984       84          337         1,908          330
Brentwood............   Nov-96         Lake Jackson, TX        1980      104          200         3,092          479
Briarwest............   Oct-98              Houston, TX        1970      380        2,671        15,362          258
Briarwood............   Oct-98         Cedar Rapids, IA        1975       73          453         1,831           55
Briarwood............   Oct-98              Houston, TX        1970      351        2,138        10,159           99
Bridgewater..........   Nov-96              Tomball, TX        1978      206          333         4,033        2,894
Brittany Point.......   Oct-98           Huntsville, AL        1978      431        1,627         9,220          207
Broadmoor
  Apartments.........   May-98               Austin, TX        1985      200        1,370         7,765        1,035
Brookdale Lakes......   May-98           Naperville, IL        1990      200        2,709        15,350          269
Brookside Village....   Apr-96               Tustin, CA        1970      628        2,498        14,180       21,605
Burke Shire
  Commons............   May-97                Burke, VA        1986      360        2,785        23,320          145
Calhoun Beach........   Dec-98          Minneapolis, MN   1928/1998      351       11,567        65,546        4,177
Cambridge Heights....   May-97              Natchez, MS        1979       94          249         1,413          825
Canterbury Green.....   Dec-99           Fort Wayne, IN        1979    2,007       13,929        73,975           --
Cape Cod.............   May-98          San Antonio, TX        1985      244        1,582         8,946          234

                                                       DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                                                                              TOTAL COST
                                   BUILDINGS                                    NET OF
                                      AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------          --------   ------------   ----------   ------------   ------------   ------------
100 Forest Place.....  $    759    $   19,484    $   20,243     $  5,165      $   15,078     $   15,080
40th North...........     2,546        16,592        19,139        3,783          15,356         10,202
Alpine Village.......       751         3,117         3,868          410           3,459          2,100
Anchorage............       615        10,999        11,614        3,660           7,954          4,708
Arbor Crossing.......       740        13,303        14,043        2,168          11,875          4,956
Arbor Station........     1,627         9,920        11,547          653          10,894          7,385
Arbor Station II.....       198         1,133         1,331           54           1,277            776
Arbors...............     1,092         6,698         7,790          647           7,143          3,715
Arbors...............     1,507         9,474        10,980          700          10,280          7,605
Ashford Plantation...     2,770        11,560        14,330        1,994          12,335          7,100
Aspen Hills..........     2,645        15,507        18,152        1,102          17,050          9,570
Aspen Point..........       288         6,070         6,358        1,647           4,711             --
Atriums of
  Plantation.........     1,807        10,555        12,362          617          11,745          7,629
Baldwin Oaks.........       689         7,427         8,116          718           7,399          7,384
Barcelona............       852         4,459         5,312          171           5,141          2,371
Bay Club.............    10,533        63,350        73,883        6,330          67,552         49,000
Baymeadows...........     5,308        21,115        26,423        2,256          24,167         13,657
Beacon Hill..........       929         5,666         6,595          534           6,060          3,496
Beech Lake...........     2,284        13,011        15,294          543          14,751         11,783
Bella Vista..........     2,560        14,660        17,220          365          16,856         12,765
Bent Oaks............     1,117         6,555         7,672          458           7,214          4,300
Blossomtree..........       535         3,411         3,945          322           3,623          2,037
Boardwalk............     3,350         9,479        12,829        1,702          11,128          8,987
Boulder Creek
  (Bluffs)...........       755        13,378        14,132        5,059           9,074             --
Bradford Place.......     1,176         6,666         7,842           --           7,842          5,218
Braesview............     3,135        18,155        21,290        1,284          20,006         13,690
Brandywine...........     1,437        13,591        15,028        6,089           8,939          6,216
Brant Rock...........       337         2,238         2,575          208           2,367          1,178
Brentwood............        --         3,771         3,771          409           3,362          1,725
Briarwest............     2,671        15,619        18,290          596          17,694          6,992
Briarwood............       453         1,886         2,339          184           2,156          1,562
Briarwood............     2,138        10,258        12,397          454          11,943          4,949
Bridgewater..........       398         6,863         7,260        1,389           5,871          4,055
Brittany Point.......     1,658         9,396        11,054          (87)         11,141          9,159
Broadmoor
  Apartments.........     1,370         8,800        10,170          637           9,533          6,000
Brookdale Lakes......     2,709        15,619        18,328        1,089          17,239         13,280
Brookside Village....     7,263        31,021        38,283        4,286          33,998         26,492
Burke Shire
  Commons............     2,785        23,465        26,250          906          25,344         22,055
Calhoun Beach........    11,821        69,469        81,290        3,378          77,912         52,763
Cambridge Heights....        90         2,397         2,487        1,018           1,469          1,520
Canterbury Green.....    13,929        73,975        87,904                       87,904         52,804
Cape Cod.............     1,582         9,180        10,762          625          10,137          6,640


                                                                                      INITIAL COST            COST
                                                                                 -----------------------   CAPITALIZED
                                                                                             BUILDINGS     SUBSEQUENT
                         DATE                               YEAR       NUMBER                   AND            TO
PROPERTY NAME          ACQUIRED         LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------          --------   ---------------------   ---------   --------   --------   ------------   -----------
Captiva Club.........   Dec-96                Tampa, FL        1975      357        1,500         7,085        9,147
Carlin Manor.........   Oct-98             Columbus, OH        1966      278        1,353         3,883          114
Carriage House.......   Oct-98             Gastonia, NC        1970      102          486         2,059           99
Casa Anita...........   Mar-98              Phoenix, AZ        1986      224        1,125         6,404          386
Cedar Creek..........   May-98          San Antonio, TX        1979      392        1,788        10,131        1,753
Center Square........   May-97           Doylestown, PA        1975      352          372         5,347           14
Chambers Ridge.......   Oct-98           Harrisburg, PA        1973      324        1,469         6,135        1,690
Chapel NDP...........   May-97            Baltimore, MD        1974      175          131         3,354          113
Chatham Harbor.......   Oct-99    Altamonte Springs, FL        1985      324        2,288        12,999           --
Chesapeake...........   Dec-96              Houston, TX        1983      320          775         7,317          778
Chestnut Hill
  Village............   May-97           Middletown, CT        1985      314        6,300        15,328           35
Citrus Grove.........   Jun-98             Redlands, CA        1985      198        1,118         6,333          235
Citrus Sunset........   Mar-98                Vista, CA        1985       96          663         3,758          208
Cobble Creek.........   Mar-98               Tucson, AZ        1980      301        1,299         7,395          575
Colonade Gardens
  (Ferntree).........   Oct-97              Phoenix, AZ        1973      196          765         4,337          411
Colonial Crest.......   Dec-99          Bloomington, IN        1965      208          938         4,488           --
Colony...............   Sep-98            Bradenton, FL        1986      166        1,121         6,350          316
Colony At
  Kenilworth.........   Oct-98               Towson, MD        1966      383        2,600        11,255          437
Colony House.........   Oct-98         Murfreesboro, TN        1973      194          898         3,336          208
Copper Chase.........   Dec-96                 Katy, TX        1982      316        1,354         7,672        1,348
Copperfield..........   Nov-96              Houston, TX        1983      196          702         7,003        1,158
Coral Cove...........   May-98                Tampa, FL        1985      200          727         4,119        3,431
Coral Gardens........   Apr-93            Las Vegas, NV        1983      670        3,190        12,745        2,530
Country Club Villas..   Jul-94             Amarillo, TX        1984      282        1,049         5,951          993
Country Club West....   May-98              Greeley, CO        1986      288        2,848        16,138          614
Country Wood.........   Oct-98              Raleigh, NC        1972      384        2,652         8,816          130
Courtney Park........   May-98         Fort Collins, CO        1986      248        2,726        15,450          400
Coventry Square......   Nov-96              Houston, TX        1983      270          975         6,355        1,722
Crossbridge..........   Oct-98               Dallas, TX        1980      160          490         3,994           19
Crossings at Belle...   Jan-98             Amarillo, TX        1976      160          483         2,737        1,256
Crossings of
  Bellevue...........   May-98            Nashville, TN        1985      300        2,588        14,667          680
Crossroads...........   May-98              Phoenix, AZ        1982      316        2,180        12,353          410
Crows Nest...........   Nov-96          League City, TX        1984      176          795         5,400        1,090
Cypress Landing......   Dec-96             Savannah, GA        1984      200          915         5,188          603
Cypress Ridge........   May-98              Houston, TX        1979      268          870         4,931        1,204
Debaliviere I........   May-97            St. Louis, MO        1979      146          188         2,795           80
Dolphins Landing.....   Dec-96       Corpus Christi, TX        1980      218        1,740         5,589          806
Douglaston Villas and
  Townhomes (Cameron
  Villas)............   Aug-99    Altamonte Springs, FL        1979      234        1,721         9,835          242
Dunwoody Park........   Jul-94             Dunwoody, GA        1980      318        1,838        10,538        1,484
Eagle's Nest.........   May-98          San Antonio, TX        1973      226        1,053         5,966          294
Eaglewood(s).........   Jun-98              Memphis, TN        1983      584          750        16,544        4,285
Easton Village.......   Nov-96              Houston, TX        1983      146          440         6,584        1,957
Eden Crossing........   Nov-94            Pensacola, FL        1985      200        1,111         6,332          895
Elm Creek............   May-97             Elmhurst, IL        1986      372        5,339        30,253        6,958
Emerald Ridge........   Feb-98                Tyler, TX        1984      484        1,469         8,324          926
Essex Park...........   Oct-98             Columbia, SC        1971      323        1,570         5,554          141
Evanston Place.......   May-97             Evanston, IL        1988      190        1,503        19,960        6,858
Fairway View I.......   Oct-98          Baton Rouge, LA        1972      242        1,456         5,992          126
Fairway View II......   Oct-98          Baton Rouge, LA        1981      204        1,428         5,899           94
Fairways.............   Jul-94             Chandler, AZ        1986      352        1,830        10,403       15,999
Ferntree Apartments..   Oct-98              Phoenix, AZ        1970      219        1,243        12,818          404

                                                       DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                                                                              TOTAL COST
                                   BUILDINGS                                    NET OF
                                      AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------          --------   ------------   ----------   ------------   ------------   ------------
Captiva Club.........     1,752        15,980        17,732          816          16,916          8,950
Carlin Manor.........     1,353         3,997         5,350          520           4,830          2,500
Carriage House.......       486         2,158         2,643          229           2,414          1,892
Casa Anita...........     1,125         6,790         7,915          491           7,424          4,050
Cedar Creek..........     1,788        11,884        13,671          768          12,903          4,609
Center Square........       372         5,360         5,733          316           5,416          5,619
Chambers Ridge.......     1,469         7,825         9,294          901           8,393          5,396
Chapel NDP...........       131         3,467         3,598          142           3,456          3,269
Chatham Harbor.......     2,288        12,999        15,287           68          15,219             --
Chesapeake...........       775         8,095         8,870        1,015           7,854          7,199
Chestnut Hill
  Village............     6,300        15,363        21,663        1,324          20,340         16,070
Citrus Grove.........     1,118         6,569         7,686          435           7,251          5,056
Citrus Sunset........       663         3,966         4,629          256           4,373          3,561
Cobble Creek.........     1,299         7,970         9,269          669           8,600          6,924
Colonade Gardens
  (Ferntree).........       766         4,747         5,513          452           5,061          2,752
Colonial Crest.......       938         4,488         5,426           --           5,426          1,789
Colony...............     1,121         6,666         7,787          392           7,395          3,277
Colony At
  Kenilworth.........     2,600        11,692        14,292        1,474          12,818          7,985
Colony House.........       898         3,544         4,442          381           4,061          2,249
Copper Chase.........     1,354         9,020        10,374          750           9,624          5,289
Copperfield..........       646         8,217         8,863        1,589           7,274          3,367
Coral Cove...........     1,381         6,896         8,277          882           7,395          3,928
Coral Gardens........     3,190        15,275        18,465        4,627          13,838         10,661
Country Club Villas..     1,049         6,944         7,993        1,489           6,504          3,837
Country Club West....     2,848        16,752        19,600        1,228          18,372         11,158
Country Wood.........     2,652         8,946        11,598        1,004          10,593          4,267
Courtney Park........     2,726        15,850        18,577        1,117          17,460          9,895
Coventry Square......     1,054         7,997         9,052        2,982           6,070          2,928
Crossbridge..........       490         4,013         4,504          420           4,083          1,700
Crossings at Belle...       483         3,993         4,476          306           4,171          2,388
Crossings of
  Bellevue...........     2,588        15,348        17,936        1,109          16,826          8,325
Crossroads...........     2,180        12,763        14,943          912          14,031          6,853
Crows Nest...........       856         6,429         7,285        1,923           5,362          2,784
Cypress Landing......       915         5,791         6,706          750           5,957          4,165
Cypress Ridge........       870         6,135         7,005          461           6,545          4,250
Debaliviere I........       188         2,874         3,062          233           2,830          2,534
Dolphins Landing.....     1,740         6,395         8,135          887           7,248          4,431
Douglaston Villas and
  Townhomes (Cameron
  Villas)............     1,721        10,077        11,798          245          11,554             --
Dunwoody Park........     1,838        12,022        13,860        2,681          11,179          7,114
Eagle's Nest.........     1,053         6,260         7,313          461           6,851          4,685
Eaglewood(s).........       945        20,634        21,579        8,101          13,478             --
Easton Village.......       565         8,416         8,981        1,890           7,091          2,789
Eden Crossing........     1,111         7,227         8,338        1,547           6,791          5,603
Elm Creek............     5,421        37,130        42,550       10,348          32,202         23,508
Emerald Ridge........     1,469         9,249        10,719          755           9,964          6,089
Essex Park...........     1,570         5,694         7,264          638           6,626          3,017
Evanston Place.......     2,101        26,220        28,321        5,697          22,624         18,425
Fairway View I.......     1,456         6,118         7,574          516           7,058          4,000
Fairway View II......     1,428         5,993         7,421          669           6,753          4,200
Fairways.............     4,133        24,099        28,232        2,822          25,410          6,040
Ferntree Apartments..     1,242        13,223        14,465          478          13,987          5,191


                                                                                      INITIAL COST            COST
                                                                                 -----------------------   CAPITALIZED
                                                                                             BUILDINGS     SUBSEQUENT
                         DATE                               YEAR       NUMBER                   AND            TO
PROPERTY NAME          ACQUIRED         LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------          --------   ---------------------   ---------   --------   --------   ------------   -----------
Fieldcrest...........   Oct-98         Jacksonville, FL        1982      240        1,331         7,544          315
Fishermans Landing...   Sep-98       Temple Terrace, FL        1986      256        1,643         9,311          603
Fishermans Landing...   Dec-97            Bradenton, FL        1984      200        1,275         7,225          767
Fishermans Wharf.....   Nov-96                Clute, TX        1981      360          830         9,969        1,478
Foothills............   Oct-97               Tucson, AZ        1982      270        1,203         6,817          351
Forest River.........   Oct-98              Gadsden, AL        1979      248          795         3,499          204
Foxchase.............   May-97           Alexandria, VA        1947    2,113       39,390        93,181        7,949
Foxfire..............   Oct-98            Doraville, GA        1971      266        1,691         8,568          264
Foxfire-Barcelona/
  Durham.............   Oct-98               Durham, NC        1972      354        2,357         7,898          134
Foxtree..............   Oct-97                Tempe, AZ        1976      487        2,505        14,194        1,191
Frankford Place......   Jul-94           Carrollton, TX        1982      274        1,125         6,382          844
Franklin Oaks........   May-98             Franklin, TN        1987      468        4,031        22,842        1,087
Freedom Place Club...   Oct-97         Jacksonville, FL        1988      352        2,289        12,970          867
Gateway Gardens......   Oct-98         Cedar Rapids, IA        1969      328        1,857         7,522          178
Georgetown...........   Oct-98             Columbus, OH        1962      150        1,004         3,827          175
Glen Hollow..........   Dec-99            Charlotte, NC        1972      336        2,133        10,174           --
Grand Flamingo
  (Morton Towers)....   Sep-97          Miami Beach, FL        1960    1,277        8,736        49,774       51,840
Greens of
  Naperville.........   May-97           Naperville, IL        1986      400        3,756        21,284          624
Greentree............   Dec-96           Carrollton, TX        1983      365        1,955        11,098          761
Hampton Hill.........   Nov-96              Houston, TX        1984      332        1,574         8,408        4,824
Harbor Cove..........   May-98          San Antonio, TX        1980      256        1,446         8,193          353
Hastings Place.......   Nov-96              Houston, TX        1984      176          734         3,382        1,830
Haverhill Commons....   May-98        W. Palm Beach, FL        1986      222        1,656         9,386        1,149
Hazeltree............   Oct-97              Phoenix, AZ        1970      310          997         5,650        1,118
Heather Ridge........   Dec-96            Arlington, TX        1983      180          614         3,478          272
Heather Ridge........   May-98              Phoenix, AZ        1983      252        1,609         9,119          244
Heritage Pointe......   Oct-98                 Rome, GA        1976      149          510         1,985           71
Heritage Village.....   Dec-97       Temple Terrace, FL        1967      252          713        10,678        2,441
Hidden Lake..........   May-98                Tampa, FL        1983      267        1,361         7,715          287
Hiddentree...........   Oct-97         East Lansing, MI        1966      261        1,470         8,330        1,134
Highland Park........   Dec-96           Fort Worth, TX        1985      500        1,823        10,330        5,193
Hillmeade............   Nov-94            Nashville, TN        1985      288        2,872        16,066        2,999
Hunt Club............   Oct-98         Indianapolis, IN        1972      200          689         4,045           --
Hunters Creek........   May-99           Cincinnati, OH        1981      146          661         3,832           --
Hunters Glen.........   Apr-98              Austell, GA        1983       72          301         1,704          112
Hunters Glen IV......   Oct-98           Plainsboro, NJ        1976      264        2,488         9,738          149
Hunters Glen V.......   Oct-98           Plainsboro, NJ        1977      304        2,997        10,912          279
Hunters Glen VI......   Oct-98           Plainsboro, NJ        1977      328        3,120        11,376          300
Huntington Athletic
  Club...............   Oct-98          Morrisville, NC        1986      212        1,830         8,535           52
Indian Creek
  Village............   Oct-98        Overland Park, KS        1972      273        1,959         3,033          159
Islandtree...........   Oct-97             Savannah, GA        1985      216        1,267         7,181          645
Jefferson Place......   Nov-94          Baton Rouge, LA        1985      234        2,696        15,115        1,493
La Colina............   Oct-98               Denton, TX        1984      264        1,599         5,034          130
La Jolla de San
  Antonio............   May-98          San Antonio, TX        1975      300        2,071        11,733          378
La Jolla de Tucson...   May-98               Tucson, AZ        1978      223        1,342         7,603          441
Lake Castleton Arms..   Oct-98         Indianapolis, IN        1997    1,265        5,188        33,504          147
Lake Crossing........   May-97              Austell, GA        1988      300        1,683         9,538        1,756
Lake Johnson Mews....   Oct-98              Raleigh, NC        1972      201        1,683         5,803          181
Lakehaven I..........   May-97         Carol Stream, IL        1984      144          701         3,974         (796)
Lakehaven II.........   May-97         Carol Stream, IL        1985      348        1,673         9,482         (119)

                                                       DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                                                                              TOTAL COST
                                   BUILDINGS                                    NET OF
                                      AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------          --------   ------------   ----------   ------------   ------------   ------------
Fieldcrest...........     1,331         7,859         9,190          411           8,779          5,705
Fishermans Landing...     1,643         9,915        11,557          573          10,984          5,554
Fishermans Landing...     1,276         7,990         9,267          691           8,575          4,687
Fishermans Wharf.....       933        11,344        12,277        4,640           7,637          3,407
Foothills............     1,203         7,168         8,371          668           7,703          3,734
Forest River.........       795         3,702         4,498          405           4,093          3,266
Foxchase.............    16,028       124,492       140,520        8,527         131,993         63,015
Foxfire..............     1,691         8,832        10,522          776           9,746          7,187
Foxfire-Barcelona/
  Durham.............     2,357         8,032        10,389          896           9,493          5,355
Foxtree..............     2,505        15,385        17,890        1,542          16,348          8,613
Frankford Place......     1,125         7,226         8,351        1,778           6,573          3,779
Franklin Oaks........     4,031        23,929        27,960        1,719          26,241         17,255
Freedom Place Club...     2,289        13,838        16,126        1,271          14,856          6,753
Gateway Gardens......     1,857         7,700         9,557          847           8,709          6,295
Georgetown...........     1,004         4,002         5,006          183           4,823          3,646
Glen Hollow..........     2,133        10,174        12,307           --          12,307          7,690
Grand Flamingo
  (Morton Towers)....    13,182        97,168       110,350        4,936         105,414         26,299
Greens of
  Naperville.........     1,995        23,669        25,664        6,138          19,526         12,181
Greentree............     1,955        11,859        13,814        1,199          12,615          7,169
Hampton Hill.........     2,227        12,580        14,806        4,569          10,238          3,991
Harbor Cove..........     1,446         8,545         9,991          605           9,386          5,755
Hastings Place.......       799         5,147         5,946        1,333           4,613          2,558
Haverhill Commons....     1,656        10,534        12,191          771          11,420          9,045
Hazeltree............       997         6,768         7,765          618           7,147          3,928
Heather Ridge........       614         3,751         4,364          436           3,929          2,573
Heather Ridge........     1,609         9,362        10,972          662          10,310          5,850
Heritage Pointe......       510         2,056         2,566          251           2,315          1,400
Heritage Village.....     1,022        12,810        13,832        4,008           9,824          5,180
Hidden Lake..........     1,361         8,002         9,363          583           8,780          5,347
Hiddentree...........     1,470         9,464        10,934          939           9,995          4,227
Highland Park........     2,098        15,249        17,347        1,459          15,888          9,030
Hillmeade............     2,872        19,065        21,937        3,903          18,034         10,458
Hunt Club............       689         4,045         4,734          502           4,232          3,637
Hunters Creek........       661         3,832         4,493          160           4,333          2,684
Hunters Glen.........       301         1,816         2,117          126           1,991          1,063
Hunters Glen IV......     2,488         9,887        12,375        1,038          11,337          8,181
Hunters Glen V.......     2,997        11,191        14,188        1,189          12,999          8,813
Hunters Glen VI......     3,120        11,676        14,796        1,268          13,527          9,173
Huntington Athletic
  Club...............     1,830         8,587        10,418          745           9,673          3,386
Indian Creek
  Village............     1,959         3,192         5,152          782           4,369          4,485
Islandtree...........     1,267         7,825         9,093          731           8,362          4,080
Jefferson Place......     2,697        16,607        19,304        3,545          15,759          8,998
La Colina............     1,599         5,165         6,763          121           6,643          5,064
La Jolla de San
  Antonio............     2,071        12,111        14,182          841          13,341          8,645
La Jolla de Tucson...     1,342         8,044         9,386          575           8,811          5,880
Lake Castleton Arms..     5,188        33,650        38,838          260          38,578         28,748
Lake Crossing........     1,123        11,854        12,977        2,977          10,000          9,541
Lake Johnson Mews....     1,683         5,983         7,666          735           6,931          4,350
Lakehaven I..........       510         3,369         3,879          220           3,659          5,387
Lakehaven II.........     1,219         9,818        11,036          467          10,569         13,714


                                                                                      INITIAL COST            COST
                                                                                 -----------------------   CAPITALIZED
                                                                                             BUILDINGS     SUBSEQUENT
                         DATE                               YEAR       NUMBER                   AND            TO
PROPERTY NAME          ACQUIRED         LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------          --------   ---------------------   ---------   --------   --------   ------------   -----------
Lakeland East........   May-97              Jackson, MS        1984      144          426         3,435           12
Lakeside.............   Oct-98                Lisle, IL        1972      568        4,866        20,380          137
Lakeside Place.......   Oct-98              Houston, TX        1976      734        6,186        22,681          112
Landmark.............   May-98          Albuquerque, NM        1965      101          780         4,455          326
Las Brisas...........   Jul-94          Casa Grande, AZ        1985      132          573         3,260          305
Las Brisas...........   Dec-95          San Antonio, TX        1983      176        1,100         5,454          501
Lebanon Station......   Oct-98             Columbus, OH        1974      387        1,790         8,671           71
Legend Oaks (The
  Woodlands).........   May-98                Tampa, FL        1983      416        2,304        13,058          507
Lexington............   Jul-94          San Antonio, TX        1981       72          311         1,764          161
Lexington Green......   Oct-98             Sarasota, FL        1974      267        1,726         6,204          376
Los Arboles..........   Sep-97             Chandler, AZ        1985      232        1,662         9,418          746
Madera Point.........   May-98              Phoenix, AZ        1986      256        2,103        11,916          986
Magnolia Trace.......   Oct-98          Baton Rouge, LA        1973      246        1,205            37          200
Maple Bay............   Dec-99       Virginia Beach, VA        1971      414        2,598        14,719        1,223
Marbella Club........   Jul-99                Miami, FL        1988      504        2,815        16,193           --
Meadow Creek.........   Apr-85              Boulder, CO        1972      332        1,387        10,027        1,517
Meadows..............   Dec-96               Austin, TX        1983      100          579         3,283          280
Mesa Ridge...........   May-98          San Antonio, TX        1986      200        1,209         6,852          222
Michigan Meadows.....   Dec-99         Indianapolis, IN        1965      253          582         3,539           --
Millhopper Village...   Oct-98          Gainesville, FL        1969      136          988         3,497           50
Mills................   May-98              Houston, TX        1979      708        3,936        22,306        1,309
Montecito............   Jul-94               Austin, TX        1985      268        1,268         7,194        1,933
Mountain Run.........   Jul-99             Lakewood, CO        1970       96          240         7,391          135
Mountain View........   May-98     Colorado Springs, CO        1985      252        2,536        14,371          480
Newberry Park........   May-97              Chicago, IL        1985       84          181         1,027        1,989
Newport..............   Jul-94             Avondale, AZ        1986      204          800         4,554          713
North River Village..   Oct-98              Atlanta, GA        1970      133          931         3,488           21
Northview Harbor.....   Dec-99         Grand Rapids, MI        1982      360        2,016        10,696           --
Northwoods
  Apartments.........   Oct-98            Pensacola, FL        1979      320        1,784         6,615          166
Nottingham Square....   Oct-98            Urbandale, IA        1974      442        1,772         8,010           48
Oak Falls............   Nov-96               Spring, TX        1983      144          514         3,585        1,937
Oakbrook.............   Dec-99         Battle Creek, MI        1981      586        3,512        16,501           --
Oakwood Village on
  Lake Nan...........   Oct-98          Winter Park, FL        1973      278        1,475         5,746          145
Ocean Oaks...........   May-98          Port Orange, FL        1988      296        2,132        12,083        1,150
Old Farm.............   Dec-98            Lexington, KY        1985      330        1,893        10,725          430
Old Orchard..........   Dec-99         Grand Rapids, MI        1974      664        3,217        14,077           --
Old Salem............   Oct-98      Charlottesville, VA        1967      364        2,809        12,713          871
Olmos Club...........   Oct-97          San Antonio, TX        1983      134          322         1,825          186
Olympiad.............   Nov-94           Montgomery, AL        1986      176        1,046         5,958          736
Orchidtree...........   Oct-97           Scottsdale, AZ        1971      278        2,314        13,112          617
Palencia.............   May-98                Tampa, FL        1985      420        2,804        15,887        2,269
Palm Lake (Village
  Square)............   Oct-98                Tampa, FL        1972      150          832         1,143          190
Panorama Terrace.....   Oct-98           Birmingham, AL        1975      227        1,401         4,672          115
Paradise Palms.......   Jul-94              Phoenix, AZ        1970      130          647         3,684          540
Park at Cedar Lawn...   Nov-96            Galveston, TX        1985      192          769         5,073        2,659
Park at Deerbrook....   Oct-98               Humble, TX        1984      100          563         2,720           42
Park Colony..........   May-98             Norcross, GA        1984      352        3,257        18,454          409
Parktown Townhouses..   Oct-98            Deer Park, TX        1968      309        2,031         6,674           93
Parliament Bend......   Jul-94          San Antonio, TX        1980      232          765         4,342          769
Patchen Place........   Oct-98            Lexington, KY        1974      202          883         3,794          136

                                                       DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                                                                              TOTAL COST
                                   BUILDINGS                                    NET OF
                                      AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------          --------   ------------   ----------   ------------   ------------   ------------
Lakeland East........       426         3,447         3,873          227           3,646          3,450
Lakeside.............     4,866        20,517        25,384        1,272          24,111         17,200
Lakeside Place.......     6,186        22,793        28,979        2,289          26,690         14,261
Landmark.............       780         4,781         5,561          340           5,221          2,400
Las Brisas...........       573         3,565         4,138          796           3,342             --
Las Brisas...........     1,100         5,955         7,055        1,069           5,986          3,217
Lebanon Station......     1,790         8,741        10,531          374          10,157          6,927
Legend Oaks (The
  Woodlands).........     2,304        13,565        15,869          996          14,873          7,779
Lexington............       312         1,924         2,236          433           1,803          1,007
Lexington Green......     1,726         6,580         8,306          769           7,536          3,392
Los Arboles..........     1,662        10,164        11,826          944          10,882          7,149
Madera Point.........     2,103        12,903        15,006          921          14,084          8,067
Magnolia Trace.......     1,205           237         1,442          541             901             --
Maple Bay............     2,781        15,758        18,539           --          18,539         10,176
Marbella Club........     2,815        16,193        19,009          402          18,606         13,896
Meadow Creek.........     1,435        11,495        12,931        4,581           8,350          7,485
Meadows..............       579         3,563         4,143          347           3,796          2,008
Mesa Ridge...........     1,209         7,075         8,284          498           7,786          4,980
Michigan Meadows.....       582         3,539         4,121           --           4,121          1,726
Millhopper Village...       988         3,547         4,534          477           4,058          2,700
Mills................     3,936        23,615        27,551        1,739          25,812         14,230
Montecito............     1,268         9,127        10,395        2,066           8,329          4,749
Mountain Run.........       240         7,526         7,766        1,977           5,789             --
Mountain View........     2,536        14,851        17,387        1,044          16,343          9,093
Newberry Park........       431         2,767         3,197          980           2,217          8,455
Newport..............       800         5,267         6,067        1,250           4,817          2,456
North River Village..       931         3,509         4,440          399           4,041          1,657
Northview Harbor.....     2,016        10,696        12,712           --          12,712          8,019
Northwoods
  Apartments.........     1,784         6,781         8,565          730           7,835          5,000
Nottingham Square....     1,772         8,058         9,830          982           8,848          7,412
Oak Falls............       574         5,462         6,036        1,369           4,667          2,632
Oakbrook.............     3,512        16,501        20,013           --          20,013          8,727
Oakwood Village on
  Lake Nan...........     1,475         5,891         7,365          774           6,591          3,884
Ocean Oaks...........     2,132        13,234        15,366          957          14,410         10,251
Old Farm.............     1,893        11,156        13,048          451          12,597          9,824
Old Orchard..........     3,217        14,077        17,293           --          17,293         10,723
Old Salem............     2,809        13,584        16,394        1,296          15,098         10,187
Olmos Club...........       322         2,011         2,333          196           2,137          1,209
Olympiad.............     1,046         6,694         7,740        1,438           6,301          4,993
Orchidtree...........     2,314        13,729        16,043        1,283          14,760          7,037
Palencia.............     2,804        18,156        20,959        1,290          19,670         13,172
Palm Lake (Village
  Square)............       832         1,333         2,165          406           1,759          1,670
Panorama Terrace.....     1,401         4,787         6,188          694           5,494          3,731
Paradise Palms.......       647         4,224         4,871          961           3,910          2,205
Park at Cedar Lawn...       843         7,658         8,501        1,650           6,851          5,150
Park at Deerbrook....       563         2,762         3,326           90           3,236          1,510
Park Colony..........     3,257        18,864        22,120        1,352          20,769         11,072
Parktown Townhouses..     2,031         6,767         8,798          722           8,076          3,017
Parliament Bend......       765         5,111         5,876        1,191           4,686             --
Patchen Place........       883         3,930         4,813          620           4,192          3,000


                                                                                      INITIAL COST            COST
                                                                                 -----------------------   CAPITALIZED
                                                                                             BUILDINGS     SUBSEQUENT
                         DATE                               YEAR       NUMBER                   AND            TO
PROPERTY NAME          ACQUIRED         LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------          --------   ---------------------   ---------   --------   --------   ------------   -----------
Peachtree Park.......   Jan-96              Atlanta, GA   1962/1995      295        4,681        12,957        2,359
Penn Square..........   Dec-94          Albuquerque, NM        1982      210        1,128         6,478          657
Peppermill Place.....   Nov-96              Houston, TX        1983      224          406         3,957        2,269
Pickwick Place.......   Oct-98         Indianapolis, IN        1973      336          963         7,607           63
Pine Creek...........   Oct-97                 Clio, MI        1978      233          852         4,830          510
Pine Shadows.........   May-98              Phoenix, AZ        1983      272        2,093        11,858          333
Pinebrook............   Oct-98         Jacksonville, FL        1974      208          856         4,854          340
Pines of Northwest
  Crossing...........   Oct-98              Houston, TX        1973      412        1,566         5,974          233
Pines of Roanoke.....   Oct-98              Roanoke, VA        1978      216        1,169         5,108          189
Pinetree.............   Oct-98            Charlotte, NC        1972      220        1,350         6,787          242
Place du Plantier....   Oct-98          Baton Rouge, LA        1972      268        1,702         6,252          127
Plantation Gardens...   Oct-98           Plantation, FL        1971      372        2,163         5,048          119
Pleasant Ridge.......   Nov-94          Little Rock, AR        1982      200        1,660         9,464          972
Pleasant Valley
  Pointe.............   Nov-94          Little Rock, AR        1985      112          907         5,069          910
Point West...........   May-97               Lenexa, KS        1985      172          979         5,548        1,049
Pointe James.........   Oct-98           Charleston, SC        1977      128          886           926          111
Polo Park............   Oct-97              Midland, TX        1983      184          800         4,532          587
Prairie Hills........   Jul-94          Albuquerque, NM        1985      360        1,680         9,633        1,214
Preston Creek........   Oct-98               Dallas, TX        1979      228        1,625         6,650           83
Pride Gardens........   May-97                Flora, MS        1975       76          265         1,502        2,223
Prime Crest..........   May-98               Austin, TX        1973      148          724         4,104          486
Privado Park.........   May-98              Phoenix, AZ        1984      352        2,636        14,937          382
Quail Hollow.........   Oct-98        West Columbia, SC        1973      215        1,271         4,396           95
Quail Ridge..........   May-98               Tucson, AZ        1974      253        1,613         9,143          513
Quail Run............   Oct-98           Zionsville, IN        1972      166        1,293         4,568          112
Quail Run............   Oct-98             Columbia, SC        1970      332        1,885         8,270           75
Quail Woods..........   Oct-98             Gastonia, NC        1974      188        1,079         1,789          127
Quailtree............   Oct-97              Phoenix, AZ        1978      184          659         3,735          412
Raintree.............   Oct-98            Pensacola, FL        1971      168          192         1,091        1,162
Raintree.............   Oct-98             Anderson, SC        1972      176          706         2,385          114
Ramblewood...........   Dec-99         Grand Rapids, MI        1973    1,710        9,742        59,378           --
Rancho Sunset........   Mar-98            Escondido, CA        1985      344        3,103        16,755        1,436
Randol Crossing......   Dec-96           Fort Worth, TX        1984      160          728         4,125          286
Regency Oaks.........   Oct-98            Fern Park, FL        1965      343        1,666           (48)          50
Ridgecrest...........   Dec-96               Denton, TX        1983      152          393         2,228          403
Rio Cancion..........   Oct-98               Tucson, AZ        1983      379        2,832        16,090          521
River Loft
  Apartments.........   May-97         Philadelphia, PA        1910      197        1,103        12,223           79
River Reach..........   Oct-98         Jacksonville, FL        1972      298        2,271         8,575           78
Rivercrest...........   Oct-97               Tucson, AZ        1984      310          751         4,253          280
Rivercrest...........   Oct-98              Atlanta, GA        1970      312        2,929         5,416           31
Riverside............   Jul-94            Littleton, CO        1987      248        1,553         8,828        1,447
Riverwalk............   Dec-95          Little Rock, AR        1988      262        1,075         9,295          634
Rocky Creek..........   Oct-98              Augusta, GA        1979      120          620         2,555           32
Rocky Ridge..........   Oct-98           Birmingham, AL        1973      116          566         2,197           69
Rosemont Crossing
  (The Greens).......   Oct-98          San Antonio, TX        1974      217          668         3,094          607
Royal Crest..........   May-98               Austin, TX        1973      204        1,220         5,912        1,402
Royal Gardens........   Oct-98                Hemet, CA        1987      137          521         2,817          458
Royal Palms..........   Jul-94                 Mesa, AZ        1985      152          832         4,730          345
Ryan's Pointe........   Oct-98              Houston, TX        1983      280        1,551         8,313          146
Salem Arms...........   Oct-98              Augusta, GA        1971      136          598         1,421           64

                                                       DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                                                                              TOTAL COST
                                   BUILDINGS                                    NET OF
                                      AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------          --------   ------------   ----------   ------------   ------------   ------------
Peachtree Park.......     4,683        15,314        19,997        2,557          17,440          9,111
Penn Square..........     1,128         7,135         8,263        1,529           6,734          4,147
Peppermill Place.....       474         6,157         6,632        1,365           5,266          4,793
Pickwick Place.......       963         7,670         8,633          841           7,792          6,308
Pine Creek...........       852         5,339         6,192          406           5,786          2,292
Pine Shadows.........     2,093        12,191        14,283          866          13,418          7,500
Pinebrook............       857         5,193         6,050          256           5,793          3,594
Pines of Northwest
  Crossing...........     1,566         6,207         7,773          845           6,929          4,828
Pines of Roanoke.....     1,169         5,297         6,466          571           5,895          4,225
Pinetree.............     1,350         7,029         8,379          524           7,855          4,996
Place du Plantier....     1,702         6,379         8,081          849           7,232          3,800
Plantation Gardens...     2,163         5,167         7,330        1,194           6,136          6,776
Pleasant Ridge.......     1,661        10,435        12,096        2,292           9,803          6,700
Pleasant Valley
  Pointe.............       907         5,979         6,886        1,327           5,559          3,267
Point West...........     1,044         6,532         7,576        1,973           5,603          5,505
Pointe James.........       886         1,038         1,923          215           1,708          1,270
Polo Park............       800         5,119         5,919          475           5,444          2,209
Prairie Hills........     2,011        10,516        12,527        2,326          10,201          6,916
Preston Creek........     1,625         6,733         8,358          588           7,770          4,500
Pride Gardens........        35         3,955         3,990        1,411           2,578            866
Prime Crest..........       724         4,591         5,315          340           4,975          2,340
Privado Park.........     2,636        15,319        17,955        1,075          16,880          8,980
Quail Hollow.........     1,271         4,491         5,762          437           5,324          2,850
Quail Ridge..........     1,613         9,657        11,270          703          10,567          6,245
Quail Run............     1,293         4,680         5,972          464           5,508          4,427
Quail Run............     1,885         8,345        10,230          903           9,327          5,508
Quail Woods..........     1,079         1,917         2,996          244           2,752          2,447
Quailtree............       659         4,147         4,806          388           4,418          2,141
Raintree.............       356         2,090         2,445          (19)          2,464          2,610
Raintree.............       706         2,499         3,204          316           2,888          1,339
Ramblewood...........     9,742        59,378        69,120           --          69,120         37,854
Rancho Sunset........     3,103        18,191        21,294        1,137          20,157         13,661
Randol Crossing......       728         4,411         5,140          469           4,671          2,365
Regency Oaks.........     1,666             2         1,668          983             685             --
Ridgecrest...........       393         2,631         3,024          376           2,648          2,390
Rio Cancion..........     2,832        16,611        19,443        1,294          18,149         12,851
River Loft
  Apartments.........     1,103        12,302        13,405          749          12,656          6,499
River Reach..........     2,271         8,653        10,924        1,017           9,907          6,962
Rivercrest...........       751         4,533         5,284          418           4,866          2,727
Rivercrest...........     2,929         5,447         8,376       (4,818)         13,194          6,659
Riverside............     1,956         9,872        11,828        2,278           9,551          5,708
Riverwalk............     1,075         9,929        11,004        1,704           9,300          5,411
Rocky Creek..........       620         2,586         3,206          277           2,930          2,053
Rocky Ridge..........       566         2,266         2,832          326           2,506          1,450
Rosemont Crossing
  (The Greens).......       668         3,701         4,369          404           3,965          2,840
Royal Crest..........     1,220         7,314         8,534          529           8,005          3,320
Royal Gardens........       521         3,275         3,796          118           3,678          2,396
Royal Palms..........       832         5,076         5,907        1,135           4,773          3,358
Ryan's Pointe........     1,551         8,459        10,010          315           9,695          4,317
Salem Arms...........       598         1,485         2,084          139           1,945          1,193


                                                                                      INITIAL COST            COST
                                                                                 -----------------------   CAPITALIZED
                                                                                             BUILDINGS     SUBSEQUENT
                         DATE                               YEAR       NUMBER                   AND            TO
PROPERTY NAME          ACQUIRED         LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------          --------   ---------------------   ---------   --------   --------   ------------   -----------
San Marina...........   Mar-98              Phoenix, AZ        1986      399        1,926        10,954          765
Sand Castles.........   Oct-97          League City, TX        1987      136          978         5,541          408
Sand Pebble..........   Oct-97              El Paso, TX        1983      208          861         4,879          436
Sandalwood...........   May-98              Houston, TX        1979      352        1,462         8,287          408
Sandpiper Cove.......   May-97        Boynton Beach, FL        1987      416       11,447        29,088          (53)
Sawgrass.............   Jul-97              Orlando, FL        1986      208        1,443         8,157          621
Seaside Point........   Nov-96            Galveston, TX        1985      102          295         2,994        2,851
Seasons..............   Oct-95          San Antonio, TX        1976      280          974         5,749        1,010
Shadetree............   Oct-97                Tempe, AZ        1965      123          591         3,349          638
Shadow Brook.........   Oct-98            Salt Lake, UT        1984      300          911         5,164        3,392
Shadow Creek.........   May-98              Phoenix, AZ        1984      266        2,087        11,824          483
Shadow Lake..........   Oct-97           Greensboro, NC        1988      136        1,054         5,972          585
Shadowood............   May-97          Chapel Hill, NC        1987      336        1,268        14,574           30
Shaker Square........   Oct-98            Whitehall, OH        1968      194        1,078         4,195           55
Shallow Creek........   May-98          San Antonio, TX        1982      208        1,234         6,995          263
Shirewood
  Townhomes..........   Oct-98           Shreveport, LA        1948      228          697           246          196
Shoreview............   May-97        San Francisco, CA        1976      156          106         4,063           78
Signal Pointe (Squire
  One)...............   Oct-98          Winter Park, FL        1971      368        1,973         6,768          179
Signature Point......   Nov-96          League City, TX        1994      304        2,160        13,627        3,344
Silktree.............   Oct-97              Phoenix, AZ        1979       86          421         2,383          222
Silver Ridge.........   Oct-98            Maplewood, MN        1986      186          650         3,677          489
Silverado............   Oct-98              El Paso, TX        1973      248          799            22           89
Ski Lodge............   Oct-98           Montgomery, AL        1978      522        2,428         9,436           88
Snowden Village I....   Oct-98       Fredericksburg, VA        1970      132          905         2,337          478
Snowden Village II...   Oct-98       Fredericksburg, VA        1980      122          804         2,484          353
Snug Harbor..........   Dec-95            Las Vegas, NV        1990       64          750         2,966          392
Society Park.........   Oct-98                Tampa, FL        1968      324        1,154           308          170
Society Park East....   Oct-98        Indian Harbor, FL        1963      200          899         1,256          291
Somerset Lakes.......   May-99         Indianapolis, IN        1974      360        3,533        20,285           --
Somerset Village.....   May-96     West Valley City, UT        1985      486        4,375        17,600        1,419
South Point..........   Oct-98               Durham, NC        1980      180        2,113          (520)          78
South Willow.........   Jul-94          West Jordan, UT        1987      440        2,218        12,612        1,366
Southridge...........   Dec-96           Greenville, TX        1984      160          643         3,645          421
Spectrum Pointe......   Jul-94             Marietta, GA        1984      196        1,029         5,903          728
St. Charleston
  Village............   Oct-98            Las Vegas, NV        1980      312        1,909         7,697           93
Steeplechase.........   May-99             Loveland, OH        1988      272        1,669         9,539           --
Stirling Court.......   Nov-96              Houston, TX        1984      228          946         5,958        1,664
Stone Mountain West..   Oct-98       Stone Mountain, GA        1971      142        1,143         4,019           28
Stone Pointe
  Village............   Dec-99           Fort Wayne, IN        1980      296        1,809         8,591           --
Stonebrook...........   Jun-97              Sanford, FL        1991      244        1,583         9,046        1,279
Stoney Brook.........   Nov-96              Houston, TX        1972      113          579         3,871        2,402
Stonybrook...........   May-98               Tucson, AZ        1983      411        2,187        12,278        1,090
Strawbridge Square...   May-97           Alexandria, VA        1979      128           86         4,743           36
Summerchase..........   May-97            Van Buren, AR        1974       72          170           962        1,399
Summerwalk...........   Oct-98          Winter Park, FL        1974      306          353         2,000        6,355
Summit Creek.........   May-98               Austin, TX        1985      164          611         3,464        3,068
Sun Grove............   Jul-94               Peoria, AZ        1986       86          659         3,749          230
Sun Katcher (Teal
  Pointe)............   Dec-95         Jacksonville, FL        1972      360          578         3,440        6,191
Sun Lake.............   May-98            Lake Mary, FL        1986      600        4,556        25,819          980
Sun River Village....   Oct-98                Tempe, AZ        1981      334        2,518         9,063          189
Sunbury Downs........   Nov-96              Houston, TX        1982      240          565         4,380        2,521

                                                       DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                                                                              TOTAL COST
                                   BUILDINGS                                    NET OF
                                      AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------          --------   ------------   ----------   ------------   ------------   ------------
San Marina...........     1,926        11,719        13,645          924          12,721          7,828
Sand Castles.........       978         5,949         6,927          566           6,361          3,000
Sand Pebble..........       861         5,315         6,176          519           5,657          2,620
Sandalwood...........     1,462         8,695        10,158          622           9,536          4,619
Sandpiper Cove.......     7,459        33,023        40,482        6,233          34,249         12,814
Sawgrass.............     1,443         8,778        10,221          905           9,315          4,564
Seaside Point........       334         5,807         6,140        1,029           5,112          2,027
Seasons..............       982         6,751         7,733        1,200           6,534          4,405
Shadetree............       591         3,987         4,578          392           4,186          1,994
Shadow Brook.........     2,153         7,314         9,467          801           8,666          6,000
Shadow Creek.........     2,087        12,306        14,393          867          13,526          6,815
Shadow Lake..........     1,054         6,557         7,611          599           7,012          3,132
Shadowood............     1,268        14,605        15,872        1,575          14,297          9,834
Shaker Square........     1,078         4,250         5,328         (547)          5,874          3,320
Shallow Creek........     1,234         7,257         8,492          514           7,978          4,500
Shirewood
  Townhomes..........       697           442         1,139          501             637             --
Shoreview............       106         4,141         4,248          405           3,843          4,283
Signal Pointe (Squire
  One)...............     1,973         6,946         8,920          803           8,117          3,998
Signature Point......     2,161        16,970        19,131        2,690          16,441          7,121
Silktree.............       421         2,606         3,026          249           2,777          1,506
Silver Ridge.........       722         4,095         4,816          (38)          4,854          4,453
Silverado............       799           111           910          412             497             --
Ski Lodge............     2,428         9,524        11,952        1,287          10,665          6,800
Snowden Village I....       905         2,816         3,720          225           3,496          2,472
Snowden Village II...       804         2,836         3,640          171           3,469          2,616
Snug Harbor..........       751         3,357         4,108          629           3,479          1,976
Society Park.........     1,154           478         1,633          728             905             --
Society Park East....       899         1,547         2,447          512           1,935          1,966
Somerset Lakes.......     3,533        20,285        23,819          844          22,975         14,182
Somerset Village.....     4,375        19,019        23,394        2,843          20,551          8,061
South Point..........     2,113          (443)        1,670       (5,997)          7,668          4,600
South Willow.........     2,218        13,979        16,196        3,185          13,012          7,842
Southridge...........       643         4,066         4,709          498           4,211          2,029
Spectrum Pointe......     1,029         6,631         7,660        1,486           6,175          4,108
St. Charleston
  Village............     1,909         7,790         9,699          723           8,977          6,060
Steeplechase.........     1,669         9,539        11,208          396          10,812          8,442
Stirling Court.......     1,010         7,558         8,568        3,227           5,341          3,455
Stone Mountain West..     1,143         4,047         5,191          375           4,816          3,000
Stone Pointe
  Village............     1,809         8,591        10,400           --          10,400          6,414
Stonebrook...........     2,070         9,838        11,908        1,055          10,853          7,695
Stoney Brook.........       704         6,148         6,852          992           5,860            705
Stonybrook...........     2,167        13,388        15,554          994          14,561          4,028
Strawbridge Square...        86         4,779         4,865          246           4,618          3,267
Summerchase..........        59         2,472         2,531        1,482           1,049            643
Summerwalk...........     1,895         6,812         8,707          605           8,102          4,902
Summit Creek.........     1,153         5,990         7,143          787           6,356          3,491
Sun Grove............       659         3,978         4,638          912           3,725             --
Sun Katcher (Teal
  Pointe)............       785         9,424        10,209        1,005           9,204          8,675
Sun Lake.............     4,556        26,799        31,355        1,935          29,420         14,889
Sun River Village....     2,518         9,252        11,771          870          10,900          6,126
Sunbury Downs........       633         6,834         7,466        1,348           6,118          2,370


                                                                                      INITIAL COST            COST
                                                                                 -----------------------   CAPITALIZED
                                                                                             BUILDINGS     SUBSEQUENT
                         DATE                               YEAR       NUMBER                   AND            TO
PROPERTY NAME          ACQUIRED         LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------          --------   ---------------------   ---------   --------   --------   ------------   -----------
Sunchase of
  Clearwater.........   Nov-94           Clearwater, FL        1985      461        2,177        19,641        1,821
Sunchase of Orlando
  East...............   Nov-94              Orlando, FL        1985      296          927         8,361          970
Sunchase of Orlando
  North..............   Nov-94              Orlando, FL        1985      324        1,013         9,142        1,175
Sunchase Tampa.......   Nov-94                Tampa, FL        1985      216          757         6,831          897
Sundown Village......   Mar-98               Tucson, AZ   1984/1994      330        2,214        12,582          349
Sunlake..............   Sep-98              Brandon, FL        1986       88          189         1,086        3,777
Sunset Village.......   Mar-98            Oceanside, CA        1987      114        1,128         6,392          262
Surrey Oaks..........   Oct-97              Bedford, TX        1983      152          628         3,560          377
Swiss Village........   Nov-96              Houston, TX        1972      360        1,011        11,310          391
Tall Timbers.........   Oct-97              Houston, TX        1982      256        1,238         7,016          493
Tar River Estates....   Oct-98           Greenville, NC        1969      402          521         2,953        3,243
Tara Bridge..........   May-97            Jonesboro, GA        1988      220        1,253         7,100        1,213
Tates Creek Village..   Oct-98            Lexington, KY        1970      204        1,145         1,788          126
Tatum Gardens
  Apartments.........   May-98              Phoenix, AZ        1985      128          653         3,699        3,009
The Bluffs...........   Dec-98            Lafayette, IN        1982      181          979         5,549          527
The Bradford.........   Oct-97              Midland, TX        1982      264          705         3,996         (519)
The Breakers.........   Oct-98        Daytona Beach, FL        1985      258        1,008         5,710          397
The Falls of Bells
  Ferry..............   May-98             Marietta, GA        1987      720        6,568        37,218          701
The Hills............   Oct-97               Austin, TX        1983      329        1,367         7,747          531
The Knolls...........   Oct-98     Colorado Springs, CO        1972      262        2,406         3,210          100
The Landings.........   Oct-98                Tampa, FL        1978      200          800         3,508          116
The Loft.............   Oct-98              Raleigh, NC        1974      184        1,575        14,576           86
The Palisaides.......   Oct-98           Montgomery, AL        1968      432        1,214         5,714           76
The Park.............   Oct-98            Melbourne, FL        1983      120          719         4,072          193
The Pines............   Oct-98             Palm Bay, FL        1984      216          601         3,406          354
The Sterling.........   Oct-98         Philadelphia, PA        1962      536        6,427        85,108           98
The Stratford........   May-98          San Antonio, TX        1979      269        1,920        10,879          398
Thurber Manor........   Oct-98             Columbus, OH        1965      115          810         2,281          237
Timber Ridge.........   Oct-98          Sharonville, OH        1972      248        1,427         5,315          120
Timberlake...........   May-97            Arlington, TX        1971      224          753         6,327           50
Timbermill...........   Oct-95          San Antonio, TX        1982      296          778         4,674          784
Timbertree...........   Oct-97              Phoenix, AZ        1980      387        2,334        13,229          875
Tor..................   Dec-99             Columbia, MD        1974      324        2,715        15,382        1,223
Torrey Pines
  Village............   Oct-98            Las Vegas, NV        1980      204        1,230         4,743           99
Township at
  Highlands..........   Nov-96            Littleton, CO        1986      119        1,058        11,166       10,853
Trails of Ashford....   May-98              Houston, TX        1979      514        2,650        15,018          497
Twin Lake Towers.....   Oct-98             Westmont, IL        1969      399        3,233        11,262        2,551
Victoria Station.....   Jun-98             Victoria, TX        1997      224          425         3,946        2,848
Villa La Paz.........   Jun-98             Sun City, CA        1990       96          573         3,096          260
Villa Ladera.........   Jan-96          Albuquerque, NM        1985      280        1,765        10,013        1,667
Village Creek at
  Brookhill..........   Jul-94          Westminster, CO        1987      324        2,446        13,901        1,162
Village Crossing.....   May-98        W. Palm Beach, FL        1986      289        1,618         9,167        1,130
Village Gardens......   Oct-98         Fort Collins, CO        1973      141        1,080         3,549           39
Village Green........   Oct-98           Montgomery, AL        1972      337        1,681         5,659           79
Village of
  Pennbrook..........   Oct-98             Levitown, PA        1970      722        5,533        31,345        4,031
Vista Ventana........   May-98              Phoenix, AZ        1982      275        1,908        10,810          440
Walnut Springs.......   Dec-96          San Antonio, TX        1983      224          998         5,657          347

                                                       DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                                                                              TOTAL COST
                                   BUILDINGS                                    NET OF
                                      AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------          --------   ------------   ----------   ------------   ------------   ------------
Sunchase of
  Clearwater.........     2,177        21,462        23,639        4,625          19,014         16,566
Sunchase of Orlando
  East...............       927         9,331        10,258        1,994           8,264          8,694
Sunchase of Orlando
  North..............     1,013        10,317        11,330        2,189           9,141         11,660
Sunchase Tampa.......       757         7,727         8,485        1,728           6,757          6,969
Sundown Village......     2,214        12,931        15,145          970          14,175          8,373
Sunlake..............       632         4,419         5,052          776           4,276          2,766
Sunset Village.......     1,128         6,654         7,782          412           7,370          5,498
Surrey Oaks..........       628         3,937         4,565          314           4,251          2,230
Swiss Village........     1,129        11,583        12,712        4,692           8,019          4,373
Tall Timbers.........     1,238         7,509         8,747          722           8,025          3,973
Tar River Estates....     2,203         4,513         6,716       (1,085)          7,801          4,686
Tara Bridge..........     1,009         8,557         9,566        2,104           7,462          6,642
Tates Creek Village..     1,145         1,914         3,058          696           2,362          2,481
Tatum Gardens
  Apartments.........     1,117         6,244         7,360          795           6,565          3,394
The Bluffs...........       979         6,076         7,055          255           6,800          3,848
The Bradford.........       519         3,663         4,182          333           3,850          1,588
The Breakers.........     1,008         6,107         7,115          318           6,797          3,747
The Falls of Bells
  Ferry..............     6,568        37,919        44,487        2,635          41,852         26,980
The Hills............     1,367         8,278         9,645          787           8,858          8,029
The Knolls...........     2,406         3,309         5,716          766           4,950          5,177
The Landings.........       800         3,624         4,424          362           4,062          2,213
The Loft.............     1,575        14,662        16,237          497          15,741          4,338
The Palisaides.......     1,214         5,790         7,004          854           6,149          4,547
The Park.............       720         4,264         4,984          222           4,761          2,518
The Pines............       603         3,758         4,361          168           4,192          2,209
The Sterling.........     6,427        85,207        91,633        5,071          86,562         22,736
The Stratford........     1,920        11,278        13,198          835          12,362          5,805
Thurber Manor........       810         2,518         3,328          158           3,170          2,303
Timber Ridge.........     1,427         5,435         6,862          337           6,525          5,206
Timberlake...........       753         6,377         7,130          160           6,970          2,042
Timbermill...........       778         5,457         6,236        1,027           5,209          3,456
Timbertree...........     2,334        14,104        16,438        1,314          15,124          7,637
Tor..................     2,898        16,422        19,320           --          19,320         11,615
Torrey Pines
  Village............     1,230         4,842         6,072          406           5,666          3,607
Township at
  Highlands..........     1,064        22,014        23,077        2,857          20,220          9,279
Trails of Ashford....     2,650        15,514        18,165        1,089          17,076          8,840
Twin Lake Towers.....     3,233        13,813        17,046        1,411          15,635         10,886
Victoria Station.....       682         6,537         7,219        2,016           5,203          3,199
Villa La Paz.........       573         3,355         3,929          223           3,705          2,362
Villa Ladera.........     2,235        11,210        13,445        1,882          11,563          5,345
Village Creek at
  Brookhill..........     2,446        15,063        17,509        3,341          14,168             --
Village Crossing.....     1,618        10,296        11,914          748          11,166          6,955
Village Gardens......     1,080         3,588         4,668          379           4,289          2,410
Village Green........     1,681         5,739         7,419          705           6,715          4,744
Village of
  Pennbrook..........     6,401        34,508        40,909         (324)         41,233         19,300
Vista Ventana........     1,908        11,251        13,158          783          12,375          6,245
Walnut Springs.......       998         6,004         7,002          536           6,466          4,170


                                                                                      INITIAL COST            COST
                                                                                 -----------------------   CAPITALIZED
                                                                                             BUILDINGS     SUBSEQUENT
                         DATE                               YEAR       NUMBER                   AND            TO
PROPERTY NAME          ACQUIRED         LOCATION            BUILT     OF UNITS     LAND     IMPROVEMENTS   ACQUISITION
-------------          --------   ---------------------   ---------   --------   --------   ------------   -----------
Waterford............   Nov-96              Houston, TX        1984      312          533         5,692          768
Waterways Village....   Jun-97             Aventura, FL        1991      180        4,504        11,702          458
Weatherly............   Oct-98       Stone Mountain, GA        1984      274        1,275         6,887          541
West 135th Street....   Aug-98             New York, NY        1979      242        1,195        14,969        1,374
West Lake Arms
  Apartments.........   May-97         Indianapolis, IN        1977    1,381        2,816        24,661           27
Westway Village......   May-98              Houston, TX        1979      276          980         5,554        4,768
Westgate.............   Oct-98              Houston, TX        1971      313        1,985         9,158          124
Whispering Pines.....   Oct-98              Madison, WI        1986      186          719         4,046         (191)
Wickertree...........   Oct-97              Phoenix, AZ        1983      226        1,225         6,944          335
Wildflower...........   Oct-97              Midland, TX        1982      264          705         3,996        1,003
Williams Cove........   Jul-94               Irving, TX        1984      260        1,227         6,972          631
Williamsburg.........   May-98      Rolling Meadows, IL        1985      379        2,717        15,398          685
Williamsburg
  Apartments.........   Oct-98         Indianapolis, IN        1974      460        2,333         9,803          129
Williamsburg on the
  Wabash.............   Dec-99       West Lafayette, IN        1967      473        3,225        17,569           --
Willow Park on Lake
  Adelaide...........   Oct-98    Altamonte Springs, FL        1972      185        1,045         5,404          178
Willowick............   Oct-98           Greenville, SC        1974      180          734         2,529          226
Windridge............   May-98          San Antonio, TX        1983      286        1,480         8,386          306
Windsor at South
  Square.............   Oct-98               Durham, NC        1972      230        1,415         4,852          103
Windsor Hills........   Oct-98           Blacksburg, VA        1970      300        1,859         6,857          137
Windsor Landing......   Oct-97               Morrow, GA        1991      200        1,641         9,298          330
Windward at the
  Villages...........   Oct-97        W. Palm Beach, FL        1988      196        1,595         9,037          683
Woodhill.............   Dec-96               Denton, TX        1985      352        1,554         8,805          983
Woodhollow...........   Oct-97               Austin, TX        1974      108          658         3,728          299
Woodland Ridge.......   Dec-96               Irving, TX        1984      130          595         3,373          267
Woodland Village I...   Oct-98             Columbia, SC        1970      308          768         4,351        3,491
Woodlands............   Dec-99         Battle Creek, MI        1987       76          496         3,513           --
Woodlands/Odessa.....   Jul-94               Odessa, TX        1982      240          676         3,835          888
Woodlands/Tyler......   Jul-94                Tyler, TX        1984      256        1,029         5,845          733
Woods of Inverness...   Oct-98              Houston, TX        1983      272        1,774         6,802          121
Wyntre Brook
  Apartments.........   May-97         West Chester, PA        1976      212          536         8,182           46
Yorktown Apartments..   Oct-98              Lombard, IL        1973      368        3,712        10,447          657
Yorktree.............   Oct-97          Carolstream, IL        1972      293        1,968        11,151          911
                                                                                 --------    ----------     --------
                                                                                 $667,279    $3,432,295     $408,961
                                                                                 ========    ==========     ========

                                                       DECEMBER 31, 1999
                       ---------------------------------------------------------------------------------
                                                                              TOTAL COST
                                   BUILDINGS                                    NET OF
                                      AND                     ACCUMULATED    ACCUMULATED
PROPERTY NAME            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   DEPRECIATION   ENCUMBRANCES
-------------          --------   ------------   ----------   ------------   ------------   ------------
Waterford............       533         6,460         6,993        2,106           4,887          3,870
Waterways Village....     4,504        12,160        16,664        1,372          15,292          7,575
Weatherly............     1,275         7,427         8,703          386           8,316          4,607
West 135th Street....     1,196        16,342        17,538        5,416          12,122            328
West Lake Arms
  Apartments.........     2,816        24,689        27,505        1,040          26,465         16,446
Westway Village......     2,457         8,844        11,301        1,124          10,178          4,798
Westgate.............     1,985         9,283        11,268          426          10,842          5,987
Whispering Pines.....       693         3,881         4,574          (36)          4,610          4,251
Wickertree...........     1,225         7,279         8,504          718           7,786          4,014
Wildflower...........       705         4,999         5,704          458           5,246          2,011
Williams Cove........     1,227         7,603         8,830        1,774           7,056          3,708
Williamsburg.........     2,717        16,083        18,800        1,154          17,646         12,240
Williamsburg
  Apartments.........     2,333         9,932        12,265        1,394          10,871          7,400
Williamsburg on the
  Wabash.............     3,225        17,569        20,794           --          20,794         12,554
Willow Park on Lake
  Adelaide...........     1,045         5,582         6,627          553           6,073          4,000
Willowick............       734         2,755         3,489          320           3,169          1,178
Windridge............     1,480         8,692        10,172          614           9,557          6,115
Windsor at South
  Square.............     1,415         4,956         6,370          547           5,824          2,146
Windsor Hills........     1,859         6,995         8,854          554           8,300          4,123
Windsor Landing......     1,642         9,627        11,269          901          10,367          5,278
Windward at the
  Villages...........     1,595         9,721        11,315          887          10,429          4,408
Woodhill.............     1,554         9,789        11,343          819          10,524          5,627
Woodhollow...........       658         4,027         4,685          380           4,305          2,027
Woodland Ridge.......       595         3,639         4,234          402           3,832          2,006
Woodland Village I...     1,913         6,697         8,610          709           7,901          4,950
Woodlands............       496         3,513         4,009           --           4,009          2,154
Woodlands/Odessa.....       676         4,724         5,399        1,127           4,272             --
Woodlands/Tyler......     1,029         6,578         7,607        1,510           6,097          4,049
Woods of Inverness...     1,774         6,923         8,697          629           8,068          5,052
Wyntre Brook
  Apartments.........       536         8,228         8,764          406           8,358          6,651
Yorktown Apartments..     3,712        11,105        14,817          900          13,917         12,187
Yorktree.............     1,968        12,062        14,030        1,131          12,899          6,431
                       --------    ----------    ----------     --------      ----------     ----------
                       $661,502    $3,847,033    $4,508,535     $415,992      $4,092,543     $2,375,089
                       ========    ==========    ==========     ========      ==========     ==========

                             AIMCO PROPERTIES, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
REAL ESTATE
  Balance at beginning of year...........................  $2,743,865   $1,657,207   $  865,222
  Additions during the year:
     Newly consolidated assets...........................   1,101,134           --           --
     Acquisitions........................................     521,624    1,058,428      786,571
     Additions...........................................     177,245       78,270       26,808
     Sales/transfers to held for sale....................     (35,333)     (50,040)     (21,394)
                                                           ----------   ----------   ----------
  Balance at end of year.................................  $4,508,535   $2,743,865   $1,657,207
                                                           ==========   ==========   ==========
ACCUMULATED DEPRECIATION
  Balance at beginning of year...........................  $  228,155   $  153,285   $  120,077
  Additions during the year:
     Depreciation........................................     131,257       83,908       37,741
     Newly consolidated assets...........................      60,345           --           --
     Sales/transfers to held for sale....................      (3,765)      (9,038)      (4,533)
                                                           ----------   ----------   ----------
  Balance at end of year.................................  $  415,992   $  228,155   $  153,285
                                                           ==========   ==========   ==========

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of January 22, 1999, by and between Apartment
                            Investment and Management Company and Insignia Properties
                            Trust (Exhibit 2.2 to the Current Report on Form 8-K of
                            Insignia Properties Trust, dated February 11, 1999, is
                            incorporated herein by this reference)
          2.2            -- Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment
                            Management Company, AIMCO Properties, L.P., Insignia
                            Financial Group, Inc., and Insignia/ESG Holdings, Inc.
                            (Exhibit 2.1 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.1            -- Third Amended and Restated Agreement of Limited
                            Partnership of AIMCO Properties, L.P., dated as of July
                            29, 1994 as amended and restated as of October 1, 1998
                            (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q
                            for the quarterly period ending September 30, 1998, is
                            incorporated herein by this reference)
         10.2            -- First Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of November 6, 1998 (Exhibit 10.9 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1998, is incorporated herein
                            by this reference)
         10.3            -- Second Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 30, 1998 (Exhibit 10.1 to
                            Amendment No. 1 to AIMCO's Current Report on Form 8-K/A,
                            filed February 11, 1999, is incorporated herein by this
                            reference)
         10.4            -- Third Amendment to Third Amended and Restated Agreement
                            of Limited Partnership of AIMCO Properties, L.P., dated
                            as of February 18, 1999 (Exhibit 10.12 to AIMCO's Annual
                            Report on Form 10-K for the fiscal year 1998, is
                            incorporated herein by this reference)
         10.5            -- Fourth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 1999, is incorporated herein by this
                            reference)
         10.6            -- Fifth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 1999, is incorporated herein by this
                            reference)
         10.7            -- Sixth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending June 30, 1999, is incorporated herein by this
                            reference)
         10.8            -- Seventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of September 27, 1999 (Exhibit 10.1 to
                            AIMCO's Quarterly Report on Form 10-Q for the quarterly
                            period ending September 30, 1999, is incorporated herein
                            by this reference)
         10.9            -- Eighth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 14, 1999 (Exhibit 10.9 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.10           -- Ninth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 21, 1999 (Exhibit 10.10 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
         10.11           -- Tenth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of December 21, 1999 (Exhibit 10.11 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
         10.12           -- Eleventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of January 13, 2000 (Exhibit 10.12 to
                            Aimco's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
         10.13           -- Amended and Restated Assignment and Assumption Agreement,
                            dated as of December 7, 1998, by and among Insignia
                            Properties, L.P. and AIMCO Properties, L.P. (Exhibit 10.1
                            to the Current Report on Form 8-K of Insignia Properties
                            Trust, dated February 11, 1999, is incorporated herein by
                            this reference)
         10.14           -- Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and
                            Management Company and Insignia/ ESG Holdings, Inc.
                            (Exhibit 2.2 to AIMCO's Registration Statement on Form
                            S-4, filed August 5, 1998, is incorporated herein by this
                            reference)
         10.15           -- Credit Agreement (Secured Revolving Credit Facility),
                            dated as of August 16, 1999, among AIMCO Properties,
                            L.P., Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.1 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            as of August 16, 1 999, is incorporated herein by this
                            reference)
         10.16           -- Borrower Pledge Agreement, dated August 16, 1999 between
                            AIMCO Properties, L.P. and Bank of America (Exhibit 10.2
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999 is
                            incorporated herein by this reference)
         10.17           -- Form of Committed Loan Note, issued by AIMCO Properties,
                            L.P. to Bank of America, BankBoston, N.A., and First
                            Union National Bank (Exhibit 10.3 to the Current Report
                            on Form 8-K of Apartment Investment and Management
                            Company, dated August 16, 1999, is incorporated herein by
                            this reference)
         10.18           -- Form of Swing Line Note, issued by AIMCO Properties, L.P.
                            to Bank of America, BankBoston, N.A., and First Union
                            National Bank (Exhibit 10.4 to the Current Report on Form
                            8-K of Apartment Investment and Management Company, dated
                            August 16, 1999, is incorporated herein by this
                            reference)
         10.19           -- Form of Payment Guaranty, by Apartment Investment and
                            Management Company, AIMCO/NHP Holdings, Inc., NHP A&R
                            Services, Inc., and NHP Management Company (Exhibit 10.5
                            to the Current Report on Form 8-K of Apartment Investment
                            and Management Company, dated August 16, 1999, is
                            incorporated herein by this reference)
         10.20           -- Amended and Restated Credit Agreement, dated as of March
                            15, 2000, among AIMCO Properties, L.P., the lenders
                            listed therein, Bank of America, N.A., Fleet National
                            Bank (as successor in interest to BankBoston, N.A.), and
                            First Union National Bank

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.21           -- Employment Contract, executed on July 29, 1994, by and
                            between AIMCO Properties, L.P., and Peter Kompaniez
                            (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.22           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, L.P. and Terry Considine
                            (Exhibit 10.44C to AIMCO's Annual Report on Form 10-K for
                            the fiscal year 1994, is incorporated herein by this
                            reference)*
         10.23           -- Employment Contract executed on July 29, 1994 by and
                            between AIMCO Properties, L.P. and Steven D. Ira (Exhibit
                            10.44D to AIMCO's Annual Report on Form 10-K for fiscal
                            year 1994, is incorporated herein by this reference)
         10.24           -- The 1994 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P., and Subsidiaries (Exhibit 10.40 to
                            Ambassador Apartments, Inc. Annual Report on Form 10-K
                            for the fiscal year 1997, is incorporated herein by this
                            reference)*
         10.25           -- Amendment to the 1994 Stock Incentive Plan for Officers,
                            Directors and Key Employees of Ambassador Apartments,
                            Inc., Ambassador Apartments, L.P. and Subsidiaries
                            (Exhibit 10.41 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         10.26           -- The 1996 Stock Incentive Plan for Officers, Directors and
                            Key Employees of Ambassador Apartments, Inc., Ambassador
                            Apartments, L.P., and Subsidiaries, as amended March 20,
                            1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual
                            Report on Form 10-K for the fiscal year 1997, is
                            incorporated herein by this reference)*
         21.1            -- List of Subsidiaries (Exhibit 21.1 to AIMCO's Annual
                            Report on Form 10-K for the fiscal year 1999, is
                            incorporated herein by this reference)
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule
         99.1            -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

 *  Management contract