Form 10-Q
period 2000-03-31
AIMCO PROPERTIES LP
filed 2000-05-15
CIK 926660

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

        2000 SOUTH COLORADO BOULEVARD
           TOWER TWO, SUITE 2-1000
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             ---------------------

    The number of Partnership Common Units outstanding as of April 30, 2000:
                                  73,483,671.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AIMCO PROPERTIES, L.P.

                                   FORM 10-Q

                                     INDEX

                                                                        PAGE
                                                                        ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets as of March 31, 2000 (unaudited)
            and December 31, 1999.....................................
          Consolidated Statements of Income for the Three Months Ended
            March 31, 2000 and 1999 (unaudited).......................
          Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2000 and 1999 (unaudited).................
          Notes to Consolidated Financial Statements (unaudited)......
 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................
 Item 3.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................

PART II.  OTHER INFORMATION
 Item 2.  Changes in Securities and Use of Proceeds...................
 Item 6.  Exhibits and Reports on Form 8-K............................
          Signatures..................................................

                             AIMCO PROPERTIES, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Real estate, net of accumulated depreciation of $487,975 and
  $415,992..................................................  $4,507,911     $4,092,543
Property held for sale......................................       4,376          4,162
Investments in unconsolidated real estate partnerships......     813,971        890,318
Investments in unconsolidated subsidiaries..................      49,247         44,921
Notes receivable from unconsolidated real estate
  partnerships..............................................     119,698        142,828
Notes receivable from unconsolidated subsidiaries...........      89,634         88,754
Cash and cash equivalents...................................     136,889        101,604
Restricted cash.............................................      92,803         84,595
Other assets................................................     203,278        234,526
                                                              ----------     ----------
          Total assets......................................  $6,017,807     $5,684,251
                                                              ==========     ==========

                           LIABILITIES AND PARTNERS' CAPITAL

Secured notes payable.......................................  $2,323,336     $1,954,259
Secured tax-exempt bond financing...........................     406,514        420,830
Unsecured short-term financing..............................     277,200        209,200
                                                              ----------     ----------
          Total indebtedness................................   3,007,050      2,584,289
Accounts payable, accrued and other liabilities.............     188,579        271,298
Resident security deposits and prepaid rents................      26,797         22,793
                                                              ----------     ----------
          Total liabilities.................................   3,222,426      2,878,380
                                                              ----------     ----------
Commitments and contingencies...............................          --             --
Partnership-obligated mandatory redeemable convertible
  preferred securities of a subsidiary trust................     149,500        149,500
Minority interest...........................................     148,134        169,482
Partners' capital
  Preferred Units...........................................     748,901        707,745
  General Partner and Special Limited Partner...............   1,530,022      1,545,715
  Limited Partners..........................................     241,324        256,429
Less: Investment in AIMCO Preferred Stock...................     (22,500)       (23,000)
                                                              ----------     ----------
          Total partners' capital...........................   2,497,747      2,486,889
                                                              ----------     ----------
          Total liabilities and partners' capital...........  $6,017,807     $5,684,251
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
RENTAL PROPERTY OPERATIONS:
  Rental and other property revenues........................  $224,320    $110,552
  Property operating expenses...............................   (90,751)    (42,436)
  Depreciation..............................................   (64,690)    (26,616)
  Owned property management expense.........................    (7,816)     (3,395)
                                                              --------    --------
  Income from property operations...........................    61,063      38,105
                                                              --------    --------
SERVICE COMPANY BUSINESS:
  Management fees and other income..........................    13,310       7,978
  Management and other expenses.............................    (4,957)     (8,902)
                                                              --------    --------
  Income (loss) from service company business...............     8,353        (924)
                                                              --------    --------
  General and administrative expenses.......................    (3,211)     (2,594)
  Interest expense..........................................   (56,224)    (30,360)
  Interest income...........................................    13,004       9,828
  Equity in earnings of unconsolidated real estate
     partnerships...........................................     2,445       2,695
  Equity in earnings of unconsolidated subsidiaries.........     3,215       2,790
  Loss from IPLP exchange and assumption....................        --        (684)
  Minority interest.........................................    (3,721)     (2,065)
  Amortization..............................................    (1,575)     (1,942)
                                                              --------    --------
  Income from operations....................................    23,349      14,849
  Gain on disposition of properties.........................     5,105          15
                                                              --------    --------
  Net income................................................    28,454      14,864
  Net income attributable to preferred unit-holders.........    16,098      12,942
                                                              --------    --------
  Net income attributable to common unit-holders............  $ 12,356    $  1,922
                                                              ========    ========
  Basic earnings per common unit............................  $   0.17    $   0.03
                                                              ========    ========
  Diluted earnings per common unit..........................  $   0.17    $   0.03
                                                              ========    ========
  Dividends paid per common unit............................  $   0.70    $ 0.6250
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                               MARCH 31,      MARCH 31,
                                                                 2000           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................   $  28,454      $  14,864
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      67,720         32,885
     Gain on disposition of properties......................      (5,105)           (15)
     Minority interest......................................       3,721          2,065
     Equity in earnings of unconsolidated real estate
      partnerships..........................................      (2,445)        (2,695)
     Equity in earnings of unconsolidated subsidiaries......      (3,215)        (2,790)
     Losses from IPLP exchange and assumption...............          --            684
     Changes in operating assets and operating
      liabilities...........................................     (19,574)        20,547
                                                               ---------      ---------
          Total adjustments.................................      41,102         50,681
                                                               ---------      ---------
          Net cash provided by operating activities.........      69,556         65,545
                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate...................................         (91)            --
  Additions to real estate..................................     (39,298)       (19,465)
  Proceeds from sale of property held for sale..............      16,953            965
  Additions to property held for sale.......................          --           (146)
  Cash from newly consolidated properties...................      14,179             --
  Purchase of limited partnerships interests................    (102,814)        (4,721)
  Advances to unconsolidated partnerships...................          --         (8,966)
  Proceeds from repayment of notes receivable...............       8,684          6,444
  Purchase of / additions to notes receivable...............     (21,114)            --
  Cash received in connection with acquisitions.............          --         22,677
  Cash paid for merger related costs........................      (4,679)       (54,907)
  Distributions from investments in unconsolidated real
     estate partnerships, IPLP exchange and assumption, and
     investment in AIMCO Preferred Stock....................      19,476         32,452
                                                               ---------      ---------
          Net cash used in investing activities.............    (108,704)       (25,667)
                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from secured notes payable borrowings............      82,762        175,963
  Principal repayments on secured notes payable.............     (38,082)       (32,686)
  Proceeds from secured tax-exempt bond financing...........          --          7,500
  Principal repayments on secured tax-exempt bond
     financing..............................................      (1,572)        (1,172)
  Net borrowings (paydowns) on revolving credit
     facilities.............................................      68,000       (251,000)
  Payment of loan costs, including proceed and costs from
     interest rate hedge....................................      (3,603)        (5,697)
  Proceeds from issuance of common/preferred units, exercise
     of options/warrants....................................      35,720        114,907
  Principal repayments received on notes due from common
     unit purchases.........................................       3,526          2,230
  Repurchase of common units................................      (2,515)            --
  Payment of distributions to General Partner and Special
     Limited Partner........................................     (45,642)       (35,141)
  Payment of distributions to Limited Partners..............      (4,329)        (8,857)
  Payment of distributions to minority interest.............      (7,512)        (6,896)
  Payment of preferred unit distributions...................     (12,320)       (13,300)
                                                               ---------      ---------
          Net cash provided by (used) in financing
            activities......................................      74,433        (54,149)
                                                               ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      35,285        (14,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     101,604         52,832
                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 136,889      $  38,561
                                                               =========      =========

                  Notes to consolidated financial statements.

                             AIMCO PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     AIMCO Properties, L.P., a Delaware limited partnership (together with its subsidiaries and other controlled entities, the "Partnership" (and together with entities in which the Partnership has a controlling financial interest, the "Company")), was formed on May 16, 1994 to conduct the business of acquiring, developing, leasing, and managing multi-family apartment communities. The Partnership's securities include Partnership Common Units ("Common OP Units"), Partnership Preferred Units ("Preferred Units", together with Common OP Units, the "OP Units"), and High Performance Units (see Note 9). Apartment and Investment Management Company ("AIMCO") is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the "Partnership Agreement"), of the Partnership. The General Partner and Special Limited Partner hold Common OP Units of the Partnership. In addition, AIMCO is the primary holder of all Preferred Units outstanding in the Partnership. The Limited Partners of the Partnership are individuals or entities that own Common OP Units other than AIMCO. After holding the Common OP Units for one year, the Limited Partners have the right to redeem their Common OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the Common OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

     The Partnership, through its operating divisions and subsidiaries, was formed to hold and conduct substantially all of AIMCO's operations and manages the daily operations of AIMCO's business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

     According to the terms of the Partnership Agreement, the capital structure of the Partnership, in terms of the Common OP Units owned by the General Partner, the Special Limited Partner and the Preferred Units outstanding, is required to mirror the capital structure of AIMCO, with the only difference being that the Partnership has additional Common OP Units and preferred units outstanding which are owned by the Limited Partners and additional Preferred units outstanding. Therefore, AIMCO is required to contribute to the Partnership all proceeds from offerings of the AIMCO Class A Common Stock, preferred stock, or any other equity offerings. In addition, substantially all of AIMCO's assets must be owned through the Partnership; therefore, AIMCO is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, AIMCO receives additional interests in the Partnership with similar terms (i.e., if AIMCO contributes proceeds of a preferred stock offering, AIMCO receives Preferred Units).

     AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in all of AIMCO's assets in the process of transfer to the Partnership.

     At March 31, 2000 the Partnership had 73,483,671 Common OP Units outstanding and 27,181,000 Preferred Units outstanding.

     As of March 31, 2000, the Company owned or managed 352,519 apartment units in 1,834 properties located in 48 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi-Housing Council, we believe that, as of March 31, 2000, the Company was the largest owner and manager of multi-family apartment properties in the United States. As of March 31, 2000, the Company:

     - owned or controlled 121,449 units in 439 apartment properties;

     - held an equity interest in 115,951 units in 671 apartment properties; and

                             AIMCO PROPERTIES, L.P.

     - managed 115,119 units in 724 apartment properties for third party owners and affiliates of which 53,627 units have management agreements that are cancelable in 30 days and 61,492 units with management agreements in excess of one year.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the statements and notes thereto included in the AIMCO Properties, L.P. annual report on Form 10-K for the year ended December 31, 1999. Certain financial statement amounts have been reclassified to conform to the 2000 presentation.

     The accompanying consolidated financial statements include the accounts of the Partnership and subsidiaries and limited partnerships in which the Partnership has a financial controlling interest. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries' assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the partnership certain rights with respect to assets of such subsidiaries. Interests held by limited partners in real estate partnerships controlled by the Company and interests held by the shareholders of Insignia Properties Trust (through February 26, 1999) are reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners' share of the underlying net assets of the Company's controlled limited partnerships. With regard to such partnerships, losses in excess of the bases of the minority interests ($3.4 million for first quarter 2000) have been charged to operations and classified with real estate structural depreciation expense by the Company. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the Partnership are generally not available to pay creditors of AIMCO or the Partnership.

NOTE 3 -- ACQUISITIONS

     During the three months ended March 31, 2000 the Company purchased:

     - for $18 million limited partnership interests in 122 partnerships which own 379 properties where the Company serves as general partner;

     - one apartment community with details below:

DATE ACQUIRED      LOCATION       NUMBER OF UNITS   PURCHASE PRICE
-------------      --------       ---------------   --------------
January 2000   Falls Church, VA         159          $12 million

NOTE 4 -- INTEREST INCOME RECOGNITION FOR NOTES RECEIVABLE AND INVESTMENTS

     As of March 31, 2000, the Company holds $52 million of par value notes, plus accrued interest net of intercompany par value notes of $85 million ("general partner par value notes", for which management believes the collectibility of such amounts is both probable and estimable. Interest income for all general

                             AIMCO PROPERTIES, L.P.

partner par value notes receivable, notes receivable from officers and others as well as money market and interest bearing accounts is generally recognized as it is earned. Interest income from such notes and investments for the three months ended March 31, 2000 totaled approximately $6.8 million.

     As of March 31, 2000, the Company held discounted notes with a carrying value, including accrued interest, of $67 million which were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). The total face value plus accrued interest of these notes was $141 million. In general, interest income from the discounted notes is not recognized as it is accrued under the note instrument because the timing and amounts of cash flows are not probable and estimable. Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three months ended March 31, 2000, the Company recognized deferred interest income and discounts of approximately $6 million ($0.08 per basic and $0.08 per diluted OP unit).

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

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigations and does not believe that the investigations will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company's future results of operations or cash flows in a particular quarter.

                             AIMCO PROPERTIES, L.P.

  Environmental

     The Company is subject to various Federal, state and local laws that impose liability on property owners or operators for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. The Company is also subject to various laws that impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with properties or properties it acquires or manages in the future.

NOTE 6 -- PARTNERS' CAPITAL

  OP Units

     Op Units are redeemable by OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restrictions, on the basis of one OP Unit for either one share of AIMCO Class A Common Stock or cash equal to the fair value of a share of AIMCO Class A Common Stock at the time of redemption. The Company has the option to deliver shares of AIMCO Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems an OP Unit for AIMCO Class A Common Stock, Limited Partner's capital is reduced and Special Limited Partners' capital is increased. OP Units held by AIMCO are not redeemable.

  Tenders

     During the three months ending March 31, 2000 the Company completed tender offers for limited partnership interests resulting in the issuance of 7,712 OP Units.

  Preferred Units

     All classes of Preferred Units are on equal parity and are senior to the OP Units, except the Class E Preferred Units, which was junior to all other classes of Preferred Units and senior to the OP Units. None of the classes of Preferred Units have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

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

     Holders of Class J Cumulative Convertible Preferred Units (the "Class J Preferred Units") were entitled to receive cash distributions at the rate of 7% per annum for the $100 liquidation preference (equivalent to $7 per annum per unit) for the period beginning November 6, 1998 and lasting until November 15, 1998, and 8% per annum of the liquidation preference (equivalent to $8 per annum per unit) for the period beginning November 15, 1998 and lasting until November 15, 1999. On May 14, 1999, the Company notified the holders

                             AIMCO PROPERTIES, L.P.

of the Class J Preferred Units that the defined internal rate of return threshold had been met, and the Company exercised its right to convert all of the Class J Preferred Units into 2.5 million OP Units.

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

     Holders of Class K Convertible Cumulative Preferred Units (the "Class K Preferred Units"), which were issued on February 18, 1999, are entitled to receive cash distributions in an amount per share equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference), or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class K Preferred Units is convertible.

     Holders of Class L Convertible Cumulative Preferred Units (the "Class L Preferred Units"), which were issued on May 28, 1999, are entitled to receive cash distributions in an amount per share equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference), or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Preferred Units is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class L Preferred Units will be entitled to receive an amount per share equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Preferred Units is convertible.

     In January 2000, AIMCO issued 1,200,000 shares of newly created Class M Convertible Cumulative Preferred Stock, par value $.01 per share ("Class M Preferred Stock"), in a direct placement. The proceeds of $30.0 million were contributed by AIMCO to the Partnership in exchange for 1,200,000 Class M Preferred Units and were used to repay certain indebtedness and for working capital. For the period beginning January 13, 2000 through and including January 13, 2003, the holders of the Class M Preferred Units are entitled to receive, when and as declared by the Board of Directors and AIMCO as General Partner, annual cash distributions in an amount per unit equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference), or (ii) the cash distributions payable on the number of units of Common OP Units into which a unit of Class M Preferred Units is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class M Preferred Units will be entitled to receive an amount per unit equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash distributions payable on the number of units of Common OP Units into which a unit of Class M Preferred Units is convertible. The Class M Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company are made to any holders of AIMCO Class A Common Stock, the holders of the Class M Preferred Stock and the Class M Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid distributions.

     On January 13, 2000 AIMCO completed a direct placement of 1,200,000 shares of AIMCO Class M Convertible Cumulative Preferred Stock to an institutional investor. The net proceeds of $30 million were contributed by AIMCO to the Partnership in exchange for 1,200,000 OP Units and were used to repay indebtedness and for working capital.

     In addition to the Preferred Units described above, the Partnership has issued Preferred Units to third parties as follows. In the three months ending March 31, 2000, the Company completed tender offers for

                             AIMCO PROPERTIES, L.P.

limited partnership interests resulting in the issuance of 11,000 Class Two Preferred Units, and 206,000 Class Four Preferred OP Units.

     In January 2000, the Company acquired Merrill House, a 159 unit apartment community for approximately $12.2 million, including the issuance of 206,000 Preferred OP Units valued at $5.2 million.

     In addition to the Preferred Units described above, the Partnership has outstanding Preferred Units to third parties as follows:

                                                              2000    1999
                                                              -----   -----
Class One Partnership Preferred Units, redeemable to Class A
  Common Stock in one year, holder to receive dividends at
  8% ($8.00 per annum per unit).............................     90      90
Class Two Partnership Preferred Units, redeemable to Class A
  Common Stock in one year, holders to receive dividends at
  8% ($2.00 per annum per unit).............................     22      11
Class Three Partnership Preferred Units, redeemable to Class
  A Common Stock in one year, holders to receive dividends
  at 9.5% ($2.375 per annum per unit).......................  1,683   1,682
Class Four Partnership Preferred Units, redeemable to Class
  A Common Stock in two years, holders to receive dividends
  at 8% ($2.00 per annum per unit)..........................    786     580
                                                              -----   -----
                                                              2,581   2,363
                                                              =====   =====

NOTE 7 -- EARNINGS PER UNIT

     The following table illustrates the calculation of basic and diluted earnings per common unit for the three months ended March 31, 2000 and 1999 (in thousands, except per common unit data):

                                                               THREE MONTHS ENDED:
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
NUMERATOR:
  Net income................................................  $ 28,454    $ 14,864
  Preferred Unit dividends..................................   (16,098)    (12,942)
                                                              --------    --------
  Numerator for basic and diluted earnings per common
     unit -- income attributable to common unit holders.....  $ 12,356    $  1,922
                                                              ========    ========
DENOMINATOR:
  Denominator for basic earnings per common unit -- weighted
     average number of common units outstanding.............    72,306      64,923
  Effect of dilutive securities:
  Dilutive potential common units, options and warrants.....       368       1,226
                                                              --------    --------
  Denominator for dilutive earnings per unit................    72,674      66,149
                                                              ========    ========
  Basic earnings per common unit:
     Operations.............................................  $   0.10    $   0.03
     Gain on disposition of properties......................      0.07          --
                                                              --------    --------
          Total.............................................  $   0.17    $   0.03
                                                              ========    ========
  Diluted earnings per common unit:
     Operations.............................................  $   0.10    $   0.03
     Gain on disposition of properties......................      0.07          --
                                                              --------    --------
          Total.............................................  $   0.17    $   0.03
                                                              ========    ========

                             AIMCO PROPERTIES, L.P.

NOTE 8 -- INDUSTRY SEGMENTS

     The Company owns and operates multi-family apartment communities throughout the United States including Puerto Rico, which generate rental and other property-related income through the leasing of apartment units. The Company separately evaluates the performance of each of its apartment communities. However, because the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Company's consolidated financial statements.

     All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company's total revenues during the three months ended March 31, 2000 or March 31, 1999.

     Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following table presents the contribution (separated between consolidated and unconsolidated activity) to the Company's Free Cash Flow for the three months ended March 31, 2000, from the components of the Company and a reconciliation of Free Cash Flow to Earnings Before Structural Depreciation, to Net Income, and to Funds From Operations, and to Adjusted Funds From Operations (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

                             AIMCO PROPERTIES, L.P.

                                                            CONSOLIDATED   UNCONSOLIDATED    TOTAL       %
                                                            ------------   --------------   --------   -----
REAL ESTATE
Conventional
  Average monthly rent greater than $800 per unit (15,369
    equivalent units).....................................    $ 25,460        $ 3,860       $ 29,320    19.1%
  Average monthly rent $700 to $800 per unit (10,671
    equivalent units).....................................      10,232          2,705         12,937     8.4%
  Average monthly rent $600 to $700 per unit (32,658
    equivalent units).....................................      26,716          5,025         31,741    20.7%
  Average monthly rent $500 to $600 per unit (46,053
    equivalent units).....................................      33,806          4,982         38,788    25.3%
  Average monthly rent less than $500 per unit (26,549
    equivalent units).....................................      13,907          1,999         15,906    10.4%
                                                              --------        -------       --------   -----
         Subtotal conventional real estate contribution to
           Free Cash Flow.................................     110,121         18,571        128,692    83.8%
Affordable (13,521 equivalent units)......................       2,809          8,449         11,258     7.3%
College housing (average rent of $663 per month) (3.962
  equivalent units).......................................       3,256            340          3,596     2.3%
Other Properties..........................................         440            665          1,105     0.7%
Resident services.........................................       1,407            159          1,566     1.0%
Minority interest.........................................     (18,696)            --        (18,696)  (12.2)%
                                                              --------        -------       --------   -----
         Total real estate contribution to Free Cash
           Flow...........................................      99,337         28,184        127,521    83.1%
SERVICE BUSINESSES
Management contracts (property and asset management)
  Controlled properties...................................       6,702          4,289         10,991     7.2%
  Third party with terms in excess of one year............          --          2,185          2,185     1.4%
  Third party cancelable in 30 days.......................          --            257            257     0.2%
                                                              --------        -------       --------   -----
         Subtotal management contracts contribution to
           Free Cash Flow.................................       6,702          6,731         13,433     8.7%
Buyers Access.............................................          --            472            472     0.3%
Other service businesses..................................         532            670          1,202     0.8%
                                                              --------        -------       --------   -----
         Total service businesses contribution to Free
           Cash Flow......................................       7,234          7,873         15,107     9.8%
INTEREST INCOME
General partner loan interest.............................       3,815             --          3,815     2.5%
Notes receivable from officers............................         169             --            169     0.1%
Other notes receivable....................................         296             --            296     0.2%
Money market and interest bearing accounts................       2,532             --          2,532     1.6%
                                                              --------        -------       --------   -----
         Subtotal interest income.........................       6,812             --          6,812     4.4%
Accretion of loan discount................................       6,191             --          6,191     4.0%
                                                              --------        -------       --------   -----
         Total interest income contribution to Free Cash
           Flow...........................................      13,003             --         13,003     8.5%
FEE INCOME
Disposition Fees..........................................         916             --            916     0.6%
Refinancing Fees..........................................         203             --            203     0.1%
                                                              --------        -------       --------   -----
         Total fee income contribution to Free Cash
           Flow...........................................       1,119             --          1,119     0.7%
                                                              --------        -------       --------   -----
General and Administrative Expense........................      (3,211)            --         (3,211)   (2.1)%
                                                              --------        -------       --------   -----
FREE CASH FLOW(1).........................................    $117,482        $36,057       $153,539   100.0%
                                                              ========        =======       ========   =====

                             AIMCO PROPERTIES, L.P.

                                                                            BASIC
                                                           ----------------------------------------
                                                           CONSOLIDATED   UNCONSOLIDATED    TOTAL
                                                           ------------   --------------   --------
FREE CASH FLOW...........................................    $117,482        $ 36,057      $153,539
COST OF SENIOR CAPITAL
Interest expense:
  Secured debt
          Long-term, fixed rate..........................     (40,968)         (9,945)      (50,913)
          Long-term, variable rate.......................        (176)           (431)         (607)
          Short-term.....................................     (10,850)           (811)      (11,661)
  Lines of credit and other unsecured debt...............      (5,778)           (248)       (6,026)
  Interest expense on convertible debt...................      (2,429)             --        (2,429)
  Interest capitalized...................................       1,994           1,165         3,159
  Minority interest share of interest expense............       7,940              --         7,940
                                                             --------        --------      --------
          Total interest expense after minority
            interest.....................................     (50,267)        (10,270)      (60,537)
Dividends on preferred equity securities.................     (16,776)             --       (16,776)
                                                             --------        --------      --------
     Contribution before non-cash charges and ownership
       adjustments.......................................      50,439          25,787        76,226
Non-structural depreciation, net of capital
  replacements...........................................        (851)           (950)       (1,801)
Amortization of intangible assets........................      (1,575)           (508)       (2,083)
Gain (loss) on sales of real estate......................       5,105              --         5,105
Deferred tax provision...................................          --            (852)         (852)
                                                             --------        --------      --------
          Earnings Before Structural Depreciation
            (EBSD)(1)....................................      53,118          23,477        76,595
Structural depreciation, net of minority interest........     (48,405)        (15,834)      (64,239)
                                                             --------        --------      --------
          Net income(a)..................................       4,713           7,643        12,356
Gain (loss) on sales of real estate......................      (5,105)             --        (5,105)
Non-structural depreciation, net of minority interest....       8,572           3,128        11,700
Amortization of intangible assets........................       1,575             508         2,083
Deferred tax provision...................................          --             852           852
Structural depreciation, net of minority interest........      48,405          15,834        64,239
                                                             --------        --------      --------
          Funds from Operations (FFO)(1).................      58,160          27,965        86,125
Capital replacement reserve..............................      (7,721)         (2,178)       (9,899)
                                                             --------        --------      --------
          Adjusted Funds From Operations (AFFO)(1).......    $ 50,439        $ 25,787      $ 76,226
                                                             ========        ========      ========

                                                                     COMMON   EARNINGS
                                                          EARNINGS   UNITS    PER SHARE
                                                          --------   ------   ---------
EBSD
  Basic.................................................  $76,595    72,307
  Diluted...............................................   88,592    87,150
Net Income
  Basic.................................................   12,356    72,307     $0.17
  Diluted...............................................   12,356    72,675     $0.17
FFO
  Basic.................................................   86,125    72,307
  Diluted...............................................   98,122    87,150
AFFO
  Basic.................................................   76,226    72,307
  Diluted...............................................   88,223    87,150

                             AIMCO PROPERTIES, L.P.

---------------

(1) "Free Cash Flow", "Earnings Before Structural Depreciation", "Funds From Operations", and "Adjusted Funds From Operations" are measurement standards used by the Company's management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity.

     - Free Cash Flow ("FFO") is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

     - Earning Before Structural Depreciation ("EBSD") is defined by the Company as Net Income, determined in accordance with GAAP, plus "structural depreciation", i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

     - Funds From Operations is defined by the Board Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income
       (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for amortization and the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and deducts the payment of dividends on preferred stock. There can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts.

     - Adjusted Funds From Operations ("AFFO") is defined by the Company as FFO less a charge for Capital Replacements equal to $300 per apartment unit.

NOTE 9 -- HIGH PERFORMANCE UNITS

     In January 1998, the Partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the "High Performance Units") to a joint venture comprised of twelve members of AIMCO's senior management and to three of its independent directors for a total of $2.1 million in cash. The High Performance Units have nominal value unless the Company's total return over the three year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15%. At the conclusion of the three year period, if the Company's Total Return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing the (i) product of (a) 15% of the amount by which the Company's cumulative Total Return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the "Excess Return"), multiplied by (b) the weighted average market value of the Company's outstanding Class A common stock and Common OP Units, by (ii) the market value of one share of Class A common stock at the end of the three year period. The three year measurement period will be shortened in the event of a change of control of the Company. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into Class A common stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required Total Return over the three year term, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of March 31, 2000. The Company includes any dilutive effect of the High Performance Units in its AFFO earnings.

     The Morgan Stanley REIT Index is being used as the peer group index for purposes of the High Performance Units. The Morgan Stanley REIT Index is a capitalization-weighted index (with dividends reinvested) of the most actively traded real estate investment trusts. The Morgan Stanley REIT Index is comprised of over 100 real estate investment trusts selected by Morgan Stanley & Co. Incorporated. The

                             AIMCO PROPERTIES, L.P.

Board of Directors of the Company has selected this index because it believes that it is the real estate investment trust index most widely reported and accepted among institutional investors.

     "Total return" means, for any security and for any period, the cumulative total return for such security over such period, as measured by (i) the sum of
(a) the cumulative amount of dividends paid in respect of such security for such period (assuming that all cash dividends are reinvested in such security as of the payment date for such dividend based on the security price on the dividend payment date), and (b) an amount equal to (x) the security price at the end of such period, minus (y) the security price at the beginning of such period, divided by (ii) the security price at the beginning of the measurement period; provided, however, that if the foregoing calculation results in a negative number, the "total return" shall be equal to zero. For purposes of calculating the Total return of the AIMCO Class A Common Stock, the security price at the end of the period will be based on an average of the volume-weighted average daily trading price of the AIMCO Class A Common Stock for the 20 trading days immediately preceding the end of the period.

     The High Performance Units are not convertible into AIMCO Class A Common Stock. However, in the event of a change of control of the Company, holders of High Performance Units will have redemption rights similar to those of holders of Common OP Units. Upon the occurrence of a change of control, any holder of High Performance Units may, subject to certain restrictions, require the Partnership to redeem all or a portion of the High Performance Units held by such party in exchange for a cash payment per unit equal to the market value of a share of AIMCO Class A Common Stock at the time of redemption. However, in the event that any High Performance Units are tendered for redemption, the Partnership's obligation to pay the redemption price is subject to the prior right of the Company to acquire such High Performance Units in exchange for an equal number of shares of AIMCO Class A Common Stock (subject to certain adjustments).

     If AIMCO's total return over the measurement period exceeds 115% of the total return of the Morgan Stanley REIT Index and exceeds the minimum return (30% over three years), then the holders of High Performance Units could be entitled to a significant percentage of future distributions made by the Partnership. This could have a dilutive effect on future earnings per unit, and on the equity ownership of partners in the Partnership after the three year measurement period.

     The following table illustrates the value of the 15,000 High Performance Units on the three year measurement period, assuming a range of different prices for the AIMCO Class A Common Stock at the end of the measurement period. For the period from January 1, 1998 to March 31, 2000, the cumulative total return of the Morgan Stanley REIT Index was (18.58)% and the cumulative total return of the AIMCO Class A Common Stock was 19.93%. As a result, for purposes of the illustration, we have assumed that the cumulative total return of the AIMCO Class A Common Stock will exceed 115% of the cumulative total return of the peer group index. This implies that the High Performance Units will only have value if the cumulative total return on the AIMCO Class A Common Stock from January 1, 1998 to January 1, 2001 exceeds 30%. We have also assumed, for purposes of the illustration, that the weighted average market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) during the measurement period is $2,377,769,040, which was the amount as of March 31, 2000.

                             AIMCO PROPERTIES, L.P.

     Please note that the table below is for illustrative purposes only and there can be no assurance that actual outcomes will be within the ranges used. Some of the factors that could affect the results set forth in the table are the total return of the AIMCO Class A Common Stock relative to the total return of the Morgan Stanley REIT Index, and the market value of the average outstanding equity of the Company during the measurement period. These factors may be affected by general economic conditions, local real estate conditions and the dividend policy of the Company.

                                                                                                                        CASH
                                                                         VALUE OF                      OP UNIT      PROCEEDS TO
                                            AVERAGE         EXCESS         HIGH                     DILUTION AS A     COMPANY
                                             MARKET       SHAREHOLDER   PERFORMANCE     OP UNIT      % OF TOTAL     FROM INITIAL
  STOCK      AIMCO    MINIMUM   EXCESS   CAPITALIZATION   VALUE ADDED      UNITS       DILUTION     DILUTED UNITS    INVESTMENT
  PRICE      TOTAL    RETURN    RETURN    (THOUSANDS)     (THOUSANDS)   (THOUSANDS)   (THOUSANDS)    OUTSTANDING    (THOUSANDS)
(12/31/00)   RETURN     (1)      (2)          (3)             (4)           (5)           (6)            (7)            (8)
----------   ------   -------   ------   --------------   -----------   -----------   -----------   -------------   ------------
  $38.00     26.04%    30.00%    0.00%     $2,377,769      $     --      $      6           --          0.00%          2,064
   38.50     27.65     30.00     0.00       2,377,769            --             6           --          0.00           2,064
   39.00     29.26     30.00     0.00       2,377,769            --             6           --          0.00           2,064
   39.41     30.58     30.00     0.58       2,377,769        13,791         2,070           52          0.06           2,064
   39.50     30.87     30.00     0.87       2,377,769        20,687         3,103           79          0.09           2,064
   40.00     32.48     30.00     2.48       2,377,769        58,969         8,845          221          0.25           2,064
   41.00     35.69     30.00     5.69       2,377,769       135,295        20,294          495          0.57           2,064
   42.00     38.90     30.00     8.90       2,377,769       211,621        31,743          756          0.87           2,064
   43.00     42.11     30.00    12.11       2,377,769       287,948        43,192        1,004          1.15           2,064
   44.00     45.32     30.00    15.32       2,377,769       364,274        54,641        1,242          1.42           2,064
   45.00     48.53     30.00    18.53       2,377,769       440,601        66,090        1,469          1.69           2,064
   46.00     51.74     30.00    21.74       2,377,769       516,927        77,539        1,686          1.93           2,064
   47.00     54.94     30.00    24.94       2,377,769       593,016        88,952        1,893          2.17           2,064
   48.00     58.15     30.00    28.15       2,377,769       669,342       100,401        2,092          2.40           2,064

---------------

(1) Assumes that the AIMCO total return will exceed that of the peer group by at least 15%.

(2) "Excess Return" is the amount, if any, by which the total return of the AIMCO Class A Common Stock over the measurement period exceeds the minimum return.

(3) Assumes the market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) at March 31, 2000 throughout the measurement period.

(4) "Excess Shareholder Value Added" is calculated by multiplying the Excess Return by the average market capitalization.

(5) The "Value of High Performance Units" is calculated by multiplying the Excess Shareholder Value Added by 15%. If "Excess Shareholder Return" is 0, the "Value of High Performance Units" is calculated by multiplying the stock price by 150 OP Units. The initial investment of $2,070,000 will continue to be treated as contributed equity on the balance sheet of the Partnership.

(6) The "OP Unit Dilution" is calculated by dividing the Value of High Performance Units by the stock price at the end of the period.

(7) "OP Unit Dilution as a % of total diluted units outstanding" is calculated by dividing the OP Unit Dilution by the total weighted-average diluted units outstanding as of March 31, 2000.

(8) If "Excess Shareholder Return" is 0, the "Cash Proceeds To Company From Initial Investment" is calculated by subtracting the "Value of High Performance Units" from $2,070,000, which is the purchase price of 15,000 High Performance Units.

                             AIMCO PROPERTIES, L.P.

     THE FOLLOWING TABLE SUMMARIZES THE STATUS OF THE HIGH PERFORMANCE UNITS AS OF DECEMBER 31, 1999 AND MARCH 31, 2000:

                                                                                     AVERAGE           EXCESS       VALUE OF HIGH
                                AIMCO TOTAL   MORGAN STANLEY   MINIMUM   EXCESS       MARKET        SHAREHOLDER      PERFORMANCE
            AS OF                 RETURN        REIT INDEX     RETURN    RETURN   CAPITALIZATION   VALUE ADDED(1)     UNITS(2)
            -----               -----------   --------------   -------   ------   --------------   --------------   -------------
December 31, 1999.............     22.71%         (20.69)%     19.11%     3.60%   2,327,728,992      83,798,244      12,569,737
March 31, 2000................     19.93%         (18.58)%     21.75%     0.00%   2,377,770,912              --              --


                                OP UNIT
            AS OF               DILUTION
            -----               --------
December 31, 1999.............  340,096(3)
March 31, 2000................       --

---------------

(1) Return exceeded multiplied by average market capitalization

(2) Excess Shareholder Value added multiplied by 15%

(3) OP Unit calculation based on trailing 20-day average stock price of $36.96

NOTE 10 -- PORTFOLIOS HELD FOR SALE

     The Company is currently marketing for sale certain real estate properties. Approximately 5,811 units with an approximate carrying value of $133 million are included with real estate in the consolidated financial statements and approximately 23,379 units with an approximate carrying value of $117 million are included with investments in unconsolidated real estate partnerships and notes receivable from unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any material losses with respect to the sales of the properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     As of March 31, 2000, the Company owned or managed 352,519 apartment units, comprised of 121,449 units in 439 apartment communities owned or controlled by the Company (the "Owned Properties"), 115,951 units in 671 apartment communities in which the Company has an equity interest (the "Equity Properties") and 115,119 units in 724 apartment communities which the Company manages for third parties and affiliates (the "Managed Properties" and together with the Owned Properties and the Equity Properties, the "AIMCO Properties"). The apartment communities are located in 48 states, the District of Columbia and Puerto Rico.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the company and interpretations of those regulations, the competitive environment in which the company operates, financing risks, including the risk that the company's cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company's current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

NET INCOME

     The Company recognized net income of $28.5 million for the three months ended March 31, 2000, compared to $14.9 million for the three months ended March 31, 1999. The increase in net income of $13.6 million, or 91.3%, was primarily the result of: an increase in net "same store" property results; the acquisition of 28 properties during 1999; the completion of the merger of Insignia Properties Trust into AIMCO; the purchase of $271 million in limited partnership interests from unaffiliated third parties in 1999; and an increase in interest income on notes receivable from unconsolidated real estate partnerships in 2000. The effect of the above on net income was partially offset by the sale of eight properties during 1999 and thirteen properties in 2000. These factors are discussed in more detail in the following paragraphs.

CONSOLIDATED RENTAL PROPERTY OPERATIONS

     Rental and other property revenues from the consolidated Owned Properties totaled $224.3 million for the three months ended March 31, 2000, compared to $110.6 million for the three months ended March 31, 1999, an increase of $113.7 million, or 102.8%. The increase in rental and other property revenues was primarily due to: an increase in "same store" sales revenue of 3%; the purchase of 28 properties; the acquisition of controlling interests in partnerships owning 183 properties; and the subsequent consolidation of the purchased and newly controlled entities; and the sale of 13 properties.

     Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $90.8 million for the three months ended March 31, 2000, compared to $42.4 million for the three months ended March 31, 1999, an increase of $48.4 million or 114.2%. The increase in property operating expenses was primarily due to: an increase in "same store" expenses of 1%; the purchase of 28 properties; the acquisition of controlling interests in partnerships owning 183 properties; the subsequent consolidation of the purchased and newly controlled entities; and the sale of 13 properties.

SERVICE COMPANY BUSINESS

     The Company's share of income from the service company business was $8.4 million for the three months ended March 31, 2000, compared to $(0.9) million for the three months ended March 31, 1999. The increase in service company business income of $9.3 million was primarily due to a change in the allocation of management contract expense between the consolidated service company and the unconsolidated subsidiaries. The allocation of such expense will remain constant on a year to year comparison, and the core business operations remained unchanged between the periods.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased from $2.6 million for the three months ended March 31, 1999 to $3.2 million for the three months ended March 31, 2000, a 23.1% increase. The increase of $0.6 million is primarily due to the growth of the Company, as well as increased levels of personnel in the accounting and finance departments.

INTEREST EXPENSE

     Interest expense, which includes the amortization of deferred financing costs, totaled $59.1 million for the three months ended March 31, 2000, compared to $30.4 million for the three months ended March 31, 1999, an increase of $28.7 million, or 94.4%. The increase was primarily due to the Company acquiring controlling interests in partnerships owning 183 properties and the subsequent consolidation of these properties. The Company had also drawn $277 million on its credit facility with Bank of America as of March 31, 2000 compared to $124 million at March 31, 1999, which incurred interest at a weighted average interest rate of 8.55% and 7.67%, during the respective three month periods then ended.

INTEREST INCOME

     Interest income totaled $15.9 million for the three months ended March 31, 2000, compared to $9.8 million for the three months ended March 31, 1999. The increase of $6.1 million or 62.2% is primarily due to the recognition of interest income on discounted notes.

FUNDS FROM OPERATIONS

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
Net Income..................................................   $28,454    $ 14,864
Gain on disposition of properties...........................    (5,105)        (15)
Real estate depreciation, net of minority interest..........    56,976      25,095
Real estate depreciation related to unconsolidated
  entities..................................................    18,960      21,105
Amortization of goodwill....................................     1,760       2,602
Amortization of recoverable amount of management
  contracts.................................................       323      10,397
Deferred taxes..............................................       852       2,456
Preferred OP Unit distributions.............................    (4,101)    (11,205)
                                                               -------    --------
Funds From Operations (FFO).................................   $98,120    $ 65,299
                                                               =======    ========

     Funds From Operations increased from $66 million for the three months ended March 31, 1999 to $98 million for the three months ended March 31, 2000 primarily due to: an increase of 5% in "same store" property operations; the acquisition and subsequent consolidation of newly controlled entities and controlling interests in partnerships owning 183 properties; the purchase of 28 properties and resultant sale of 13 properties.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000 and 1999, net cash flows were as follows (dollars in thousands):

                                                                2000        1999
                                                              ---------   --------
Cash flow provided by operating activities..................  $  69,556   $ 65,545
Cash flow (used in) investing activities....................   (108,704)   (25,667)
Cash flow provided by financing activities..................     74,433    (54,149)

     During the three months ended March 31, 2000, the Company closed $119 million of long-term fixed-rate, fully amortizing notes payable with a weighted average interest rate of 8.3%. Each of the notes is individually secured by one of twelve properties with no cross-collateralization. The Company used the net proceeds totaling $117.5 million after transaction costs to repay existing debt. During the three months ended March 31, 2000, the Company also assumed a $7 million long-term fixed rate, fully amortizing note payable with an interest rate of 8.37% in connection with the acquisition of one property. The note is secured by the acquired property.

     In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. On April 14, 2000, the credit facility was expanded by $5 million to $350 million. The obligations under the credit facility are secured by certain non-real estate assets of the Company. The credit facility including the $50 million expansion is available for general corporate purposes and has a two-year term with two one-year extensions. The annual interest rate under the credit facility is based on either LIBOR or a base rate which is the higher of Bank of America's reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at March 31, 2000 and 1999 was 8.55% and 7.67% respectively. The amount available under the credit facility at March 31, 2000 and 1999 was $72.8 million and $75.7 million respectively.

     The Company expects to meets its short-term liquidity requirements including property acquisitions, tender offers and refinancing of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term debt, the issuance of debt or equity securities in public offerings or private placements, and cash generated from operations.

     On January 11, 2000, AIMCO completed a direct placement of 681,818 shares of Class A common stock into which 1,200,000 shares of Class M Convertible Cumulative Preferred Stock are convertible to AEW Targeted Securities Fund II, L.P. and simultaneously contributed the proceeds to the Partnership. The net proceeds of approximately $30 million was used to repay indebtedness and for working capital.

     At March 31, 2000 the Company had $137 million in cash and cash equivalents. In addition, the Company had $93 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to minority limited partners in the AIMCO operating partnership. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interest. During the three months ended March 31, 2000, the Company made separate offers to the limited partners of 122 partnerships to acquire their limited partnership interests. The Company purchased approximately $18 million (including transaction costs) of limited partnership interests.

RETURN ON ASSETS AND RETURN ON EQUITY

     The Company's Return On Assets and Return On Equity for the three months ended March 31, 2000 and 1999 are as follows:

                                                                 THREE MONTHS ENDED:
                                                           -------------------------------
                                                           MARCH 31, 2000   MARCH 31, 1999
                                                           --------------   --------------
Return on Assets(a)......................................       10.2%             9.5%
Return on Equity
  Basic(b)...............................................       14.4%            14.1%
  Diluted(c).............................................       13.0%            11.6%

---------------

(a) The Company defines Return on Assets as (i) Free Cash Flow divided by (ii) Average Assets. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements ($68,189), and less all current liabilities. "Average Assets" are computed by averaging the sum of Assets at the beginning and the end of the period.

(b)  The Company defines Return on Equity-Basic as (i) AFFO-Basic; divided by
     (ii) Average Equity. "Equity" is total stockholders' equity, plus accumulated depreciation, less accumulated Capital Replacements ($68,189), less preferred stock, and plus minority interest in Operating Partnership, net of preferred OP unit interests ($103,759). "Average Equity" is computed by averaging the sum of Equity at the beginning and the end of the period.

(c) The Company defines Return on Equity-Diluted assuming conversion of debt and preferred securities whose conversion is dilutive.

     The increase in Return On Assets from the 1999 period to the 2000 period is the result of higher returns on acquired properties, as well as the additional properties consolidated in the fourth quarter of 1999 and the first quarter of 2000.

     The increase in Return On Equity from the 1999 period to the 2000 period is primarily due to increased Return on Assets.

     The Company's Return On Assets and Return On Equity for the three months ended March 31, 2000 and 1999 are as follows:

                                                               BASED ON        BASED ON
                                                                 AFFO             FFO
                                                             -------------   -------------
                                                             THREE MONTHS    THREE MONTHS
                                                                 ENDED           ENDED
                                                               MARCH 31,       MARCH 31,
                                                             -------------   -------------
                                                             2000    1999    2000    1999
                                                             -----   -----   -----   -----
Return on Assets(a)........................................  10.2%    9.5%   10.7%   10.1%
Return on Equity
  Basic(b).................................................  14.4%   12.5%   15.8%   14.8%
  Diluted(c)...............................................  13.0%   10.4%   14.1%   12.2%

---------------

(a) The Company defines Return on Assets (AFFO) as (i) Free Cash Flow divided by (ii) Average Assets. Average assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements ($68,189), and less all current liabilities. "Average Assets" are computed by averaging the sum of Assets at the beginning and the end of the period. The Company defines Return on Assets (FFO) as (i) Free Cash Flow plus Capital Replacements; divided by (ii) Average Assets plus accumulated Capital Replacements.

(b) The Company defines Return on Equity-Basic (AFFO) as (i) AFFO-Basic; divided by (ii) Average Equity. "Equity" is total partners' capital, plus accumulated depreciation, less accumulated Capital Replacements ($68,189), and less preferred units. "Average Equity" is computed by averaging the sum of Equity at the beginning and the end of the period. The Company defines Return on Equity-Basic (FFO) as (i) AFFO-Basic plus Capital Replacements; divided by (ii) Average Equity plus accumulated Capital Replacements.

(c) The Company defines Return on Equity-Diluted (AFFO) and Return on Equity-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

     The increase in Return On Assets (AFFO) and (FFO) from the 1999 period to the 2000 period is the result of higher returns on acquired properties, as well as the additional properties consolidated in the fourth quarter of 1999 and the first quarter of 2000.

     The increase in Return On Equity-Basic (AFFO) and (FFO) and Return On Equity -- Diluted (AFFO) and (FFO) from the 1999 period to the 2000 period is primarily due to somewhat increased financial leverage from debt and preferred equity securities.

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

CONTINGENCIES

  Pending Investigations of HUD Management Arrangements

     In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operation and program are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

     YEAR 2000 DISCLOSURE

     The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has funded Y2K compliance efforts from cash flow from operations and has not incurred any significant costs to date related to Y2K issues. To date, there has been no material negative impact on the Company's results of operations or financial condition as a result of the Y2K issue or its Y2K compliance efforts.

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

     The Company had $366 million of variable rate debt outstanding at March 31, 2000, which represents 12.2% of the Company's total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company's income and cash flows being reduced by $3.7 million on an annual basis.

     The estimated aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of March 31, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company's secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     From time to time during the quarter, AIMCO issued shares of Class A Common Stock in exchange for Common OP Units tendered to the Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Partnership. Such shares are issued based on an exchange ratio of one share for each Common OP Unit. The shares are issued in exchange for Common OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. During the three months ended March 31, 2000, 133,732 shares of Class A Common Stock were issued in exchange for Common OP Units.

     As disclosed on AIMCO's current report on Form 8-K, dated January 13, 2000, on January 13, 2000, AIMCO sold 1,200,000 shares of Class M Convertible Cumulative Preferred Stock to an institutional investor for $30 million and simultaneously contributed to proceeds to the operating partnership. The shares were issued in a private transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits are filed with this report(1):

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.1           -- Eleventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of January 13, 2000 (Exhibit 10.12 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
          10.2           -- Twelfth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of April   , 2000 (Exhibit 10.2 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 2000, is incorporated herein by this
                            reference)
          10.3           -- Amended and Restated Credit Agreement, dated as of March
                            15, 2000, among AIMCO Properties, L.P., the lenders
                            listed therein, Bank of America, N.A., Fleet National
                            Bank (as successor in interest to BankBoston, N.A.), and
                            First Union National Bank (Exhibit 10.20 to AIMCO
                            Properties, L.P.'s Annual Report on Form 10-K for the
                            fiscal year 1999, is incorporated herein by this
                            reference)
          10.4           -- First Amendment to $345,000,000 Amended and Restated
                            Credit Agreement, dated as of April 14, 2000, among AIMCO
                            Properties, L.P., Bank of America, N.A. and U.S. Bank
                            National Association (Exhibit 10.4 to AIMCO's Quarterly
                            Report on Form 10-Q for the quarterly period ending March
                            31, 2000, is incorporated herein by this reference)
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K for the quarter ended March 31, 2000:

     During the quarter for which this report is filed, the Partnership filed its Current Report on Form 8-K, dated December 15, 1999, relating to its acquisition of certain residential communities and related interests from Dreyfuss Brothers, Inc.

                             AIMCO PROPERTIES, L.P.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AIMCO Properties, L.P.
                                            By: AIMCO-GP, Inc. its General
                                            Partner

                                            By:    /s/ PAUL J. MCAULIFFE
                                              ----------------------------------
                                                      Paul J. McAuliffe
                                                  Executive Vice President,
                                                   Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial officer)

Date: May 15, 2000

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          10.1           -- Eleventh Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of January 13, 2000 (Exhibit 10.12 to
                            AIMCO's Annual Report on Form 10-K for the fiscal year
                            1999, is incorporated herein by this reference)
          10.2           -- Twelfth Amendment to the Third Amended and Restated
                            Agreement of Limited Partnership of AIMCO Properties,
                            L.P., dated as of April   , 2000 (Exhibit 10.2 to AIMCO's
                            Quarterly Report on Form 10-Q for the quarterly period
                            ending March 31, 2000, is incorporated herein by this
                            reference)
          10.3           -- Amended and Restated Credit Agreement, dated as of March
                            15, 2000, among AIMCO Properties, L.P., the lenders
                            listed therein, Bank of America, N.A., Fleet National
                            Bank (as successor in interest to BankBoston, N.A.), and
                            First Union National Bank (Exhibit 10.20 to AIMCO
                            Properties, L.P.'s Annual Report on Form 10-K for the
                            fiscal year 1999, is incorporated herein by this
                            reference)
          10.4           -- First Amendment to $345,000,000 Amended and Restated
                            Credit Agreement, dated as of April 14, 2000, among AIMCO
                            Properties, L.P., Bank of America, N.A. and U.S. Bank
                            National Association (Exhibit 10.4 to AIMCO's Quarterly
                            Report on Form 10-Q for the quarterly period ending March
                            31, 2000, is incorporated herein by this reference)
          27.1           -- Financial Data Schedule
          99.1           -- Agreement re: disclosure of long-term debt instruments

---------------

(1) Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.