Form 10-Q
period 2000-06-30
AIMCO PROPERTIES LP
filed 2000-08-11
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

Commission File Number 0-24497

AIMCO Properties, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1275621 (I.R.S. Employer Identification No.)

2000 South Colorado Boulevard, Tower 2, Suite 2-1000 Denver, Colorado (Address of principal executive offices)	80222 (Zip Code)

(303) 757-8101
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year,
if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of Partnership Common Units outstanding as of July 31, 2000: 73,916,362

AIMCO PROPERTIES, L.P.

FORM 10-Q

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Real Estate, net of accumulated depreciation of $573,263 and $415,992	$4,954,303	$4,096,705

Investments in unconsolidated real estate partnerships	690,395	890,318

Investments in unconsolidated subsidiaries	48,913	44,921

Notes receivable from unconsolidated real estate partnerships	140,809	142,828

Notes receivable from and advances to unconsolidated subsidiaries	91,477	88,754

Cash and cash equivalents	90,709	101,604

Restricted cash	108,311	84,595

Other assets	211,950	234,526

Total assets	$6,336,867	$5,684,251

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Secured notes payable	$2,653,746	$1,954,259

Secured tax-exempt bond financing	403,774	420,830

Unsecured short-term financing	293,500	209,200

Total indebtedness	3,351,020	2,584,289

Accounts payable, accrued and other liabilities	193,677	271,298

Resident security deposits and deferred rental income	31,835	22,793

Total liabilities	3,576,532	2,878,380

Commitments and contingencies	—	—

Partnership-obligated mandatory redeemable convertible preferred securities of a subsidiary trust	149,500	149,500

Minority interest in other entities	150,570	169,482

Partners’ capital:

Preferred Units	723,425	707,745

General Partner and Special Limited Partner	1,486,440	1,545,715

Limited Partners	271,389	256,429

Less: Investment in AIMCO Preferred Stock	—	(23,000)

Investment in AIMCO Common Stock	(20,989)	—

Total partners’ capital	2,460,265	2,486,889

Total liabilities and partners’ capital	$6,336,867	$5,684,251

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$258,064	$116,237	$482,384	$226,789

Property operating expense	(104,653)	(45,095)	(195,404)	(87,531)

Owned property management expense	(4,136)	(125)	(6,241)	(85)

Depreciation	(85,289)	(27,827)	(146,580)	(54,443)

Income from property operations	63,986	43,190	134,159	84,730

SERVICE COMPANY BUSINESS:

Management fees and other income	12,410	6,936	22,435	14,257

Management and other expenses	(7,948)	(2,386)	(12,905)	(11,288)

Income from service company business	4,462	4,550	9,530	2,969

General and administrative expenses	(1,940)	(2,263)	(5,150)	(4,248)

Interest expense	(64,397)	(29,734)	(122,604)	(60,094)

Interest income	15,508	10,978	28,511	20,197

Equity in earnings of unconsolidated real estate partnerships	1,441	2,963	3,886	5,658

Equity in earnings (losses) of unconsolidated subsidiaries	1,700	(3,734)	4,472	(3,722)

Loss from IPLP exchange and assumption	—	—	—	(684)

Minority interest in other entities	(6,332)	(15)	(13,452)	(2,080)

Amortization of intangibles	(1,494)	(1,942)	(3,069)	(3,884)

Income from operations	12,934	23,993	36,283	38,842

Net gain on disposition of properties	226	—	5,331	15

Net income	13,160	23,993	41,614	38,857

Net income attributable to preferred unit-holders	16,218	13,993	32,316	26,935

Net income (loss) attributable to common unit-holders	$(3,058)	$10,000	$9,298	$11,922

Basic earnings (loss) per common unit	$(0.04)	$0.15	$0.13	$0.18

Diluted earnings (loss) per common unit	$(0.04)	$0.14	$0.13	$0.18

Dividends declared per common unit	$0.700	$0.625	$1.400	$1.250

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$41,614	$38,857

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of intangibles	155,686	66,599

Gain on disposition of properties	(5,331)	(15)

Minority interest in other entities	13,452	2,080

Equity in earnings of unconsolidated real estate partnerships	(3,886)	(5,658)

Equity in (earnings) losses of unconsolidated subsidiaries	(4,472)	3,722

Loss from IPLP exchange and assumption	—	684

Changes in operating assets and operating liabilities	(46,152)	(1,419)

Total adjustments	109,297	65,993

Net cash provided by operating activities	150,911	104,850

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of and addition to real estate	(96,559)	(80,357)

Proceeds from sale of property held for sale	13,743	35,714

Cash from newly consolidated properties	37,691	—

Purchase of notes receivable, general and limited partnership interests and other assets	(146,041)	(15,987)

Purchase of/additions to notes receivable	(53,975)	(22,851)

Proceeds from repayment of notes receivable	12,968	15,220

Cash received in connection with acquisitions	—	22,677

Cash paid for merger related costs	(5,655)	(14,743)

Distributions received from investments in real estate partnerships	40,476	22,329

Distributions received from investments in unconsolidated subsidiaries	—	33,485

Net cash used in investing activities	(197,352)	(4,513)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	131,245	248,014

Principal repayments on secured notes payable	(56,995)	(18,768)

Proceeds from secured tax-exempt bond financing	—	20,731

Principal repayments on secured tax-exempt bond financing	(4,325)	(35,887)

Repayments on secured short-term financing	—	(4,522)

Net borrowings (paydowns) on revolving credit facilities	84,300	(375,300)

Payment of loan costs	(3,603)	(9,423)

Proceeds from issuance of common and preferred units, exercise of options/warrants	46,661	236,360

Repurchase of common units	(2,600)	—

Principal repayments received on notes due from common unit purchases	10,026	3,183

Payment of distributions to General Partner and Special Limited Partner	(92,352)	(73,361)

Payment of distributions to minority interest	(38,869)	(7,884)

Payment of distributions to Limited Partners	(11,879)	(13,621)

Payment of preferred unit distributions	(26,063)	(71,033)

Net cash provided by (used in) financing activities	35,546	(101,511)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,895)	(1,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101,604	52,832

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,709	$51,658

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

NOTE 1 — Organization

      AIMCO Properties, L.P., a Delaware limited partnership (the “Partnership” and together with its consolidated subsidiaries and other controlled entities, the “Company”), was formed on May 16, 1994 to conduct the business of acquiring, developing, leasing, and managing multi-family apartment communities. The Partnership’s securities include Partnership Common Units (“Common OP Units”), Partnership Preferred Units (“Preferred Units”, together with Common OP Units, the “OP Units”), and High Performance Units (see Note 9). Apartment and Investment Management Company (“AIMCO”) is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the “Partnership Agreement”) of the Partnership. The General Partner and Special Limited Partner hold Common OP Units of the Partnership. In addition, AIMCO is the primary holder of outstanding Preferred Units. The Limited Partners of the Partnership are individuals or entities that own OP Units other than AIMCO. After holding the Common OP Units for one year, the Limited Partners have the right to redeem their Common OP Units for cash, subject to the prior right of AIMCO to elect to acquire some or all of the Common OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

      The Partnership, through its operating divisions and subsidiaries, was formed to hold and conduct substantially all of AIMCO’s operations, and manages the daily operations of AIMCO’s business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

      AIMCO is required to contribute to the Partnership all proceeds from offerings of its securities. In addition, substantially all of AIMCO’s assets must be owned through the Partnership; therefore, AIMCO is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, AIMCO receives additional interests in the Partnership with similar terms (i.e., if AIMCO contributes proceeds of a preferred stock offering, AIMCO receives Preferred Units).

      AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in all of AIMCO’s assets in the process of transfer to the Partnership.

      At June 30, 2000 the Partnership had 73,852,887 Common OP Units outstanding and 27,267,667 Preferred Units outstanding.

      As of June 30, 2000, the Company:

•	owned or controlled 135,261 units in 483 apartment properties;

•	held an equity interest in 100,441 units in 614 apartment properties; and

•	managed 108,176 units in 705 apartment properties for third party owners and affiliates.

NOTE 2 — Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the statements and notes thereto included in the AIMCO Properties, L.P. annual report on Form 10-K for the year ended December 31, 1999. Certain 1999 financial statement amounts have been reclassified to conform to the 2000 presentation.

      The accompanying unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries and limited partnerships in which the Partnership has a financial controlling interest. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries’ assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Interests held by limited partners in real estate partnerships controlled by the Company and interests held by the shareholders of Insignia Properties Trust (through February 26, 1999) are reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. With regard to such partnerships, losses in excess of the basis in the minority interests of $15 million for the three months ended and $18 million for the six months ended June 30, 2000, respectively, have been charged to operations. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the Partnership are generally not available to pay creditors of AIMCO or the Partnership.

NOTE 3 — Acquisitions

During the six months ended June 30, 2000 the Company purchased:

•	for $61 million limited partnership interests in 189 partnerships (which own 506 properties) where the Company serves as general partner;

•	one apartment community with details below:

Date Acquired	Location	Number of Units	Purchase Price

January 2000	Falls Church, VA	159	$12 million

NOTE 4 — Interest Income Recognition for Notes Receivable and Investments

      As of June 30, 2000 the Company holds $49 million of par value notes, plus accrued interest, net of intercompany par value notes of $85 million (“general partner par value notes”), for which management believes the collectibility of such amounts is both probable and estimable. Interest income for all general partner par value notes receivable, notes receivable from officers and others as well as money market and interest bearing accounts generally is recognized as it is earned. Interest income from such notes and investments for the three and six months ended June 30, 2000, totaled approximately $8 million and $15 million, respectively.

      As of June 30, 2000, the Company held discounted notes, with a carrying value including accrued interest, of $92 million which were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). The total face value plus accrued interest of these notes was $138 million. In general, interest income from the discounted notes is not recognized as it is accrued under the note instrument because the timing and amounts of cash flows are not probable and estimable. Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and six months ended June 30, 2000, the Company recognized deferred interest income and discounts of approximately $7 million ($0.11 per basic and $0.11 per diluted unit) and $13 million ($0.20 per basic and $0.20 per diluted unit), respectively.

NOTE 5 — Commitments and Contingencies

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

Limited Partnerships

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to potential legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

Pending Investigations of HUD Management Arrangements

      In July 1999, the National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP’s or AIMCO’s knowledge, any owner of HUD property managed by NHP. AIMCO believes that NHP’s operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company’s future results of operations or cash flows.

Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the

Company could potentially be liable for environmental liabilities or costs associated with such properties or properties it acquires or manages in the future.

NOTE 6 — Partners’ Capital

Common OP Units

      Common OP Units are redeemable by Common OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restrictions, on the basis of one Common OP Unit for either one share of AIMCO Class A Common Stock or cash equal to the fair value of a share of AIMCO Class A Common Stock at the time of redemption. AIMCO has the option to deliver shares of AIMCO Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems a Common OP Unit for AIMCO Class A Common Stock, Limited Partners’ capital is reduced and Special Limited Partners’ capital is increased. Common OP Units held by AIMCO are not redeemable.

Tenders

      During the three and six months ending June 30, 2000 the Company completed tender offers for limited partnership interests resulting in the issuance of 1,000 and 8,712 OP Units, respectively.

Preferred Units

      All outstanding classes of Preferred Units are on equal parity with each other and are senior to the Common OP Units. Generally, holders of classes of Preferred Units do not have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

       In January 2000, AIMCO issued 1,200,000 shares of newly created Class M Convertible Cumulative Preferred Stock, par value $.01 per share (“Class M Preferred Stock”), in a direct placement. The proceeds of $30.0 million were contributed by AIMCO to the Partnership in exchange for 1,200,000 Class M Preferred Units and were used to repay certain indebtedness and for working capital. For the period beginning January 13, 2000 through and including January 13, 2003, the holders of the Class M Preferred Stock are entitled to receive, when and as declared by the Board of Directors of AIMCO, annual cash dividends in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class M Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Preferred Stock is convertible. Distributions are made on the Class M Preferred Units at the same time and in the same amount as dividends paid on the Class M Preferred Stock. The Class M Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company are made to any holders of AIMCO Class A Common Stock, the holders of the Class M Preferred Stock and the Class M Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions.

      In addition to the Preferred Units described above, the Partnership has issued Preferred Units to third parties as follows. In the three months and six months ended June 30, 2000, the Company completed tender offers for limited partnership interests resulting in the issuance of 42,591 and 53,843 Class Two Partnership Preferred Units, respectively, and 0 and 205,938 Class Four Partnership Preferred Units, respectively.

      In January 2000, the Company acquired Merrill House, a 159 unit apartment community for approximately $12.2 million, including the issuance of 205,938 Class Four Partnership Preferred Units valued at $5.2 million. During June 2000, 24,235 of the 205,938 Class Four Partnership Preferred Units issued were exchanged for cash and retired pursuant to the provisions of the purchase agreement.

      In June 2000, the Partnership converted 250,000 shares of AIMCO Class J Cumulative Convertible Preferred Stock, with a liquidation value of $25 million, into 625,000 shares of AIMCO Class A Common Stock. In connection with this conversion, 41,991 shares of AIMCO Class A Common Stock, valued at $1.5 million, were exchanged by the Partnership for Common OP Units held by a limited partner.

      As of June 30, 2000, the Partnership had issued and outstanding the following partnership interests:

Units
Class	Outstanding

Partnership Common OP Units	73,852,887

Partnership Preferred Units:

Class B Partnership Preferred Units	750,000

Class C Partnership Preferred Units	2,400,000

Class D Partnership Preferred Units	4,200,000

Class G Partnership Preferred Units	4,050,000

Class H Partnership Preferred Units	2,000,000

Class K Partnership Preferred Units	5,000,000

Class L Partnership Preferred Units	5,000,000

Class M Partnership Preferred Units	1,200,000

Class One Partnership Preferred Units	90,000

Class Two Partnership Preferred Units	64,534

Class Three Partnership Preferred Units	1,682,397

Class Four Partnership Preferred Units	762,065

Class Five Partnership Preferred Units	68,671

Total Partnership Preferred Units	27,267,667

NOTE 7 — Earnings Per Unit

      The following tables illustrate the calculation of basic and diluted earnings per common unit for the three and six months ended June 30, 2000 and 1999 (in thousands, except per unit data):

	Three Months Ended June 30,

	2000	1999

NUMERATOR:

Net income	$13,160	$23,993

Preferred unit distributions	(16,218)	(13,993)

Numerator for basic and diluted earnings per common unit — income (loss) attributable to common unit-holders	$(3,058)	$10,000

DENOMINATOR:

Denominator for basic earnings per common unit - weighted average number of common units outstanding	72,580	67,943

Effect of dilutive securities:

Dilutive potential common units, options and warrants	—	1,229

Denominator for dilutive earnings per common unit	72,580	69,172

Basic earnings (loss) per common unit:

Operations	$(0.04)	$0.15

Gain on disposition of properties	—	—

Total	$(0.04)	$0.15

Diluted earnings (loss) per common unit:

Operations	$(0.04)	$0.14

Gain on disposition of properties	—	—

Total	$(0.04)	$0.14

	Six Months Ended June 30,

	2000	1999

NUMERATOR:

Net income	$41,614	$38,857

Preferred unit dividends	(32,316)	(26,935)

Numerator for basic and diluted earnings per common unit — income attributable to common unit-holders	$9,298	$11,922

DENOMINATOR:

Denominator for basic earnings per common unit - weighted average number of common units outstanding	72,516	66,433

Effect of dilutive securities:

Dilutive potential common units, options and warrants	876	1,228

Denominator for dilutive earnings per common unit	73,392	67,661

Basic earnings per common unit:

Operations	$0.05	$0.18

Gain on disposition of properties	0.08	—

Total	$0.13	$0.18

Diluted earnings per common unit:

Operations	$0.05	$0.18

Gain on disposition of properties	0.08	—

Total	$0.13	$0.18

NOTE 8 — Industry Segments

      The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico, which generate rental and other property-related income through the leasing of apartment units. The Company separately evaluates the performance of each of its apartment communities. However, because the apartment communities have similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

      All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company’s total revenues during the three months and six months ended June 30, 2000 or June 30, 1999.

      Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three months and six months ended June 30, 2000, from these components, and a reconciliation of Free Cash Flow to: Earnings Before Structural Depreciation; Net Income; Funds From Operations; and Adjusted Funds From Operations (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS SEGMENTS
For the Three Months Ended June 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional Average monthly rent greater than $800 per unit (14,477 equivalent units)	$29,130	$2,158	$31,288	19.0%

Average monthly rent $700 to $800 per unit (8,964 equivalent units)	13,852	1,516	15,368	9.3%

Average monthly rent $600 to $700 per unit (27,991 equivalent units)	36,594	3,174	39,768	24.2%

Average monthly rent $500 to $600 per unit (39,004 equivalent units)	37,679	4,903	42,582	25.8%

Average monthly rent less than $500 per unit (21,866 equivalent units)	16,077	1,772	17,849	10.8%

Subtotal conventional real estate contribution to Free Cash Flow	133,332	13,523	146,855	89.1%

Affordable (13,481 equivalent units)	3,966	10,578	14,544	8.8%

College housing (average rent of $660 per month) (2,567 equivalent units)	3,109	150	3,259	2.0%

Other Properties	339	484	823	0.5%

Resident services	981	164	1,145	0.7%

Minority interest	(24,319)	—	(24,319)	(14.7)%

Total real estate contribution to free cash flow	117,408	24,899	142,307	86.4%

Service Businesses

Management contract (property and asset management) Controlled properties	3,207	486	3,693	2.3%

Third party with terms in excess of one year	—	2,340	2,340	1.4%

Third party cancelable in 30 days	—	1,171	1,171	0.7%

Subtotal management contracts contribution to free cash flow	3,207	3,997	7,204	4.4%

Buyers Access	—	(124)	(124)	(0.1)%

Other service businesses	640	490	1,130	0.7%

Total service businesses contribution to free cash flow	3,847	4,363	8,210	5.0%

Interest income

General partner loan interest	5,125	—	5,125	3.1%

Notes receivable from officers	206	—	206	0.1%

Other notes receivable	297	—	297	0.2%

Money market and interest bearing accounts	2,674	—	2,674	1.6%

Subtotal interest income	8,302	—	8,302	5.0%

Accretion of loan discount	7,206	—	7,206	4.4%

Total interest income contribution to free cash flow	15,508	—	15,508	9.4%

Fee Income

Disposition Fees	651	(34)	617	0.4%

Refinancing Fees	(36)	99	63	0.0%

Total fee income contribution to free cash flow	615	65	680	0.4%

General and Administrative Expense	(1,940)	—	(1,940)	(1.2)%

Free Cash Flow (1)	$135,438	$29,327	$164,765	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS (Continued)
For the Three Months Ended June 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$135,438	$29,327	$164,765

Cost of Senior Capital

Interest Expense:

Secured debt

Long-term, fixed rate	(46,160)	(8,863)	(55,023)

Long-term, variable rate	(285)	(314)	(599)

Short-term	(10,633)	(312)	(10,945)

Lines of credit and other unsecured debt	(7,334)	(585)	(7,919)

Interest expense on convertible debt	(2,430)	—	(2,430)

Interest capitalized	2,445	—	2,445

Total interest expense before minority interest	(64,397)	(10,074)	(74,471)

Minority interest share of interest expense	10,131	—	10,131

Total interest expense after minority interest	(54,266)	(10,074)	(64,340)

Dividends on preferred securities	(16,896)	—	(16,896)

Contribution before non-cash charges and ownership adjustments	64,276	19,253	83,529

Non-structural depreciation, net of capital replacements	(3,913)	(312)	(4,225)

Amortization of intangible assets	(1,493)	(511)	(2,004)

Gain (loss) on sales of real estate, net of minority interest	(1,800)	—	(1,800)

Deferred tax provision	—	(2,108)	(2,108)

Earnings Before Structural Depreciation (EBSD) (1)	57,070	16,322	73,392

Structural depreciation, net of minority interest in other entities	(63,269)	(13,181)	(76,450)

Net income (loss)	(6,199)	3,141	(3,058)

Gain (loss) on sales of real estate, net of minority interest	1,800	—	1,800

Non-structural depreciation, net of minority interest in other entities	11,461	2,420	13,881

Amortization of intangible assets	1,493	511	2,004

Deferred tax provision	—	2,108	2,108

Structural depreciation, net of minority interest in other entities	63,269	13,181	76,450

Funds From Operations (FFO) (1)	71,824	21,361	93,185

Capital replacement reserve	(7,548)	(2,110)	(9,658)

Adjusted Funds From Operations (AFFO) (1)	$64,276	$19,251	$83,527

			Earnings (loss)
			Per
			Common
	Earnings (loss)	Common Units	Unit

EBSD

Basic	$73,392	72,580

Diluted	$85,510	89,425

Net Income (Loss)

Basic	($3,058)	72,580	$(0.04)

Diluted	($3,058)	72,580	$(0.04)

FFO

Basic	$93,185	72,580

Diluted	$105,303	89,425

AFFO

Basic	$83,527	72,580

Diluted	$95,645	89,425

AIMCO PROPERTIES, L.P.

FREE CASH FLOW FROM BUSINESS SEGMENTS
For the Six Months Ended June 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional Average monthly rent greater than $800 per unit (14,357 equivalent units)	$55,538	$6,018	$61,556	19.3%

Average monthly rent $700 to $800 per unit (9,112 equivalent units)	24,517	4,221	28,738	9.0%

Average monthly rent $600 to $700 per unit (28,149 equivalent units)	64,622	8,199	72,821	22.9%

Average monthly rent $500 to $600 per unit (39,920 equivalent units)	73,209	9,885	83,094	26.1%

Average monthly rent less than $500 per unit (22,449 equivalent units)	30,819	3,771	34,590	10.9%

Subtotal conventional real estate contribution to Free Cash Flow	248,705	32,094	280,799	88.2%

Affordable (13,266 equivalent units)	7,041	19,027	26,068	8.2%

College housing (average rent of $662 per month) (2,796 equivalent units)	6,549	490	7,039	2.2%

Other Properties	789	1,149	1,938	0.6%

Resident services	2,388	323	2,711	0.9%

Minority interest	(43,015)	—	(43,015)	(13.5)%

Total real estate contribution to free cash flow	222,457	53,083	275,540	86.6%

Service Businesses

Management contract (property and asset management) Controlled properties	6,623	2,349	8,972	2.8%

Third party with terms in excess of one year	—	4,525	4,525	1.4%

Third party cancelable in 30 days	—	1,428	1,428	0.5%

Subtotal management contracts contribution to free cash flow	6,623	8,302	14,925	4.7%

Buyers Access	—	348	348	0.1%

Other service businesses	1,172	1,160	2,332	0.7%

Total service businesses contribution to free cash flow	7,795	9,810	17,605	5.5%

Interest income

General partner loan interest	8,940	—	8,940	2.8%

Notes receivable from officers	375	—	375	0.1%

Other notes receivable	593	—	593	0.2%

Money market and interest bearing accounts	5,206	—	5,206	1.6%

Subtotal interest income	15,114	—	15,114	4.7%

Accretion of loan discount	13,397	—	13,397	4.2%

Total interest income contribution to free cash flow	28,511	—	28,511	8.9%

Fee Income

Disposition Fees	1,567	(34)	1,533	0.5%

Refinancing Fees	167	99	266	0.1%

Total fee income contribution to free cash flow	1,734	65	1,799	0.6%

General and Administrative Expense	(5,151)	—	(5,151)	(1.6)%

Free Cash Flow (1)	$255,346	$62,958	$318,304	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS (Continued)
For the Six Months Ended June 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$255,346	$62,958	$318,304

Cost of Senior Capital

Interest Expense:

Secured debt Long-term, fixed rate	(87,128)	(18,808)	(105,936)

Long-term, variable rate	(461)	(745)	(1,206)

Short-term	(21,483)	(1,123)	(22,206)

Lines of credit and other unsecured debt	(13,112)	(833)	(13,945)

Interest expense on convertible debt	(4,859)	—	(4,859)

Interest capitalized	4,439	1,165	5,604

Total interest expense before minority interest	(122,604)	(20,344)	(142,948)

Minority interest share of interest expense	18,071	—	18,071

Total interest expense after minority interest	(104,533)	(20,344)	(124,877)

Dividends on preferred securities	(33,672)	—	(33,672)

Contribution before non-cash charges and ownership adjustments	117,141	42,614	159,755

Non-structural depreciation, net of capital replacements	(4,764)	(1,262)	(6,026)

Amortization of intangible assets	(3,068)	(1,019)	(4,087)

Gain (loss) on sales of real estate, net of minority interest	3,305	—	3,305

Deferred tax provision	—	(2,960)	(2,960)

Earnings Before Structural Depreciation (EBSD) (1)	112,614	37,373	149,987

Structural depreciation, net of minority interest in other entities	(111,674)	(29,015)	(140,689)

Net income (1)	940	8,358	9,298

Gain (loss) on sales of real estate, net of minority interest	(3,305)	—	(3,305)

Non-structural depreciation, net of minority interest in other entities	20,033	5,548	25,581

Amortization of intangible assets	3,068	1,019	4,087

Deferred tax provision	—	2,960	2,960

Structural depreciation, net of minority interest in other entities	111,674	29,015	140,689

Funds From Operations (FFO) (1)	132,410	46,900	179,310

Capital replacement reserve	(15,269)	(4,288)	(19,557)

Adjusted Funds From Operations (AFFO) (1)	$117,141	$42,612	$159,753

			Earnings
			Per
			Common
	Earnings	Common Units	Unit

EBSD

Basic	$149,987	72,516

Diluted	$174,102	88,287

Net Income
Basic	$9,298	72,516	$0.13

Diluted	$9,298	73,392	$0.13

FFO

Basic	$179,310	72,516

Diluted	$203,425	88,287

AFFO

Basic	$159,753	72,516

Diluted	$183,868	88,287

(1)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for, amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to $300 per apartment unit.

NOTE 9 — High Performance Units

      In January 1998, the Partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the “High Performance Units”) to a joint venture comprised of twelve members of AIMCO’s senior management and to three of its independent directors for a total of $2.1 million in cash. The High Performance Units have nominal value unless the Company’s total return (as defined below) over the three-year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15%. At the conclusion of the three year period, if the Company’s total return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company’s cumulative total return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the “Excess Return”), multiplied by (b) the weighted average market value of the Company’s outstanding Class A Common Stock and Common OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three-year measurement period will be shortened in the event of a change of control of the Company. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required total return over the three-year term, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of June 30, 2000. The Company includes any dilutive effect of the High Performance Units in its earnings.

      The Morgan Stanley Dean Witter REIT Index is being used as the peer group index for purposes of the High Performance Units. The Morgan Stanley Dean Witter REIT Index is a capitalization-weighted index (with dividends reinvested) of the most actively traded real estate investment trusts. The Morgan Stanley Dean Witter REIT Index is comprised of over 100 real estate investment trusts selected by Morgan Stanley Dean Witter & Co. The Board of Directors of the Company has selected this index because it believes that it is the real estate investment trust index most widely reported and accepted among institutional investors.

      “Total return” means, for any security and for any period, the cumulative total return for such security over such period, as measured by (i) the sum of (a) the cumulative amount of dividends paid in respect of such security for such period (assuming that all cash dividends are reinvested in such security as of the payment date for such dividend based on the security price on the dividend payment date), and (b) an amount equal to (x) the security price at the end of such period, minus (y) the security price at the beginning of such period, divided by (ii) the security price at the beginning of the measurement period; provided, however, that if the foregoing calculation results in a negative number, the total return shall be equal to zero. For purposes of calculating the total return of the AIMCO Class A Common Stock, the security price at the end of the period will be based on an average of the volume-weighted average daily trading price of the AIMCO Class A Common Stock for the 20 trading days immediately preceding the end of the period.

      The High Performance Units are not convertible into AIMCO Class A Common Stock. However, in the event of a change of control of the Company, holders of High Performance Units will have redemption rights similar to those of holders of Common OP Units. Upon the occurrence of a change of control, any holder of High Performance Units may, subject to certain restrictions, require the AIMCO operating partnership to redeem all or a portion of the High Performance Units held by such party in exchange for a cash payment per unit equal to the liquidation value of a unit at the time of redemption. However, in the event that any High Performance Units are tendered for redemption, the Partnership’s obligation to pay the redemption price is subject to the prior right of the Company to acquire such High Performance Units in exchange for an equal number of shares of AIMCO Class A Common Stock with a market value equivalent to the liquidation value of the units.

      If AIMCO’s total return over the measurement period exceeds 115% of the total return of the Morgan Stanley Dean Witter REIT Index and exceeds the minimum return (30% over three years), then the holders of High Performance Units could be entitled to a significant percentage of future distributions made by the Partnership. This could have a dilutive effect on future earnings per unit, and on the equity ownership of the partners in the Partnership after the three-year measurement period.

      The following table illustrates the value of the 15,000 High Performance Units at the end of the three-year measurement period, assuming a range of different prices for the AIMCO Class A Common Stock at the end of the measurement period. For the period from January 1, 1998 to June 30, 2000, the cumulative total return of the Morgan Stanley Dean Witter REIT Index was (10.13%) and the cumulative total return of the AIMCO Class A Common Stock was 39.2%. As a result, for purposes of the illustration, we have assumed that the cumulative total return of the AIMCO Class A Common Stock will exceed 115% of the cumulative total return of the peer group index. This implies that the High Performance Units will only have value if the cumulative total return on the AIMCO Class A Common Stock from January 1, 1998 to January 1, 2001 exceeds 30%. We have also assumed, for purposes of the illustration, that the weighted average market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) during the measurement period is $2,440,408,891, which was the amount as of June 30, 2000.

      Please note that the table below is for illustrative purposes only and there can be no assurance that actual outcomes will be within the ranges used. Some of the factors that could affect the results set forth in the table are the total return of the AIMCO Class A Common Stock relative to the total return of the Morgan Stanley Dean Witter REIT Index, and the market value of the average outstanding equity of the Company during the measurement period. These factors may be affected by general economic conditions, local real estate conditions and the dividend policy of the Company.

						Value of
				Average	Excess	High
				Market	Shareholder	Performance
Stock	AIMCO	Minimum	Excess	Capitalization	Value Added	Units
Price	Total	Return	Return	(thousands)	(thousands)	(thousands)
(12/31/00)	Return	(1)	(2)	(3)	(4)	(5)

$39.00	28.93%	30.00%	0.00%	$2,440,409	$—	$6

39.51	30.58%	30.00%	0.58%	2,440,409	14,154	2,123

40.00	32.17%	30.00%	2.17%	2,440,409	52,957	7,944

41.00	35.41%	30.00%	5.41%	2,440,409	132,026	19,804

42.00	38.65%	30.00%	8.65%	2,440,409	211,095	31,664

43.00	41.89%	30.00%	11.89%	2,440,409	290,165	43,525

44.00	45.13%	30.00%	15.13%	2,440,409	369,234	55,385

45.00	48.37%	30.00%	18.37%	2,440,409	448,303	67,245

46.00	51.60%	30.00%	21.60%	2,440,409	527,128	79,069

47.00	54.84%	30.00%	24.84%	2,440,409	606,198	90,930

48.00	58.07%	30.00%	28.07%	2,440,409	685,023	102,753

49.00	61.31%	30.00%	31.31%	2,440,409	764,092	114,614

50.00	64.54%	30.00%	34.54%	2,440,409	842,917	126,438

[Additional columns below]

[Continued from above table, first column(s) repeated]

		OP Unit	Cash Proceeds
		Dilution as	To Company
	OP Unit	a % of Total	From Initial
Stock	Dilution	Diluted Shares	Investment
Price	(thousands)	Outstanding	(thousands)
(12/31/00)	(6)	(7)	(8)

$39.00	—	0.00%	$2,064

39.51	54	0.06%	2,064

40.00	199	0.22%	2,064

41.00	483	0.54%	2,064

42.00	754	0.84%	2,064

43.00	1,012	1.13%	2,064

44.00	1,259	1.41%	2,064

45.00	1,494	1.67%	2,064

46.00	1,719	1.92%	2,064

47.00	1,935	2.16%	2,064

48.00	2,141	2.39%	2,064

49.00	2,339	2.62%	2,064

50.00	2,529	2.83%	2,064

(1)	Assumes that the AIMCO total return will exceed that of the peer group by at least 15%.

(2)	“Excess Return” is the amount, if any, by which the total return of the AIMCO Class A Common Stock over the measurement period exceeds the minimum return.

(3)	Assumes the market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units)

at June 30, 2000 throughout the measurement period. (4) “Excess Shareholder Value Added” is calculated by multiplying the Excess Return by the average market capitalization.

(5)	The “Value of High Performance Units” is calculated by multiplying the Excess Shareholder Value Added by 15%. If “Excess Shareholder Return” is $0, the “Value of High Performance Units” is calculated by multiplying the stock price by 150 OP Units. The initial investment of $2,070,000 will continue to be treated as contributed equity on the balance sheet of the Partnership.

(6)	The “OP Unit Dilution” is calculated by dividing the Value of High Performance Units by the stock price at the end of the period.

(7)	“OP Unit Dilution as a % of Total Diluted Shares Outstanding” is calculated by dividing the OP Unit Dilution by the total weighted-average diluted units outstanding as of June 30, 2000.

(8)	If “Excess Shareholder Value Added” is $0, the “Cash Proceeds to Company from Initial Investment” is calculated by subtracting the “Value of High Performance Units” from $2,070,000, which is the purchase price of 15,000 High Performance Units.

The following table summarizes the status of the High Performance Units as of December 31, 1999 and June 30, 2000:

						Excess
		Morgan Stanley			Average	Shareholder
	AIMCO Total	Dean Witter	Minimum	Excess	Market	Value
As of	Return	REIT Index	Return	Return	Capitalization	Added(1)

December 31, 1999	22.71%	(20.69)%	19.11%	3.60%	$2,327,728,992	$83,798,244

June 30, 2000	39.20%	(10.13)%	24.44%	14.76%	2,440,408,891	360,204,352

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Value of High
	Performance	OP Unit
As of	Units (2)	Dilution

December 31, 1999	$12,569,737	340,096	(3)

June 30, 2000	54,030,653	1,268,623	(4)

(1)	Excess Return multiplied by average market capitalization

(2)	Excess Shareholder Value Added multiplied by 15%

(3)	OP Unit calculation based on trailing 20-day average stock price of $36.96

(4)	OP Unit calculation based on trailing 20-day average stock price of $42.59

NOTE 10 — Portfolios Held for Sale

      The Company is currently marketing for sale certain real estate properties as part of its policy of selling the lowest ranking properties (as determined by management from time to time) in the Company’s portfolio. Approximately 10,284 units with an approximate carrying value of $143.4 million are included with real estate in the consolidated financial statements and approximately 20,192 units with an approximate carrying value of $101 million are included with investments in unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any material losses with respect to the sales of the properties.

NOTE 11 — Pending Acquisition

      On June 28, 2000 the Company announced that it had entered into a definitive agreement pursuant to which the Company will acquire the stock and other interests held by the principals, officers and directors of Oxford Realty Financial Group (“ORFG”) in entities, including ORFG, which own interests in and control the Oxford properties, for a purchase price of $301 million. The Oxford properties are 166 apartment communities including 36,662 units, located in 18 states. The Company currently manages the Oxford properties pursuant to long-term contracts. In addition to the interests in the Oxford properties, the Company is acquiring the entity which owns the managing general partner position in Oxford Tax-Exempt Fund II, L.P. (“OTEF’”). OTEF holds tax-exempt bonds primarily secured by mortgages on certain of the Oxford properties. The Company has also agreed to purchase approximately 700,000 OTEF securities that represent approximately a 9% limited partnership interest.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      As of June 30, 2000, the Company owned or managed 343,878 apartment units, comprised of 135,261 units in 483 apartment communities owned or controlled by the Company (the “Owned Properties”), 100,441 units in 614 apartment communities in which the Company has an equity interest (the “Equity Properties”) and 108,176 units in 705 apartment communities which the Company manages for third parties and affiliates (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 48 states, the District of Columbia and Puerto Rico.

      In the three months ended June 20, 2000, the Company completed $207 million in acquisitions, dispositions, and mortgage-financing transactions. The Company purchased $43 million of limited partnership interests, and sold six apartment communities and six commercial properties for a total sales price of $75 million. The Company’s share of the sales price was $19 million and gain was $0.2 million. Second quarter refinancing activity included the closing of $89 million of new mortgages and loan assumptions at a weighted average interest rate of 7.67%. As previously announced, the Company also entered into definitive agreements to acquire certain stock and interests in entities that own and control the Oxford portfolio of properties.

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions: the general level of interest rates; the terms of governmental regulations that affect the Company and interpretations of those regulations; the competitive environment in which the Company operates; financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distributions levels and diversity of stock ownership. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999

Net Income

      The Company recognized net income of $13.2 million for the three months ended June 30, 2000, compared with $24 million for the three months ended June 30, 1999. The decrease in net income of $10.8 million, or (45%), primarily was the result of $15 million charged to operations for partnership losses in excess of the basis in minority interests.

Consolidated Rental Property Operations

      Rental and other property revenues from the consolidated Owned Properties totaled $258.1 million for the three months ended June 30, 2000, compared with $116.2 million for the three months ended June 30, 1999, an increase of $141.9 million, or 122.1%. The increase in rental and other property revenues reflects an increase in “same store”

sales revenue of 5.1%; the purchase of 28 properties during 1999 and one property in 2000; the acquisition of controlling interests in partnerships owning 227 properties; and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 25 properties.

      Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $104.7 million for the three months ended June 30, 2000, compared with $45.1 million for the three months ended June 30, 1999, an increase of $59.6 million or 132.2%. The increase in property operating expenses primarily was due to an increase in “same store” expenses of 3.7%; the purchase of 28 properties in 1999 and 1 property in 2000; the acquisition of controlling interests in partnerships owning 227 properties; and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 25 properties.

Service Company Business

      The Company’s share of income from the service company business remained relatively unchanged with $4.5 million for the three months ended June 30, 2000, compared with $4.6 million for the three months ended June 30, 1999. Expenses of the service company business increased $5.5 million for the three months ended June 30, 2000 compared with the three months ended June 30, 1999 primarily due to the investment in several technology initiatives and product enhancements.

General and Administrative Expenses

      General and administrative expenses decreased from $2.3 million for the three months ended June 30, 1999 to $1.9 million for the three months ended June 30, 2000, a 17.4% decrease. The decrease primarily is due to the classification of certain general and administrative costs with management and other expenses of the service company business.

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $64.4 million for the three months ended June 30, 2000, compared with $29.7 million for the three months ended June 30, 1999, an increase of $34.7 million, or 116.8%. The increase primarily was due to the Company acquiring controlling interests in partnerships owning 227 properties and the subsequent consolidation of these properties. The Company had also drawn $293.5 million on its credit facility with Bank of America as of June 30, 2000 compared with $0 at June 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.06% and 0% at June 30, 2000 and 1999, respectively.

Interest Income

      Interest income totaled $15.5 million for the three months ended June 30, 2000, compared with $11.0 million for the three months ended June 30, 1999. The increase of $4.5 million primarily is due to the recognition of interest accretion on discounted acquisition notes.

Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999

Net Income

      The Company recognized net income of $41.6 million for the six months ended June 30, 2000, compared with $38.9 million for the six months ended June 30, 1999. The increase in net income of $2.8 million, or 7.0%, primarily was the result of an increase in net “same store” property results; the acquisition of 28 properties during 1999 and one property during 2000; the completion of the merger of Insignia Properties Trust into AIMCO; the purchase of $271 million in limited partnership interests from unaffiliated third parties in 1999; and an increase in interest income on notes receivable from unconsolidated real estate partnerships in 2000. The effect of the above on net income was partially offset by $18 million charged to operations for partnership losses or distributions in excess of the basis in minority interests and the sale of eight properties during 1999 and twenty-five properties in 2000. These factors are discussed in more detail in the following paragraphs.

Consolidated Rental Property Operations

      Rental and other property revenues from the consolidated Owned Properties totaled $482.4 million for the six months ended June 30, 2000, compared with $226.8 million for the six months ended June 30, 1999, an increase of $255.6 million, or 112.7%. The increase in rental and other property revenues primarily was due to an increase in “same store” sales revenue of 4.2%; the purchase of 28 properties in 1999 and one property in 2000; the acquisition of controlling interests in partnerships owning 227 properties; and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 25 properties.

      Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $195.4 million for the six months ended June 30, 2000, compared with $87.5 million for the six months ended June 30, 1999, an increase of $107.9 million or 123.3%. The increase in property operating expenses primarily was due to an increase in “same store” expenses of 1.9%; the purchase of 28 properties in 1999 and one property in 2000; the acquisition of controlling interests in partnerships owning 227 properties; and the subsequent consolidation of the purchased and newly controlled entities; partly offset by the sale of 25 properties.

Service Company Business

      The Company’s share of income from the service company business was $9.5 million for the six months ended June 30, 2000, compared with $3 million for the six months ended June 30, 1999. The increase in service company business income of $6.5 million, or 216.7%, primarily was due to a reduction in the allocation of management contract expense between the consolidated service company business and the unconsolidated subsidiaries. The allocation of such expense will remain constant on a year to year comparison, and the core business operations remained unchanged between the periods. Expenses increased due to the investment in several technology initiatives and product enhancements.

General and Administrative Expenses

      General and administrative expenses increased by 1 million, or 23.8%, with $4.2 million for the six months ended June 30, 1999 and $5.2 million for the six months ended June 30, 2000.

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $122.6 million for the six months ended June 30, 2000, compared with $60.1 million for the six months ended June 30, 1999, an increase of $62.5 million, or 103%. The increase primarily was due to the Company acquiring controlling interests in partnerships owning 227 properties and the subsequent consolidation of these properties. The Company had also drawn $293.5 million on its credit facility with Bank of America as of June 30, 2000 compared with $0 at June 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.06% and 0% at June 30, 2000 and 1999, respectively.

Interest Income

      Interest income totaled $28.5 million for the six months ended June 30, 2000, compared with $21.4 million for the six months ended June 30, 1999. The increase of $7.1 million or 33% primarily is due to the recognition of interest accretion on discounted acquisition notes.

Funds From Operations

      For the three months and six months ended June 30, 2000 and 1999, the Company’s Funds From Operations (“FFO”) on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net Income	$13,160	$23,993	$41,614	$38,857

Gain on disposition of properties	(226)	—	(5,331)	(15)

Real estate depreciation, net of minority interest	76,756	26,713	133,725	51,808

Real estate depreciation related to unconsolidated entities	15,601	23,641	34,563	44,756

Amortization of intangibles	1,679	2,309	3,439	4,911

Amortization of recoverable amount of management contracts	325	10,399	648	20,796

Deferred tax (benefit) provision	2,109	(659)	2,961	1,797

Preferred Unit distributions	(6,530)	(8,322)	(13,052)	(19,527)

TOPR’s interest expense	2,429	—	4,858	—

Funds From Operations (FFO)	$105,303	$78,074	$203,425	$143,373

Weighted average number of units, and common unit equivalents outstanding:

Common OP units and common OP unit equivalents	83,106	71,909	81,948	66,392

Preferred units convertible into common OP units	6,319	5,621	6,339	6,964

	89,425	77,530	88,287	73,356

FFO increased to $105 million and $203 million for the three and six months ended June 30, 2000, respectively, compared with $78 million and $143 million, respectively, for the same periods in 1999 primarily due to: increases in “same store” property operations; the acquisition and subsequent consolidation of newly controlled entities and controlling interests in partnerships owning 227 properties; and the purchase of 28 properties in 1999 and 1 property in 2000; partly offset by the sale of 25 properties.

Same Store Property Operating Results

      The Company defines “same store” properties as apartment communities owned in the comparable periods of 2000 and 1999. The following table summarizes the unaudited consolidated rental property operations on a “same store” basis (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Properties	552	552	552	552

Units	151,398	151,398	151,398	151,398

Average Physical Occupancy	94.8%	94.7%	94.7%	94.3%

Average Rent Collected/Unit/Month	$642	$612	$637	$606

Revenues	$207,257	$197,255	$408,883	$392,340

Expenses	78,216	75,421	153,548	150,745

Net Operating Income	$129,041	$121,834	$255,335	$241,595

Liquidity and Capital Resources

      For the six months ended June 30, 2000 and 1999, net cash flows were as follows (dollars in thousands):

	2000	1999

Cash flow provided by operating activities	$150,911	$104,850

Cash flow used in investing activities	(197,352)	(4,513)

Cash flow provided by (used in) financing activities	35,546	(101,511)

      During the six months ended June 30, 2000, the Company closed $207.7 million of long-term fixed-rate, fully amortizing notes payable with a weighted average interest rate of 8.02%. Each of the notes is individually secured by one of nineteen properties with no cross-collateralization. The Company used the net proceeds totaling $204.9 million after transaction costs to repay existing debt and for working capital. During the six months ended June 30, 2000, the Company also assumed a $7 million long-term fixed rate, fully amortizing note payable with an interest rate of 8.37% in connection with the acquisition of one property. The note is secured by the acquired property.

      In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A. BankBoston, N.A. and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. On April 14, 2000, the credit facility was expanded by $5 million to $350 million. The obligations under the credit facility are secured by certain non-real estate assets of the Company. Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility has a two-year term, subject to two one-year extensions. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at June 30, 2000 was 9.06%. The amount available under credit facilities at June 30, 2000 and 1999 was $56.5 million and $145 million, respectively.

      The Company expects to meets its short-term liquidity requirements including property acquisitions, tender offers and refinancing of short-term debt with long-term, fixed rate, fully amortizing debt, secured or unsecured short-term debt, the issuance of debt or equity securities in public offerings or private placements, and cash generated from operations.

      On June 28, 2000, the Company announced that it had entered into a definitive agreement pursuant to which the Company will acquire the stock and other interests held by the principals, officers and directors of Oxford Realty Financial Group (“ORFG”) in entities, including ORFG, which own interest in and control the Oxford properties, for a purchase price of $301 million. The Oxford properties are 166 apartment communities including 36,662 units, located in 18 states. The Company has agreed to pay $241 million in cash and $60 million in AIMCO Common OP Units and/or Class A Common Stock. The Company expects to borrow the cash portion of the purchase price from Bank of America, N.A. and Lehman Brothers pursuant to a term loan that the Company intends to repay from presently scheduled property refinancings, expected property sales, and internal cash flow. The term loan requires amortization of $15 million per quarter for the first year increasing to $30 million per quarter thereafter and matures on July 31, 2002. The term loan will bear interest at LIBOR plus 4% for the first twelve months and increases by 0.5% each six months thereafter. The term loan is expected to be secured by certain Oxford assets to be acquired.

      At June 30, 2000, the Company had $90.7 million in cash and cash equivalents. In addition, the Company had $108.3 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company’s principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, and distributions paid to unitholders. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

      From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the six months ended June 30, 2000, the Company made separate offers to the limited partners of 189 partnerships to acquire their limited partnership interests and purchased approximately $61 million (including transaction costs) of limited partnership interests.

Return on Assets and Return on Partners’ Capital

The Company’s Return On Assets and Return On Partners’ Capital for the six months ended June 30, 2000 and 1999 are as follows:

	Based on AFFO		Based on FFO

	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Return on Assets (a)	10.2%	9.7%	10.8%	10.3%

Return on Partners’ Capital
Basic (b)	14.7%	12.3%	16.0%	14.4%

Diluted (c)	14.3%	11.2%	15.3%	12.9%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements of $73,018 for the six months ended June 30, 2000, less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements, divided by (ii) Average Assets plus accumulated Capital Replacements.

(b)	The Company defines Return on Partners’ Capital-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Partners’ Capital. Average Partners’ Capital is computed by averaging the sum of Partners’ Capital, as defined below, at the beginning and the end of the period. Partners’ Capital is total partners’ capital, plus accumulated depreciation, less accumulated Capital Replacements of $73,018 for the six months ended June 30, 2000, less Preferred Units. The

Company defines Return on Partners’ Capital-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements, divided by (ii) Average Partners’ Capital plus accumulated Capital Replacements.

(c)	The Company defines Return on Partners’ Capital-Diluted (AFFO) and Return on Partners’ Capital-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

The increase in Return On Assets (AFFO) and (FFO) from the 1999 period to the 2000 period is the result of higher returns on acquired properties, as well as on the additional properties consolidated in the fourth quarter of 1999 and the first half of 2000.

The increase in Return On Partners’ Capital-Basic (AFFO) and (FFO) and Return On Partners’ Capital —Diluted (AFFO) and (FFO) from the 1999 period to the 2000 period primarily is due to increased Return on Assets.

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

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to potential legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

Contingencies

Pending Investigations of HUD Management Arrangements

      In July 1999, the National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP’s or AIMCO’s knowledge, any owner of HUD property managed by NHP. AIMCO believes that NHP’s operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company’s future results of operations or cash flows.

Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the

Company could potentially be liable for environmental liabilities or costs associated with such properties or properties it acquires or manages in the future.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company’s primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long term debt financings.

      The Company had $444.9 million of variable rate debt outstanding at June 30, 2000, which represents 13.3% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $4.4 million on an annual basis.

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of June 30, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Changes in Securities and Use of Proceeds

      In the three months ended June 30, 2000, the Partnership completed tender offers for limited partnership interests resulting in the issuance of 42,591 Class Two Partnership Preferred Units.

      In January 2000, the Company acquired Merrill House, a 159 unit apartment community for approximately $12.2 million, including the issuance of 206,000 Class Four Partnership Preferred Units valued at $5.2 million. During June 2000, 24,235 of the 206,000 Class Four Partnership Preferred Units issued were exchanged for cash and retired pursuant to the provisions of the purchase agreement.

      During the three months ended June 30, 2000, the Partnership completed tender offers for limited partnership interests resulting in the issuance of 1,000 Common OP Units.

      All of the foregoing issuances were made in private placement transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None

ITEM 5. Other Information

      On June 5, 2000 AIMCO announced the election of James N. Bailey to the AIMCO Board of Directors. Mr. Bailey is co-founder of Cambridge Associates, LLC. He received his BA degree magna cum laude from Harvard University in 1969, after which he enrolled in the first class of Harvard Business and Harvard Law Schools’ joint program. There in 1973 he received his MBA and JD degrees from Harvard Business School and Harvard Law School, respectively. Upon graduation, Mr. Bailey, along with co-founder Hunter Lewis formed Cambridge Associates to provide investment and financial planning to nonprofit, endowed institutions. Harvard became Cambridge Associates’ first client in July of 1973 when Harvard’s new Treasurer, George Putnam, Jr. hired Cambridge to conduct a comprehensive study of endowment practices that led to the creation of the Harvard Management Company, Inc. Cambridge Associates has developed into a premier investment consulting firm for nonprofit institutions and wealthy family groups.

      Mr. Bailey is also co-founder, Treasurer and Director of The Plymouth Rock Company, Direct Response Corporation, and Homeowner’s Direct Corporation, all U.S. personal lines insurance companies. In addition, he serves as a Trustee and member of the Investment Committee of the New England Aquarium. He has also been a member of a number of Harvard University alumni affairs committees, including the Overseers Nominating Committee and The Harvard Endowment Committee. He is also a member of the Massachusetts Bar and the American Bar Associations.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits. The following exhibits are filed with this report (1):

EXHIBIT NO.		DESCRIPTION

2.1	-	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers

10.1	-	Thirteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000

27.1	-	Financial Data Schedule

99.1	-	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

      (b) Reports on Form 8-K for the quarter ended June 30, 2000:

During the quarter for which this report is filed, AIMCO Properties, L.P. filed its Current Report on Form 8-K, dated June 28, 2000, relating to the acquisition by AIMCO Properties, L.P. and Apartment Investment and Management Company of interests in 166 apartment communities from affiliates of Oxford Realty Financial Group.

AIMCO PROPERTIES, L.P.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMCO Properties, L.P. By: AIMCO-GP, Inc. its General Partner

By: /s/ PAUL J. McAULIFFE Paul J. McAuliffe Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)

By: /s/ THOMAS C. NOVOSEL Thomas C. Novosel Senior Vice President, Chief Accounting Officer

Date: August 14, 2000

EXHIBIT INDEX (1)

EXHIBIT NO.		DESCRIPTION

2.1	-	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers

10.1	-	Thirteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000

27.1	-	Financial Data Schedule

99.1	-	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.