Form 10-Q
period 2000-09-30
AIMCO PROPERTIES LP
filed 2000-11-14
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      The number of Partnership Common Units outstanding as of October 31, 2000: 78,891,127

AIMCO PROPERTIES, L.P.

FORM 10-Q

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Real Estate, net of accumulated depreciation of $649,805 and $415,992	$5,471,869	$4,096,705

Investments in unconsolidated real estate partnerships	798,502	890,318

Investments in unconsolidated subsidiaries	91,358	44,921

Notes receivable from unconsolidated real estate partnerships	145,587	142,828

Notes receivable from and advances to unconsolidated subsidiaries	213,991	88,754

Cash and cash equivalents	106,544	101,604

Restricted cash	113,545	84,595

Other assets	214,688	234,526

Total assets	$7,156,084	$5,684,251

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Secured notes payable	$2,836,097	$1,954,259

Secured tax-exempt bond financing	583,106	420,830

Unsecured short-term financing	406,000	209,200

Total indebtedness	3,825,203	2,584,289

Accounts payable, accrued and other liabilities	242,957	271,298

Resident security deposits and deferred rental income	32,899	22,793

Total liabilities	4,101,059	2,878,380

Commitments and contingencies	—	—

Mandatory redeemable convertible preferred securities	35,330	149,500

Minority interest in other entities	194,955	169,482

Partners’ capital:

Preferred Units	934,474	707,745

General Partner and Special Limited Partner	1,560,826	1,545,715

Limited Partners	350,429	256,429

Less: Investment in AIMCO Preferred Stock	—	(23,000)

Investment in AIMCO Common Stock	(20,989)	—

Total partners’ capital	2,824,740	2,486,889

Total liabilities and partners’ capital	$7,156,084	$5,684,251

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$271,079	$120,398	$753,463	$347,187

Property operating expense	(107,031)	(48,049)	(302,435)	(135,580)

Owned property management expense	(3,473)	(282)	(9,713)	(367)

Depreciation	(76,548)	(28,139)	(223,128)	(82,582)

Income from property operations	84,027	43,928	218,187	128,658

SERVICE COMPANY BUSINESS:

Management fees and other income	14,430	9,310	36,865	23,567

Management and other expenses	(10,697)	(14,595)	(23,603)	(25,883)

Income (loss) from service company business	3,733	(5,285)	13,262	(2,316)

General and administrative expenses	(4,459)	(2,963)	(9,609)	(7,210)

Interest expense	(67,855)	(31,322)	(190,459)	(91,416)

Interest income	18,841	17,636	47,352	37,832

Equity in earnings (losses) of unconsolidated real estate partnerships	(8,375)	1,606	(4,489)	7,264

Equity in earnings (losses) of unconsolidated subsidiaries	(1,934)	(2,086)	2,538	(5,808)

Loss from IPLP exchange and assumption	—	—	—	(684)

Minority interest in other entities	2,475	2	(10,977)	(2,078)

Amortization of intangibles	(1,898)	(1,942)	(4,968)	(5,826)

Income from operations	24,555	19,574	60,837	58,416

Net gain on disposition of properties	8,902	315	14,234	330

Net income	33,457	19,889	75,071	58,746

Net income attributable to preferred unitholders	17,381	14,636	49,698	41,571

Net income attributable to common unitholders	$16,076	$5,253	$25,373	$17,175

Basic earnings per common unit	$0.21	$0.08	$0.35	$0.25

Diluted earnings per common unit	$0.20	$0.07	$0.34	$0.25

Dividends declared per common unit	$0.700	$0.625	$2.100	$1.875

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$75,071	$58,746

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of intangibles	234,238	100,570

Gain on disposition of properties	(14,234)	(330)

Minority interest	10,977	2,078

Equity in (earnings) losses of unconsolidated real estate partnerships	4,489	(7,264)

Equity in earnings of unconsolidated subsidiaries	(2,538)	(2,247)

Loss from IPLP exchange and assumption	—	684

Changes in operating assets and operating liabilities	(26,818)	11,615

Total adjustments	206,114	105,106

Net cash provided by operating activities	281,185	163,852

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of and additions to real estate	(520,990)	(162,686)

Proceeds from sale of property held for sale	84,324	41,204

Cash from newly consolidated properties	206,115	—

Purchase of notes receivable, general and limited partnership interests and other assets	(225,840)	(111,127)

Purchase of/additions to notes receivable	(202,314)	(38,368)

Proceeds from repayment of notes receivable	20,885	22,433

Cash received in connection with acquisitions	3,752	22,677

Cash paid for merger related costs	(8,236)	(17,949)

Distributions received from investments in real estate partnerships	79,278	58,297

Distributions received from investments in unconsolidated subsidiaries	—	33,985

Net cash used in investing activities	(563,026)	(151,534)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	151,452	248,126

Principal repayments on secured notes payable	(81,450)	(24,555)

Proceeds from secured tax-exempt bond financing	—	20,731

Principal repayments on secured tax-exempt bond financing	(24,848)	(38,527)

Repayments on secured short-term financing	—	(4,522)

Net borrowings (paydowns) on revolving credit facilities	244,800	(263,600)

Payment of loan costs	(3,603)	(13,360)

Proceeds from issuance of common and preferred units, exercise of options/warrants	250,285	291,188

Repurchase of common units	(2,580)	—

Principal repayments received on notes due from officers on common unit purchases	13,283	4,444

Payment of distributions to minority interest	(58,555)	(12,606)

Payment of distributions to General Partner and Special Limited Partner	(138,622)	(113,371)

Payment of distributions to Limited Partners	(18,540)	(18,357)

Payment of preferred unit distributions	(44,841)	(84,538)

Net cash provided by (used in) financing activities	286,781	(8,947)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,940	3,371

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	101,604	52,832

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,544	$56,203

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
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

      At September 30, 2000 the Partnership had 78,785,344 Common OP Units outstanding and 33,660,471 Preferred Units outstanding.

      As of September 30, 2000, the Partnership:

•	owned or controlled (consolidated) 137,419 units in 500 apartment properties;

•	held an equity interest in (unconsolidated) 132,909 units in 769 apartment properties; and

•	managed 63,458 units in 487 apartment properties for third party owners and affiliates.

NOTE 2 — Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the statements and notes thereto included in AIMCO Properties, L.P. annual report on Form 10-K for the year ended December 31, 1999. Certain 1999 financial statement amounts have been reclassified to conform to the 2000 presentation.

      The accompanying unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries and limited partnerships in which the Partnership has a financial controlling interest. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries’ assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Interests held by limited partners in real estate partnerships controlled by the Company and interests held by the shareholders of Insignia Properties Trust (through February 26, 1999) are reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. With regard to such partnerships, losses in excess of the minority partners’ basis of $2.9 million for the three months ended and $18 million for the nine months ended September 30, 2000, respectively, have been charged to operations. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the Partnership generally are not available to pay creditors of AIMCO or the Partnership.

NOTE 3 — Acquisitions

      During the nine months ended September 30, 2000 the Company purchased:

•	for $117.9 million limited partnership interests in 539 partnerships (which own 1,657 properties) where the Company serves as general partner;

•	six apartment communities with details below:

Date Acquired	Location	Number of Units	Purchase Price

January 2000	Falls Church, VA	159	$12.2 million

September 2000	Forestville, MD	108	4.3 million

September 2000	Leesburg, VA	164	9.6 million

September 2000	Alexandria, VA	142	9.0 million

September 2000	Hyattsville, MD	296	18.3 million

September 2000	Hyattsville, MD	303	14.0 million

•	all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of Oxford Realty Financial Group, Inc. (“ORFG”) in entities, including ORFG, which own interests in and control the Oxford properties for $266 million in cash and $62 million in Common OP Units valued at $45 per unit. In addition to the cash and securities, AIMCO assumed a non-recourse pro-rata share of the outstanding mortgage debt ($1.4 billion) secured by the Oxford properties of $555 million, for a total purchase price of $883 million. Approximately $25 million in transaction costs were incurred. The Oxford properties are 167 apartment communities including 36,949 units, located in 18 states. AIMCO, through an affiliate, previously managed 165 of the 167 Oxford properties pursuant to long-term contracts and was previously a stockholder in certain of the entities. In addition to the Oxford properties, AIMCO acquired the entity which owns the managing general partner of Oxford Tax Exempt Fund II Limited Partnership (“OTEF”) and acquired approximately a 40% interest in the non-managing general partner of OTEF. The Partnership borrowed $279 million to pay the cash portion of the purchase price for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million.

NOTE 4 — Interest Income Recognition for Notes Receivable and Investments

      As of September 30, 2000 the Company holds $91 million of par value notes, plus accrued interest, net of intercompany par value notes, plus accrued interest, of $93 million (“general partner par value notes”), for which management believes the collectibility of such amounts is both probable and estimable. Interest income for all general partner par value notes receivable, notes receivable from officers and others as well as money market and interest bearing accounts generally is recognized as it is earned. Interest income from such notes and investments for the three and nine months ended September 30, 2000, totaled approximately $12 million and $25 million, respectively.

      As of September 30, 2000, the Company held discounted notes, with a carrying value including accrued interest, of $55 million, which were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount (“discounted notes”). The total face value plus accrued interest of these notes was $126 million. In general, interest income from the discounted notes is not recognized as it is accrued under the note instrument because the timing and amounts of cash flows are not probable and estimable. Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and nine months ended September 30, 2000, the Company recognized deferred interest income and discounts of approximately $7 million ($0.09 per basic and diluted unit) and $21 million ($0.29 per basic and $0.28 per diluted unit), respectively, compared to $7 million ($0.10 per basic and diluted unit) and $10 million ($0.15 per basic and diluted unit), respectively, for the three and nine months ended September 30, 1999.

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

      On September 20, 2000, the Company issued 1,381,704 Common OP Units, valued at $45 per unit, in connection with the acquisition of all of the stock and other interests held by the principals, officers and directors of ORFG and control of the managing general partner of OTEF.

Tenders

      During the three and nine months ending September 30, 2000 the Company completed tender offers for limited partnership interests resulting in the issuance of 58,373 and 67,085 OP Units, respectively.

Preferred Units

      All outstanding classes of Preferred Units are on equal parity with each other and are senior to the Common OP Units. Generally, holders of classes of Preferred Units do not have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

      In January 2000, AIMCO issued 1,200,000 shares of newly created Class M Convertible Cumulative Preferred Stock, par value $.01 per share (“Class M Preferred Stock”), in a direct placement. The proceeds of $30.0 million were contributed by AIMCO to the Partnership in exchange for 1,200,000 Class M Preferred Units and were used to repay certain indebtedness and for working capital. The Class M Preferred Units have substantially the same terms as the shares of Class M Preferred Stock. For the period beginning January 13, 2000 through and including January 13, 2003, the holders of the Class M Preferred Stock are entitled to receive, when and as declared by the Board of Directors of AIMCO, annual cash dividends in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class M Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Preferred Stock is convertible. Distributions are made on the Class M Preferred Units at the same time and in the same amount as dividends paid on the Class M Preferred Stock. The Class M Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of the Company, before payments or distributions by the Company are made to any holders of AIMCO Class A Common Stock, the holders of the Class M Preferred Stock and the Class M Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions.

      On September 13, 2000, AIMCO issued 4,000,000 shares of newly created Class N Convertible Cumulative Preferred Stock, par value $.01 per share (“Class N Preferred Stock”), in a direct placement at a purchase price of $25.00 per share. The proceeds of $100 million were contributed by AIMCO to the Partnership in exchange for 4,000,000 Class N Preferred Units and were used to repay indebtedness. The Class N Preferred Units have substantially the same terms as the shares of Class N Preferred Stock. The terms of the Class N Preferred Stock are summarized as follows: Dividends on the Class N Preferred Stock will be paid in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% per annum of the $25.00 liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or portion thereof) into which a share of Class N Preferred Stock is convertible. Dividends will be paid on the Class N Preferred Stock quarterly, beginning on October 1, 2000 (the initial dividend payable on the Class N Preferred Stock will be $0.10 per share). Distributions are made on the Class N Preferred Units at the same time and in the same amount as dividends paid on the Class N Preferred Stock. The Class N Preferred Units are senior to the Common OP Units as to distributions and liquidation. AIMCO is not allowed to redeem the Class N Preferred Stock before the third anniversary of the original date of issuance except in order to preserve its status as a real estate investment trust or upon a change of control. On and after the third anniversary of the original date of issuance, AIMCO may, at its option, redeem the Class N Preferred Stock for cash at the redemption prices set forth in the placement agreement plus accrued and unpaid dividends, if any, to the redemption date. The Class N Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Investors in the Class N Preferred Stock generally have no voting rights, except if AIMCO fails to pay dividends for six or more quarters on the Class N Preferred Stock or if AIMCO fails to pay dividends on AIMCO Class A Common Stock of at least $0.595 per quarter. Each share of Class N Preferred Stock will initially be convertible, at the option of the holder at any time, into one share of Class A Common Stock, subject to adjustment in certain circumstances. Between the first and second anniversary of the date of issuance, AIMCO may require that up to 2,000,000 shares of the Class N Preferred Stock be converted into Class A Common Stock if the rate of return on the Class N Preferred Stock exceeds 20% per annum. Between the second and third anniversary of the date of issuance, AIMCO may require that all or any portion of the Class N Preferred Stock be converted into Class A Common Stock if the rate of return on the Class N Preferred Stock exceeds 20% per annum. The Class N Preferred Units are redeemed or converted to Common OP Units, when the shares of Class N Preferred Stock are redeemed or converted to Class A Common Stock. On September 13, 2000, AIMCO also issued 1,904,762 shares of newly created Class O Cumulative Convertible Preferred Stock, par value $.01 per share (“Class O Preferred Stock”), to an institutional investor in a sale effected under AIMCO’s shelf registration statement. The proceeds of $100.0 million were contributed by AIMCO to the Partnership in exchange for 1,904,762 Class O Preferred Units and were used to repay indebtedness. The Class O Preferred Units have substantially the same terms as the shares of Class O Preferred Stock. The terms of the Class O Preferred Stock are summarized as follows: Dividends on the Class O Preferred Stock will be paid in an amount per share equal to the greater of (i) $4.725 per year (equivalent to 9% per annum of the $52.50 liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of Class A Common Stock (or portion thereof) into which a share of Class O Preferred Stock is convertible. Dividends will be paid on the Class O Preferred Stock quarterly, beginning on October 1, 2000 (the initial dividend payable on the Class O Preferred Stock will be $0.21 per share). Distributions are made on the Class O Preferred Units at the same time and in the same amount as dividends paid on the Class O Preferred Stock. The Class O Preferred Units are senior to the Common OP Units as to distributions and liquidation. AIMCO is not allowed to redeem the Class O Preferred Stock before the third anniversary of the original date of issuance except in order to preserve its status as a real estate investment trust or upon a change of control. On and after the third anniversary of the original date of issuance, AIMCO may, at its option, redeem the Class O Preferred Stock for cash at the redemption prices set forth in the placement agreement plus accrued and unpaid dividends, if any, to the redemption date. The Class O Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Investors in the Class O Preferred Stock generally have no voting rights, except if AIMCO fails to pay dividends for six or more quarters on the Class O Preferred Stock or if AIMCO fails to pay dividends on AIMCO Class A Common Stock of at least $0.595 per quarter. Each share of Class O Preferred Stock will initially be convertible, at the option of the holder at any time, into one share of Class A Common Stock, subject to adjustment in certain circumstances. Between the first and second anniversary of the date of issuance, AIMCO may require that up to 952,381 shares of the Class O Preferred Stock be converted into Class A Common Stock if the rate of return on the Class O Preferred Stock exceeds 20% per annum. Between the second and third anniversary of the date of issuance, AIMCO may require that all or any portion of the Class O Preferred Stock be converted into Class A Common Stock if the rate of return on the Class O Preferred Stock exceeds 20% per annum. The Class O Preferred Units are redeemed or converted into Common OP Units when the shares of Class O Preferred Stock are redeemed or converted to Class A Common Stock.

      In addition to the Preferred Units described above, the Partnership has issued Preferred Units to third parties as follows:

In the three months and nine months ended September 30, 2000, the Company completed tender offers for limited partnership interests resulting in the issuance of 15,000 and 68,843 Class Two Partnership Preferred Units, respectively.

In January 2000, the Company acquired Merrill House, a 159 unit apartment community for approximately $12.2 million, including the issuance of 205,938 Class Four Partnership Preferred Units valued at $5.2 million. During June 2000, 24,235 of the 205,938 Class Four Partnership Preferred Units issued were exchanged for cash and retired pursuant to the provisions of the purchase agreement. During July 2000, 3,445 of the remaining 181,702 Class Four Partnership Preferred Units issued were exchanged for cash and retired pursuant to the provisions of the purchase agreement;

In September 2000, the Company acquired five apartment properties, with a combined total of 1,013 units for approximately $55 million, including the issuance of 807,016 Class Six Partnership Preferred Units valued at $20.2 million.

      In June 2000, the Partnership converted 250,000 shares of AIMCO Class J Cumulative Convertible Preferred Stock, with a liquidation value of $25 million, into 625,000 shares of AIMCO Class A Common Stock. In connection with this conversion, 41,991 shares of AIMCO Class A Common Stock, valued at $1.5 million, were exchanged by the Partnership for Common OP Units held by a limited partner.

      As of September 30, 2000, the Partnership had issued and outstanding the following partnership interests:

Units
Class	Outstanding

Partnership Common OP Units	78,785,344

Partnership Preferred Units:

Class B Partnership Preferred Units	419,471

Class C Partnership Preferred Units	2,400,000

Class D Partnership Preferred Units	4,200,000

Class G Partnership Preferred Units	4,050,000

Class H Partnership Preferred Units	2,000,000

Class K Partnership Preferred Units	5,000,000

Class L Partnership Preferred Units	5,000,000

Class M Partnership Preferred Units	1,200,000

Class N Partnership Preferred Units	4,000,000

Class O Partnership Preferred Units	1,904,762

Class One Partnership Preferred Units	90,000

Class Two Partnership Preferred Units	79,534

Class Three Partnership Preferred Units	1,682,397

Class Four Partnership Preferred Units	758,620

Class Five Partnership Preferred Units	68,671

Class Six Partnership Preferred Units	807,016

Total Partnership Preferred Units	33,660,471

NOTE 7 — Earnings Per Unit

      The following tables illustrate the calculation of basic and diluted earnings per common unit for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per unit data):

	Three Months Ended September 30,

	2000	1999

NUMERATOR:

Net income	$33,457	$19,889

Preferred unit distributions	(17,381)	(14,636)

Numerator for basic and diluted earnings per common unit — income attributable to common unitholders	$16,076	$5,253

DENOMINATOR:

Denominator for basic earnings per common unit — weighted average number of common units outstanding	74,022	69,925

Effect of dilutive securities:

Dilutive potential common units, options and warrants	4,018	1,081

Denominator for dilutive earnings per common unit	78,040	71,006

Basic earnings per common unit:

Operations	$0.08	$0.07

Gain on disposition of properties	0.13	0.01

Total	$0.21	$0.08

Diluted earnings per common unit:

Operations	$0.08	$0.07

Gain on disposition of properties	0.12	—

Total	$0.20	$0.07

	Nine Months Ended September 30,

	2000	1999

NUMERATOR:

Net income	$75,071	$58,746

Preferred unit distributions	(49,698)	(41,571)

Numerator for basic and diluted earnings per common unit — income attributable to common unitholders	$25,373	$17,175

DENOMINATOR:

Denominator for basic earnings per common unit — weighted average number of common units outstanding	72,969	67,597

Effect of dilutive securities:

Dilutive potential common units, options and warrants	1,837	1,179

Denominator for dilutive earnings per common unit	74,806	68,776

Basic earnings per common unit:

Operations	$0.14	$0.25

Gain on disposition of properties	0.21	—

Total	$0.35	$0.25

Diluted earnings per common unit:

Operations	$0.13	$0.25

Gain on disposition of properties	0.21	—

Total	$0.34	$0.25

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

      All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Company’s total revenues during the three months and nine months ended September 30, 2000 or September 30, 1999.

      Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three months and nine months ended September 30, 2000, from these components, and a reconciliation of Free Cash Flow to: Earnings Before Structural Depreciation; Net Income; Funds From Operations; and Adjusted Funds From Operations (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional

Average monthly rent greater than $800 per unit (14,427 equivalent units)	$32,626	$2,194	$34,820	20.2%

Average monthly rent $700 to $800 per unit (8,698 equivalent units)	15,805	1,141	16,946	9.9%

Average monthly rent $600 to $700 per unit (27,225 equivalent units)	40,015	1,861	41,876	24.3%

Average monthly rent $500 to $600 per unit (40,558 equivalent units)	38,532	4,213	42,745	24.9%

Average monthly rent less than $500 per unit (23,363 equivalent units)	14,316	837	15,153	8.8%

Subtotal conventional real estate contribution to Free Cash Flow	141,294	10,246	151,540	88.1%

Affordable (12,445 equivalent units)	6,731	7,362	14,093	8.2%

College housing (average rent of $663 per month) (2,490 equivalent units)	3,206	129	3,335	1.9%

Other Properties	587	92	679	0.4%

Resident services	628	67	695	0.4%

Minority interest	(22,119)	—	(22,119)	(12.9%)

Total real estate contribution to Free Cash Flow	130,327	17,896	148,223	86.1%

Service Businesses

Management contract (property and asset management) Controlled properties	1,740	232	1,972	1.1%

Third party with terms in excess of one year	—	2,701	2,701	1.6%

Third party cancelable in 30 days	—	1,142	1,142	0.7%

Subtotal management contracts contribution to Free Cash Flow	1,740	4,075	5,815	3.4%

Buyers Access	—	53	53	0.0%

Other service businesses	978	915	1,893	1.1%

Total service businesses contribution to Free Cash Flow	2,718	5,043	7,761	4.5%

Interest income

General partner loan interest	6,721	—	6,721	3.9%

Notes receivable from officers	184	—	184	0.1%

Other notes receivable	138	—	138	0.1%

Money market and interest bearing accounts	4,638	—	4,638	2.7%

Subtotal interest income	11,681	—	11,681	6.8%

Accretion of loan discount	7,160	—	7,160	4.2%

Total interest income contribution to Free Cash Flow	18,841	—	18,841	11.0%

Fee Income

Disposition Fees	347	678	1,025	0.6%

Refinancing Fees	665	—	665	0.4%

Total fee income contribution to Free Cash Flow	1,012	678	1,690	1.0%

General and Administrative Expense	(4,459)	—	(4,459)	(2.6%)

Free Cash Flow (1)	$148,439	$23,617	$172,056	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS (Continued)
For the Three Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$148,439	$23,617	$172,056

Cost of Senior Capital

Interest Expense:

Secured debt

Long-term, fixed rate	(58,429)	(7,544)	(65,973)
Long-term, variable rate	(281)	(433)	(714)

Lines of credit and other unsecured debt	(8,433)	(335)	(8,768)

Interest expense on convertible debt	(3,426)	—	(3,426)

Interest capitalized	2,714	—	2,714

Total interest expense before minority interest	(67,855)	(8,312)	(76,167)

Minority interest share of interest expense	10,687	—	10,687

Total interest expense after minority interest	(57,168)	(8,312)	(65,480)

Dividends on preferred securities	(18,056)	—	(18,056)

Contribution before non-cash charges and ownership adjustments	73,215	15,305	88,520

Non-structural depreciation, net of capital replacements	(3,608)	(1,665)	(5,273)

Amortization of intangible assets	(1,898)	(186)	(2,084)

Gain (loss) on sales of real estate, net of minority interest	5,578	—	5,578

Deferred tax provision	—	286	286

Earnings Before Structural Depreciation (EBSD) (1)	73,287	13,740	87,027

Structural depreciation, net of minority interest in other entities	(57,504)	(13,447)	(70,951)

Net income	15,783	293	16,076

Gain (loss) on sales of real estate, net of minority interest	(5,578)	—	(5,578)

Structural depreciation, net of minority interest in other entities	57,504	13,447	70,951

Non-structural depreciation, net of minority interest in other entities	11,736	3,226	14,962

Amortization of intangible assets	1,898	186	2,084

Deferred tax provision	—	(286)	(286)

Funds From Operations (FFO) (1)	81,343	16,866	98,209

Capital Replacement provision	(8,129)	(1,562)	(9,691)

Adjusted Funds From Operations (AFFO) (1)	$73,214	$15,304	$88,518

			Earnings
			per
			Common
	Earnings	Common Units	Unit

EBSD

Basic	$87,027	74,022

Diluted	$101,303	91,615

Net Income

Basic	$16,076	74,022	$0.21

Diluted	$16,076	78,040	$0.20

FFO

Basic	$98,209	74,022

Diluted	$112,485	91,615

AFFO

Basic	$88,518	74,022

Diluted	$102,794	91,615

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Nine Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional

Average monthly rent greater than $800 per unit (14,396 equivalent units)	$88,164	$8,212	$96,376	19.7%

Average monthly rent $700 to $800 per unit (8,978 equivalent units)	40,322	5,362	45,684	9.3%

Average monthly rent $600 to $700 per unit (27,629 equivalent units)	104,637	10,059	114,696	23.4%

Average monthly rent $500 to $600 per unit (39,972 equivalent units)	111,741	14,098	125,839	25.7%

Average monthly rent less than $500 per unit (23,046 equivalent units)	45,135	4,608	49,743	10.1%

Subtotal conventional real estate contribution to Free Cash Flow	389,999	42,339	432,338	88.2%

Affordable (13,003 equivalent units)	13,772	26,390	40,162	8.2%

College housing (average rent of $663 per month) (2,691 equivalent units)	9,755	619	10,374	2.1%

Other Properties	1,376	1,240	2,616	0.5%

Resident services	3,015	390	3,405	0.7%

Minority interest	(65,134)	—	(65,134)	(13.3)%

Total real estate contribution to Free Cash Flow	352,783	70,978	423,761	86.4%

Service Businesses

Management contract (property and asset management) Controlled properties	8,366	2,581	10,947	2.2%

Third party with terms in excess of one year	—	7,226	7,226	1.5%

Third party cancelable in 30 days	—	2,570	2,570	0.5%

Subtotal management contracts contribution to Free Cash Flow	8,366	12,377	20,743	4.2%

Buyers Access	—	402	402	0.1%

Other service businesses	2,150	2,075	4,225	0.9%

Total service businesses contribution to Free Cash Flow	10,516	14,854	25,370	5.2%

Interest income

General partner loan interest	15,662	—	15,662	3.2%

Notes receivable from officers	559	—	559	0.1%

Other notes receivable	731	—	731	0.1%

Money market and interest bearing accounts	9,843	—	9,843	2.0%

Subtotal interest income	26,795	—	26,795	5.5%

Accretion of loan discount	20,557	—	20,557	4.2%

Total interest income contribution to Free Cash Flow	47,352	—	47,352	9.7%

Fee Income

Disposition Fees	1,914	644	2,558	0.5%

Refinancing Fees	832	99	931	0.2%

Total fee income contribution to Free Cash Flow	2,746	743	3,489	0.7%

General and Administrative Expense	(9,609)	—	(9,609)	(2.0)%

Free Cash Flow (1)	$403,788	$86,575	$490,363	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS (Continued)
For the Nine Months Ended September 30, 2000
(in thousands)

	Consolidated	Unconsolidated	Total

Free Cash Flow	$403,788	$86,575	$490,363

Cost of Senior Capital

Interest Expense:

Secured debt
Long-term, fixed rate	(167,040)	(27,475)	(194,515)
Long-term, variable rate	(742)	(1,178)	(1,920)

Lines of credit and other unsecured debt	(21,545)	(1,168)	(22,713)

Interest expense on convertible debt	(8,285)	—	(8,285)

Interest capitalized	7,153	1,165	8,318

Total interest expense before minority interest	(190,459)	(28,656)	(219,115)

Minority interest share of interest expense	28,758	—	28,758

Total interest expense after minority interest	(161,701)	(28,656)	(190,357)

Dividends on preferred securities	(51,728)	—	(51,728)

Contribution before non-cash charges and ownership adjustments	190,359	57,919	248,278

Non-structural depreciation, net of capital replacements	(8,372)	(2,927)	(11,299)

Amortization of intangible assets	(4,968)	(1,205)	(6,173)

Gain (loss) on sales of real estate, net of minority interest	8,883	—	8,883

Deferred tax provision	—	(2,675)	(2,675)

Earnings Before Structural Depreciation (EBSD) (1)	185,902	51,112	237,014

Structural depreciation, net of minority interest in other entities	(169,178)	(42,463)	(211,641)

Net income	16,724	8,649	25,373

Gain (loss) on sales of real estate, net of minority interest	(8,883)	—	(8,883)

Structural depreciation, net of minority interest in other entities	169,178	42,463	211,641
Non-structural depreciation, net of minority interest in other entities	31,769	8,771	40,540

Amortization of intangible assets	4,968	1,205	6,173

Deferred tax provision	—	2,675	2,675

Funds From Operations (FFO) (1)	213,756	63,763	277,519

Capital Replacement provision	(23,397)	(5,851)	(29,248)

Adjusted Funds From Operations (AFFO) (1)	$190,359	$57,912	$248,271

			Earnings
			per
			Common
	Earnings	Common Units	Unit

EBSD

Basic	$237,014	72,969

Diluted	$275,405	89,396

Net Income

Basic	$25,373	72,969	$0.35

Diluted	$25,373	74,806	$0.34

FFO

Basic	$277,519	72,969

Diluted	$315,910	89,396

AFFO

Basic	$248,271	72,969

Diluted	$286,662	89,396

(1)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as adjusted for minority interest in AIMCO Properties, L.P., amortization, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to $300 per apartment unit.

NOTE 9 — High Performance Units

      In January 1998, the Partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the “High Performance Units”) to a joint venture comprised of twelve members of AIMCO’s senior management and to three of its independent directors for a total of $2.1 million in cash. The High Performance Units have nominal value unless the Company’s total return (as defined below) over the three-year period ending December 31, 2000, is at least 30% and exceeds the industry average, as determined by a peer group index, by at least 15%. At the conclusion of the three year period, if the Company’s total return satisfies these criteria, the holders of the High Performance Units will receive distributions and allocations of income and loss from AIMCO Properties, L.P. in the same amounts and at the same times as would holders of a number of Common OP Units equal to the quotient obtained by dividing (i) the product of (a) 15% of the amount by which the Company’s cumulative total return over the three year period exceeds the greater of 115% of a peer group index or 30% (such excess being the “Excess Return”), multiplied by (b) the weighted average market value of the Company’s outstanding Class A Common Stock and Common OP Units, by (ii) the market value of one share of Class A Common Stock at the end of the three year period. The three-year measurement period will be shortened in the event of a change of control of the Company. Unlike Common OP Units, the High Performance Units are not redeemable or convertible into Class A Common Stock unless a change of control of the Company occurs. Because there is substantial uncertainty that the High Performance Units will have more than nominal value due to the required total return over the three-year term, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of September 30, 2000. The Company includes any dilutive effect of the High Performance Units in its earnings per unit calculations.

      The Morgan Stanley Dean Witter REIT Index is being used as the peer group index for purposes of the High Performance Units. The Morgan Stanley Dean Witter REIT Index is a capitalization-weighted index (with dividends reinvested) of the most actively traded real estate investment trusts. The Morgan Stanley Dean Witter REIT Index is comprised of over 100 real estate investment trusts selected by Morgan Stanley Dean Witter & Co. Incorporated. The Board of Directors of the Company has selected this index because it believes that it is the real estate investment trust index most widely reported and accepted among institutional investors.

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

      If AIMCO’s total return over the measurement period exceeds 115% of the total return of the Morgan Stanley Dean Witter REIT Index and exceeds the minimum return (30% over three years), then the holders of High Performance Units could be entitled to a significant percentage of future distributions made by the Partnership. This could have a dilutive effect on future earnings per share of AIMCO Class A Common Stock, and on AIMCO’s equity ownership in the Partnership after the three-year measurement period.

      The following table illustrates the value of the 15,000 High Performance Units at the end of the three-year measurement period, assuming a range of different prices for the AIMCO Class A Common Stock at the end of the measurement period. For the period from January 1, 1998 to September 30, 2000, the cumulative total return of the Morgan Stanley Dean Witter REIT Index was (3.11%) and the cumulative total return of the AIMCO Class A Common Stock was 49.49%. As a result, for purposes of the illustration, we have assumed that the cumulative total return of the AIMCO Class A Common Stock will exceed 115% of the cumulative total return of the peer group index. This implies that the High Performance Units will only have value if the cumulative total return on the AIMCO Class A Common Stock from January 1, 1998 to January 1, 2001 exceeds 30%. We have also assumed, for purposes of the illustration, that the weighted average market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) during the measurement period is $2,531,024,164, which was the amount as of September 30, 2000.

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

						Value of
				Average	Excess	High
Stock	AIMCO			Market	Shareholder	Performance
Price	Total	Minimum	Excess	Capitalization	Value Added	Units
(12/31/00)	Return	Return	Return	(thousands)	(thousands)	(thousands)
		(1)	(2)	(3)	(4)	(5)

$39.00	28.93%	30.00%	0.00%	$2,531,024	$—	$6

39.51	30.58%	30.00%	0.58%	2,531,024	14,680	2,202

40.00	32.17%	30.00%	2.17%	2,531,024	54,923	8,238

41.00	35.41%	30.00%	5.41%	2,531,024	136,928	20,539

42.00	38.65%	30.00%	8.65%	2,531,024	218,934	32,840

43.00	41.89%	30.00%	11.89%	2,531,024	300,939	45,141

44.00	45.13%	30.00%	15.13%	2,531,024	382,944	57,442

45.00	48.37%	30.00%	18.37%	2,531,024	464,949	69,742

46.00	51.60%	30.00%	21.60%	2,531,024	546,701	82,005

47.00	54.84%	30.00%	24.84%	2,531,024	628,706	94,306

48.00	58.07%	30.00%	28.07%	2,531,024	710,458	106,569

49.00	61.31%	30.00%	31.31%	2,531,024	792,464	118,870

50.00	64.54%	30.00%	34.54%	2,531,024	874,216	131,132

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Cash
		OP Unit	Proceeds
		Dilution as	To Company
Stock	OP Unit	a % of total	From Initial
Price	Dilution	Diluted shares	Investment
(12/31/00)	(thousands)	Outstanding	(thousands)
	(6)	(7)	(8)

$39.00	—	0.00%	$2,064

39.51	56	0.06%	2,064

40.00	206	0.22%	2,064

41.00	501	0.55%	2,064

42.00	782	0.85%	2,064

43.00	1,050	1.15%	2,064

44.00	1,305	1.42%	2,064

45.00	1,550	1.69%	2,064

46.00	1,783	1.95%	2,064

47.00	2,007	2.19%	2,064

48.00	2,220	2.42%	2,064

49.00	2,426	2.65%	2,064

50.00	2,623	2.86%	2,064

(1)	Assumes that the AIMCO total return will exceed that of the peer group by at least 15%.

(2)	“Excess Return” is the amount, if any, by which the total return of the AIMCO Class A Common Stock over the measurement period exceeds the minimum return.

(3)	Assumes the market value of outstanding equity (AIMCO Class A Common Stock and Common OP Units) at September 30, 2000 throughout the measurement period.

(4)	“Excess Shareholder Value Added” is calculated by multiplying the Excess Return by the average market capitalization.

(5)	The “Value of High Performance Units” is calculated by multiplying the Excess Shareholder Value Added by 15%. If Excess Shareholder Value Added is 0, the “Value of High Performance Units” is calculated by multiplying the stock price by 150 OP Units. The initial investment of $2,070,000 will continue to be treated as contributed equity on the balance sheet of the Partnership.

(6)	The “OP Unit Dilution” is calculated by dividing the Value of High Performance Units by the stock price at the end of the period.

(7)	“OP Unit Dilution as a % of Total Diluted Shares Outstanding” is calculated by dividing the OP Unit Dilution by the total weighted-average diluted units outstanding as of September 30, 2000.

(8)	If Excess Shareholder Value Added is $0, the “Cash Proceeds to Company from Initial Investment” is calculated by subtracting the “Value of High Performance Units” from $2,070,000, which is the purchase price of 15,000 High Performance Units.

      The following table summarizes the status of the High Performance Units as of December 31, 1999 and September 30, 2000:

		Morgan Stanley			Average	Excess
	AIMCO Total	Dean Witter	Minimum	Excess	Market	Shareholder
As of	Return	REIT Index	Return	Return	Capitalization	Value Added(1)

December 31, 1999	22.71%	-20.69%	19.11%	3.60%	$2,327,728,992	$83,798,244

September 30, 2000	49.49%	-3.11%	27.19%	22.30%	$2,531,024,164	$564,418,389

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Value of High
	Performance	OP Unit		OP Unit
As of	Units (2)	Dilution		Dilution %

December 31, 1999	$12,569,737	340,096	(3)	0.40%

September 30, 2000	$84,662,758	1,867,132	(4)	2.04%

(1)	Excess Return multiplied by average market capitalization

(2)	Excess Shareholder Value Added multiplied by 15%

(3)	OP Unit calculation based on trailing 20-day average stock price of $36.96

(4)	OP Unit calculation based on trailing 20-day average stock price of $45.34

NOTE 10 — Portfolios Held for Sale

      The Company is currently marketing for sale certain real estate properties as part of its policy to sell properties in the portfolio that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). Approximately 6,400 units with an approximate carrying value of $80 million are included with real estate in the consolidated financial statements and approximately 18,500 units with an approximate carrying value of $101 million are included with investments in unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any material losses with respect to the sales of the properties.

NOTE 11 — Recent Accounting Developments

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 2000. The Company has elected not to adopt early the provisions of Statement 133 as of December 31, 1999 and when Statement 133 is adopted, the Company does not expect the Statement to have a significant impact on its financial position and results of operations.

NOTE 12 — Pro Forma Financial Statements

      The unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2000 and the nine months ended September 30, 1999 have been prepared as if each of the following transactions had occurred on January 1, 1999: (i) the Oxford acquisition (Note 3); (ii) the acquisition of the Regency Windsor Apartment Communities, which include fourteen separate residential apartment communities located in Indiana, Michigan and North Carolina; and (iii) the acquisition of the Dreyfuss Apartment Communities, which include nine separate residential apartment communities located in Virginia and Maryland.

      The pro forma financial statements are not necessarily indicative of what the Company’s results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company’s results of operations for any future period. The allocation of purchase costs are subject to final determination based upon estimates and other evaluations of fair market value.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per unit data)
(unaudited)

	For the Nine Months Ended September 30,

	2000	1999

Income from property operations	$228,207	$141,590

Company’s share of income from service company business	13,069	2,117

Net income	$39,353	$30,333

Net income attributable to preferred unitholders	$50,476	$46,667

Net loss attributable to common unitholders	($11,123)	($16,334)

Diluted loss per unit	($0.15)	($0.23)

Weighted average number of common units and common unit equivalents outstanding	75,986	71,184

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      As of September 30, 2000, the Company owned or managed 333,786 apartment units, comprised of 137,419 units in 500 apartment communities owned or controlled by the Company (the “Owned Properties”), 132,909 units in 769 apartment communities in which the Company has an equity interest (the “Equity Properties”) and 63,458 units in 487 apartment communities which the Company manages for third parties and affiliates (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 48 states, the District of Columbia and Puerto Rico.

      In the three months ended September 30, 2000, the Company completed $1.2 billion in acquisitions, dispositions, and mortgage financing transactions. The Company acquired all of the stock and other interests held by the principals, officers and directors of Oxford Realty Financial Group, Inc. in entities which own and control 167 properties with 36,949 apartment units as well as control of the managing general partner of Oxford Tax Exempt Fund II, an Amex listed partnership for $883 million. Additionally, the Company acquired five properties in the Dreyfuss portfolio from affiliates of Dreyfuss Brothers, Inc. for $55 million. The Company purchased $56 million of limited partnership interests. The Company sold 21 apartment communities and 4 land parcels for a total of $168 million of which the Company’s share of the dispositions was $79 million with a GAAP gain of $9 million. Third quarter refinancing activity included the closing of $63 million of new mortgages at a weighted average interest rate of 7.86%.

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, the Company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions: the general level of interest rates; the terms of governmental regulations that affect the Company and interpretations of those regulations; the competitive environment in which the Company operates; financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, the Company’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distributions levels and diversity of stock ownership. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in documents the Company files from time to time with the Securities and Exchange Commission.

Results of Operations

Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

Net Income

      The Company recognized net income of $33.5 million for the three months ended September 30, 2000, compared with $19.9 million for the three months ended September 30, 1999. The increase in net income of $13.6 million, or 68.3%, was the result of an increase in net “same store” property results, the acquisition of 28 properties during 1999 and six properties during 2000, and the acquisition of controlling interests in partnerships owning 246 properties with the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

Consolidated Rental Property Operations

      Rental and other property revenues from the consolidated Owned Properties totaled $271.1 million for the three months ended September 30, 2000, compared with $120.4 million for the three months ended September 30, 1999, an increase of $150.7 million, or 125.2%. The increase in rental and other property revenues reflects an increase in “same store” sales revenue of 5.5%; the purchase of 28 properties during 1999 and six properties in 2000; the acquisition of controlling interests in partnerships owning 246 properties; and the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

      Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $107.0 million for the three months ended September 30, 2000, compared with $48.0 million for the three months ended September 30, 1999, an increase of $59.0 million or 122.9%. The increase in property operating expenses primarily was due to an increase in “same store” expenses of 1.5%; the purchase of 28 properties in 1999 and 6 properties in 2000; the acquisition of controlling interests in partnerships owning 246 properties; and the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

Service Company Business

      The Company’s share of income from the service company business totaled $3.7 million for the three months ended September 30, 2000, compared with a loss of $5.3 million for the three months ended September 30, 1999, an increase of $9 million or 169.8%. The increase was primarily due to the establishment of the new Corporate Housing program and other product enhancements, and a reduction in the use of third party information technology consultants.

General and Administrative Expenses

      General and administrative expenses were $4.5 million for the three months ended September 30, 2000 compared to $3.0 million for the three months ended September 30, 1999 an increase if $1.5 million, or 50.0%. This increase is primarily due to legal and accounting fees for operational initiatives and information technology enhancements.

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $67.9 million for the three months ended September 30, 2000, compared with $31.3 million for the three months ended September 30, 1999, an increase of $36.6 million, or 116.9%. The increase primarily was due to the Company acquiring controlling interests in partnerships owning 246 properties and the subsequent consolidation of these properties. The Company had also drawn $175 million on its credit facility with Bank of America, N.A. as of September 30, 2000 compared with $111.7 million at September 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.19% and 9.17% at September 30, 2000 and September 30, 1999, respectively.

Interest Income

      Interest income remained relatively unchanged, although interest accretion on discounted acquisition notes decreased, with $18.8 million for the three months ended September 30, 2000, and $17.6 million for the three months ended September 30, 1999.

Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

Net Income

      The Company recognized net income of $75.1 million for the nine months ended September 30, 2000, compared with $58.7 million for the nine months ended September 30, 1999. The increase in net income of $16.4 million, or 27.9%, primarily was the result of an increase in net “same store” property results, the acquisition of 28 properties during 1999 and six properties during 2000, the completion of the merger of Insignia Properties Trust into AIMCO, the purchase of $271 million in limited partnership interests from unaffiliated third parties in 1999, and an increase in interest income on notes receivable from unconsolidated real estate partnerships in 2000. The effect of the foregoing on net income was partially offset by $18 million charged to operations for partnership losses or distributions in excess of the minority partners’ basis and the sale of 8 properties during 1999 and forty-six properties in 2000. These factors are discussed in more detail in the following paragraphs.

Consolidated Rental Property Operations

      Rental and other property revenues from the consolidated Owned Properties totaled $753.5 million for the nine months ended September 30, 2000, compared with $347.2 million for the nine months ended September 30, 1999, an increase of $406.3 million, or 117.0%. The increase in rental and other property revenues primarily was due to an increase in “same store” sales revenue of 4.9%, the purchase of 28 properties in 1999 and six properties in 2000, the acquisition of controlling interests in partnerships owning 246 properties, and the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

      Property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $302.4 million for the nine months ended September 30, 2000, compared with $135.6 million for the nine months ended September 30, 1999, an increase of $166.8 million or 123.0%. The increase in property operating expenses primarily was due to an increase in “same store” expenses of 2.6%, the purchase of 28 properties in 1999 and six properties in 2000, the acquisition of controlling interests in partnerships owning 246 properties, and the subsequent consolidation of the purchased and newly controlled entities. The effect of the foregoing was partly offset by the sale of 46 properties.

Service Company Business

      The Company’s share of income from the service company business was $13.3 million for the nine months ended September 30, 2000, compared with a loss of $2.3 million for the nine months ended September 30, 1999. The increase in service company business income of $15.6 million was mainly due to the establishment of the new Corporate Housing program and other product enhancements, and a reduction in the use of third party information technology consultants.

General and Administrative Expenses

      General and administrative expenses totaled $9.6 million for the nine months ended September 30, 2000 compared with $7.2 million for the nine months ended September 30, 1999. This increase of $2.4 million or 33.3% is due to legal and accounting fees for operational initiatives and information technology enhancements.

Interest Expense

      Interest expense, which includes the amortization of deferred financing costs, totaled $190.5 million for the nine months ended September 30, 2000, compared with $91.4 million for the nine months ended September 30, 1999, an increase of $99.1 million, or 108.4%. The increase primarily was due to the Company acquiring controlling interests in partnerships owning 246 properties and the subsequent consolidation of these properties, as well as the conversion costs associated with the TOPRS convertible preferred securities. The Company had also drawn $175.0 million on its credit facility with Bank of America, N.A. as of September 30, 2000 compared with $111.7 million at September 30, 1999. The cost of such borrowing was at a weighted average interest rate of 9.19% and 9.17% at September 30, 2000 and September 30, 1999, respectively.

Interest Income

      Interest income totaled $47.4 million for the nine months ended September 30, 2000, compared with $37.8 million for the nine months ended September 30, 1999. The increase of $9.6 million, or 25.4%, primarily is due to the recognition of interest accretion on discounted acquisition notes.

Funds From Operations

      For the three months and nine months ended September 30, 2000 and 1999, the Company’s Funds From Operations (“FFO”) on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net Income	$33,457	$19,889	$75,071	$58,746

Real estate depreciation, net of minority interest	72,564	27,152	206,298	78,960

Real estate depreciation related to unconsolidated entities	16,672	29,204	51,235	73,950

Amortization of intangibles	2,084	2,455	5,523	7,366

Amortization of recoverable amount of management contracts	—	11,330	648	32,126

Deferred tax (benefit) provision	(286)	1,305	2,675	3,102

Preferred stock dividends and distributions	(6,530)	(7,208)	(19,590)	(26,735)

TOPRS interest expense	3,426	2,429	8,284	2,429

Dilutive Funds From Operations before gain on disposition of properties	121,387	86,556	330,144	229,944

Gain on disposition of properties	(8,902)	(315)	(14,234)	(330)

Dilutive Funds From Operations available to common units	$112,485	$86,241	$315,910	$229,614

Weighted average number of units and common unit equivalents outstanding:

Common OP units and common OP unit equivalents	85,308	77,691	83,068	69,204

Preferred units convertible into common OP units	6,307	5,555	6,328	7,259

	91,615	83,246	89,396	76,463

      FFO increased to $112.5 million and $315.9 million for the three and nine months ended September 30, 2000, respectively, compared with $86.2 million and $229.6 million, respectively, for the same periods in 1999 primarily due to: increases in “same store” property operations; the acquisition and subsequent consolidation of newly controlled entities and controlling interests in partnerships owning 246 properties; and the purchase of 28 properties in 1999 and six properties in 2000; partly offset by the sale of 46 properties.

Same Store Property Operating Results

      The Company defines “same store” properties as apartment communities owned in the comparable periods of 2000 and 1999. The following table summarizes the unaudited consolidated rental property operations on a “same store” basis (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Properties	556	556	556	556

Apartment Units	152,195	152,195	152,195	152,195

Average Physical Occupancy	95.1%	95.9%	95.0%	95.0%

Average Rent Collected/Unit/Month	$642	$612	$645	$621

Revenues	$211,338	$200,246	$621,450	$592,695

Expenses	81,078	79,858	235,373	229,487

Net Operating Income	$130,260	$120,388	$386,077	$363,208

Liquidity and Capital Resources

      For the nine months ended September 30, 2000 and 1999, net cash flows were as follows (dollars in thousands):

	2000	1999

Cash flow provided by operating activities	$281,185	$163,852

Cash flow used in investing activities	(563,026)	(151,534)

Cash flow provided by (used in) financing activities	286,781	(8,947)

      During the nine months ended September 30, 2000, the Company closed $270.4 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 7.99%. Each of the notes is individually secured by one of nineteen properties with no cross-collateralization. The Company used the net proceeds totaling $265.5 million after transaction costs to repay existing debt and for working capital. During the nine months ended September 30, 2000, the Company has also assumed $38.2 million in long-term, fixed rate, fully amortizing notes-payable, with an interest rate of 7.70% in connection with the acquisition of six properties. The notes are secured by the acquired properties.

      In August 1999, the Company closed a $300 million revolving credit facility arranged by Bank of America, N.A., Fleet National Bank (successor in interest to BankBoston, N.A.) and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. On April 14, 2000, the credit facility was expanded by $5 million to $350 million. In September 2000, the credit facility was amended and restated. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the stock ownership of the Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P. in certain subsidiaries of AIMCO and certain options to purchase Beneficial Assignee Interests (“BACs”) in OTEF. Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility matures in July 2002. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at September 30, 2000 was 9.19%. The amount available under different credit facilities at September 30, 2000 and 1999 was $175 million and $188.3 million, respectively.

      On September 20, 2000 the Company completed the purchase of all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of Oxford Realty Financial Group Inc. (“ORFG”) in entities, including ORFG, which own interests in and control the Oxford properties for $266 million in cash and $62 million in Common OP Units. The Partnership borrowed $279 million to pay the cash portion of the purchase price and transaction costs for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million. The borrowers under the term loan are the Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the term loan are secured by a first priority pledge of the stock ownership of the Partnership, NHP Management Company, AIMCO/Bethesda Holding, Inc., and AIMCO Holdings, L.P. in certain subsidiaries of AIMCO and certain options to purchase BACs in OTEF and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the term loan is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 4.0% and 5.0% in the case of LIBOR-based loans and between 1.0% and 2.0% in the case of base rate loans, based upon the number of months the loan is outstanding. The term loan expires in July 2002. The financial covenants contained in the term loan require the Partnership to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.50 to 1.0. In addition, the term loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT), imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations.

      At September 30, 2000, the Company had $106.5 million in cash and cash equivalents. In addition, the Company had $113.5 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. The Company’s principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, and distributions paid to unitholders. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

      The Company expects to fund its requirements for property acquisitions, tender offers and refinancing of short-term debt with: long-term, fixed rate, fully amortizing debt; secured or unsecured short-term debt; the issuance of debt or equity securities in public offerings or private placements; and cash generated from operations.

      From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the nine months ended September 30, 2000, the Company made separate offers to the limited partners of 539 partnerships to acquire their limited partnership interests, and purchased approximately $117.9 million (including transaction costs) of limited partnership interests.

Return on Assets and Return on Partners’ Capital

      The Company’s Return On Assets and Return On Partners’ Capital for the nine months ended September 30, 2000 and 1999 are as follows:

	Based on AFFO		Based on FFO

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Return on Assets (a)	9.9%	10.0%	10.4%	10.5%

Return on Partners’ Capital

Basic (b)	15.4%	12.8%	16.6%	14.9%

Diluted (c)	14.8%	11.9%	15.9%	13.6%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements of $77,863, for the nine months ended September 30, 2000, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements, divided by (ii) Average Assets plus accumulated Capital Replacements.

(b)	The Company defines Return on Partners’ Capital-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Partners’ Capital. Average Partners’ Capital is computed by averaging the sum of Partners’ Capital, as defined below, at the beginning and the end of the period. Partners’ Capital is total partners’ capital, plus accumulated depreciation, less accumulated Capital Replacements of $77,863 for the nine months ended September 30, 2000, less Preferred Units. The Company defines Return on Partners’ Capital-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements; divided by (ii) Average Partners’ Capital plus accumulated Capital Replacements.

(c)	The Company defines Return on Partners’ Capital-Diluted (AFFO) and Return on Partners’ Capital-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

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

      The Company had $552.9 million of variable rate debt outstanding at September 30, 2000, which represents 14.5% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $5.5 million on an annual basis.

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of September 30, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Changes in Securities and Use of Proceeds

      On September 20, 2000, the Company issued 1,381,704 Common OP Units, valued at $45 per unit, in connection with the acquisition of all of the stock and other interests held by the principals, officers and directors of ORFG and control of the managing general partner of OTEF.

      On September 13, 2000 AIMCO issued 4,000,000 shares of newly created Class N Preferred Stock in a direct placement. The proceeds of $100 million were contributed by AIMCO to the Partnership in exchange for 4,000,000 Class N Preferred Units and were used to repay certain indebtedness and for working capital. The Class N Preferred Units are redeemed or converted to Common OP Units when the shares of Class N Preferred Stock are redeemed or converted to Class A Common Stock.

      On September 13, 2000 AIMCO issued 1,904,762 shares of newly created Class O Preferred Stock to an institutional investor in a sale effected under AIMCO's shelf registration statement. The proceeds of $100 million were contributed by AIMCO to the Partnership in exchange for 1,904,762 Class O Preferred Units and were used to repay certain indebtedness and for working capital. The Class O Preferred Units are redeemed or converted to Common OP Units when the shares of Class O Preferred Stock are redeemed or converted to Class A Common Stock.

      In the three months ended September 30, 2000, the Partnership completed tender offers for limited partnership interests resulting in the issuance of 15,000 Class Two Partnership Preferred Units.

      In January 2000, the Company acquired Merrill House, a 159 unit apartment community for approximately $12.2 million, including the issuance of 205,937 Class Four Partnership Preferred Units valued at $5.2 million. During June 2000, 24,235 of the 205,937 Class Four Partnership Preferred Units issued were exchanged for cash and retired pursuant to the provisions of the purchase agreement. During July 2000, 3,445 of the remaining 181,702 Class Four Partnership Preferred Units issued were exchanged for cash and retired pursuant to the provisions of the purchase agreement.

      In September 2000, the Company acquired five apartment properties, with a combined total of 1,013 units for approximately $55 million, including the issuance of 807,016 Class Six Partnership Preferred Units valued at $20.2 million.

      During the three months ending September 30, 2000 the Company completed tender offers for limited partnership interests resulting in the issuance of 58,373 Common Units.

      All of the foregoing issuances of partnership units were made in private placement transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report (1):

EXHIBIT
NUMBER		DESCRIPTION

10.1	-	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000

10.2	-	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000

10.3	-	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000

10.4	-	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000

10.5	-	Interim Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders. (Exhibit (d) to AIMCO's Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference.)

10.6	-	Second Amended and Restated Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America, N.A. and several other lenders. (Exhibit (e) to AIMCO's Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference.)

10.7	-	Intercreditor and Subordination Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America, N.A. and several other lenders. (Exhibit (f) to AIMCO's Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference.)

27.1	-	Financial Data Schedule

99.1	-	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K for the quarter ended September 30, 2000:

During the quarter for which this report is filed, AIMCO Properties, L.P. filed its Current Report on Form 8-K, dated September 20, 2000, relating to the acquisition by AIMCO Properties, L.P. and Apartment Investment and Management Company of all the stock of certain affiliates of Oxford Realty Financial Group, Inc. which own and control 167 apartment communities.

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

Date: November 14, 2000

EXHIBIT INDEX(1)

EXHIBIT
NUMBER		DESCRIPTION

10.1	-	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000

10.2	-	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000

10.3	-	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000

10.4	-	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000

10.5	-	Interim Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders. (Exhibit (d) to AIMCO's Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference.)

10.6	-	Second Amended and Restated Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America, N.A. and several other lenders. (Exhibit (e) to AIMCO's Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference.)

10.7	-	Intercreditor and Subordination Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America, N.A. and several other lenders. (Exhibit (f) to AIMCO's Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference.)

27.1	-	Financial Data Schedule

99.1	-	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.