Form 10-K405
period 2000-12-31
AIMCO PROPERTIES LP
filed 2001-04-02
CIK 926660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-24497
AIMCO Properties, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, CO (Address of principal executive offices)	84-1275621 (I.R.S. Employer Identification No.) 80222-7900 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 757-8101
Securities Registered Pursuant to Section 12(b) of the Act:

Not Applicable	Not Applicable

(Title of each class to be so registered)	(Name of each exchange on which each class to be registered)

Securities registered pursuant to Section 12(g) of the Act:

Partnership Common Units

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 8, 2001, there were 79,860,514 Partnership Common Units outstanding.

Documents Incorporated by Reference

None

PART I
ITEM 1. Business
2000 Developments
Financial Information About Industry Segments
Operating and Financial Strategies
Growth Strategies
Property Management Strategies
Taxation of the Partnership
Taxation of AIMCO
Competition
Regulation
Insurance
Employees
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Unitholders
PART II
ITEM 5. Market Price of and Distributions on the Registrant’s Common Units and Related Unitholder Matters.
ITEM 6. Selected Financial Data
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Unit Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
PART IV
ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
EX-23.1 Consent of Ernst & Young LLP
EX-99.1 Agreement-Disclosure of Long-Term Debt

AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2000

PART I

ITEM 1. Business

      AIMCO Properties, L.P. (together with its subsidiaries and other controlled entities, the “Partnership” (and together with entities in which the Partnership has a controlling financial interest, the “Company”)), is a Delaware limited partnership organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”), and is engaged in the ownership, acquisition, redevelopment, expansion, and management of multi-family apartment properties. The term of the Partnership commenced on May 16, 1994, and will continue until December 31, 2093, unless the Partnership is dissolved sooner pursuant to the provisions of the Third Amended and Restated Agreement of Limited Partnership, dated as of July 29, 1994 (the “Partnership Agreement”), or as otherwise provided by the Act. The Partnership is the operating partnership of Apartment Investment and Management Company, a Maryland corporation (“AIMCO”). AIMCO-GP, Inc., a Delaware corporation and a wholly owned subsidiary of AIMCO (the “General Partner”), is the sole general partner of the Partnership, and another wholly owned subsidiary of AIMCO, AIMCO-LP, Inc., a Delaware corporation (the “Special Limited Partner”), is a limited partner in the Partnership. As of December 31, 2000, AIMCO held an approximate 91% interest in the Partnership. AIMCO, which was formed on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”) that does not have any material assets or operations other than its interest in the Partnership.

      Based on apartment unit data compiled by the National Multi Housing Council, the Partnership believes that, as of December 31, 2000, it was the largest owner and manager of multi-family apartment properties in the United States. As of December 31, 2000, the Company owned or managed 326,289 apartment units in 1,720 properties located in 47 states, the District of Columbia and Puerto Rico, as follows:

•	owned or controlled (consolidated) 153,872 units in 566 apartment properties;

•	held an equity interest in (unconsolidated) 111,748 units in 683 apartment properties; and

•	managed 60,669 units in 471 apartment properties for third party owners and affiliates.

By virtue of its aggregate 91% interest in the Partnership and its control of the General Partner, AIMCO has the ability to control all of the day-to-day operations of the Partnership. Moreover, by virtue of its ownership interest in the Partnership and the General Partner, AIMCO is able to approve amendments to the Partnership Agreement without the approval of any other limited partners of the Partnership, except for certain amendments that require the approval of all of the limited partners. AIMCO conducts substantially all of its operations through the Partnership. From time to time, the Company has formed corporations (the “Management Companies”) in which the Partnership holds non-voting preferred stock and 100% of the voting stock is owned by certain of the Company’s executive officers (or entities controlled by them), including Messrs. Considine and Kompaniez. The Management Companies were formed to engage in businesses generally not permitted to be engaged in by AIMCO under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

      The Company’s principal executive offices are located at 2000 South Colorado Blvd., Tower Two, Suite 2-1000, Denver, Colorado 80222-7900 and its telephone number is (303) 757-8101.

2000 Developments

   Individual Property Acquisitions

      The Company directly acquired 12 apartment properties in separate transactions during 2000. The aggregate consideration paid by the Company of $136.5 million consisted of $42.7 million in cash, $26.4 million in Partnership Preferred Units (“Preferred Units”), $6.8 million in Partnership Common Units (“OP Units”) and the assumption of $60.6 million of secured long-term indebtedness. As part of these acquisitions, the Company has also determined to undertake $4.8 million of initial capital enhancements related to these properties.

   Acquisition of Oxford Properties

      On September 20, 2000, the Company completed the purchase of all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of Oxford Realty Financial Group, Inc. (“ORFG”) in Oxford entities, including ORFG, which own interests in and control the Oxford properties for $266 million in cash and $62 million in OP Units valued at $45 per unit. In addition to the cash and securities, the Company assumed liabilities and incurred transaction costs of $861 million, resulting in a total purchase price of $1,189 million. The Oxford properties are 167 apartment communities including 36,949 units, located in 18 states. The Company, through an affiliate, previously managed 165 of the 167 Oxford properties pursuant to long-term contracts and was previously a stockholder in certain of the entities. In addition to the Oxford properties, the Company acquired the entity that owns the managing general partner of Oxford Tax Exempt Fund II Limited Partnership (“OTEF”) and acquired approximately a 40% interest in the non-managing general partner of OTEF. The Partnership, together with NHP Management Company and AIMCO/Bethesda Holdings, Inc., borrowed $279 million to pay the cash portion of the purchase price for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc., and several other lenders, pursuant to a term loan with a total availability of $302 million.

   Tender Offers

      During 2000, the Company acquired limited partnership interests in various partnerships in which affiliates of the Company served as general partner. The Company paid approximately $195 million in cash, OP Units and Preferred Units to acquire these limited partnership interests.

   Property Dispositions

      In 2000, the Company sold 64 apartment properties, 11 commercial properties and 4 land parcels for an aggregate sales price of approximately $573.5 million. Net cash proceeds to the Company from the sales of $154.5 million were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The results of operations of 47 of these properties were accounted for by the Company under the equity method.

   Debt Assumptions and Financings

      In August 1999, AIMCO and the Partnership closed a $300 million revolving credit facility arranged by Bank of America, N.A., Fleet National Bank (successor to BankBoston, N.A.) and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. Of the $55 million potential expansion, $5 million was expanded on April 14, 2000 bringing the total availability to $350 million. In September 2000, the credit facility was amended and restated. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the ownership interests of the Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase Beneficial Assignee Interests (“BACs”) in OTEF. Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at the option of any of the Partnership, NHP Management Company or AIMCO/Bethesda Holdings, Inc. for a term of one year. The annual interest rate under the new credit facility is based on either LIBOR or a base rate, which is the higher of Bank of America’s reference rate or 0.50% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 2000 was 9.16%. The amount available under the credit facility at December 31, 2000 was $95.3 million, less $1.2 million for outstanding letters of credit.

      The Partnership borrowed $279 million to pay the cash portion of the purchase price for AIMCO’s acquisition of all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of ORFG from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders pursuant to a term loan with a total availability of $302 million. Transaction costs (including advisory fees) incurred on the term loan were $9.4 million. The borrowers under the term loan are the Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the term loan are secured by a first priority pledge of the ownership interests of the Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P. in certain subsidiaries of AIMCO and certain options to purchase Beneficial

Assignee Interests (“BACs”) in OTEF and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the term loan is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 4.0% and 5.0% in the case of LIBOR-based loans, and between 1.0% and 2.0% in the case of base rate loans, based upon the number of months the loan is outstanding. The term loan expires in July 2002. The financial covenants contained in the term loan require the Partnership to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.50 to 1.0. In addition, the term loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The term loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. The total amount outstanding under the term loan at December 31, 2000 was $137 million, of which $74 million is classified as secured short-term financing of the Company, and the remainder is a liability of unconsolidated subsidiaries and, therefore, is included in investment in unconsolidated subsidiaries. Effective January 1, 2001, in connection with the REIT Modernization Act, the remaining liability of $63 million will be consolidated.

      During the year ended December 31, 2000, the Company issued $636.0 million of long-term, fixed-rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 7.5%. Each of the notes is individually secured by one of 107 properties with no cross-collateralization. The net proceeds after transaction costs of $625.5 million were used to repay existing debt. During the year ended December 31, 2000, the Company also assumed $60.6 million of long-term, fixed-rate, fully amortizing notes payables with a weighted average interest rate of 7.5% in connection with the acquisition of properties. Each of the notes is individually secured by one of 12 properties with no cross-collateralization.

   Equity Offerings

      The Partnership Agreement requires that, whenever AIMCO issues shares of its Class A Common Stock or its preferred stock, the proceeds from such issuances are contributed to the Partnership in exchange for an equal number of OP Units or Preferred Units, respectively. In 2000, AIMCO issued $230.0 million of preferred stock in three direct placements yielding $227 million of net proceeds. The total proceeds were contributed by AIMCO to the Partnership in exchange for similar classes of preferred units that have the same respective terms as the preferred stock detailed below. These transactions are summarized below:

			Number	Total Proceeds	Dividend or
			of	in	Distribution
Transaction	Type	Date	Shares	Millions	Rate

Class M Convertible Cumulative Preferred Stock of AIMCO	Direct	Jan. 2000	1,200,000	$30.0	(1)

Class N Convertible Cumulative Preferred Stock of AIMCO	Direct	Sept. 2000	4,000,000	100.0	(2)

Class O Cumulative Convertible Preferred Stock of AIMCO	Direct	Sept. 2000	1,904,762	100.0	(3)

GROSS PROCEEDS IN 2000				$230.0

(1)	For the period beginning January 13, 2000 through and including January 13, 2003, the holder of the Class M Preferred Stock is entitled to receive, when and as declared by the Board of Directors, annual cash dividends in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the $25.00 liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock (or a portion thereof) into which a share of Class M Preferred Stock is convertible. Beginning with the third anniversary of the date of original issuance, the holder of Class M Preferred Stock is entitled to receive an amount per share equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the $25.00 liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Preferred Stock is convertible. The 1.2 million shares of Class M Convertible Cumulative Preferred Stock outstanding are convertible into approximately 0.7 million shares of AIMCO Class A Common Stock. The Class M Preferred Units held by AIMCO have substantially similar terms as AIMCO Class M Preferred Stock. Distributions are made on the Class M Preferred Units at the same time and in the same amount as dividends paid on AIMCO Class M Preferred Stock. The Class M Preferred Units are senior to the Common OP Units as to distributions and liquidations.

(2)	Dividends on the Class N Preferred Stock are paid in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% per annum of the $25.00 liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock (or a portion thereof) into which a share of Class N Preferred Stock is convertible. Dividends are paid on the Class N Preferred Stock quarterly, beginning on October 1, 2000 (the initial dividend paid on the Class N Preferred Stock was $0.10 per share). The 4.0 million shares of Class N Convertible Cumulative Preferred Stock outstanding are convertible into approximately 1.9 million shares of AIMCO Class A Common Stock. The Class N Preferred Units held by AIMCO have substantially similar terms as AIMCO Class N Preferred Stock. Distributions are made on the Class N Preferred Units at the same time and in the same amount as dividends paid on AIMCO Class N Preferred Stock. The Class N Preferred Units are senior to the Common OP Units as to distributions and liquidations.

(3)	Dividends on the Class O Preferred Stock are paid in an amount per share equal to the greater of (i) $4.725 per year (equivalent to 9% per annum of the $52.50 liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock (or a portion thereof) into which a share of Class O Preferred Stock is convertible. Dividends are paid on the Class O Preferred Stock quarterly, beginning on October 1, 2000 (the initial dividend paid on the Class O Preferred Stock was $0.21 per share). The 1.9 million shares of Class O Cumulative Convertible Preferred Stock outstanding are convertible into approximately 1.9 million shares of AIMCO Class A Common Stock. The Class O Preferred Units held by AIMCO have substantially similar terms as AIMCO Class O Preferred Stock. Distributions are made on the Class O Preferred Units at the same time and in the same amount as dividends paid on AIMCO Class O Preferred Stock. The Class O Preferred Units are senior to the Common OP Units as to distributions and liquidations.

   Pending Acquisitions and Dispositions

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

      The Company is currently marketing for sale certain real estate properties in order to sell properties in the portfolio that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). The Company does not expect to incur any material losses with respect to the sales of the properties.

   OTEF Merger

      On November 29, 2000, AIMCO and OTEF entered into a merger agreement pursuant to which OTEF would merge with a subsidiary of the Partnership. The merger closed on March 26, 2001. The Partnership owns all of the outstanding BACs in OTEF. In connection with the Oxford acquisition, AIMCO acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. After the merger, the Company’s partnership interests in OTEF reflects a 1% general partner interest held by OTEF’s managing general partner and a 99% limited partner interest held by the Partnership. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, the majority of which are owned by affiliates of OTEF, including Oxford entities.

In the merger, each BAC was converted into the right to receive 0.299 shares of AIMCO’s Class A Common Stock and 0.547 shares of AIMCO’s Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”). In addition, the BAC holders received a special distribution of $50 million or $6.21 per BAC. The holders of the Class P Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cash dividends in an amount per share equal to the greater of (i) a quarterly dividend payment of $0.5625 or (ii) the cash dividends declared on the number of shares of AIMCO Class A Common Stock into which a share of Class P Preferred Stock is convertible. Each share of Class P Preferred Stock is convertible at the option of the holder into 0.4464 shares of AIMCO Class A Common Stock. The initial conversion ratio was in excess of the fair market value of the common stock on the commitment date. The Class P Preferred Stock is senior to the AIMCO Class A Common Stock as to dividends and liquidation. Upon liquidation, dissolution, or winding up of AIMCO, before payment or distribution by AIMCO to any holders of the AIMCO Class A Common Stock, the holders of the Class P Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. The Class P

Preferred Units issued to AIMCO have substantially similar terms as the Class P Preferred Stock.

Contribution and Management Agreement

      In order to maintain AIMCO’s qualification as a REIT under the Internal Revenue Code, AIMCO has acquired, and may in the future acquire, an interest in entities in which the Partnership does not own any interest (the “QRSs”). AIMCO and the Partnership have entered into a Contribution and Management Agreement (the “Management Agreement”), pursuant to which the Partnership has acquired from AIMCO, in exchange for interests in the Partnership, the economic benefits of the assets owned by the QRSs, and AIMCO has granted the Partnership certain rights with respect to the assets owned by the QRSs. Under the Management Agreement, the Partnership has a right of first refusal to acquire the assets owned by the QRSs for no additional consideration. Under the Management Agreement, AIMCO is obligated to contribute to the Partnership all dividends, distributions, and other proceeds received from the QRSs (excluding distributions received in respect of any interest in the Partnership). Properties owned by the QRSs and properties in which the QRSs have ownership interests are included in the consolidated financial statements of the Partnership pursuant to the Management Agreement.

Financial Information About Industry Segments

      The Company operates in one industry segment, the ownership, operation and management of a diversified portfolio of apartment properties. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information relating to the Company. See Footnote 21 for discussion of sources of revenues from the various components of the Company’s operations.

Operating and Financial Strategies

      The Company strives to meet its objective of providing long-term, predictable Funds From Operations (“FFO”) per OP Unit, less an allowance for capital replacements of $300 per apartment unit, by implementing its operating and financing strategies which include the following:

•	Acquisition of Properties at Less Than Replacement Cost. The Company attempts to acquire properties at a significant discount to their replacement cost.

•	Geographic Diversification. The Company operates in 47 states, the District of Columbia and Puerto Rico. This geographic diversification insulates the Company, to some degree, from inevitable downturns in any one market. The Company’s net income before depreciation and interest expense is earned in more than 164 local markets. In 2000, the largest single market (Washington D.C. Metro area) contributed 8.3% to net income before depreciation and interest expense, and the five largest markets contributed 30.9%.

•	Market Growth. The Company seeks to operate in markets where population and employment growth are expected to exceed the national average and where it believes it can become a regionally significant owner or manager of properties.

•	Product Diversification. The Company’s portfolio of apartment properties spans a wide range of apartment community types, both within and among markets, including garden and high-rise apartments, as well as corporate and student housing.

•	Capital Replacement. The Company believes that the physical condition and amenities of its apartment communities are important factors in its ability to maintain and increase rental rates. The Company allocates approximately $300 annually per owned apartment unit for capital replacements, and reserves unexpended amounts for future capital replacements.

•	Debt Financing. The Company’s strategy is generally to incur debt to increase its return on equity while maintaining acceptable interest coverage ratios. The Company seeks to maintain a ratio of free cash flow to combined interest expense and Preferred Unit distributions of between 2:1 and 3:1 and to match debt maturities to the character of the assets financed. For the year ended December 31, 2000, the Company was within these targets. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing to fund acquisitions and generally expects to refinance such borrowings with proceeds from equity offerings or long-term debt financings. As of December 31, 2000, approximately 8% of the Company’s outstanding debt was short-term debt and 92% was long-term debt.

•	Dispositions. While the Company holds all its properties for investment, the Company sells properties when they do not meet its return on investment criteria or are located in areas where the Company does not believe that the long-term values justify the continued investment in the properties.

•	Distribution Policy. The Partnership pays distributions on its OP Units to distribute a significant portion of its profitability to its OP Unitholders. The Partnership distributed 59.9%, 61.3% and 65.7% of FFO to holders of OP Units for the years ended December 31, 2000, 1999 and 1998, respectively. It is the present policy of the Board of Directors of AIMCO, as General Partner, to increase the distribution annually in an amount equal to one-half of the projected increase in FFO, adjusted for capital replacements, subject to minimum distribution requirements applicable to REITs.

Growth Strategies

      The Company seeks growth through two primary sources — internal expansion and acquisitions.

   Internal Growth Strategies

      The Company pursues internal growth primarily through the following strategies:

•	Revenue Increases. The Company increases rents where feasible and seeks to improve occupancy rates.

•	Controlling Expenses. Cost reductions are accomplished by local focus on the regional operating center level and by exploiting economies of scale. As a result of the size of its portfolio and its creation of regional concentrations of properties, the Company has the ability to leverage fixed costs for general and administrative expenditures and certain operating functions, such as insurance, information technology and training, over a large property base.

•	Redevelopment of Properties. The Company believes redevelopment of selected properties in superior locations provides advantages over development of new properties. The Company believes that redevelopment generally allows the Company to maintain rents comparable to new properties and, compared to development of new properties, can be accomplished with relatively lower financial risk, in less time and with reduced delays due to governmental regulation.

•	Expansion of Properties. The Company believes that expansion within or adjacent to properties already owned or managed by the Company also provides growth opportunities at lower risk than new development. Such expansion can offer cost advantages to the extent common area amenities and on-site management personnel can service the property expansions. The Company’s current policy is to limit redevelopments and expansions to approximately 10% of total equity market capitalization.

•	Ancillary Services. The Company believes that its ownership and management of properties provides it with unique access to a customer base that allows it to provide additional services and thereby increase occupancy, increase rents and generate incremental revenue. The Company currently provides cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

   Acquisition Strategies

      The Company believes its acquisition strategies will increase profitability and predictability of earnings by increasing its geographic diversification, economies of scale and opportunities to provide ancillary services to tenants at its properties. Since AIMCO’s initial public offering in July 1994, the Company has completed numerous acquisitions, expanding its portfolio of owned or managed properties from 132 apartment properties with 29,343 units to 1,720 apartment properties with 326,289 units as of December 31, 2000. The Company acquires additional properties primarily in three ways:

•	Direct Acquisitions. The Company may directly, including through mergers and other business combinations, acquire individual properties or portfolios of properties and controlling interests in entities that own or control such properties or portfolios. To date, a significant portion of the Company’s growth has resulted from the acquisition of other companies that owned or controlled properties.

•	Acquisition of Managed Properties. The Company believes that its property management operations have contributed to its acquisition activities. Since AIMCO’s initial public offering, the Company has acquired from its managed portfolio 16 properties comprising 5,697 units for total consideration of $189.9 million. In addition, the Company acquired interests in 167 Oxford properties comprising 36,949 units for a total purchase price of $1,189 million.

•	Increasing its Interest in Partnerships. For properties where the Company owns a general partnership interest in the property-owning partnership, the Company may seek to acquire, subject to its fiduciary duties, the interests in the partnership held by third parties for cash or, in some cases, in exchange for OP Units. The Company has completed approximately 1,800 tender offers with respect to various partnerships and has purchased additional interests in such partnerships for cash and for OP Units.

Property Management Strategies

      The Company seeks to improve the operating results from its property management business by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. Currently, the Company’s management operations are organized into 25 regional operating centers. Each of the regional operating centers is supervised by a Regional Vice-President.

Taxation of the Partnership

      The Partnership is treated as a “pass-through” entity for Federal income tax purposes and is not itself subject to Federal income taxation. Each partner of the partnership, however, is subject to tax on his allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits (“Partnership Tax Items”) for each taxable year during which he is a partner, regardless of whether he receives any actual distributions of cash or other property from the Partnership during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by the Partnership, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the partnership agreement. AIMCO, the General Partner, is the “tax matters partner” of the Partnership for Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of the Partnership with respect to tax matters.

Taxation of AIMCO

      AIMCO has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1994, and the Company intends to continue to operate in such a manner. AIMCO’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.

      If AIMCO qualifies for taxation as a REIT, it will generally not be subject to U.S. federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from investment in a corporation. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. federal income and excise taxes on its undistributed income.

      If in any taxable year AIMCO fails to qualify as a REIT and incurs additional tax liability, AIMCO may need to borrow funds or liquidate certain investments in order to pay the applicable tax and the Company would not be compelled to make distributions under the Internal Revenue Code. Unless entitled to relief under certain statutory provisions, AIMCO would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although AIMCO currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause AIMCO to fail to qualify as a REIT or may cause the Board of Directors to revoke AIMCO’s REIT election.

      AIMCO and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of AIMCO and its stockholders may not conform to the U.S. federal income tax treatment.

Competition

      There are numerous housing alternatives that compete with the Company’s properties in attracting residents. The Company’s properties compete directly with other multi-family rental apartments and single family homes that are available for rent or purchase in the markets in which the Company’s properties are located. The Company’s properties also compete for residents with new and existing condominiums. The number of competitive properties in a particular area could have a material effect on the Company’s ability to lease apartment units at its properties and on the rents charged. The Company competes with numerous real estate companies in acquiring, developing and managing multi-family apartment properties and seeking tenants to occupy its properties. In addition, the Company competes with numerous property management companies in the markets where the properties managed by the Company are located.

Regulation

   General

      Multi-family apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Company’s cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

   Laws Benefiting Disabled Persons

      Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Company’s properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Company believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

   Regulation of Affordable Housing

      As of December 31, 2000, the Company owned or controlled 59 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. The Company also held an equity interest in 428 properties with a combined average ownership percentage of 28% and managed for third parties and affiliates 298 properties that benefit similarly. These programs, which are usually administered by the United States Department of Housing and Urban Development (“HUD”) or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. The Company must obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted or HUD-insured property. This approval process is commonly referred to as “2530 Clearance.”

   Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate hazardous substances may adversely affect occupancy at contaminated apartment communities and the ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at a disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire or manage in the future.

Insurance

      Management believes that the Company’s properties are covered by adequate fire, earthquake, hurricane, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Employees

      The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company, through the Partnership and the Management Companies, has approximately 9,500 employees, most of whom are employed at the property level. Certain of its employees are represented by unions. The Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2. Properties

      The Company’s properties are located in 47 states, Puerto Rico and the District of Columbia. The properties are managed by four Division Vice-Presidents controlling 25 regional operating centers. The following table sets forth information for the regional operating centers as of December 31, 2000:

		Number of	Number of
Regional Operating Center	Division	Properties	Units

Chicago, IL	Far West	62	12,414

Denver, CO	Far West	78	12,528

Kansas City, MO	Far West	76	11,255

Los Angeles, CA	Far West	98	15,623

Lansing, MI	Far West	41	8,851

Phoenix, AZ	Far West	58	13,942

		413	74,613

Allentown, PA	East	92	12,283

Columbia, SC	East	76	14,590

Greenville, SC	East	95	13,319

Philadelphia, PA	East	40	12,734

Rockville I, MD	East	39	12,761

Rockville II, MD	East	53	8,838

Tarrytown, NY	East	58	9,178

		453	83,703

Atlanta, GA	Southeast	58	11,020

Boca Raton, FL	Southeast	56	13,019

Mobile, AL	Southeast	67	11,554

Nashville, TN	Southeast	68	13,409

Orlando, FL	Southeast	62	11,793

Tampa, FL	Southeast	57	13,070

		368	73,865

Austin, TX	West	58	10,543

Columbus, OH	West	59	10,504

Dallas I, TX	West	42	8,821

Dallas II, TX	West	63	12,730

Houston, TX	West	61	14,562

Indianapolis, IN	West	61	16,247

		344	73,407

Properties not currently managed by the Company		142	20,701

		1,720	326,289

      At December 31, 2000, the Company owned or controlled 566 properties containing 153,872 units. These owned or controlled properties contain, on average, 272 apartment units, with the largest property containing 2,907 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. In addition, at December 31, 2000, the Company held an equity interest in 683 properties containing 111,748 units, and managed 471 other properties containing 60,669 units. The Company’s total portfolio of 1,720 properties contain, on average, 190 apartment units, with the largest property containing 2,907 apartment units.

      Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness or serve as collateral for the Company’s indebtedness. At December 31, 2000, the Company had aggregate mortgage indebtedness totaling $4,031.4 million, which was secured by 537 properties with a combined net book value of $6,054.6 million, having an aggregate weighted average interest rate of 7.89%. As of December 31, 2000, approximately 8% of the Company’s outstanding debt was short-term debt and 92% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Company’s indebtedness.

ITEM 3. Legal Proceedings

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

   Limited Partnerships

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole. The Company may incur costs in connection with the defense or settlement of such litigation, which could adversely affect the Company’s desire or ability to complete certain transactions or otherwise have a material adverse effect on the Company and its subsidiaries.

   Pending Investigations of HUD Management Arrangements

      In July 1999, The National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or the Company or, to NHP’s or the Company’s knowledge, any owner of a HUD property managed by NHP. The Company believes that NHP’s operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. The Company is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company’s future results of operations or cash flow.

ITEM 4. Submission of Matters to a Vote of Unitholders

      None.

PART II

ITEM 5. Market Price of and Distributions on the Registrant’s Common Units and Related Unitholder Matters

      There is no public market for the OP Units, and the Partnership does not intend to list the OP Units on any securities exchange. In addition, the Partnership Agreement restricts the transferability of OP Units. The following table sets forth the cash distributions per OP Unit during the years ended December 31, 2000 and 1999.

	Year Ended
	December 31,

	2000	1999

1st Quarter	$0.700	$0.625

2nd Quarter	0.700	0.625

3rd Quarter	0.700	0.625

4th Quarter	0.700	0.625

      On March 8, 2001, there were 79,860,514 OP Units outstanding, held by 1,663 Unitholders of record.

      During the year ended December 31, 2000, the Partnership issued 2.2 million OP Units and 1.2 million Preferred Units in transactions to acquire real estate property or interests in real estate property. Each of these transactions was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof or Regulation D thereunder.

      During the year ended December 31, 2000, the Partnership issued to AIMCO, in exchange for cash, 1,200,000 Class M Preferred Units, 4,000,000 Class N Preferred Units and 1,904,762 Class O Preferred Units. All the proceeds were used to repay indebtedness or for general corporate purposes. Each of these transactions was also exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or Regulation D thereunder.

ITEM 6. Selected Financial Data

      The following selected financial data for the Company is based on audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	For the Year Ended December 31,

	2000	1999 (1)	1998 (1)	1997 (1)	1996 (1)

OPERATING DATA:

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$1,051,000	$531,883	$373,963	$193,006	$100,516

Property operating expenses	(426,177)	(213,064)	(145,966)	(76,168)	(38,400)

Owned property management expenses	(13,663)	(1,543)	(1,878)	(1,353)	(324)

Depreciation	(323,321)	(131,257)	(83,908)	(37,741)	(19,556)

Income from rental property operations	287,839	186,019	142,211	77,744	42,236

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	49,692	37,799	19,396	10,033	5,945

Management and other expenses	(37,509)	(17,033)	(16,960)	(10,961)	(6,150)

Amortization of intangibles	(6,698)	(14,297)	(8,735)	(948)	(500)

Income (loss) from service company business	5,485	6,469	(6,299)	(1,876)	(705)

General and administrative expenses	(7,813)	(12,016)	(10,336)	(5,396)	(1,512)

Interest expense	(269,826)	(139,124)	(88,208)	(51,385)	(24,802)

Interest income	66,241	54,782	28,170	8,676	523

Equity in earnings (losses) of unconsolidated real estate partnerships	7,618	(2,588)	(2,665)	(1,798)	—

Equity in earnings (losses) of unconsolidated subsidiaries	(2,290)	(4,595)	6,284	3,273	—

Loss from IPLP exchange and assumption	—	(684)	(2,648)	—	—

Minority interest in other entities	(3,872)	(5,788)	(1,868)	1,008	(111)

Income from operations	83,382	82,475	64,641	30,246	15,629

Gain (loss) on disposition of properties	26,335	(1,785)	4,287	2,720	44

Income before extraordinary item	109,717	80,690	68,928	32,966	15,673

Extraordinary item — early extinguishment of debt	—	—	—	(269)	—

Net income	$109,717	$80,690	$68,928	$32,697	$15,673

OTHER INFORMATION:

Total owned or controlled properties (end of period)	566	373	234	147	94

Total owned or controlled apartment units (end of period)	153,872	106,148	61,672	40,039	23,764

Total equity properties (end of period)	683	751	902	515	18

Total equity apartment units (end of period)	111,748	133,113	171,657	83,431	3,611

Units under management (end of period)	60,669	124,201	146,034	69,587	15,439

Basic earnings per OP Unit	$0.53	$0.39	$0.80	$1.09	$1.05

Diluted earnings per OP Unit	$0.52	$0.38	$0.78	$1.08	$1.04

Distributions paid per OP Unit	$2.80	$2.50	$2.25	$1.85	$1.70

BALANCE SHEET INFORMATION:

Real estate, before accumulated depreciation	$7,012,452	$4,512,697	$2,771,169	$1,657,207	$865,222

Real estate, net of accumulated depreciation	6,099,694	4,096,705	2,543,014	1,503,922	745,145

Total assets	7,699,174	5,684,251	4,186,764	2,100,510	827,673

Total indebtedness	4,360,115	2,584,289	1,601,730	808,530	522,146

Redeemable partnership units	—	—	—	197,086	96,064

Mandatorily redeemable convertible preferred securities	32,330	149,500	149,500	—	—

Partners’ Capital	2,831,964	2,486,889	2,153,335	960,176	178,462

(1)	Certain reclassifications have been made to 1999, 1998, 1997 and 1996 amounts to conform with the 2000 presentation. These reclassifications represent certain eliminations of self-charged management fee income and expenses in accordance with consolidation accounting principles.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and other filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, AIMCO’s continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission.

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

Results of Operations

      Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

Net Income

      The Company recognized net income of $109.7 million, and net income attributable to holders of OP Units of $39.5 million, for the year ended December 31, 2000, compared to net income and net income attributable to holders of OP Units of $80.7 million and $26.5 million, respectively, for the year ended December 31, 1999. Net income attributable to holders of OP Units represents net income less distributions on Preferred Units.

      The following paragraphs discuss the results of operations in detail.

   Consolidated Rental Property Operations

      The increases in consolidated rental property operations resulted from improved same store sales results, acquisitions of properties in 2000 and 1999, and the purchase of limited partnership interests from unaffiliated third parties, which gave the Company a controlling interest in partnerships owning 201 properties in 2000.

      Consolidated rental and other property revenues from the Company’s owned and controlled properties totaled $1,051.0 million for the year ended December 31, 2000, compared to $531.9 million for the year ended December 31, 1999, an increase of $519.1 million, or 97.6%. Of the $519.1 million increase, 92.4% was related to the purchase of controlling interests in limited partnerships owning 201 properties, which resulted in these properties being consolidated during 2000, 4.9% was due to improved same store sales and the remaining 2.7% was due to acquisitions of properties in 2000 and 1999.

      Consolidated property operating expenses totaled $426.2 million for the year ended December 31, 2000, compared to $213.1 million for the year ended December 31, 1999, an increase of $213.1 million, or 100.0%.

The purchase of controlling interests in limited partnerships owning 201 properties, which resulted in these properties being consolidated during 2000, contributed 89.0% of the increase; 3.6% was due to same store sales increases and the remaining 7.4% was due to acquisitions of properties in 2000 and 1999. Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance. The Company believes that energy costs will not have a material adverse effect on its results of operations.

      Consolidated owned property management expenses, representing the costs of managing the Company’s owned or controlled properties, totaled $13.7 million for the year ended December 31, 2000, compared to $1.5 million for the year ended December 31, 1999, an increase of $12.2 million. The increase was due to the purchase of controlling interests in limited partnerships owning 201 properties, which resulted in these properties being consolidated in 2000.

   Consolidated Service Company Business

      Income from the consolidated service company business was $5.5 million for the year ended December 31, 2000, compared to $6.5 million for the year ended December 31, 1999, a decrease of $1.0 million or 15.4%. Before consideration of the intercompany allocation of general and administrative expenses and the non-cash charge for the amortization of intangibles, the income from the consolidated service company was comparable to the prior year. The decrease in the amortization of intangibles of $7.6 million was due to property management and asset management contract intangibles that were fully amortized in 1999. The increase in the allocation of general and administrative expenses to the consolidated service company is attributable to the increase in the consolidated properties, whereby the management fee revenue is included in the consolidated service company. Accordingly, the overhead costs associated with managing these properties were reallocated from general and administrative expenses to the consolidated service company to more closely align the expenses with the revenue from the operating activity.

   Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses before allocation (see allocation description above in consolidated service company business) totaled $18.1 million for the year ended December 31, 2000, compared to $14.2 million for the year ended December 31, 1999, an increase of $3.9 million, or 27.5%. The increase is due to additional professional fees incurred to support information technology enhancements and operational initiatives.

   Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred finance costs, totaled $269.8 million for the year ended December 31, 2000, compared to $139.1 million for the year ended December 31, 1999, an increase of $130.7 million or 94.0%. Of the $130.7 million increase, 46.3% was due to the Company acquiring controlling interests in partnerships owning 201 properties and the subsequent consolidation of these properties. Interest expense incurred in connection with the 2000 and 1999 acquisitions (including the Oxford acquisition) contributed 47.6% of the increase. The remaining 6.1% was due to increased usage of the Company’s credit facility.

   Consolidated Interest Income

      Consolidated interest income totaled $66.2 million for the year ended December 31, 2000, compared to $54.8 million for the year ended December 31, 1999, an increase of $11.4 million or 20.8%. The $66.2 million of interest income in 2000 consisted of recurring interest income of $39.8 million and accretion of loan discounts of $26.4 million. In 1999, the $54.8 million of interest income consisted of recurring interest income of $22.4 million and accretion of loan discounts of $32.4 million. Recurring interest income increased $17.4 million as a result of the following: during 2000, (i) the Company increased notes receivable from general partner loans by approximately $81.7 million, (ii) as a result of improved property operations certain of the outstanding notes receivable in the form of general partner loans remitted cash payments on a recurring basis. The combination of these factors resulted in $11.2 million of the increase in recurring interest income. The remaining recurring interest income increase of $6.2 million resulted from higher average cash balances maintained in money market and interest bearing accounts during 2000. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). The decrease in accretion of $6.0 million is due to fewer loans and fewer events allowing the Company to recognize accretion on certain discounted notes.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

      Equity in earnings of unconsolidated real estate partnerships totaled $7.6 million for the year ended December 31, 2000, compared to a loss of $2.6 million for the year ended December 31, 1999, an increase of $10.2 million. Of the $10.2 million increase, $2.1 million is due to acquisition of interests in Oxford properties and the remaining was due to the acquisition of equity interests in better performing multi-family apartment properties where the Company owns a general partnership interest.

   Equity in Earnings (Losses) of Unconsolidated Subsidiaries

      Equity losses from unconsolidated subsidiaries totaled $2.3 million for the year ended December 31, 2000, compared to $4.6 million for the year ended December 31, 1999, a decrease of $2.3 million or 50.0%. The decrease in the equity loss from unconsolidated subsidiaries is due to interest income earned on general partner notes acquired in 2000 through the acquisition of interests in the Oxford properties.

   Minority Interest in Other Entities

      Minority interest in other entities totaled $3.9 million for the year ended December 31, 2000, compared to $5.8 million for the year ended December 31, 1999, a decrease of $1.9 million. The decrease is due to the acquisition of additional interest in various partnerships owning properties that were consolidated in 2000, thereby reducing minority interest ownership.

   Gain (Loss) on Disposition of Properties

      Gain (loss) on disposition of properties totaled $26.3 million for the year ended December 31, 2000, compared to a gain (loss) of ($1.8) million for the year ended December 31, 1999, an increase of $28.1 million. The sales in both periods are of properties that are considered by management to be inconsistent with the Company’s long-term investment strategy.

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

      The following paragraphs discuss the results of operations in detail.

   Consolidated Rental Property Operations

      The increases in consolidated rental property operations resulted from improved same store sales results, acquisitions of properties in 1999 and 1998, and through the purchase of limited partnership interests from unaffiliated third parties that gave the Company a controlling interest in partnerships owning 125 properties in 1999.

      Consolidated rental and other property revenues from the Company’s owned and controlled properties totaled $531.9 million for the year ended December 31, 1999, compared to $374.0 million for the year ended December 31, 1998, an increase of $157.9 million, or 42.2%. Of the $157.9 million increase, 49.4% was related to the purchase of controlling interests in limited partnerships owning 125 properties, which resulted in these properties being consolidated in 1999, 4.3% was due to improved same store sales and the remaining 46.3% was due to acquisitions of properties in 1999 and 1998.

      Consolidated property operating expenses totaled $213.1 million for the year ended December 31, 1999, compared to $146.0 million for the year ended December 31, 1998, an increase of $67.1 million, or 46.0%. The purchase of controlling interests in limited partnerships owning 125 properties, which resulted in these properties being consolidated during 1999, contributed 47.0% of the increase; 11.4% was due to same store sales increases and the remaining 42.6% was due to acquisitions of properties in 1999 and 1998. Property operating expenses consist of on-site payroll costs, utilities (net of reimbursements received from tenants), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance.

      Consolidated owned property management expenses, representing the costs of managing the Company’s owned or controlled properties, remained consistent with $1.5 million for the year ended December 31, 1999, compared to $1.9 million for the year ended December 31, 1998, a decrease of $0.4 million, or 21.1%.

   Consolidated Service Company Business

      Income from the consolidated service company business was $6.5 million for the year ended December 31, 1999, compared to a loss of $6.3 million for the year ended December 31, 1998, an increase of $12.8 million. Management contracts acquired in the Company’s merger with Insignia Financial Group, Inc and Insignia Properties Trust that are held by the Company contributed 22.9% of the increase. The transfer of majority-owned management contracts from the unconsolidated management companies to the Company contributed another 49.1% of the change. When the Company owns at least a 40% interest in a real estate partnership, the management contract with that real estate partnership is assigned to the Partnership, increasing the amount of revenues recognized by the consolidated service company operations.

   Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses before allocation totaled $14.2 million for the year ended December 31, 1999, compared to $10.5 million for the year ended December 31, 1998, an increase of $3.7 million, or 35.2%. The increase in general and administrative expenses is primarily due to efforts to align expenses with the revenues they help generate. The results of these efforts increased the amount of expenses allocated to both consolidated and unconsolidated service company management expenses.

   Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred finance costs, totaled $139.1 million for the year ended December 31, 1999, compared to $88.2 million for the year ended December 31, 1998, an increase of $50.9 million or 57.7%. Interest expense incurred in connection with the 1999 and 1998 acquisitions contributed 52.5% of the increase. Another contributing factor was the consolidation of an additional 125 properties when control was obtained resulting in 22.5% of the increase from 1998.

   Consolidated Interest Income

      Consolidated interest income totaled $54.8 million for the year ended December 31, 1999, compared to $28.2 million for the year ended December 31, 1998, an increase of $26.6 million or 94.3%. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). The increase in interest income was due to the recognition of interest income that had previously been deferred and portions of the related discounts for certain discounted notes. As required by generally accepted accounting principles, based upon closed or pending transactions, market conditions, and improved operations of the obligor, the collectibility of such notes is now believed by management to be probable and the amounts and timing of collections are estimable.

Same Store Property Operating Results

      The Company defines “same store” properties as conventional apartment communities in which the Company owned greater than ten percent in the comparable periods of 2000 and 1999. Total portfolio includes same store properties plus acquisition properties and redevelopment properties. The following table summarizes the unaudited conventional rental property operations in 2000 and 1999, on a “same store” and a total portfolio basis (dollars in thousands):

	Same Store		Total Portfolio

	2000	1999	2000	1999

Properties	540	540	585	561

Apartment Units	148,069	148,069	162,329	155,287

Average Physical Occupancy	94.9%	95.0%	92.8%	92.0%

Average Rent Collected / Occupied Unit / Month	$646	$621	$651	$620

Revenues	$825,412	$786,795	$912,849	$812,773

Expenses	313,172	302,260	357,232	311,920

Net Operating Income	$512,240	$484,535	$555,617	$500,853

Funds From Operations

      The Company measures its economic profitability based on Funds From Operations (“FFO”), less a reserve for capital replacements of $300 per apartment unit. The Company’s management believes that FFO, less such a reserve, provides investors with an understanding of the Company’s ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as further adjusted for amortization of intangibles, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of distributions on Preferred Units. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

      For the years ended December 31, 2000, 1999 and 1998, the Company’s FFO is calculated as follows (amounts in thousands):

	2000	1999	1998

Net Income	$109,717	$80,690	$68,928

Real estate depreciation, net of minority interests	302,109	121,084	79,869

Real estate depreciation related to unconsolidated entities	59,360	104,754	34,765

Amortization of intangibles	12,068	36,731	26,177

Deferred tax provision	154	1,763	9,215

Interest expenses on mandatorily redeemable convertible preferred securities	8,869	6,892	—

Preferred Unit distributions	(26,112)	(33,265)	(20,837)

Diluted Funds From Operations before (gain) loss on disposition of properties	466,165	318,649	198,117

(Gain) loss on disposition of properties	(26,335)	1,785	(4,287)

Diluted Funds From Operations available to OP Units,

OP Unit equivalents	$439,830	$320,434	$193,830

Weighted average number of OP Units,

OP Unit equivalents outstanding:

OP Units	77,073	68,828	52,798

OP Unit equivalents	1,379	1,101	1,306

Preferred Units convertible into OP Units	13,054	8,602	2,463

	91,506	78,531	56,567

	2000	1999	1998

Cash flow provided by operating activities	$400,364	$254,380	$144,152

Cash flow used in investing activities	(546,481)	(243,078)	(342,541)

Cash flow provided by financing activities	201,628	37,470	214,133

Contribution to Free Cash Flow

      The Company seeks to improve funds from operations, less a reserve for capital replacements, on a per OP Unit basis. In this regard, in addition to the year-to-year comparative discussion, the Company has provided disclosure (see Footnote 21 in the accompanying Notes to Consolidated Financial Statements) on the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow from several components of the Company’s business, and a reconciliation of Free Cash Flow to FFO, less a reserve for capital replacements, and to net income for the year ended December 31, 2000 and 1999. The Company defines Free Cash Flow as FFO, less a reserve for capital replacements, plus interest expense and Preferred Unit distributions.

      The following table summarizes the contributors to the Company’s Free Cash Flow (in thousands)

	2000		1999

	Amount	Contr.%	Amount	Contr.%

Real estate	$598,826	86%	$433,740	84%

Service business	30,641	4%	36,013	7%

Interest income: recurring	42,274	6%	23,890	5%

Interest income: accretion of loan discount	26,409	4%	32,460	6%

Fee income	7,438	1%	4,903	1%

General and administrative expenses	(7,813)	(1)%	(12,016)	(3)%

Total Free Cash Flow	$697,775	100%	$518,990	100%

      Total Free Cash Flow contributed was $697.8 million and $519.0 million in 2000 and 1999, respectively, an increase of $178.8 million or 34.4%.

The real estate Free Cash Flow contribution was $598.8 million and $433.7 million in 2000 and 1999, respectively, an increase of $165.1 million or 38.1%. Real estate contribution to total Free Cash Flow increased to 86% in 2000 from 84% in 1999. The increase was due to improvements in property operations, acquisitions and tenders.

      The service business contributed $30.6 million (4%) and $36.0 million (7%) to Free Cash Flow in 2000 and 1999, respectively. The decreased contribution of $5.4 million, after consideration of the increase in the intercompany allocation of general administrative expenses of $8.2 million, was due to the establishment of the new Corporate Housing program and other product enhancements.

      Consolidated recurring interest income increased $17.4 million as a result of the following: during 2000, (i) the Company increased notes receivable from general partner loans by approximately $81.7 million, (ii) as a result of improved property operations certain of the outstanding notes receivable in the form of general partner loans remitted cash payments on a recurring basis. The combination of these factors resulted in $11.2 million of the increase in recurring interest income. The remaining consolidated recurring interest income increase of $6.2 million resulted from higher average cash balances maintained in money market and interest bearing accounts during 2000. The decrease in accretion of $6.0 million is due to fewer loans and fewer events allowing the Company to recognize accretion on certain discounted notes.

      Fees contributed $7.4 million (1%) and $4.9 million (1%) to Free Cash Flow in 2000 and 1999, respectively. Fees are earned on partnership sales, refinancings and other transactions. The increase in fee income is due to increased disposition fees received from the sale of 79 properties in 2000, compared to the fees received from the sale of 63 properties in 1999. The income received from refinancing fees also increased to $4.0 million in 2000, compared to $0.6 million in 1999. The Company considers fees and interest income from notes purchased at a discount as transactional. Together, the transactional contribution was $33.8 million (5%) and $37.4 million (7%) of Free Cash Flow contribution in 2000 and 1999.

      Contributions to conventional real estate Free Cash Flow for 2000 and 1999 before adjustment for minority interest were as follows (in thousands):

	2000		1999

	Amount	Contr.%	Amount	Contr.%

Average monthly rent greater than $900 per unit	$83,651	14%	$42,205	10%

Average monthly rent $800 to $900 per unit	62,613	10%	39,472	10%

Average monthly rent $700 to $800 per unit	72,533	12%	58,899	15%

Average monthly rent $600 to $700 per unit	165,512	27%	89,560	22%

Average monthly rent $500 to $600 per unit	163,196	27%	115,141	28%

Average monthly rent below $500 per unit	61,629	10%	58,516	15%

Total conventional real estate contribution to Free Cash Flow before adjustment for minority interest	$609,134	100%	$403,793	100%

      The conventional real estate contribution to Free Cash Flow was $609.1 million and $403.8 million in 2000 and 1999, respectively, an increase of $205.3 million or 50.8%. The increase was due to improvements in property operations, acquisitions and tenders.

      The changes in the composition of conventional real estate contribution resulted in an increase in contribution from properties with an average monthly rent greater than $800 per unit to 24% from 20% in 1999, and a decrease in contribution from properties with an average monthly rent below $500 per unit to 10% from 15% in 1999. The changes were due to improvements in property operations, acquisitions, tenders and dispositions.

      Footnote 21 in the accompanying Notes to Consolidated Financial Statements provides additional detail on each component of Free Cash Flow. The Company believes this disclosure is complementary to the results of operations discussed above.

Liquidity and Capital Resources

	2000	1999	1998

Cash flow provided by operating activities	$400,364	$254,380	$144,152

Cash flow used in investing activities	(546,481)	(243,078)	(342,541)

Cash flow provided by financing activities	201,628	37,470	214,133

      At December 31, 2000, the Company had $157.1 million in cash and cash equivalents and $126.9 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships and subsidiaries that are not presented on a consolidated basis. The Company’s principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of and investments in properties, distributions paid to its unitholders and distributions paid to limited partners. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands.

      In August 1999, AIMCO and the Partnership closed a $300 million revolving credit facility arranged by Bank of America, N.A., Fleet National Bank (successor to BankBoston, N.A.) and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. Of the $55 million potential expansion, $5 million was expanded on April 14, 2000 bringing the total availability to $350 million. In September 2000, the credit facility was amended and restated. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of ownership interests of the Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase BACs in OTEF. Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at the option of any of the Partnership, NHP Management Company or AIMCO/Bethesda Holdings, Inc. for a term of one year. The annual interest rate under the new credit facility is based on either LIBOR or a base rate, which is the higher of Bank of America’s reference rate or 0.50% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 2000 was 9.16%. The amount available under the credit facility at December 31, 2000 was $95.3 million, less $1.2 million for outstanding letters of credit.

      On September 20, 2000, the Company completed the purchase of all the stock and other interests (not already owned by AIMCO) held by the principals, officers and directors of ORFG in the Oxford entities, including ORFG, which own interests in and control the Oxford properties. The purchase price of $1,189 million was comprised of $266 million in cash, $861 million of assumed liabilities and incurred transaction costs and $62 million in OP units valued at $45 per unit. The Oxford properties are 167 apartment communities with a total of 36,949 units located in 18 states. The Company borrowed $279 million to pay the cash portion of the purchase price and transaction costs for the Oxford acquisition from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million. Transaction costs (including advisory fees) incurred on the term loan were $9.4 million. The borrowers under the term loan are the Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the term loan are secured by a first priority pledge of ownership interests of the Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase BACs in OTEF and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the term loan is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 4.0% and 5.0% in the case of LIBOR-based loans, and between 1.0% and 2.0% in the case of base rate loans, based upon the number of months the loan is outstanding. The term loan expires in July 2002. The financial covenants contained in the term loan require the Partnership to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.50 to 1.0. In addition, the term loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The term loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. The total outstanding under the term loan at December 31, 2000 was $137 million of which $74 million is classified as secured short-term financing of the Company and the remainder is a liability at the unconsolidated subsidiaries and, therefore, is included in investments in unconsolidated subsidiaries. Effective January 1, 2001, in connection with the REIT Modernization Act, the remaining liability of $63 million will be consolidated.

      As of December 31, 2000, substantially all of the Company’s owned or controlled properties and 78.6% of its total assets were encumbered by or served as collateral for debt. As of December 31, 2000, the Company had total secured outstanding indebtedness of $4,360.1 million, comprised of $3,258.3 million of secured long-term financing, $773.0 million of secured tax-exempt long-term bond financing and $328.7 million in secured short-term financing. As of December 31, 2000, approximately 8% of the Company’s indebtedness bears interest at variable rates. As of December 31, 2000, the Company had 31 loans, each of which is secured by the property owned by such partnership and also cross-collateralized with certain other loans. The aggregate principal balances outstanding on 31 loans that are cross-collateralized are $154.1 million as of December 31, 2000. Other than these loans, none of the Company’s debt is subject to cross-collateralization provisions. The weighted average interest rate on the Company’s secured, long-term notes payable was 7.89%, with a weighted average maturity of 11 years as of December 31, 2000. At December 31, 2000, the weighted average interest rate on the Company’s secured short-term financing was 9.16%.

      During the year ended December 31, 2000, the Company issued $636.0 million of long-term, fixed-rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 7.5%. Each of the notes is individually secured by one of 107 properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $625.5 million to repay existing debt. During the year ended December 31, 2000, the Company has also assumed $60.6 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 7.5% in connection with the acquisition of properties. Each of the notes is individually secured by one of 12 properties with no cross-collateralization.

      During the year ended December 31, 2000, AIMCO issued $230.0 million of preferred stock in three direct placements yielding $227 million of net proceeds. The net proceeds were contributed by AIMCO to the Partnership in exchange for similar classes of Preferred Units. See Footnote 14 to the consolidated financial statements for further discussion on these Preferred Units.

      The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations. In August 1998, AIMCO and the Partnership filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from AIMCO’s 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of March 29, 2001, the Company had approximately $925 million available and the Partnership had $500 million available from this registration statement. The Company expects to finance acquisitions of real estate interests with cash from operations or the issuance of equity securities and debt.

Capital Expenditures

      For the year ended December 31, 2000, the Company spent a total of $261.9 million for capital expenditures on its portfolio of assets. Capital expenditures include capital replacements (expenditures for routine maintenance of a property), initial capital expenditures (“ICE”, expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition) and redevelopment and enhancements (amenities that add a material new feature or revenue source at a property). The Company’s share of those expenditures are as follows (in millions):

	Conventional Assets	Affordable Assets	Total

Capital Replacements	$36.7	$3.7	$40.4

ICE	55.4	1.3	56.7

Redevelopment and Enhancements	156.7	8.1	164.8

Total	$248.8	$13.1	$261.9

      These expenditures were funded by net cash provided by operating activities, working capital reserves, and borrowings under the Company’s credit facility. ICE and capital enhancements will primarily be funded by cash from operating activities and borrowings under the Company’s revolving credit facility.

The Company’s accounting treatment of various capital and maintenance costs is detailed in the following table:

		Depreciable life
Expenditure	Accounting treatment	in years

Initial capital expenditures	capitalize	5 to 15

Capital enhancements	capitalize	5 to 30

Capital replacements:

Carpet/vinyl replacement	capitalize	5

Carpet cleaning	expense	N/A

Major appliance replacement (refrigerators, stoves, dishwashers, washers/dryers)	capitalize	5

Cabinet replacement	capitalize	5

Major new landscaping	capitalize	5

Seasonal plantings and landscape replacements	expense	N/A

Roof replacements	capitalize	15

Roof repairs	expense	N/A

Model furniture	capitalize	5

Office equipment	capitalize	5

Exterior painting, significant	capitalize	5

Interior painting	expense	N/A

Parking lot repairs	expense	N/A

Parking lot repaving	capitalize	15

Equipment repairs	expense	N/A

General policy for capitalization	capitalize amounts in excess of $250	Various

Return on Assets and Return on Partners’ Capital

The Company’s Return On Assets and Return On Partners' Capital for the years ended December 31, 2000 and 1999 are as follows:

	Based on AFFO		Based on FFO

	Year Ended		Year Ended
	December 31,		December 31,

	2000	1999	2000	1999

Return on Assets (a)	10.0%	9.2%	10.4%	9.7%

Return on Partners’ Capital

Basic (b)	14.6%	13.8%	15.7%	14.9%

Diluted (c)	13.7%	12.9%	14.6%	13.8%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated capital replacements of $103.6 million and $63.3 million, for the years ended December 31, 2000 and 1999 respectively, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus capital replacements, divided by (ii) Average Assets plus accumulated capital replacements.

(b)	The Company defines Return on Partners’ Capital-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Partners’ Capital. Average Partners’ Capital is computed by averaging the sum of Partners’ Capital, as defined below, at the beginning and the end of the period. Partners’ Capital is total partners capital, plus accumulated depreciation, less accumulated capital replacements of $103.6 million and $63.3 million, for the years ended December 31, 2000 and 1999, respectively, less Preferred Units. The Company defines Return on Partners’ Capital-Basic (FFO) as (i) annualized AFFO-Basic plus capital replacements; divided by (ii) Average Partners’ Capital plus accumulated capital replacements.

(c)	The Company defines Return on Partners’ Capital-Diluted (AFFO) and Return on Partners’ Capital-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

Contingencies

   Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate hazardous substances may adversely affect occupancy at contaminated apartment communities and the ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with properties or properties it acquires or manages in the future.

Inflation

      Substantially all of the leases at the Company’s apartment properties are for a period of twelve months or less, allowing, at the time of renewal, for adjustments in the rental rate and the opportunity to re-lease the apartment unit at the prevailing market rate. The short-term nature of these leases generally serves to minimize the risk to the Company of the adverse effect of inflation and the Company does not believe that inflation has had a material adverse impact on its operations.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

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

      The Company had $359.5 million of variable rate debt outstanding at December 31, 2000, which represents 8% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $3.6 million on an annual basis. At December 31, 2000, the Company had $4,000.6 million of fixed-rate debt outstanding.

      As of December 31, 2000, the scheduled principal amortization and maturity payments for the Company’s consolidated secured notes payable and consolidated secured tax-exempt bonds are as follows (in thousands):

	Amortization	Maturities	Total

2001	$79,491	$96,343	$175,834

2002	83,260	102,484	185,744

2003	92,744	150,237	242,981

2004	96,970	262,968	359,938

2005	104,445	142,302	246,747

Thereafter			2,820,131

			$4,031,375

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

ITEM 8. Financial Statements and Supplementary Data

      The independent auditor’s report, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See “Index to Financial Statements” on page F-1.

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

Name	Age	First Elected	Position

Terry Considine	53	July 1994	Chairman of the Board of Directors and Chief Executive Officer

Peter K. Kompaniez	56	July 1994	Vice Chairman of the Board of Directors and President

Harry G. Alcock	38	October 1999	Executive Vice President and Chief Investment Officer

Joel F. Bonder	52	December 1997	Executive Vice President, General Counsel and Secretary

Joseph DeTuno	55	February 2001	Executive Vice President — Redevelopment

Patrick J. Foye	44	May 1998	Executive Vice President

Lance J. Graber	39	October 1999	Executive Vice President — Acquisitions

Steven D. Ira	50	July 1994	Co-Founder and Executive Vice President — Property Operations

Paul J. McAuliffe	44	February 1999	Executive Vice President and Chief Financial Officer

Ronald D. Monson	44	February 2001	Executive Vice President and Head of Property Operations

      The following is a biographical summary of the experience of the current directors of the General Partner and executive officers of the General Partner and AIMCO as of February 28, 2001.

      Terry Considine. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of the General Partner and AIMCO since July 1994. Mr. Considine serves as Chairman and Chief Executive Officer of American Land Lease, Inc., another public real estate investment trust and successor to Asset Investors Corporation and Commercial Assets, Inc.. Mr. Considine has been and remains involved as a principal in a variety of other business activities.

      Peter K. Kompaniez. Mr. Kompaniez has been Vice Chairman of the Board of Directors of the General Partner and AIMCO since July 1994 and was appointed President of AIMCO in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated (“NHP”), after it was acquired by the Company in December 1997. Mr. Kompaniez also currently sits on the Board of American Health Properties, Inc.

      Harry G. Alcock. Mr. Alcock served as a Vice President of the General Partner and AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions. Mr. Alcock served as Senior Vice President-Acquisitions until October 1999, when he was promoted to Executive Vice President and Chief Investment Officer. Mr. Alcock has had responsibility for acquisition and financing activities of the Company since July 1994.

      Joel F. Bonder. Mr. Bonder was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 1997. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997.

      Joseph DeTuno. Mr. DeTuno was appointed Executive Vice President-Redevelopment of the General Partner and AIMCO in February 2001. Mr. DeTuno has been Senior Vice President-Property Redevelopment of the General Partner and AIMCO since August 1997. Mr. DeTuno was previously President and founder of JD Associates, his own full service real estate consulting, advisory and project management company which he founded in 1990.

      Patrick J. Foye. Mr. Foye was appointed Executive Vice President of the General Partner and AIMCO in May 1998. He is responsible for acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining the Company, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm’s Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council.

      Lance J. Graber. Mr. Graber was appointed Executive Vice President-Acquisitions of the General Partner and AIMCO in October 1999. His principal business function is acquisitions. Prior to joining the Company, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

      Steven D. Ira. Mr. Ira is a Co-Founder of the AIMCO and has served as Executive Vice President —Property Operations of the General Partner and AIMCO since July 1994. From 1987 until July 1994, he served as President of Property Asset Management.

      Paul J. McAuliffe. Mr. McAuliffe has been Executive Vice President of the General Partner and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

      Ronald D. Monson. Mr. Monson was promoted to Executive Vice President and Head of Property Operations in February 2001. He served as Regional Vice President of the General Partner and AIMCO from March 1997 to May 1998, when he was promoted to Senior Vice President of the Midwest Division. Mr. Monson served as Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division. From April 1994 to February 1997, Mr. Monson was a Regional Vice President for Great Atlantic Property Management.

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation paid for each of the three fiscal years ended December 31, 2000, 1999 and 1998 to the directors of the General Partner and the Chief Executive Officer and each of the four other most highly compensated executive officers of the General Partner and AIMCO (the “Named Executive Officers”). Information regarding stock options and other stock based compensation payable by AIMCO has been included for informational purposes since the Partnership will issue to AIMCO additional OP Units upon the exercise of such stock options and the contribution to the Partnership of the net proceeds therefrom.

						Long Term
						Compensation(1)(2)

						Securities
					Restricted	Underlying Stock
		Annual Compensation		Other Annual	Stock	Options/SARs	All Other
Name and Principal Position	Year	Salary($)	Bonus($)(3)	Compensation($)	Awards ($)(4)	Awards (#)	Compensation($)

Terry Considine	2000	$275,000	None	None	None	200,000	None
Chairman of the Board of	1999	275,000	$1,275,000	None	None	385,294	None
Directors and Chief Executive Officer	1998	275,000	1,025,000	None	None	150,000	None

Peter K. Kompaniez	2000	$235,000	None	None	None	200,000	None
President and Vice Chairman	1999	235,000	$985,000	None	None	75,000	None
	1998	235,000	735,000	None	None	75,000	None

Harry Alcock	2000	$200,000	None	None	$400,000	20,000	None
Executive Vice-President and	1999	180,000	$280,000	None	None	35,529	None
Chief Investment Officer	1998	150,000	200,000	None	None	11,644	None

Patrick J. Foye(5)	2000	$225,000	None	None	$2,000,000	None
Executive Vice President	1999	225,000	$400,000	None	1,000,000	29,412
	1998	135,600	400,000	None	None	375,000	None

Paul McAuliffe(6)	2000	$200,000	None	None	$1,200,000	20,000	None
Executive Vice President and	1999	166,667	300,000	None	1,000,000	223,529	None
Chief Financial Officer

(1)	Excludes 1,227,078 shares, 376,526 shares, 78,948 shares and 64,865 shares of AIMCO Class A Common Stock underlying options granted to Messrs. Considine, Kompaniez, Foye and McAuliffe, respectively, from 1996 to 1999, which were immediately exercised to purchase shares pursuant to the Company’s leveraged stock purchase program. See “Certain Relationships and Transactions —Stock Purchase Loans.”

(2)	Options earned in respect of 1998, 1999 and 2000 fiscal years were awarded in January 1999, 2000 and 2001, respectively. Options earned in respect of 1998, 1999 and 2000 fiscal years were awarded in January 1999, 2000 and 2001, respectively.

(3)	Includes all Discretionary and Incentive cash compensation earned by the Named Executive Officers.

(4)	The value of the restricted stock awards at the end of the last fiscal year is $1,248,438, and $1,248,438 for Messrs. Foye and McAuliffe, respectively. Such value is determined by the market price, $49.9375, for the stock at the last day of the fiscal year. The number of restricted stock awards held by Messrs. Foye and McAuliffe at the end of the last fiscal year is 25,000 shares, and 25,000 shares, respectively. Restrictions lapse on the second (40%), third (20%), fourth (20%) and fifth (20%) anniversaries of the 1999 restricted stock awards of Messrs. Foye and McAuliffe and ratably over three years for the 2000 restricted stock awards of Messrs. Alcock, Foye and McAuliffe. The restricted stock awards in consideration of 2000 to Messrs. Alcock, Foye and McAuliffe, 8,398 shares, 41,990 shares and 25,194 shares, respectively, will be issued on May 1, 2001. Holders of Restricted Stock Awards are entitled to receive the dividends thereto commencing on the date of grant.

(5)	Mr. Foye was not an employee of the Company prior to May 1998.

(6)	Mr. McAuliffe was not an employee of the Company prior to February 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      Information on options granted in 2001 for the 2000 fiscal year to the Named Executive Officers is set forth in the following table.

	Individual Grants(1)

		% of
		Total
		Options/
		SARs			Potential Realizable Value at
	Number of	Granted			Assumed Annual Rates of Stock
	Securities	To			Price Appreciation for Option
	Underlying	Employees	Exercise or		Term(2)
	Options/SARs	in Fiscal	Base	Expiration
Name	Granted(#)	Year	Price($/Sh)	Date	5%($)	10%($)

Terry Considine	200,000	27.4%	$47.63	1/24/2011	$3,016,489	$10,445,817

Peter K. Kompaniez	200,000	27.4%	47.63	1/24/2011	3,016,489	10,445,817

Harry Alcock	20,000	2.7%	47.63	1/24/2011	301,649	1,044,582

Patrick J. Foye	None	None	None		None	None

Paul J. McAuliffe	20,000	2.7%	47.63	1/24/2011	301,649	1,044,582

(1)	Unless otherwise specified, options vest over three years. Under the terms of the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the “1997 Stock Plan”), the plan administrator retains discretion, subject to certain restrictions, to modify the terms of outstanding options. The exercise price of incentive and non-qualified options granted under the 1997 Stock Plan will generally equal the fair market value of a share of AIMCO Class A Common Stock on the date of grant.

(2)	Assumed annual rates of stock price appreciation are set forth for illustrative purposes only. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not be realized.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

      Information on option exercises during 2000 by the Named Executive Officers, and the value of unexercised options held by Named Executive Officers at December 31, 2000 is set forth in the following table.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs at		In-the-Money Options/SARs
			FY-End(#)		at FY-End($)(2)
	Shares Acquired	Value
Name	on Exercise(#)	Realized($)	Exercisable	Unexercisable(1)	Exercisable	Unexercisable

Terry Considine	89,600	$1,286,400	1,016,000	2,381,694	$12,763,500	$27,145,525

Peter K. Kompaniez	2,400	70,350	326,800	839,800	4,118,825	8,032,138

Harry Alcock	6,069	158,688	42,000	130,473	527,625	1,354,267

Patrick J. Foye	None	None	None	404,412	None	4,962,962

Paul J. McAuliffe	None	None	None	243,529	None	2,856,613

(1)	Includes: 200,000 shares, 200,000 shares, 20,000 shares and 20,000 shares of AIMCO Class A Common Stock subject to options granted to Messrs. Considine, Kompaniez, Alcock and McAuliffe, respectively, in January 2001.

(2)	Market value of underlying securities at fiscal year-end, less the exercise price. Market value is determined based on the closing price of the AIMCO Class A Common Stock on the New York Stock Exchange on December 31, 2000 of $49.9375 per share.

ITEM 12. Unit Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information available to the Company, as of March 8, 2001, with respect to OP Units and Class I High Performance Partnership Units (“Class I HPUs”) of the Company held by (i) each director of the General Partner and the five most highly compensated executive officers of the General Partner who were serving as of December 31, 2000; (ii) all directors and executive officers of the General Partner and AIMCO as a group; and (iii) those persons known to the Company to be the beneficial owners (as determined under the rules of the Securities Exchange Commission) of more than 5% of such Units. This table does not reflect options that are not exercisable within 60 days. The business address of each of the following directors and executive officers of the General Partner is 2000 South Colorado Boulevard, Tower 2, Suite 2-1000, Denver, Colorado 80222-7900, unless otherwise specified.

			Percentage
	Number of		Ownership of the
Name and Address of Beneficial Owner	OP Units		Partnership

Directors & Executive Officers:

Terry Considine	2,406,033	(1)	3.0%

Peter K. Kompaniez	348,375	(2)	*

Harry Alcock	47,682	(3)	*

Patrick J. Foye	17,484	(4)	*

Paul McAuliffe	6,358	(5)	*

All directors and executive officers as a group (10 persons)	3,322,885	(6)	4.2%
5% or Greater Holders:
AIMCO-LP, Inc.	71,521,685		89.6%

*	Less than 1.0%

	(1)	Includes 816,661 OP Units and 1,589,372 Class I HPUs which represent 9.8% of OP Units outstanding and 66.8% of Class I HPUs outstanding, respectively. The 816,661 OP Units include 192,374 OP Units held by entities in which Mr. Considine has sole voting and investment power, 2,300 OP Units help by the Considine Partnership, and 157,698 OP Units held by Mr. Considine’s spouse, Elizabeth Considine, for which Mr. Considine disclaims beneficial ownership. All Class I HPUs are held by Titahotwo.

(2)	Includes 30,500 OP Units and 317,875 Class I HPUs which represent 0.4% of OP Units outstanding and 13.4% of Class I HPUs outstanding respectively. The Class I HPUs include 158,938 units held by two trusts established by Mr. Kompaniez for his children for which he serves as trustee and disclaims beneficial ownership.

(3)	Class I HPUs, which represent 2% of all Class I HPUs outstanding.

(4)	Class I HPUs, which represent less than 1% of all Class I HPUs outstanding.

(5)	Class I HPUs, which represent less than 1% of all Class I HPUs outstanding.

(6)	Includes 943,801 OP Units and 2,379,084 Class I HPUs, which represent 11.3% of OP Units outstanding and 100% of Class I HPUs outstanding, respectively.

ITEM 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND TRANSACTIONS

      From time to time, the Company has entered into various transactions with certain of its executive officers and directors. The Company attempts to price such transactions based on fair market value, and believes that the transactions are on terms that are as favorable to the Company as could be achieved with unrelated third parties.

      High Performance Units. Effective January 1, 1998, the Partnership sold to a limited liability company then owned by fourteen members of AIMCO’s senior management (70% by a Considine family partnership, 14% owned by Mr. Kompaniez and 16% owned by twelve members of AIMCO’s senior management) and then directors J. Landis Martin, Thomas Rhodes and John Smith, the Class I High Performance Partnership Units. The sale of Class I HPUs was ratified by AIMCO stockholders at AIMCO’s 1998 Annual Stockholders Meeting.

      Based upon AIMCO’s actual 1998-2000 performance versus the Morgan Stanley Dean Witter REIT Index, and a 30% minimum return the High Performance Units were valued at $115 million as of January 1, 2001 and thereafter entitled the holders thereof to receive distributions equal to those paid on approximately 2.4 million OP Units.

      Transactions with Management Companies. From time to time the Company has formed corporations (the “Management Companies”) in which the Partnership holds non-voting preferred stock and 100% of the voting stock is owned by certain of the Company’s executive officers of the General Partner and AIMCO (or entities controlled by them), including Messrs. Considine and Kompaniez. The Management Companies were formed to engage in businesses generally not permitted under the REIT provisions of the Internal Revenue Code. Although transactions between the Company and the Management Companies are not at arm’s length, the Company believes that such transactions are at fair market value.

      Messrs. Considine and Kompaniez, collectively, owned 1% of the outstanding stock (100% of the voting stock) of the following Management Companies: AIMCO/NHP Holdings, Inc. (“ANHI”), NHP Management Company (“NHPMC”), AIMCO/NHP Properties, Inc. (“ANPI”) and NHP A&R Services, Inc. (“NHPAR”). All of Mr. Considine’s ownership interests in these Management Companies are held through Tebet, L.L.C., a Colorado limited liability company of which he is the managing member (“Tebet”) and Considine Investment Company (“CIC”) which is wholly owned by Mr. Considine.

      In 2001, the Company expects to reorganize the Management Companies as taxable REIT subsidiaries that are wholly owned by the Partnership.

      For the year ended December 31, 2000, Tebet and CIC, and Mr. Kompaniez have received dividends of approximately $23,800 and $6,000, respectively, on their shares of common stock of the Management Companies, and the Company has received dividends of $2,947,300 on it shares of preferred stock of the Management Companies.

Stock Purchase Loans

      From time to time, the Company makes loans to its executive officers to finance their purchase of shares of AIMCO Class A Common Stock from AIMCO. During 2000, AIMCO sold 12,000 shares and 13,148 shares, respectively, of AIMCO Class A Common Stock to Messrs. Alcock and Monson for a purchase price of $462,000 and $506,198, respectively. In each case, the purchase price was equal to the closing price of the AIMCO Class A Common Stock on the New York Stock Exchange on the date of sale. In payment for such shares, Messrs. Alcock, and Monson executed notes payable to AIMCO bearing interest at 7.25% per annum, payable quarterly, and due in 2010. The following table sets forth certain information with respect to these loans to executive officers.

		Highest Amount	Amount Repaid
		Owed During	Since Inception
Name	Interest Rate	2000	(thru 1/31/01)	1/31/01 Balance

Terry Considine	7.25%	$16,215,777	$20,039,112	$15,797,879
Peter K. Kompaniez	7.25%	3,761,392	4,055,059	1,944,941
Steven D. Ira	7.25%	2,886,620	3,093,710	None
Harry G. Alcock	7.25%	883,034	257,602	777,609
Joel F. Bonder	7.00%	1,329,731	38,184	1,321,832
Joseph DeTuno	7.00%	469,863	35,268	460,725
Patrick J. Foye	6.25%	2,859,682	386,323	2,613,701
Paul J. McAuliffe	7.00%	2,163,917	363,475	2,036,531
Ron D. Monson	7.00%	776,783	111,737	694,461
Lance Graber	6.25%	1,925,000	None	1,925,000

		$33,271,799	$28,380,470	$27,572,679

PART IV

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) (1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

      (a) (2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

      (a) (3) The Exhibit Index is included on page 33 of this report and incorporated herein by reference.

      (b) Reports on Form 8-K for the quarter ended December 31, 2000:

      Current Report on Form 8-K, dated September 20, 2000 (and Amendment No. 1 thereto, filed on December 4, 2000), relating to the acquisition of all of the stock and other interests held by officers and directors in the entities that control properties owned by affiliates of Oxford Realty Financial Group, Inc., and the acquisition of the entity which owns the managing general partner of Oxford Tax Exempt Fund II Limited Partnership, including Combined Financial Statements of Oxford Holding Corporation and Subsidiaries, Oxford Realty Financial Group, Inc. and Subsidiaries, ZIMCO Entities and Oxford Equities Corporation III for the year ended December 31, 1999 and the eight months ended August 31, 2000 and 1999 (unaudited), together with the Independent Auditors’ Report; Combined Financial Statements of ORFG Operations, L.L.C. and Subsidiary for the year ended December 31, 1999 and the eight months ended August 31, 2000 and 1999 (unaudited), together with the Independent Auditors’ Report; Combined Financial Statements of OXPARC L.L.C.s for the year ended December 31, 1999 and the eight months ended August 31, 2000 and 1999 (unaudited), together with the Independent Auditors’ Report; Combined Financial Statements of Oxford Realty Financial Group Properties for the year ended December 31, 1999 and the eight months ended August 31, 2000 and 1999 (unaudited), together with the Independent Auditors’ Report; Financial Statements of Oxford Tax Exempt Fund II Limited Partnership for the year ended December 31, 1999, together with the Independent Auditors’ Report; Financial Statements of Oxford Tax Exempt Fund II Limited Partnership for the nine months ended September 30, 2000 (unaudited); and certain pro forma financial information.

INDEX TO EXHIBITS(1)

EXHIBIT NO.	DESCRIPTION

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of January 22, 1999, by and between Apartment Investment and Management Company and Insignia Properties Trust (Exhibit 2.2 to the Current Report on Form 8-K of Insignia Properties Trust, dated February 11, 1999, is incorporated herein by this reference)

2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment Management Company, AIMCO Properties, L.P., Insignia Financial Group, Inc., and Insignia/ESG Holdings, Inc. (Appendix I to AIMCO’s Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

2.3	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

2.4	Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO’s Registration Statement on Form S-4 filed on December 1, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO’s Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)

10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended 1998, is incorporated herein by this reference)

10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)

10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as September 27, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)

10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO’s Annual Report on Form 10-K for the ended year 1999, is incorporated hereby by reference)

10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

EXHIBIT NO.	DESCRIPTION

10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10-4 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.19	Eighteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to AIMCO’s Annual Report on Form 10-K for the year ended 2000, is incorporated herein by this reference)

10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO’s Annual Report on Form 10-K for the year ended 2000, is incorporated herein by this reference)

10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO’s Annual Report on Form 10-K for the year ended 2000, is incorporated herein by this reference)

10.22	Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia/ESG Holdings, Inc. (Appendix II to AIMCO’s Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

10.23	Interim Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A., Lehman Commercial Paper Inc. and several other lenders (Exhibit (D) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.24	Second Amended and Restated Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A. and several other lenders (Exhibit (E) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.25	Intercreditor and Subordination Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A. and several other lenders. (Exhibit (F) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated hereby by this reference)

10.26	ILPI and BAC Agreement, dated as of September 20, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P. and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (B) of Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.27	Option Sale Agreement, dated as of September 20, 2000 by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (C) of Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.28	Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)*

10.29	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)

10.30	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Steven D. Ira (Exhibit 10.44D to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)*

10.31	The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Annual Report on Form 10-K of Ambassador Apartments, Inc. for the year ended 1997, is incorporated herein by this reference)*

10.32	Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended 1997, is incorporated herein by this reference)*

10.33	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended 1997, is incorporated herein by this reference)*

EXHIBIT NO.	DESCRIPTION

21.1	List of Subsidiaries (Exhibit 21.1 to AIMCO’s Annual Report on Form 10-K for the year ended 2000, is incorporated herein by this reference)

23.1	Consent of Ernst & Young LLP

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

* Management contract.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

AIMCO PROPERTIES, L.P. By: AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE

Terry Considine Chairman of the Board And Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TERRY CONSIDINE Terry Considine	Chairman of the Board and Chief Executive Officer	March 30, 2001

/s/ PETER K. KOMPANIEZ Peter K. Kompaniez	Vice Chairman, President and Director	March 30, 2001

/s/ PAUL MCAULIFFE Paul McAuliffe	Executive Vice President and Chief Financial Officer	March 30, 2001

/s/ THOMAS C. NOVOSEL Thomas C. Novosel	Senior Vice President, Chief Accounting Officer	March 30, 2001

AIMCO PROPERTIES, L.P.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999	F-3
Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998	F-4
Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2000, 1999 and 1998	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	F-6
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation	F-33
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

REPORT OF INDEPENDENT AUDITORS

The Partners
AIMCO Properties, L.P.

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. as of December 31, 2000 and 1999, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AIMCO Properties, L.P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
January 24, 2001,
   except for Note 23, as to which the date is March 29, 2001

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2000 and 1999
(In Thousands, Except Per Unit Data)

	2000	1999

ASSETS
Real estate, net of accumulated depreciation of $912,758 and $415,992	$6,099,694	$4,096,705
Investments in unconsolidated real estate partnerships	676,532	890,318
Investments in unconsolidated subsidiaries	107,781	44,921
Notes receivable from unconsolidated real estate partnerships	140,860	159,935
Notes receivable from unconsolidated subsidiaries, net	190,453	88,754
Cash and cash equivalents	157,115	101,604
Restricted cash	126,914	84,595
Other assets	199,825	217,419

	$7,699,174	$5,684,251

LIABILITIES AND PARTNERS’ CAPITAL
Secured notes payable	$3,258,342	$1,954,259
Secured tax-exempt bond financing	773,033	420,830
Secured short-term financing	328,740	209,200

Total indebtedness	4,360,115	2,584,289
Accounts payable, accrued and other liabilities	300,142	271,298
Resident security deposits and deferred rental income	33,943	22,793

Total liabilities	4,694,200	2,878,380

Mandatorily redeemable convertible preferred securities	32,330	149,500

Minority interest	140,680	169,482
Partners’ capital:
Preferred Units	943,305	707,745
General Partner and Special Limited Partner	1,493,090	1,545,715
Limited Partners	416,558	256,429

	2,852,953	2,509,889
Less: Investment in AIMCO Preferred Stock	—	23,000
Investment in AIMCO Common Stock	20,989	—

Total partners’ capital	2,831,964	2,486,889

	$7,699,174	$5,684,251

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands, Except Per Unit Data)

	2000	1999	1998

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$1,051,000	$531,883	$373,963

Property operating expenses	(426,177)	(213,064)	(145,966)

Owned property management expense	(13,663)	(1,543)	(1,878)

Depreciation	(323,321)	(131,257)	(83,908)

Income from rental property operations	287,839	186,019	142,211

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	49,692	37,799	19,396

Management and other expenses	(27,199)	(14,897)	(16,764)

General and administrative expenses allocation	(10,310)	(2,136)	(196)

Amortization of intangibles	(6,698)	(14,297)	(8,735)

Income (loss) from service company business	5,485	6,469	(6,299)

General and administrative expenses:

Before allocation	(18,123)	(14,152)	(10,532)

Allocation to consolidated service company business	10,310	2,136	196

General and administrative expenses, net	(7,813)	(12,016)	(10,336)

Interest expense	(269,826)	(139,124)	(88,208)

Interest income	66,241	54,782	28,170

Equity in earnings (losses) of unconsolidated real estate partnerships	7,618	(2,588)	(2,665)

Equity in earnings (losses) of unconsolidated subsidiaries	(2,290)	(4,595)	6,284

Loss from IPLP exchange and assumption	—	(684)	(2,648)

Minority interest in other entities	(3,872)	(5,788)	(1,868)

Income from operations	83,382	82,475	64,641

Gain (loss) on disposition of properties	26,335	(1,785)	4,287

Net income	109,717	80,690	68,928

Net income attributable to preferred unitholders	70,217	54,173	26,533

Net income attributable to common unitholders	$39,500	$26,517	$42,395

Basic earnings per common unit	$0.53	$0.39	$0.80

Diluted earnings per common unit	$0.52	$0.38	$0.78

Weighted average common units outstanding	74,427	68,541	52,798

Weighted average common units and common unit equivalents outstanding	75,917	69,511	54,104

Distributions paid per common unit	$2.80	$2.50	$2.25

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

				Investment
	General Partner			in AIMCO
	and Special	Preferred	Limited	Preferred
	Limited Partner	Units	Partners	Stock	Total

Partners’ Capital at December 31, 1997	$825,597	$134,579	$—	$—	$960,176
Reclassification of Limited Partners’ redeemable units as of October 1, 1998.	—	—	232,405	—	232,405
Contributions from AIMCO related to preferred offerings	—	340,897	—	—	340,897

Exchange of Class J Preferred Units for Class J Preferred Stock of AIMCO	—	25,000	—	(25,000)	—

Contribution from AIMCO related to warrant to purchase AIMCO Class A Common Stock	4,150	—	—	—	4,150

Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $23,471	155	—	—	—	155

Contributions from AIMCO related to options and warrants exercised	11,015	—	—	—	11,015

Repurchase of common units	(11,067)	—	—	—	(11,067)
Issuance of common units in connection with the Ambassador merger	251,275	—	—	—	251,275

Issuance of common units for IPLP exchange and assumption	—	—	271,638	—	271,638

Issuance of Class E Preferred Units in connection with Insignia merger	—	132,515	—	—	132,515

Common units redeemed by Limited Partners to Special Limited Partner	5,795	—	(281)	—	5,514

Repayment of notes receivable from officers of AIMCO	8,908	—	—	—	8,908

Acquisition of real estate or interests in real estate partnerships through issuance of common units	—	9,000	5,417	—	14,417

Net Income	37,213	26,533	757	—	64,503

Distributions paid to common unitholders	(100,045)	—	(3,949)	—	(103,994)

Distributions paid to preferred unitholders	—	(21,194)	—	—	(21,194)

Change in unrealized loss on investments	1,683	—	—	—	1,683

Adjustment to reflect Limited Partners’ capital at redemption value	(3,887)	—	(5,774)	—	(9,661)

Partners’ Capital at December 31, 1998	1,030,792	647,330	500,213	(25,000)	2,153,335

Contributions from AIMCO related to preferred offerings	—	233,101	—	—	233,101

Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $8,202	624	—	—	—	624

Contribution from AIMCO related to options and warrants exercised	5,227	—	—	—	5,227

Termination of IPLP exchange and assumption through cancellation of common units	—	—	(267,146)	—	(267,146)

Issuance of common units in connection with IPT merger	327,499	—	—	—	327,499

Common units redeemed by Limited Partners to Special Limited Partner	13,766	—	(13,766)	—	—

Contributions from AIMCO related to First Union acquisition	21,140	—	—	—	21,140

Contributions from AIMCO related to issuance of common stock	54,612	—	—	—	54,612

Repurchase of common units	(8,038)	—	—	—	(8,038)

Acquisitions of real estate or interests in real estate through issuance of common units	—	—	44,951	—	44,951

Acquisitions of real estate or interests in real estate through issuance of preferred units	—	59,883	—	—	59,883

Conversion of preferred units to common units	232,515	(232,515)	—	—	—

Repayment of notes receivable from officers of AIMCO	6,241	—	—	—	6,241

Net Income	24,292	54,173	2,225	—	80,690

Distributions paid to common unitholders	(154,654)	—	(18,349)	—	(173,003)

Distributions paid to preferred unitholders	—	(54,227)	—	2,000	(52,227)

Adjustment to reflect Limited Partners’ capital at redemption value	(8,301)	—	8,301	—	—

Partners’ Capital at December 31, 1999	1,545,715	707,745	256,429	(23,000)	2,486,889

Contributions from AIMCO related to preferred offerings	—	226,894	—	—	226,894

Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $7,733	4,254	—	—	—	4,254

Contribution from AIMCO related to options and warrants exercised	18,906	(480)	—	—	18,426

Common units redeemed by Limited Partners to Special Limited Partner	9,825	—	(11,336)	1,511	—

Conversion of mandatorily redeemable convertible preferred securities	117,170	—	—	—	117,170

Repurchase of common units	(2,580)	—	—	—	(2,580)

Acquisitions of real estate or interests in real estate through issuance of common units	—	—	97,175	—	97,175

Acquisitions of real estate or interests in real estate through issuance of preferred units	—	28,178	—	—	28,178

Acquisitions of additional interest in unconsolidated subsidiaries through issuance of common units	—	—	102	—	102

Conversion of preferred units to common units	25,000	(25,000)	—	—	—

Repayment of notes receivable from officers of AIMCO	15,050	—	—	—	15,050

Net Income	28,961	70,217	10,539	—	109,717

Distributions paid to common unitholders	(188,600)	—	(16,962)	—	(205,562)

Distributions paid to preferred unitholders	—	(64,249)	—	500	(63,749)

Adjustment to reflect Limited Partners’ capital at redemption value	(80,611)	—	80,611	—	—

Partners’ Capital at December 31, 2000	$1,493,090	$943,305	$416,558	$(20,989)	$2,831,964

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$109,717	$80,690	$68,928

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	330,019	150,670	100,884

Loss (gain) on disposition of properties	(26,335)	1,785	(4,287)

Minority interest	3,872	5,788	1,868

Equity in (earnings) losses of unconsolidated real estate partnerships	(7,618)	2,588	2,665

Equity in (earnings) losses of unconsolidated subsidiaries	2,290	4,595	(12,009)

Loss from IPLP exchange and assumption	—	684	2,648

Changes in operating assets and operating liabilities	(11,581)	7,580	(16,545)

Total adjustments	290,647	173,690	75,224

Net cash provided by operating activities	400,364	254,380	144,152

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of and additions to real estate	(334,264)	(217,283)	(216,636)

Proceeds from sales of property	159,340	46,143	36,468

Purchase of common stock, general and limited partnership interests and other assets	(453,263)	(220,160)	(32,576)

Purchase of/additions to notes receivable	(81,657)	(97,593)	(81,587)

Proceeds from sale of notes receivable	—	—	11,000

Proceeds from repayment of notes receivable	64,559	61,407	29,290

Cash from newly consolidated properties	54,875	68,127	—

Cash received in connection with acquisitions	—	22,677	4,693

Cash paid for merger / acquisition related costs	(31,889)	(19,347)	(76,286)

Distributions received from investments in unconsolidated real estate partnerships	75,818	87,284	1,576

Distributions received from (contributions to) unconsolidated subsidiaries	—	25,667	(13,032)

Purchase of investments held for sale	—	—	(4,935)

Redemption of OP Units	—	—	(516)

Net cash used in investing activities	(546,481)	(243,078)	(342,541)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	502,085	297,536	102,115

Principal repayments on secured notes payable	(265,269)	(53,572)	(93,469)

Proceeds from secured tax-exempt bond financing	—	20,731	210,720

Principal repayments on secured tax-exempt bond financing	(26,677)	(41,894)	(224,395)

Net borrowings (pay downs) on the secured short-term financing	119,540	(170,622)	(23,455)

Payment of loan costs	(21,920)	(16,070)	(7,398)

Proceeds from issuance of common and preferred units, exercise of options/warrants	251,348	293,225	351,770

Proceeds from partnership preferred units in a subsidiary and warrants to purchase AIMCO Class A Common Stock	—	—	35,000

Principal repayments received on notes due from officers on common unit purchases	15,050	6,241	8,951

Repurchase of common units	(2,580)	(8,038)	(11,066)

Payment of distribution to General Partner and Special Limited Partner	(188,600)	(154,654)	(100,045)

Payment of distributions to Limited Partners	(16,962)	(18,349)	(3,949)

Payment of preferred unit distributions	(64,249)	(54,227)	(21,194)

Payment of special dividend on Class E Preferred Units	—	(45,330)	—

Payment of distributions to minority interest	(100,138)	(17,507)	(11,582)

Proceeds from issuance of High Performance Units	—	—	2,130

Net cash provided by financing activities	201,628	37,470	214,133

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,511	48,772	15,744

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	101,604	52,832	37,088

CASH AND CASH EQUIVALENTS AT END OF YEAR	$157,115	$101,604	$52,832

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998

SUPPLEMENTAL CASH INFORMATION:

Interest paid	$254,802	$140,410	$90,580

Non Cash Transactions Associated with the Acquisition of Properties:

Secured debt assumed in connection with purchase of real estate	60,605	110,101	115,151

Real estate, assets acquired	93,975	230,194	43,756

Assumption of operating liabilities	148	15,233	857

Accrual of contingent consideration	—	(4,500)	4,500

OP Units issued	33,222	104,950	—

Non Cash Transactions Associated with Acquisition of Limited Partnership Interests and Interests in the Unconsolidated Subsidiaries:

Issuance of OP Units for interests in unconsolidated real estate partnerships	29,885	15,085	4,045

Issuance of OP Units and assumption of liabilities for interests in unconsolidated subsidiaries	—	4,762	—

Non Cash Transactions Associated with Mergers:

Real estate	324,602	65,605	713,596

Investments in and notes receivable from unconsolidated real estate partnerships	121,671	447,128	488,537

Investments in and notes receivable from unconsolidated subsidiaries	157,785	(13,137)	68,168

IPLP Exchange and Assumption	—	(386,161)	386,161

Restricted cash	7,212	1,339	36,871

Other assets	6,163	33,493	77,116

Secured debt	248,524	59,002	705,541

Unsecured debt	—	—	2,513

Accounts payable, accrued and other liabilities	74,310	38,941	172,400

Mandatorily redeemable convertible preferred securities of a subsidiary trust	—	—	149,500

Minority interest in other entities	23,816	13,817	5,752

OP Units issued	62,177	56,101	655,574

Non Cash Transactions Associated with Consolidation of Assets:

Real estate	1,754,492	1,016,343	22,089

Investments in and notes receivable from unconsolidated real estate partnerships	(685,173)	(380,359)	(16,683)

Investments in and notes receivable from unconsolidated subsidiaries	(3,271)	—	—

Restricted cash	46,284	43,605	—

Other Assets	55,128	—	—

Secured debt	1,133,197	561,129	4,679

Accounts payable, accrued and other liabilities	63,011	44,361	727

Minority interest in other entities	1,573	77,774	—

Non Cash Transfer of Assets to an Unconsolidated Subsidiary:

Real estate	(9,429)	(32,091)	—

Notes receivable	—	6,245	—

Secured debt	—	(25,620)	—

Other:

Receipt of notes payable from officers	7,733	8,202	23,471

Conversion of Preferred Units into OP Units	150,199	401,218	—

Tenders payable for purchase of limited partner interest	—	77,380	—

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 1 — Organization

      AIMCO Properties, L.P. (together with its subsidiaries and other controlled entities, the “Partnership” (and together with entities in which the Partnership has a controlling financial interest, the “Company”)), a Delaware limited partnership, was formed on May 16, 1994 to engage in the ownership, acquisition, redevelopment, expansion and management of multi-family apartment properties. The Partnership’s securities include Partnership Common Units (“OP Units”), Partnership Preferred Units (“Preferred Units”), and High Performance Partnership Units (see Note 18). Apartment and Investment Management Company (“AIMCO”) is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the “Partnership Agreement”), of the Partnership. The General Partner and Special Limited Partner hold OP Units of the Partnership. In addition, AIMCO is the primary holder of all Preferred Units outstanding in the Partnership. The Limited Partners of the Partnership are individuals or entities that own OP Units other than AIMCO. After holding the OP Units for one year, the Limited Partners have the right to redeem their OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

      The Partnership, through its operating divisions and subsidiaries, was formed to hold and conduct substantially all of AIMCO’s operations and manages the daily operations of AIMCO’s business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

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

      As of December 31, 2000, the Company owned or managed 326,289 apartment units in 1,720 properties located in 47 states, the District of Columbia and Puerto Rico, as follows:

•	owned or controlled (consolidated) 153,872 units in 566 apartment properties;

•	held an equity interest in (unconsolidated) 111,748 units in 683 apartment properties; and

•	managed 60,669 units in 471 apartment properties for third party owners and affiliates.

      The Company manages apartment properties for third parties and affiliates through unconsolidated subsidiaries referred to as the “management companies.”

      At December 31, 2000 and 1999, the Partnership had 79,678,378 and 73,243,819 OP Units outstanding, respectively, and 33,748,962 and 26,013,450 Preferred Units outstanding, respectively.

NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies

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

   Real Estate and Depreciation

      Real estate is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 2000, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 2000, 1999 and 1998.

      Direct costs associated with the acquisition of ownership or control of properties are capitalized as a cost of the assets acquired, and are depreciated over the estimated useful lives of the related assets. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

      Initial Capital Expenditures (“ICE”) are those costs considered necessary by the Company in its investment decision to correct deferred maintenance or improve a property. Capital enhancements are costs incurred that add a material new feature or increase the revenue potential of a property. ICE and capital enhancement costs are capitalized and depreciated over the estimated useful lives of the related assets.

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

   Redevelopment

      The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the redevelopment of its owned or controlled properties and land under development. Interest of $9.3 million, $6.6 million and $2.8 million was capitalized for the years ended December 31, 2000, 1999 and 1998, respectively.

   Investments in Unconsolidated Real Estate Partnerships

      The Company owns general and limited partnership interests in numerous partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships (see Note 5).

   Investments in Unconsolidated Subsidiaries

      The Company has investments in numerous subsidiaries. Investments in entities in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated subsidiaries (see Note 6).

   Notes Receivable from Unconsolidated Real Estate Partnerships and Subsidiaries

      The Company has investments in numerous notes receivable, which were either extended by the Company or were made by predecessors whose positions have been acquired by the Company. Interest income is recognized on these investments based upon whether the collectibility of such amounts is both probable and estimable. Notes receivable from unconsolidated real estate partnerships and subsidiaries consist substantially of second mortgage note receivable, whose ultimate repayment is subject to a number of variables, including the performance and value of the underlying real property and the ultimate timing of repayments of receivables. The carrying amounts of notes receivable approximates their fair value in consideration of interest rates, market conditions and other qualitative factors (see Note 7).

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

   Revenue Recognition

      The Company’s properties have operating leases with apartment residents with terms generally of twelve months or less. Rental revenues and property management and asset management fees are recognized when earned.

   Income on Loans

      Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the Company, impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans that are otherwise not performing in accordance with their terms is recorded on a cash basis.

   Allowance for Loan Losses

      Loan losses on notes receivable are charged to income and an allowance account is established when the Company believes the principal balance will not be recovered. The Company assesses the collectibility of each note on a periodic basis through a review of the collateral, property operations, the property value and the borrower’s ability to repay the loan.

   Income Taxes

      Income or losses of the Partnership are allocated to the partners of the Partnership for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements. AIMCO has elected to be taxed as a real estate investment trust (“REIT”), as defined under the Internal Revenue Code of 1986, as amended. In order for AIMCO to qualify as a REIT, at least 90% (95% in 2000) of AIMCO’s gross income in any year must be derived from qualifying sources. The activities of unconsolidated subsidiaries engaged in the service company business are not qualifying sources.

      As a REIT, AIMCO generally will not be subject to U.S. Federal income taxes at the corporate level on its net income that is distributed to its stockholders if it distributes at least 90% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

   Earnings Per OP Unit

      Earnings per OP Unit is calculated based on the weighted average number of OP Units, OP Unit equivalents and dilutive convertible securities outstanding during the period. Diluted earnings per OP Unit also includes the effect of potential issuances of additional OP Units if stock options and warrants were exercised or converted into AIMCO Class A Common Stock (see Note 16).

   Fair Value of Financial Instruments

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2000 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximate their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

   Concentration of Credit Risk

      Financial instruments that potentially could subject the Company to significant concentrations of credit risk consist principally of notes receivable from unconsolidated real estate partnerships. Concentrations of credit risk with respect to notes receivable from unconsolidated real estate partnerships are limited due to the large number of partnerships comprising the Company’s partnership base and the geographic diversity of the underlying properties.

   Industry Segment

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

      All revenues are from external customers and no revenues are generated from transactions with other segments. There were no tenants that contributed 10% or more of the Company’s total revenues during 2000, 1999 or 1998.

   Use of Estimates

      The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

   Reclassifications

      Certain items included in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

NOTE 3 — Real Estate

      Real estate at December 31, 2000 and 1999, is as follows (in thousands):

	2000	1999

Land	$976,421	$661,502

Buildings and improvements	6,036,031	3,851,195

	7,012,452	4,512,697

Accumulated depreciation	(912,758)	(415,992)

	$6,099,694	$4,096,705

      The Company directly acquired 12 apartment communities containing 2,830 units in separate transactions during 2000 (not including those acquired in connection with the acquisition of the Oxford properties (see Note 4)). The aggregate consideration paid by the Company of $136.5 million consisted of $42.7 million in cash, $26.4 million in Preferred Units, $6.8 million in OP Units and the assumption of $60.6 million of secured long-term indebtedness. As part of these acquisitions, the Company has also determined to undertake $4.8 million of initial capital enhancements to these properties.

      The Company directly acquired 28 apartment communities containing 12,721 units in unrelated transactions during 1999 (not including those acquired in connection with the merger with Insignia Properties Trust (see Note 4)). The aggregate consideration paid by the Company of $495.0 million consisted of $91.5 million in cash, 2.4 million Preferred Units, 1.4 million OP Units with a total recorded value of $116.8 million, the assumption of $110.1 million of secured long-term indebtedness, the assumption of $15.2 million of other liabilities, and new financing of $161.4 million of secured long-term indebtedness. Four of these assets were then contributed to an unconsolidated subsidiary.

      In addition to the acquisitions described above, in 2000 and 1999, the Company acquired controlling interests in partnerships owning 201 properties (52,217 units) and 125 properties (34,228 units), respectively, and began consolidating these entities. Control was obtained through the purchase of limited partnership interests from unaffiliated third parties or other increases in the Company’s equity investment in the real estate partnerships.

      During 2000, the Company sold 32 properties containing 7,660 units to unaffiliated third parties. Cash proceeds from the sales of approximately $159.3 million were used to repay a portion of the Company’s outstanding indebtedness. The Company recognized a net GAAP gain of approximately $26.3 million on the disposition of these properties, of which 35% of the gain related to one property.

      During 1999, the Company sold 8 properties containing 2,309 units to unaffiliated third parties. Cash proceeds from the sales of approximately $49.0 million were used to repay a portion of the Company’s outstanding indebtedness. The Company recognized a loss of approximately $1.8 million on disposition of these properties, of which 96% of the loss related to one property.

NOTE 4 — Mergers

   Ambassador Merger

      On May 8, 1998, Ambassador Apartments, Inc. (“Ambassador”), was merged with and into AIMCO, with AIMCO being the surviving corporation. The merger was accounted for as a purchase and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. The purchase price of $713.6 million was comprised of $90.3 million in cash, $372.0 million of assumed debt and approximately 6.6 million shares of AIMCO Class A Common Stock valued at $251.3 million. Pursuant to the Ambassador merger agreement, each outstanding share of Ambassador common stock not owned by AIMCO was converted into the right to receive 0.553 shares of AIMCO Class A Common Stock. Concurrently, all outstanding options to purchase Ambassador common stock were converted into cash or options to purchase AIMCO Class A Common Stock, at the same conversion ratio. Contemporaneously with the consummation of the Ambassador merger, a subsidiary of the Partnership merged with Ambassador’s operating partnership and each outstanding unit of limited partnership interest in the Ambassador operating partnership was converted into the right to receive 0.553 OP Units. Prior to its acquisition by AIMCO, Ambassador was a self-administered and self-managed real estate investment trust engaged in the ownership and management of garden-style apartment properties leased primarily to middle income tenants. Ambassador owned 52 apartment communities with a total of 15,728 units located in Arizona, Colorado, Florida, Georgia, Illinois, Tennessee and Texas, and managed one property containing 252 units for an unrelated third party.

   Insignia Merger

      On October 1, 1998, Insignia Financial Group, Inc., a Delaware corporation, (“Insignia”) was merged with and into AIMCO with AIMCO being the surviving corporation. The merger was accounted for as a purchase and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. The purchase price of $1,125.7 million was comprised of the issuance of up to approximately 8.9 million shares of AIMCO Class E Cumulative Convertible Preferred Stock (the “Class E Preferred Stock”) valued at $301.2 million, $670.1 million in assumed debt and liabilities (including a $50 million special dividend, assumed liabilities of Insignia Properties Trust and transaction costs), $149.5 million in assumed mandatory redeemable convertible preferred securities, and $4.9 million in cash. The AIMCO Class E Preferred Stock entitled the holders thereof to receive the same cash dividends per share as holders of AIMCO Class A Common Stock. On January 15, 1999, holders of AIMCO Class E Preferred Stock received a special dividend in an aggregate amount of approximately $50 million, and all outstanding shares of AIMCO Class E Preferred Stock automatically converted into an equal number of shares of AIMCO Class A Common Stock.

      As a result of the Insignia merger, AIMCO acquired: (i) Insignia’s interests in Insignia Properties Trust, (“IPT”), a Maryland REIT, which was a majority owned subsidiary of Insignia; (ii) Insignia’s interest in Insignia Properties, L.P., (“IPLP”) IPT’s operating partnership; (iii) 100% of the ownership of the Insignia entities that provide multifamily property management and partnership administrative services; (iv) Insignia’s interest in multi-family co-investments; (v) Insignia’s ownership of subsidiaries that control multi-family properties not included in IPT; (vi) Insignia’s limited partner interests in public and private syndicated real estate limited partnerships; and (vii) assets incidental to the foregoing businesses. Insignia owned or managed in excess of 170,000 apartment units.

      Concurrently with the Insignia merger, AIMCO contributed to the Partnership all the assets and liabilities acquired, except Insignia’s interests in IPT, in exchange for approximately 3.8 million OP Units valued at approximately $132.5 million and $4.9 million in cash. The assets and liabilities contributed to the Partnership consisted of assets valued at $775.7 million, assumed debt and liabilities of $488.8 million (including the $50 million special dividend and transaction costs) and $149.5 million in assumed mandatory redeemable convertible preferred securities.

      Also on October 1, 1998, in connection with and following the Insignia merger, the Partnership purchased from IPLP the economic interests underlying substantially all the assets of IPLP, excluding certain enumerated assets such as cash (the “IPLP Exchange and Assumption”). In exchange for the economic interests underlying the assets, the Partnership agreed to assume all the obligations of IPLP with respect to such assets and issued to IPLP approximately 10.2 million OP Units (which were assigned a value of approximately $386.2 million). The Company records income or loss from the assets and liabilities subject to the IPLP Exchange and Assumption. Effective February 26, 1999, upon completion of the merger with IPT (described below), IPLP and the Partnership unwound the IPLP Exchange and Assumption.

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

   Oxford Acquisition

      On September 20, 2000, the Company acquired all of the stock and other interests of the Oxford entities that were held by six executive officers and directors of the Oxford entities. The Oxford properties are 167 apartment communities including 36,949 units, located in 18 states. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. The purchase price of $1,189 million was comprised of $266 million in cash, $861 million of assumed liabilities and incurred transaction costs and $62 million in OP Units valued at $45 per unit.

   Unaudited Pro forma Statements

      The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2000 and 1999 have been prepared as if each of the following transactions had occurred on January 1, 1999: (i) the Oxford acquisition; (ii) the acquisition of the Regency Windsor Apartment Communities, which include fourteen separate residential apartment communities located in Indiana, Michigan and North Carolina; (iii) the acquisition of the Dreyfuss Apartment Communities located in Virginia and Maryland; and (v) the Oxford tender offers of approximately $58 million ($37 million paid in cash, $21 million paid in OP units) that occurred in 2000 subsequent to the Oxford acquisition.

      The pro forma information is not necessarily indicative of what the Company’s results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company’s results of operations for any future period.

Pro Forma Condensed Consolidated Statements of Operations
(In Thousands, Except Per Unit Data)
(unaudited)

	2000	1999

Rental and other property revenues	$1,139,564	$685,956

Net income	$92,398	$36,620

Net income (loss) allocable to Common Unitholders	$21,403	$(26,814)

Basic earnings (loss) per Common OP Unit	$0.29	$(0.38)

Diluted earnings (loss) per Common OP Unit	$0.28	$(0.38)

NOTE 5 — Investments in Unconsolidated Real Estate Partnerships

      The Company owns general and limited partner interests in approximately 625 partnerships which it acquired through acquisitions, direct purchases and separate offers to other limited partners. The Company’s total ownership interests in these unconsolidated real estate partnerships range from 1% to 99%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, the Company is not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes.

      During 2000 and 1999, the Company acquired limited partnership interests in various partnerships in which affiliates of the Company served as a general partner. The Company paid approximately $195 million in cash and OP Units and $258 million in cash and OP Units, during 2000 and 1999, respectively, in connection with such tender offers. In 2000, the Company also acquired general and limited partnership interests in various partnerships as part of the Oxford acquisition, which closed on September 20, 2000, increasing the resulting partnership debt.

      The Oxford acquisition and consolidation of an additional 201 and 125 properties in 2000 and 1999 respectively, resulted in the following net change to the selected combined historical gross financial information for the Company’s unconsolidated real estate partnerships as of and for the years ended December 31, 2000, and 1999 (in thousands):

	2000	1999

Real estate, net of accumulated depreciation	$2,597,025	$2,930,748

Total assets	3,136,264	3,501,195

Secured notes payable	4,246,457	2,940,819

Total liabilities	4,484,159	3,536,646

Partners’ (deficit)	(1,347,895)	(35,451)

Rental and other property revenues	777,621	1,120,888

Property operating expenses	(408,198)	(582,523)

Depreciation expense	(140,730)	(237,066)

Interest expense	(232,995)	(269,163)

Net income	135,927	42,106

NOTE 6 — Investments in Unconsolidated Subsidiaries

      In order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO’s status as a REIT, certain assets of the Company are held through corporations in which the Company holds non-voting preferred stock and certain officers and/or directors of AIMCO hold, directly or indirectly, all of the voting common stock. Effective December 29, 1999, a portion of the voting common stock was purchased by the Company and was exchanged for non-voting preferred stock, bringing the total voting common stock interests to represent a 1% economic interest and the non-voting preferred stock to represent a 99% economic interest.

      In 2000, in connection with the Oxford acquisition, the Company sold or contributed certain real estate assets and liabilities to the unconsolidated subsidiaries in exchange for notes receivable and preferred stock interest.

      As a result of the controlling ownership interest in the unconsolidated subsidiaries being held by others, the Company accounts for its interest in the unconsolidated subsidiaries using the equity method. As of December 31, 2000, the unconsolidated subsidiaries included AIMCO/NHP Holdings, Inc., AIMCO/NHP Properties, Inc., NHP Management Company, NHP A&R Services, Inc., and AIMCO/Bethesda Holdings, Inc.

      The following table provides selected combined historical financial information for the Company’s unconsolidated subsidiaries as of and for the years ended December 31, 2000 and 1999 (in thousands):

	2000	1999

Total assets	$649,813	$166,019

Total liabilities	654,076	128,423

Stockholders’ equity	(4,263)	37,596

Total revenues	158,609	139,667

Total expenses	(154,487)	(142,515)

Net income (loss)	4,122	(2,848)

NOTE 7 — Notes Receivable

      The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships and subsidiaries at December 31, 2000 and 1999 (in thousands):

	Notes Receivable from		Notes Receivable from
	Unconsolidated Real		Unconsolidated
	Estate Partnerships		Subsidiaries

	2000	1999	2000	1999

Par value notes	$60,355	$67,414	$218,873	$88,754

Discounted notes	80,505	92,521	—	—

Less: General partner notes payable	—	—	(28,420)	—

Total	$140,860	$159,935	$190,453	$88,754

      The Company recognizes interest income earned from its investments in notes receivable based upon whether the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”).

      As of December 31, 2000 and 1999, the Company held $60.4 million and $67.4 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the years ended December 31, 2000, 1999 and 1998, totaled $23.2 million, $12.8 million, and $15.3 million, respectively.

      As of December 31, 2000 and 1999, the Company held discounted notes, including accrued interest, with a carrying value of $80.5 million and $92.5 million, respectively. The total face value plus accrued interest of these notes were $151.0 million and $173.1 million in 2000 and 1999, respectively. In general, interest income from the discounted notes is not recognized as it is earned until such time as the timing and amounts of cash flows are probable and estimable.

      Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the years ended December 31, 2000, 1999 and 1998, the Company recognized deferred interest income and discounts of approximately $26.4 million ($0.35 per basic and diluted OP Unit), $32.5 million ($0.47 per basic and diluted OP Unit), and $1.4 million ($0.03 per basic and diluted OP Unit). Approximately 90% of the recognized interest income is collected in cash or through foreclosure of the property securing the note within 12 months from the date that such amounts were determined to be collectible, and the remainder is collected in the following six months.

      As of December 31, 2000 and 1999, The Company held $218.9 million and $88.8 million, respectively of par value notes receivable from unconsolidated subsidiaries. In 2000, in connection with the Oxford acquisition, the Company sold certain assets and liabilities to the unconsolidated subsidiaries in exchange for notes receivable. The Company also acquired, in the Oxford acquisition, notes receivable that were payable from Oxford entities that are now owned by the unconsolidated subsidiaries. Certain general partner notes are held at the unconsolidated subsidiaries and, therefore, the general partner payables ($28.4 million) related to these notes are offset against the Company’s notes receivable from unconsolidated subsidiaries.

NOTE 8 — Secured Notes Payable

      During 2000, the Company issued or assumed $669.0 million of long-term, fixed-rate, fully amortizing non-recourse notes payable with a weighted average interest rate of 7.5%. Each of the notes is individually secured by 107 properties with no cross-collateralization. In addition, the Company also assumed $895.9 million of long-term, fixed-rate notes payable, as a part of purchasing controlling interests in limited partnerships owning 201 properties, which resulted in these properties being consolidated in 2000.

      The following table summarizes the Company’s secured notes payable at December 31, 2000 and 1999, all of which are non-recourse to the Company (in thousands):

	2000	1999

Fixed rate, ranging from 5.00% to 12.00%, fully-amortizing notes maturing at various dates through 2034.	$2,428,155	$1,597,772

Fixed rate, ranging from 5.00% to 10.04%, non-amortizing notes maturing at various dates through 2029.	830,187	356,487

Total	$3,258,342	$1,954,259

      As of December 31, 2000, the scheduled principal amortization and maturity payments for the Company’s secured notes payable are as follows (in thousands):

	Amortization	Maturities	Total

2001	$51,266	$96,343	$147,609

2002	70,542	102,484	173,026

2003	79,344	150,237	229,581

2004	82,831	141,173	224,004

2005	89,253	142,302	231,555

Thereafter			2,252,567

			$3,258,342

NOTE 9 — Secured Tax-Exempt Bond Financing

      During 2000, the Company assumed $394.0 million of long-term, fixed-rate, fully amortizing non-recourse tax-exempt bonds with a weighted average interest rate of 5.9%. Each of the bonds is individually secured by one of 22 properties with no cross-collateralization.

      In 1999, the Company issued $17.8 million of long-term, fixed-rate, fully amortizing non-recourse tax-exempt bonds with a weighted average interest rate of 7.1%. Each of the bonds is individually secured by one of two properties with no cross-collateralization. The Company used the net proceeds after transaction costs of $17.3 million to repay existing debt.

      The following table summarizes the Company’s secured tax-exempt bond financing at December 31, 2000 and 1999, all of which is non-recourse to the Company (in thousands):

	2000	1999

7.0% fully-amortizing bonds, due July 2016	$42,435	$43,889

6.9% fully-amortizing bonds, due July 2016	8,686	8,987

Fixed rate fully-amortizing bonds, ranging from 5.1% to 5.8%, due 2021	117,025	157,578

Fixed rate fully-amortizing bonds, ranging from 6.5% to 7.3%, due at various dates through 2036	286,604	79,866

Fixed rate non-amortizing bonds, ranging from 5.0% to 8.19%, due at various dates through 2017	32,993	50,158

Interest-only bonds, ranging from 3.7% to 7.7%, due at various dates through 2029	195,331	4,453

Floating rate non-amortizing bonds, due 2001 and 2008	30,799	31,689

Variable rate bonds, ranging from 4.9% to 5.3%, due 2021	59,160	44,210

Total	$773,033	$420,830

      As of December 31, 2000, the scheduled principal amortization and maturity payments for the Company’s secured tax-exempt bonds are as follows (in thousands):

	Amortization	Maturities	Total

2001	$28,225	$—	$28,225

2002	12,718	—	12,718

2003	13,400	—	13,400

2004	14,139	121,795	135,934

2005	15,192	—	15,192

Thereafter			567,564

			$773,033

NOTE 10 — Secured Short-Term Financing

      In August 1999, AIMCO and the Partnership closed a $300 million revolving credit facility arranged by Bank of America, N.A., Fleet National Bank (successor in Bank Boston, N.A.) and First Union National Bank with a syndicate comprised of a total of nine lender participants. Effective March 15, 2000 the credit facility was expanded by $45 million with the potential to expand it by another $55 million to a total of $400 million. Of the $55 million potential expansion, $5 million was expanded on April 14, 2000 bringing the total availability to $350 million. In September 2000, the credit facility was amended and restated. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Partnership and a second priority pledge of the ownership interests of the Partnership, NHP Management Company,

AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase Beneficial Assignee Interests (“BACs”) in Oxford Tax Exempt Fund II Limited Partnership (“OTEF”). Borrowings under the credit facility, including the $50 million expansion, are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at the option of any of the Partnership, NHP Management Company or AIMCO/Bethesda Holdings Inc. for a term of one year. The annual interest rate under the new credit facility is based on either LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 2000 was 9.16%, and the balance outstanding was $254.7 million. The amount available under the credit facility at December 31, 2000 and 1999 was $95.3 million (less $1.2 million for outstanding letters for credit) and $90.8 million, respectively. Of the total availability of $94.1million, $28.8 million pertains to unused letters of credit.

      In September 2000, the Company closed a term loan from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million to finance part of the Oxford acquisition. Transaction costs (including advisory fees) incurred on the term loan were $9.4 million. The borrowers under the term loan are the Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder are guaranteed by AIMCO and certain of its subsidiaries. The obligations under the term loan are secured by a first priority pledge of the ownership interests of the Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P., in certain subsidiaries of AIMCO and certain options to purchase BACs in OTEF and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the term loan is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 4.0% and 5.0% in the case of LIBOR-based loans, and between 1.0% and 2.0% in the case of base rate loans, based upon the number of months the loan is outstanding. The term loan expires in July 2002. The weighted average interest rate at December 31, 2000 was 10.5%. The total amount outstanding under the term loan at December 31, 2000 was $137 million, of which $74 million is classified as secured short-term financing of the Company and the remainder is a liability at the unconsolidated subsidiaries and, therefore, is included in investment in unconsolidated subsidiaries.

NOTE 11 — Commitments and Contingencies

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

   Limited Partnerships

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole. The Company may incur costs in connection with the defense or settlement of such litigation, which could adversely affect the Company’s desire or ability to complete certain transactions or otherwise have a material adverse effect on the Company and its subsidiaries.

   Pending Investigations of HUD Management Arrangements

      In July 1999, The National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or the Company or, to NHP’s or the Company’s knowledge, any owner of a HUD property managed by NHP. The Company believes that NHP’s operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. The Company is cooperating with the investigation and does not believe that the investigation will result in a material adverse effect on the financial condition of the Company. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs that may impact the Company’s future results of operations or cash flow.

   Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate hazardous substances may adversely affect occupancy at contaminated apartment communities and the ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with properties or properties it acquires or manages in the future.

   Operating Leases

      The Company is obligated under office space and equipment non-cancelable operating leases. In addition, the Company subleases certain of its office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases for the five years ending after December 31, 2000 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Payments

2001	$11,059	$2,350

2002	5,796	84

2003	4,116	—

2004	3,525	—

2005	1,534	—

Total	$26,030	$2,434

      Under the Company’s current operating structure, substantially all of the office space and equipment subject to the operating leases described above are for the use of its regional operating centers, which are operated by certain of the Company’s unconsolidated subsidiaries (see Note 6). Rent expense recognized by the unconsolidated subsidiaries totaled $5.6, $5.8 and $6.2 million in 2000, 1999 and 1998, respectively. Sublease payments for 2000, 1999 and 1998 were not material.

NOTE 12 — Mandatorily Redeemable Convertible Preferred Securities

      In connection with the Insignia merger, the Company assumed the obligations under the Trust Based Convertible Preferred Securities with an aggregate liquidation amount of $149.5 million. The securities will mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by the Company on or after November 1, 1999. Each $50 of liquidation value of the securities can be converted into AIMCO Class A Common Stock at a conversion price of $49.61, which equates to 1.007 shares of AIMCO Class A Common Stock. Upon conversion of the securities into AIMCO Class A Common Stock, the Partnership will issue OP Units to AIMCO on a one-for-one ratio. In 2000, the holders of the securities converted a total of $117.2 million of the $149.5 million of the securities into approximately 2,363,000 shares of AIMCO Class A Common Stock.

NOTE 13 — Registration Statements

      In August 1998, AIMCO and the Partnership filed a shelf registration statement with the Securities and Exchange Commission with respect to an aggregate of $1,268 million of debt and equity securities of AIMCO (of which $268 million was carried forward from a 1997 shelf registration statement) and $500 million of debt securities of the Partnership. The registration statement was declared effective by the SEC on December 10, 1998. As of December 31, 2000, AIMCO had $988 million available and the Partnership had $500 million available from this registration statement. The Company expects to finance pending acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement.

NOTE 14 — Partners’ Capital

   Preferred Units

      All classes of Preferred Units are on equal parity and are senior to the OP Units. None of the classes of Preferred Units have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units. Distributions on all Preferred Units are subject to being declared by the General Partner.

      Holders of the Class B Partnership Preferred Units (the “Class B Preferred Units) are entitled to receive, cash distributions in an amount per unit equal to the greater of (i) $7.125 per year (equivalent to 7.125% of the liquidation preference) or (ii) the cash distributions declared on the number of OP Units into which one Class B Preferred Unit is convertible. Class B Preferred Units are convertible, upon conversion of the Class B Cumulative Preferred Stock, beginning August 1998, into 3.28407 OP Units, subject to certain anti-dilution adjustments. In 2000, 330,529 units of Class B Preferred Units were converted into 1,085,480 OP Units.

      Holders of the Class C, D, G and H Partnership Preferred Units are entitled to receive, distributions at the following rates per annum:

Class C Partnership Preferred Units	9.000%

Class D Partnership Preferred Units	8.750%

Class G Partnership Preferred Units	9.375%

Class H Partnership Preferred Units	9.500%

      Holders of Class K Partnership Preferred Units (the “Class K Preferred Units”), which were issued on February 18, 1999, are entitled to receive, cash distributions in an amount per unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of Class A Common Stock into which a share of Class K Convertible Cumulative Preferred Stock (“Class K Preferred Stock”) is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of AIMCO Class A Common Stock into which a share of Class K Preferred Stock is convertible. Partnership Class K Preferred Units are convertible, upon conversion of the Class K Preferred Stock, into 0.59524 OP Units, subject to certain anti-dilution adjustments.

      Holders of Class L Partnership Preferred Units (the “Class L Preferred Units”), which were issued on May 28, 1999, are entitled to receive, cash distributions in an amount per unit equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Convertible Cumulative Preferred Stock (“Class L Preferred Stock”) is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class L Preferred Units will be entitled to receive an amount per unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Preferred Stock is convertible. Class L Preferred Units are convertible, upon conversion of the Class L Preferred Stock, into 0.5379 OP Units, subject to certain anti-dilution adjustments.

      Holders of Class M Partnership Preferred Units (the “Class M Preferred Units”), which were issued on January 13, 2000, are entitled to receive, for the period beginning January 13, 2000 through and including January 13, 2003, cash distributions in an amount per unit equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Convertible Cumulative Preferred Stock (“Class M Preferred Stock”) is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class M Preferred Units will be entitled to receive an amount per unit equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Preferred Stock is convertible. Class M Preferred Units are convertible, upon conversion of the Class M Preferred Stock, into 0.5681818 OP Units, subject to certain anti-dilution adjustments.

      Holders of Class N Partnership Preferred Units (the “Class N Preferred Units”), which were issued on September 12, 2000 are entitled to receive cash distributions in an amount per unit equal to the greater of (i) $2.25 per year (equivalent to 9% per annum of the liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class N Convertible Cumulative Preferred Stock (“Class N Preferred Stock”) is convertible. Distributions will be paid on the Class N Preferred Units quarterly, beginning on October 1, 2000. Class N Preferred Units are convertible, upon conversion of the Class N Preferred Stock, into 0.4762 OP Units, subject to certain anti-dilution adjustments.

      Holders of Class O Partnership Preferred Units (the “Class O Preferred Units”), which were issued on September 15, 2000 are entitled to receive, cash distributions in an amount per unit equal to the greater of (i) $4.725 per year (equivalent to 9% per annum of the liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class O Cumulative Convertible Preferred Stock (“Class O Preferred Stock”) is convertible. Distributions will be paid on the Class O Preferred Units quarterly, beginning on October 1, 2000. Class O Preferred Units are convertible, upon conversion of the Class O Preferred Stock, into one OP Unit, subject to certain anti-dilution adjustments.

      In addition to the Preferred Units described above, the Partnership has also issued Preferred Units to third parties, to acquire individual properties and limited partnership interests.

      As of December 31, 2000 and 1999, the following amounts of Preferred Units owned by third parties are outstanding (in thousands):

	2000	1999

Class One Partnership Preferred Units, redeemable to Class A Common Stock in one year, holder to receive distributions at 8% ($8.00 per annum per unit)	90	90
Class Two Partnership Preferred Units, redeemable to Class A Common Stock in one year, holders to receive distributions at 8% ($2.00 per annum per unit)	80	11
Class Three Partnership Preferred Units, redeemable to Class A Common Stock in one year, holders to receive distributions at 9.5% ($2.375 per annum per unit)	1,682	1,682
Class Four Partnership Preferred Units, redeemable to Class A Common Stock in one year, holders to receive distributions at 8% ($2.00 per annum per unit)	759	580
Class Five Partnership Preferred Units, redeemable to Class A Common Stock at any time at the option of the Partnership, holder to receive distributions equal to the per unit distribution on the Common OP Units ($2.80 per unit for 2000)	69	—
Class Six Partnership Preferred Units, redeemable to Class A Common Stock in one year, holder to receive distributions at 8.5% ($2.125 per annum per unit)	859	—
Class Seven Partnership Preferred Units, redeemable to Class A Common Stock in one year, holder to receive distributions at 9.5% ($2.375 per annum per unit)	30	—
Class Eight Partnership Preferred Units, redeemable to Class A Common Stock at any time at the option of the Partnership, holder to receive distributions equal to the per unit distribution on the Common OP Units ($2.80 per unit for 2000)	6	—

	3,575	2,363

The distributions paid on each class of Preferred Units for the years ended December 31, 2000, 1999, and 1998 are as follows (in thousands, except per Unit data):

	2000			1999			1998

	Amount		Total	Amount		Total	Amount		Total
Class of	Per		Amount	Per		Amount	Per		Amount
Preferred Units	Unit(1)		Paid	Unit(1)		Paid	Unit(1)		Paid

Class B	$9.20		$7,137	$8.21		$6,158	$7.39	(2)	$5,542

Class C	2.25		5,400	2.25		5,400	1.89	(2)	4,538

Class D	2.19		9,188	2.19		9,188	1.40	(2)	5,869

Class E	—		—	—		—	0.22	(3)	1,892

Class G	2.34		9,492	2.34		9,492	0.59	(2)	2,373

Class H	2.38		4,750	2.38		4,750	0.40	(2)	805

Class J	—		—	3.16	(4)	5,956	0.14	(2)	175

Class K	2.00		10,000	1.50	(5)	7,500	—		—

Class L	2.03		10,125	1.01	(5)	5,063	—		—

Class M	1.59	(6)	1,913	—		—	—		—

Class N	0.12	(6)	475	—		—	—		—

Class O	0.24	(6)	450	—		—	—		—

Class One	8.00		720	8.00	(5)	720	—		—

Class Two	1.42	(6)	114	—	(7)	—	—		—

Class Three	1.85	(6)	3,116	—	(7)	—	—		—

Class Four	1.58	(6)	1,197	—	(7)	—	—		—

Class Five	2.10	(6)	144	—		—	—		—

Class Six	0.03	(6)	28	—		—	—		—

Class Seven	—	(8)	—	—		—	—		—

Class Eight	—	(8)	—	—		—	—		—

Total			$64,249			$54,227			$21,194

(1)	Amounts per unit are calculated based on the number of Preferred Units outstanding at the end of each year.

(2)	For the period from the date of issuance to December 31, 1998.

(3)	For the period from the date of issuance to December 31, 1998. The Class E Preferred Units were converted to OP Units on January 15, 1999.

(4)	For the period from January 1, 1999 to the date of conversion to OP Units.

(5)	For the period from the date of issuance to December 31, 1999.

(6)	For the period from the date of issuance to December 31, 2000.

(7)	No distributions for these Preferred Units were required during 1999 based on the date of issuance.

(8)	No distributions for these Preferred Units were required during 2000 based on the date of issuance.

OP Units

      OP Units are redeemable by OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restrictions, on the basis of one OP Unit for either one share of AIMCO Class A Common Stock or cash equal to the fair value of a share of AIMCO Class A Common Stock at the time of redemption. The Company has the option to deliver shares of AIMCO Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems an OP Unit for AIMCO Class A Common Stock, Limited Partners' Capital is reduced and Special Limited Partners' Capital is increased. OP Units held by AIMCO are not redeemable.

      In 2000, the Company completed tender offers for limited partnership interests resulting in the issuance of approximately 2,189,000 OP Units. Of the 2,189,000 OP Units issued approximately 1,382,000 were issued in connection with the acquisition of interests in Oxford properties.

      During 2000 and 1999, the Company issued approximately 258,000 and 215,000 shares, respectively, of AIMCO Class A Common Stock to certain of AIMCO’s executive officers (or entities controlled by them) at market prices. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable to AIMCO totaling $7.7 million and $8.2 million, respectively. The notes were contributed by AIMCO to the Partnership in exchange for approximately 258,000 and 215,000 OP Units, respectively. Total payments on such notes from officers in 2000 and 1999 were $15.1 million and $6.2 million, respectively. In addition, in 2000 and 1999, the Partnership issued approximately 42,000 and 37,000 OP Units to AIMCO and AIMCO issued approximately 42,000 and 37,000 shares of AIMCO Class A Common Stock, respectively, to certain of AIMCO’s executive officers.

      During 2000, the Company repurchased and retired approximately 69,000 shares of AIMCO Class A Common Stock at an average price of $37.39 per share.

Investment in AIMCO

      In 1998, AIMCO issued 1.0 million shares of Class J Preferred Stock for proceeds of $100.0 million. The proceeds were contributed by AIMCO to the Partnership in exchange for 1.0 million Class J Preferred Units. Concurrently, the Partnership issued 250,000 Class J Preferred Units valued at $25 million to AIMCO, in exchange for 250,000 shares of Class J Preferred Stock. In June 2000, the Partnership converted 250,000 shares of AIMCO Class J Cumulative Convertible Preferred Stock, with a liquidation value of $25 million, into 625,000 shares of AIMCO Class A Common Stock. In connection with this conversion, 41,991 shares of AIMCO Class A Common Stock, valued at $1.5 million, were exchanged by the Partnership for Common OP Units held by a limited partner. The investment in AIMCO's Class A Common Stock is presented in the accompanying financial statements as a reduction to partners' capital.

NOTE 15 — Stock Option Plans and Stock Warrants

      AIMCO, from time to time, will issue stock options and stock warrants. Upon exercise of the stock options or stock warrants, AIMCO must contribute the proceeds received to the Partnership in exchange for OP Units in the same number as shares of AIMCO Class A Common Stock issued in connection with the exercised stock options or stock warrants. Therefore, the following disclosures are made pertaining to AIMCO’s stock options and stock warrants

      AIMCO Board of Directors has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the “1994 Plan”), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the “1996 Plan”), the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the “1997 Plan”) and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the “Non-Qualified Plan”) to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares and allows for the granting of non-qualified stock options. The 1994 Plan, the 1996 Plan and the 1997 Plan allow for the grant of incentive and non-qualified stock options, and together with the Non-Qualified Plan, are administered by the Compensation Committee of the Board of Directors of AIMCO. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors of AIMCO to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options vest over a one to five-year period from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors of AIMCO.

      AIMCO has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), requires the use of option valuation models that were not developed for use in valuing employee stock options and warrants. Under APB 25, because the exercise price of AIMCO’s employee stock options and warrants equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	2000	1999	1998

Risk free interest rates	6.1%	5.0%	5.0%

Expected dividend yield	6.8%	6.6%	6.0%

Volatility factor of the expected market price of the Company’s common stock	0.192	0.183	0.183

Weighted average expected life of options	4.5 years	4.5 years	4.5 years

      The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and for warrants which have no vesting restrictions and are fully transferable. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because AIMCO’s stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

      For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting period. AIMCO’s pro forma information for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands, except per share data):

	2000	1999	1998

Pro forma net income attributable to common stockholders	$31,396	$17,606	$34,396

Pro forma basic earnings per common share	$0.46	$0.28	$0.76

Pro forma diluted earnings per common share	$0.45	$0.28	$0.75

      The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years’ earnings.

      The following table summarizes the option and warrants activity for the years ended December 31, 2000, 1999 and 1998:

	2000		1999		1998

		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	And	Exercise	And	Exercise	and	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	8,660,000	$37.78	8,325,000	$36.38	1,684,000	$30.53

Granted	219,000	39.89	1,000,000	37.14	6,686,000	37.78

Assumed in connection with acquisition	—	—	—	—	671,000	25.99

Exercised	(594,000)	17.31	(490,000)	13.78	(661,000)	25.19

Forfeited	(50,000)	37.02	(175,000)	34.68	(55,000)	35.71

Outstanding at end of year	8,235,000	$37.80	8,660,000	$37.78	8,325,000	$36.38

Exercisable at end of year	3,942,000	$37.54	1,643,000	$37.55	1,793,000	$31.69

Weighted-average fair value of options And warrants granted during the year		$4.65		$3.41		$3.70

      At December 31, 2000, exercise prices for outstanding and exercisable options range from $15.21 to $44.22 and warrants range from $36.00 to $41.00, and the remaining weighted-average contractual life of the options is 8 years.

      On December 14, 1998, AIMCO sold, in a private placement, 1.4 million Class B partnership preferred units of a subsidiary of the Partnership for $30.85 million. The partnership units may be redeemed at the option of the holders at any time, and at the option of the Company under certain circumstances. Any redemption of the units may be satisfied by delivery of cash, AIMCO Class A Common Stock or OP Units. As a part of the transaction, AIMCO also sold a warrant to purchase 875,000 shares of AIMCO Class A Common Stock for $4.15 million. The warrant has an exercise price of $40 per share. The warrant may be exercised at any time, and expires upon redemption of the Class B partnership preferred units issued by a subsidiary of the Partnership.

      On December 2, 1997, AIMCO issued warrants (the “Oxford Warrants”) exercisable to purchase up to an aggregate of 500,000 shares of AIMCO Class A Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation (“Oxford”), in connection with the amendment of certain agreements pursuant to which the Company manages properties formerly controlled by Oxford or its affiliates. The Oxford Warrants were amended in connection with the acquisition of the Oxford entities in September 2000, are currently exercisable and terminate on December 31, 2006.

NOTE 16 — Earnings per OP Unit

      The following table illustrates the calculation of basic and diluted earnings per OP Unit for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per common unit data):

	2000	1999	1998

Numerator:

Net income	$109,717	$80,690	$68,928

Less: Net income attributable to Preferred Unitholders	(70,217)	(54,173)	(26,533)

Numerator for basic and diluted earnings per OP Unit — income attributable to OP Unitholders	$39,500	$26,517	$42,395

Denominator:

Denominator for basic earnings per OP Unit — weighted average number of OP Units outstanding	74,427	68,541	52,798

Effect of dilutive securities:

Dilutive potential OP Units	1,490	970	1,306

Denominator for diluted earnings per OP Unit	75,917	69,511	54,104

Basic earnings per OP Unit:

Operations	$0.18	$0.42	$0.72

Gain (loss) on disposition of properties	0.35	(0.03)	0.08

Total	$0.53	$0.39	$0.80

Diluted earnings per OP Unit:

Operations	$0.17	$0.41	$0.70

Gain (loss) on disposition of properties	0.35	(0.03)	0.08

Total	$0.52	$0.38	$0.78

      The Class B Preferred Units, the Class J Preferred Units (1999 and 1998), the Class K Preferred Units, the Class L Preferred Units, the Class M Preferred Units, the Class N Preferred Units and the Class O Preferred Units are convertible (see Note 14). The Class C Preferred Units, the Class D Preferred Units, the Class G Preferred Units, and the Class H Preferred Units are not convertible. All of the convertible Preferred Units are anti-dilutive on an “as converted” basis, therefore, all of the distributions are deducted to arrive at the numerator and no additional OP Units are included in the denominator.

NOTE 17 — Recent Accounting Developments

      In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) was issued. In June 2000, Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"(“SFAS 138)” was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of January 1, 2001 will not have a material effect on its financial position or results of operations.

      In September 2000, Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company anticipates that the adoption of SFAS 140 will not have a material effect on its financial position or results of operations.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Company believes that it is in compliance with the guidelines set forth in SAB 101.

NOTE 18 — High Performance Units

      In January 1998, the Partnership sold an aggregate of 15,000 of its Class I High Performance Partnership Units (the “High Performance Units”) to a joint venture comprised of fourteen members of AIMCO’s senior management and to three of AIMCO’s independent directors for $2.1 million in cash. The value of the High Performance Units was determined on December 31, 2000 based on AIMCO’s total return, defined as dividend income plus share price appreciation of AIMCO Class A Common Stock, over the three year period ended December 31, 2000 (the “Total Return”). As a result, the 15,000 High Performance Units converted to approximately 2,379,000 High Performance Units in January 2001, and the holders of the High Performance Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of the same number of OP Units. The table below illustrates the calculation of the value of High Performance Units (in thousands):

	Morgan				Excess	Value of
AIMCO	Stanley			Average	Shareholder	High
Total	Dean Witter	Minimum	Excess	Market	Value	Performance	OP Unit	OP Unit
Return	REIT Index	Return	Return	Capitalization	Added(1)	Units (2)	Dilution	Dilution %

59.24%	0.58%	30.00%	29.24%	$2,623,000	$767,000	$115,000	2,379 (3)	2.43%

(1)	Excess Return multiplied by average market capitalization

(2)	Excess Shareholder Value Added multiplied by 15%

(3)	OP Unit calculation based on trailing 20-day average stock price of $48.36

NOTE 19 — Employee Benefit Plans

      The Company offers medical, dental, life and short-term and long-term disability benefits to employees of the Company through insurance coverage of Company-sponsored plans. The medical and dental plans are self-funded and are administered by independent third parties. In addition, the Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. The Company matches 50%-100% of the participant’s contributions to the plan up to a maximum of 6% of the participant’s prior year compensation. The Company match percentage is based on employee tenure. The expense incurred by the Company totaled approximately $3.7 million, $2.6 million and $1.6 million in 2000, 1999 and 1998, respectively.

NOTE 20 — Unaudited Summarized Consolidated Quarterly Information

      Summarized unaudited consolidated quarterly information for 2000 and 1999 is provided below (amounts in thousands, except per unit amounts).

	Quarter (1)

Year Ended December 31, 2000	First	Second	Third	Fourth

Rental and other property revenues	$224,320	$258,064	$271,079	$297,537

Income from property operations	70,173	63,986	84,027	69,653

Revenue from service company business	10,025	12,410	14,430	12,827

Company’s share of income from service company business	3,493	2,968	1,835	(2,811)

Net income	28,454	13,160	33,457	34,646

Basic earnings per common unit	$0.17	$(0.04)	$0.22	$0.18

Diluted earnings per common unit	$0.17	$(0.04)	$0.21	$0.18

Weighted average common units outstanding	72,306	72,580	74,022	78,799

Weighted average common units and common unit equivalents outstanding	72,674	72,580	78,040	80,375

	Quarter (1)

Year Ended December 31, 1999	First	Second	Third	Fourth

Rental and other property revenues	$110,552	$116,237	$120,398	$184,696

Income from property operations	41,540	43,190	43,928	57,361

Revenue from service company business	7,321	6,936	9,310	14,232

Company’s share of income from service company business	(3,523)	2,608	(7,227)	14,611

Net income	14,864	23,993	19,889	21,944

Basic earnings per common unit	$0.03	$0.15	$0.08	$0.13

Diluted earnings per common unit	$0.03	$0.14	$0.07	$0.13

Weighted average common units outstanding	64,923	67,943	69,925	71,372

Weighted average common units and common unit equivalents outstanding	66,149	69,172	71,006	71,715

(1)	Certain reclassifications have been made to 2000 and 1999 quarterly amounts to conform with the 2000 presentation.

NOTE 21 — Free Cash Flow from Business Components

      Although the Company operates in only one segment, there are different components of the multi-family business for which management considers disclosure to be useful. The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the years ended December 31, 2000 and 1999, from these components, and a reconciliation of Free Cash Flow to funds from operations, less a reserve for capital replacements, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2000 and 1999
(in thousands)

	2000

	Consolidated	Unconsolidated	Total	%

Real Estate
Conventional
Average monthly rent greater than $900 per unit (equivalent units of 9,667 and 4,585 for 2000 and 1999)	$69,784	$13,867	$83,651	12.0%
Average monthly rent greater than $800 to $900 per unit (equivalent units of 6,851 and 4,423 for 2000 and 1999)	59,578	3,035	62,613	9.0%
Average monthly rent $700 to $800 per unit (equivalent units of 10,608 and 9,310 for 2000 and 1999)	61,873	10,660	72,533	10.4%
Average monthly rent $600 to $700 per unit (equivalent units of 30,422 and 16,494 for 2000 and 1999)	144,818	20,694	165,512	23.7%
Average monthly rent $500 to $600 per unit (equivalent units of 40,529 and 29,492 for 2000 and 1999)	144,102	19,094	163,196	23.4%
Average monthly rent less than $500 per unit (equivalent units of 21,455 and 29,387 for 2000 and 1999)	56,016	5,613	61,629	8.8%

Subtotal conventional real estate contribution to Free Cash Flow	536,171	72,963	609,134	87.3%
Affordable (equivalent units of 14,179 and 9,809 for 2000 and 1999)	25,116	30,133	55,249	7.9%
College housing (average rent of $662 and $663 per month for 2000 and 1999) (equivalent units of 2,860 and 2,214 for 2000 and 1999)	12,777	997	13,774	2.0%
Other Properties	1,788	6,047	7,835	1.1%
Resident services	3,040	431	3,471	0.5%
Minority interest	(90,637)	—	(90,637)	(13.0)%

Total real estate contribution to Free Cash Flow	488,255	110,571	598,826	85.8%

Service Businesses
Management contracts (property and asset management)
Controlled properties	2,275	9,608	11,883	1.7%
Third party with terms in excess of one year	—	7,839	7,839	1.1%
Third party cancelable in 30 days	—	2,700	2,700	0.4%

Subtotal management contracts contribution to Free Cash Flow	2,275	20,147	22,422	3.2%
Buyers Access	—	500	500	0.1%
Other service businesses	3,594	4,125	7,719	1.1%

Total service businesses contribution to Free Cash Flow	5,869	24,772	30,641	4.4%

Interest Income
General partner loan interest	23,205	2,442	25,647	3.7%
Notes receivable from officers	964	—	964	0.1%
Other notes receivable	1,151	—	1,151	0.2%
Money market and interest bearing accounts	14,512	—	14,512	2.1%

Subtotal interest income	39,832	2,442	42,274	6.1%
Accretion of loan discount	26,409	—	26,409	3.8%

Total interest income contribution to Free Cash Flow	66,241	2,442	68,683	9.8%

Fee Income

Disposition Fees	2,630	808	3,438	0.5%
Refinancing Fees	3,681	319	4,000	0.6%

Total fee income contribution to Free Cash Flow	6,311	1,127	7,438	1.1%

General and Administrative Expense	(7,813)	—	(7,813)	(1.1)%

Free Cash Flow(1)	558,863	138,912	697,775	100.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1999

	Consolidated	Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $900 per unit (equivalent units of 9,667 and 4,585 for 2000 and 1999)	$33,692	$8,513	$42,205	8.1%
Average monthly rent greater than $800 to $900 per unit (equivalent units of 6,851 and 4,423 for 2000 and 1999)	32,108	7,364	39,472	7.6%
Average monthly rent $700 to $800 per unit (equivalent units of 10,608 and 9,310 for 2000 and 1999)	37,288	21,611	58,899	11.3%
Average monthly rent $600 to $700 per unit (equivalent units of 30,422 and 16,494 for 2000 and 1999)	61,585	27,975	89,560	17.3%
Average monthly rent $500 to $600 per unit (equivalent units of 40,529 and 29,492 for 2000 and 1999)	82,383	32,758	115,141	22.2%
Average monthly rent less than $500 per unit (equivalent units of 21,455 and 29,387 for 2000 and 1999)	38,217	20,299	58,516	11.3%

Subtotal conventional real estate contribution to Free Cash Flow	285,273	118,520	403,793	77.8%
Affordable (equivalent units of 14,179 and 9,809 for 2000 and 1999)	5,131	32,382	37,513	7.2%
College housing (average rent of $662 and $663 per month for 2000 and 1999) (equivalent units of 2,860 and 2,214 for 2000 and 1999)	3,633	4,612	8,245	1.6%
Other Properties	1,892	5,021	6,913	1.3%
Resident services	1,914	442	2,356	0.5%
Minority interest	(25,080)	—	(25,080)	(4.8)%

Total real estate contribution to Free Cash Flow	272,763	160,977	433,740	83.6%

Service Businesses

Management contracts (property and asset management) Controlled properties	13,923	6,800	20,723	4.0%
Third party with terms in excess of one year	—	10,281	10,281	2.0%
Third party cancelable in 30 days	—	908	908	0.2%

Subtotal management contracts contribution to Free Cash Flow	13,923	17,989	31,912	6.1%
Buyers Access	—	3,314	3,314	0.6%
Other service businesses	3,490	(2,703)	787	0.2%

Total service businesses contribution to Free Cash Flow	17,413	18,600	36,013	6.9%

Interest Income
General partner loan interest	11,774	—	11,774	2.3%
Notes receivable from officers	869	—	869	0.2%
Other notes receivable	1,462	—	1,462	0.3%
Money market and interest bearing accounts	8,217	1,568	9,785	1.9%

Subtotal interest income	22,322	1,568	23,890	4.6%
Accretion of loan discount	32,460	—	32,460	6.3%

Total interest income contribution to Free Cash Flow	54,782	1,568	56,350	10.9%

Fee Income
Disposition Fees	3,070	1,219	4,289	0.8%
Refinancing Fees	283	331	614	0.1%

Total fee income contribution to Free Cash Flow	3,353	1,550	4,903	0.9%

General and Administrative Expense	(12,016)	—	(12,016)	(2.3)%

Free Cash Flow(1)	336,295	182,695	518,990	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2000 and 1999
(in thousands)

	2000			1999

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Free Cash Flow (1)	558,863	138,912	697,775	336,295	182,695	518,990

Interest expense:
Secured debt
Long-term, fixed rate	(227,103)	(49,357)	(276,460)	(107,100)	(65,683)	(172,783)

Long-term, variable rate	(952)	(13,381)	(14,333)	(1,314)	(2,034)	(3,348)

Short-term	(10,384)	(1,697)	(12,081)	(14,828)	(2,883)	(17,711)
Lines of credit and other unsecured debt	(31,796)	(2,698)	(34,494)	(12,754)	(384)	(13,138)
Interest expense on convertible debt	(8,869)	—	(8,869)	(9,716)	—	(9,716)
Interest capitalized	9,278	1,165	10,443	6,588	93	6,681

Total interest expense before minority interest	(269,826)	(65,968)	(335,794)	(139,124)	(70,891)	(210,015)

Minority interest share of interest expense	57,445	—	57,445	11,154	—	11,154

Total interest expense after minority interest	(212,381)	(65,968)	(278,349)	(127,970)	(70,891)	(198,861)
Dividends on preferred securities	(72,924)	—	(72,924)	(56,210)	—	(56,210)

Contribution before non-cash charges and ownership adjustments	273,558	72,944	346,502	152,115	111,804	263,919
Non-structural depreciation, net of capital replacements	(11,794)	(1,885)	(13,679)	(36)	(7,481)	(7,517)
Amortization of intangible assets	(6,698)	(5,370)	(12,068)	(14,297)	(22,434)	(36,731)

Gain (loss) on sales of real estate, net of minority interest	17,282	—	17,282	(1,785)	—	(1,785)
Deferred tax provision	—	(154)	(154)	—	(1,763)	(1,763)

Earnings Before Structural Depreciation (EBSD)(1)	272,348	65,535	337,883	135,997	80,126	216,123
Structural depreciation, net of minority interest in other entities	(238,176)	(60,207)	(298,383)	(102,297)	(87,309)	(189,606)

Net income (loss)	34,172	5,328	39,500	33,700	(7,183)	26,517
Gain (loss) on sales of real estate, net of minority interest	(17,282)	—	(17,282)	1,785	—	1,785
Structural depreciation, net of minority interest in other entities	238,176	60,207	298,383	102,297	87,309	189,606
Non-structural depreciation, net of minority interest in other entities	44,060	9,981	54,041	19,470	16,762	36,232
Amortization of intangible assets	6,698	5,370	12,068	14,297	22,434	36,731
Deferred tax provision	—	154	154	—	1,763	1,763

Funds from Operations (FFO)(1)	305,824	81,040	386,864	171,549	121,085	292,634
Capital replacement reserve	(32,268)	(8,099)	(40,367)	(19,434)	(9,281)	(28,715)

Adjusted Funds From Operations (AFFO)(1)	$273,556	$72,941	$346,497	$152,115	$111,804	$263,919

	Earnings	Common Units	Earnings Per Common Unit	Earnings	Common Units	Earnings Per Common Unit

EBSD
Basic	$337,883	75,183		$216,123	69,118
Diluted	$390,848	91,506		$244,848	78,673
Net Income (Loss)
Basic	$39,500	75,183	$0.53	$26,517	69,118	$0.39
Diluted	$39,500	76,198	$0.52	$26,517	69,704	$0.38
FFO

Basic	$386,864	75,183		$292,634	69,118
Diluted	$439,830	91,506		$320,434	78,673
AFFO
Basic	$346,497	75,183		$263,919	69,118
Diluted	$399,463	91,506		$291,719	78,673

(1)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

	•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

	•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e. depreciation of buildings and land improvements whose useful lives exceed 20 years.

	•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO (diluted) based on the NAREIT definition, as adjusted for amortization of intangibles, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of distributions on Preferred Units. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

	•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to at least $300 per apartment unit.

NOTE 22 — Portfolios Held for Sale

      The Company is currently marketing for sale certain real estate properties in order to sell properties in the portfolio that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). Approximately 10,349 units with an approximate carrying value of $325.3 million are included with real estate in the consolidated financial statements and approximately 17,755 units with an approximate carrying value of $80.1 million are included with investments in unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any material losses with respect to the sales of the properties.

NOTE 23 — Subsequent Events

   Distribution Declared

      On January 24, 2001, the General Partner declared a quarterly cash distribution of $0.78 per OP Unit for the quarter ended December 31, 2000, paid on February 9, 2001, to OP Unitholders of record on February 2, 2001. The increased distribution is equivalent to an annualized distribution rate of $3.12 per OP Unit, an 11% increase from the previous annual distribution rate of $2.80.

   OTEF Merger

      On November 29, 2000, AIMCO and Oxford Tax Exempt Fund II Limited Partnership (“OTEF”) entered into a merger agreement pursuant to which OTEF would merge with a subsidiary of the Partnership. The merger closed on March 26, 2001. The Partnership owns all of the outstanding OTEF beneficial assignments of limited partnership interests (“BACs”) in OTEF. In connection with the Oxford acquisition, AIMCO acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. After the merger, the Company’s partnership interests in OTEF reflects a 1% general partner interest held by OTEF’s managing general partner and a 99% limited partner interest held by the Partnership. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, the majority of which were owned by affiliates of OTEF, including Oxford entities.

In the merger, each BAC was converted into the right to receive 0.299 shares of AIMCO’s Class A Common Stock and 0.547 shares of AIMCO’s Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”). In addition, the BAC holders received a special distribution of $50 million, or $6.21 per

BAC. The holders of the Class P Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cash dividends in an amount per share equal to the greater of (i) a quarterly dividend payment of $0.5625 or (ii) the cash dividends declared on the number of shares of AIMCO Class A Common Stock into which a share of AIMCO Class P Preferred Stock is convertible. Each share of AIMCO Class P Preferred Stock is convertible at the option of the holder into 0.4464 shares of AIMCO Class A Common Stock. The initial conversion ratio was in excess of the fair market value of the common stock on the commitment date. The AIMCO Class P Preferred Stock is senior to AIMCO Class A Common Stock as to dividends and liquidation. Upon liquidation, dissolution, or winding up of AIMCO, before payment or distribution by AIMCO to any holders of AIMCO Class A Common Stock, the holders of AIMCO to Class P Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. The Class P Preferred Units issued to AIMCO have substantially similar terms as AIMCO Class P Preferred Stock.

   Class Q Preferred Stock

On March 19, 2001, AIMCO issued 2,200,000 shares of newly created AIMCO Class Q Cumulative Preferred Stock, par value $0.01 per share (the “AIMCO Class Q Preferred Stock”) in a public offering. On March 29, 2001, the underwriters’ exercised their option to purchase an additional 330,000 shares. The net proceeds of approximately $61 million were used to repay short term indebtedness. Dividends are cumulative from the date of original issue and are payable quarterly each year, when and as declared, beginning in June 2001. Cumulative dividends on the AIMCO Class Q Preferred Stock will be in an amount per share equal to $2.525 per year, equivalent to 10.1% of the $25 liquidation preference. The AIMCO Class Q Preferred Stock is senior to AIMCO Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payment or distributions by AIMCO shall be made to any holders of AIMCO Class A Common Stock, the holders of the AIMCO Class Q Preferred Stock shall be entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of AIMCO Class Q Preferred Stock is redeemable beginning March 19, 2006, at the option of AIMCO, at a price equal to a liquidation preference of $25 per share, plus all accumulated accrued and unpaid dividends, if any to the date fixed for redemption. The net proceeds were contributed by AIMCO to the Partnership in exchange for similar shares of Class Q Preferred Units. The Class Q Preferred Units have substantially similar terms as AIMCO Class Q Preferred Stock.

SCHEDULE III

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2000
(In Thousands Except Unit Data)

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

100 Forest Place	Oct-97	OakPark, IL	1986	234	2,498	14,154	5,157

Alpine Village	Oct-98	Birmingham, AL	1972	160	826	3,182	281

Anchorage	Nov-96	League City, TX	1985	264	523	9,097	2,449

Apple Creek	Dec-97	Temple, TX	1984	176	623	4,177	180

Arbor Station	Apr-98	Montgomery, AL	1987	264	1,627	9,218	873

Arbor Station II	Apr-99	Montgomery, AL	1988	24	198	1,133	9

Arbors, The	Oct-97	Tempe, AZ	1971	200	1,092	6,189	645

Ashford Plantation	Dec-95	Atlanta, GA	1975	211	2,770	9,956	2,012

Aspen Hills	May-98	Austin, TX	1986	344	2,645	14,989	1,189

Aspen Point	Jul-99	Lakewood, CO	1970	120	240	7,391	516

Atriums Of Plantation	Aug-98	Plantation, FL	1980	210	1,807	9,756	894

Baldwin Oaks	May-97	Parsippany, NJ	1980	251	1,909	5,975	1,380

Barcelona	Oct-98	Houston, TX	1963	126	911	4,819	742

Bay Club	Apr-97	Aventura, FL	1990	702	10,672	60,830	4,721

Bayhead Village	Dec-00	Indianapolis, IN	1978	202	544	4,896	—

Baymeadows	Oct-98	Jacksonville, FL	1972	904	5,690	20,822	4,005

Baywood	Jan-93	Gretna, LA	1974	226	1,464	3,887	(195)

Beacon Hill	Oct-97	Chamblee, GA	1978	120	928	5,261	529

Beau Jardin	Sep-99	West Lafayette, IN	1968	252	831	14,368	2,915

Beech Lake	May-99	Durham, NC	1986	345	2,284	13,011	432

Beech’s Farm	Dec-00	Columbia, MD	1983	135	607	5,465	—

Bent Oaks	May-98	Austin, TX	1979	146	1,117	6,328	273

Bercado Shores	Aug-00	Mishawaka, IN	1974	234	329	1,417	3,066

Blossomtree	Oct-97	Scottsdale, AZ	1970	125	535	3,029	502

Boardwalk	Dec-95	Tamarac, FL	1986	291	3,350	8,196	1,568

Boulder Creek (The Bluffs)	Sep-83	Boulder, CO	1971	232	696	7,779	13,561

Bradford Place	Dec-99	Suitland, MD	1968	214	1,176	6,666	1,017

Braesview	May-98	San Antonio, TX	1982	396	3,135	17,764	1,050

Brandywine	Apr-83	St. Petersburg, FL	1971	477	1,423	11,336	2,528

Brant Rock	Oct-97	Houston, TX	1984	84	337	1,908	374

Breckenridge Square	Dec-94	Louisville, KY	1971	294	2,058	8,450	403

Brentwood	Nov-96	Lake Jackson, TX	1980	104	200	3,092	567

Briar Bay Racquet Club	Dec-94	Miami, FL	1974	194	1,478	6,526	3,649

Briarcliffe	Dec-00	Lansing, MI	1974	308	900	8,104	—

Briarwest	Oct-98	Houston, TX	1970	380	2,600	14,448	3,016

Briarwood	Oct-98	Cedar Rapids, IA	1975	73	524	2,579	63

Briarwood	Oct-98	Houston, TX	1970	351	2,323	10,826	2,631

Bridgewater	Nov-96	Tomball, TX	1978	206	333	4,033	3,067

Brighton Crest	Dec-91	Marietta, GA	1987	320	2,686	7,998	447

Brittany Point	Oct-98	Hunstville, AL	1978	431	1,627	9,220	1,043

Broadmoor Apartments	May-98	Austin, TX	1985	200	1,370	7,765	1,063

Broadmoor Ridge	Dec-97	Colorado Springs, CO	1974	200	831	13,286	2,653

Brook Run	May-98	Arlington Heights, IL	1985	182	1,109	10,370	2,125

Brookdale Lakes	May-98	Naperville, IL	1990	200	2,709	15,350	529

Brookhollow	Dec-97	Kerrville, TX	1973	48	116	1,272	226

Brookside Village	Apr-96	Tustin, CA	1970	628	2,498	14,180	22,245

Brookview	Dec-97	Montgomery, AL	1975	64	95	1,474	(226)

Brookwood Apts	Sep-99	Indianapolis, IN	1967	404	2,433	9,712	2,296

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

100 Forest Place	1,512	20,297	21,809	7,715	14,094	14,866

Alpine Village	661	3,628	4,290	327	3,962	2,100

Anchorage	371	11,698	12,069	3,660	8,409	4,584

Apple Creek	648	4,332	4,980	342	4,638	1,866

Arbor Station	1,627	10,091	11,718	968	10,750	7,200

Arbor Station II	198	1,142	1,339	131	1,209	772

Arbors, The	1,092	6,834	7,926	982	6,945	3,608

Ashford Plantation	2,770	11,968	14,738	2,521	12,216	6,894

Aspen Hills	2,645	16,177	18,823	2,491	16,331	9,325

Aspen Point	240	7,907	8,147	2,682	5,465	—

Atriums Of Plantation	1,807	10,650	12,457	1,100	11,357	7,477

Baldwin Oaks	639	8,625	9,264	1,008	8,256	7,700

Barcelona	1,323	5,150	6,473	1,157	5,316	2,346

Bay Club	10,685	65,538	76,223	8,935	67,288	49,000

Bayhead Village	816	4,624	5,440	—	5,440	3,911

Baymeadows	3,673	26,844	30,517	1,759	28,759	13,150

Baywood	866	4,290	5,156	1,893	3,263	4,329

Beacon Hill	929	5,789	6,718	808	5,910	3,374

Beau Jardin	1,256	16,858	18,114	5,623	12,491	9,843

Beech Lake	2,284	13,442	15,726	1,445	14,281	11,671

Beech’s Farm	911	5,161	6,072	—	6,072	4,011

Bent Oaks	1,117	6,601	7,718	1,037	6,681	4,190

Bercado Shores	—	4,812	4,812	(0)	4,812	3,822

Blossomtree	535	3,532	4,066	500	3,566	1,978

Boardwalk	3,350	9,764	13,114	2,235	10,879	8,686

Boulder Creek (The Bluffs)	755	21,282	22,036	5,327	16,710	16,500

Bradford Place	1,143	7,716	8,859	248	8,611	5,159

Braesview	3,135	18,814	21,949	2,934	19,015	13,345

Brandywine	1,437	13,850	15,287	6,844	8,443	10,382

Brant Rock	337	2,283	2,619	339	2,281	1,144

Breckenridge Square	2,409	8,502	10,912	718	10,193	6,000

Brentwood	—	3,859	3,859	567	3,293	1,667

Briar Bay Racquet Club	2,324	9,329	11,653	3,752	7,902	3,500

Briarcliffe	1,351	7,654	9,005	—	9,005	6,701

Briarwest	4,098	15,966	20,064	3,210	16,854	6,758

Briarwood	505	2,661	3,166	188	2,978	1,536

Briarwood	3,333	12,446	15,779	2,980	12,799	4,854

Bridgewater	206	7,227	7,433	1,583	5,850	3,944

Brighton Crest	2,499	8,632	11,131	737	10,394	6,052

Brittany Point	—	11,890	11,890	(87)	11,977	8,896

Broadmoor Apartments	1,370	8,828	10,198	1,313	8,885	6,000

Broadmoor Ridge	831	15,939	16,769	2,481	14,288	8,900

Brook Run	1,683	11,922	13,605	3,594	10,011	11,800

Brookdale Lakes	2,709	15,878	18,587	2,413	16,174	12,945

Brookhollow	116	1,498	1,614	587	1,027	384

Brookside Village	7,263	31,661	38,923	5,870	33,053	25,804

Brookview	95	1,248	1,343	661	682	535

Brookwood Apts	2,739	11,702	14,441	—	14,441	10,016

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Buena Vista	Dec-97	Alva, OK	1974	51	49	1,196	270

Burgundy Court	Dec-91	Cincinnati, OH	1969	234	1,538	5,194	1,509

Burgundy Park	Oct-99	Forestville, MD	1967	108	589	3,339	399

Burkshire Commons	May-97	Burke, VA	1986	360	3,503	22,218	1,537

Calhoun Beach	Dec-98	Minneapolis, MN	1928/1998	351	11,567	65,546	4,520

Cambridge Heights	May-97	Natchez, MS	1979	94	249	1,413	1,018

Cambridge Manor	Dec-97	Fairfield, CT	1989	160	1,459	8,270	—

Cameron Hill I	Dec-00	Chattanooga, TN	1976	256	467	4,199	—

Cameron Hill II	Dec-00	Chattanooga, TN	1978	108	239	2,154	—

Canterbury Green	Dec-99	Fort Wayne, IN	1979	2,007	13,929	73,975	6,008

Cape Cod	May-98	San Antonio, TX	1985	244	1,582	8,946	334

Captiva Club (Bay West)	Dec-96	Tampa, FL	1975	357	1,500	7,085	9,205

Carriage Hill	Jan-93	East Lansing, MI	1972	143	1,213	4,883	2,167

Carriage House	Oct-98	Gastonia, NC	1970	102	544	2,266	73

Casa Anita	Mar-98	Phoenix, AZ	1986	224	1,125	6,404	468

Cedar Brooke Apts	Feb-95	Independence, MO	1981	158	1,030	2,151	1,616

Cedar Rim	Dec-94	New Castle, WA	1980	104	992	3,635	1,256

Cedarwood	Jan-93	Gretna, LA	1978	226	1,307	2,378	116

Center Square	May-97	Doylestown, PA	1975	352	670	4,749	772

Chambers Ridge	Oct-98	Harrisburg, PA	1973	324	1,596	7,801	963

Chambrel At Club Hill	Dec-00	Garland, TX	1987	260	2,328	13,191	—

Chambrel At Island Lake	Dec-00	Longwood, FL	1986	269	3,456	19,584	—

Chambrel At Montrose	Dec-00	Akron, OH	1987	168	1,773	10,046	—

Chambrel At Pinecastle	Dec-00	Ocala, FL	1986	161	1,484	8,411	—

Chambrel At Roswell	Dec-00	Roswell, GA	1986	280	5,022	28,456	—

Chambrel At Williamsburg	Dec-00	Williamsburg, VA	1986	256	3,741	21,200	—

Chapel Hill	Dec-91	Indianapolis, IN	1965	148	1,075	4,281	1,752

Chapel NDP	May-97	Baltimore, MD	1974	175	318	3,237	518

Chapelwood	Dec-91	Indianapolis, IN	1969	140	959	3,312	1,875

Chatham Harbor	Oct-99	Altamonte Springs, FL	1985	324	2,288	12,999	547

Chelsea Place	Dec-91	Murfreesboro, TN	1966	594	3,102	11,343	—

Chelsea Ridge	Dec-00	Wappingers Falls, NY	1966	835	6,159	34,911	815

Cherry Creek Garden	Jan-96	Englewood, CO	1975	296	3,291	14,784	709

Chesapeake	Dec-96	Houston, TX	1983	320	775	7,317	868

Chesapeake Landing (OH)	Dec-97	Dayton, OH	1986	256	2,890	26,011	52

Chestnut Hill	May-97	Middletown, CT	1985	314	2,936	17,452	787

Chestnut Hill Village	Oct-97	Philadelphia, PA	1963	834	10,511	31,284	9,291

Chimney Hill	Dec-94	Marietta, GA	1972	326	2,195	9,311	5,468

Churchill Park Apartments	May-98	San Antonio, TX	1979	392	1,788	10,131	2,223

Churchill Park	Dec-94	Louisville, KY	1970	384	2,674	9,705	422

Citadel	Dec-94	El Paso, TX	1973	261	1,234	5,308	3,578

Citadel Village	Dec-94	Colorado Springs, CO	1974	122	1,131	3,962	2,038

Citrus Grove	Jun-98	Redlands, CA	1985	198	1,118	6,333	389

Citrus Sunset	Mar-98	Vista, CA	1985	97	663	3,758	301

Civic Towers Apts	Apr-97	Miami, FL	1982	196	807	10,204	—

College Park (PA)	Jan-87	Carlisle, PA	1972	209	523	5,819	(661)

Colonade Gardens/Ferntree	Oct-97	Phoenix, AZ	1973	196	765	4,337	499

Colonial Crest	Dec-99	Bloomington, IN	1965	208	938	4,488	1,348

Colony	Sep-98	Bradenton, FL	1986	166	1,121	6,350	469

Colony	Dec-97	Montgomery, AL	1974	176	—	—	3,812

Colony At Kenilworth	Oct-98	Towson, MD	1966	383	2,812	11,065	1,323

Colony House Apts	Oct-98	Murfreesboro, TN	1973	194	984	3,657	354

Cooper’s Pond	Jan-96	Tampa, FL	1978	463	2,054	8,402	532

Copper Chase	Dec-96	Katy, TX	1982	316	1,354	7,672	1,549

Copperfield I & II	Nov-96	Houston, TX	1983	196	702	7,003	1,155

Coral Cove	May-98	Tampa, FL	1985	200	727	4,119	3,620

Coral Gardens	Apr-93	Las Vegas, NV	1983	670	3,190	12,745	3,037

Country Club Villas	Jul-94	Amarillo, TX	1984	282	1,049	5,951	1,152

Country Club West	May-98	Greeley, CO	1986	288	2,848	16,138	788

Courtney Park	May-98	Fort Collins, CO	1986	248	2,726	15,450	524

Coventry Square	Nov-96	Houston, TX	1983	270	975	6,355	1,969

Creekside	Jan-96	Denver, CO	1974	328	2,607	8,319	453

Crossings At Bell	Jan-98	Amarillo, TX	1976	160	483	2,737	1,322

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

				Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Buena Vista	49	1,466	1,515	557	957	317

Burgundy Court	1,247	6,995	8,241	1,712	6,529	6,578

Burgundy Park	630	3,696	4,326	34	4,293	3,382

Burkshire Commons	2,954	24,304	27,258	1,479	25,779	21,945

Calhoun Beach	11,263	70,370	81,633	4,709	76,924	51,419

Cambridge Heights	103	2,577	2,680	1,250	1,429	1,480

Cambridge Manor	1,459	8,270	9,729	—	9,729	9,867

Cameron Hill I	700	3,966	4,666	—	4,666	3,142

Cameron Hill II	359	2,035	2,394	—	2,394	2,144

Canterbury Green	14,785	79,127	93,912	2,787	91,124	51,682

Cape Cod	1,582	9,280	10,862	1,388	9,474	6,470

Captiva Club (Bay West)	1,600	16,190	17,790	2,117	15,673	8,753

Carriage Hill	753	7,511	8,263	1,942	6,321	5,235

Carriage House	332	2,551	2,884	205	2,679	1,819

Casa Anita	1,125	6,873	7,997	800	7,198	3,995

Cedar Brooke Apts	1,097	3,700	4,797	1,758	3,039	2,325

Cedar Rim	889	4,994	5,883	1,388	4,495	2,000

Cedarwood	903	2,898	3,801	345	3,456	1,930

Center Square	693	5,498	6,192	732	5,460	5,432

Chambers Ridge	1,291	9,068	10,360	801	9,559	5,307

Chambrel At Club Hill	2,328	13,191	15,519	149	15,370	14,625

Chambrel At Island Lake	3,456	19,584	23,040	317	22,723	19,647

Chambrel At Montrose	1,773	10,046	11,819	112	11,707	11,660

Chambrel At Pinecastle	1,484	8,411	9,896	96	9,799	8,654

Chambrel At Roswell	5,022	28,456	33,478	539	32,939	29,780

Chambrel At Williamsburg	3,741	21,200	24,941	240	24,701	22,782

Chapel Hill	977	6,131	7,109	1,962	5,147	3,320

Chapel NDP	347	3,725	4,072	340	3,733	3,174

Chapelwood	744	5,401	6,146	1,881	4,264	3,441

Chatham Harbor	2,288	13,546	15,834	539	15,295	9,629

Chelsea Place	2,167	12,278	14,445	145	14,301	12,079

Chelsea Ridge	733	41,151	41,884	—	41,884	36,250

Cherry Creek Garden	2,959	15,825	18,784	1,078	17,707	12,175

Chesapeake	775	8,185	8,960	1,391	7,568	7,006

Chesapeake Landing (OH)	3,666	25,287	28,953	308	28,645	23,201

Chestnut Hill	5,825	15,350	21,175	1,951	19,224	16,070

Chestnut Hill Village	7,879	43,207	51,086	9,304	41,782	25,588

Chimney Hill	2,698	14,275	16,974	5,518	11,456	5,400

Churchill Park Apartments	1,788	12,354	14,141	1,883	12,258	4,495

Churchill Park	2,298	10,503	12,801	893	11,908	6,450

Citadel	1,589	8,531	10,120	3,690	6,429	4,638

Citadel Village	1,185	5,945	7,130	2,116	5,014	2,450

Citrus Grove	1,118	6,722	7,840	735	7,105	4,930

Citrus Sunset	663	4,059	4,722	441	4,281	3,525

Civic Towers Apts	807	10,204	11,010	5,134	5,876	7,585

College Park (PA)	523	5,158	5,681	2,576	3,104	2,038

Colonade Gardens/Ferntree	766	4,836	5,601	671	4,930	2,672

Colonial Crest	959	5,815	6,774	648	6,126	1,653

Colony	1,121	6,820	7,940	693	7,248	3,219

Colony	218	3,594	3,812	1,832	1,980	1,465

Colony At Kenilworth	2,303	12,897	15,200	1,240	13,960	7,985

Colony House Apts	488	4,507	4,995	334	4,660	3,540

Cooper’s Pond	1,825	9,162	10,988	749	10,239	8,177

Copper Chase	1,757	8,818	10,575	1,473	9,102	5,016

Copperfield I & II	508	8,352	8,860	1,819	7,041	4,774

Coral Cove	1,381	7,085	8,466	1,583	6,882	3,888

Coral Gardens	3,190	15,782	18,972	5,471	13,502	12,308

Country Club Villas	1,049	7,103	8,152	1,982	6,169	5,387

Country Club West	2,848	16,926	19,774	2,738	17,036	11,050

Courtney Park	2,726	15,974	18,701	2,444	16,257	9,799

Coventry Square	681	8,618	9,299	3,263	6,036	4,962

Creekside	2,108	9,272	11,380	892	10,488	6,327

Crossings At Bell	483	4,059	4,542	623	3,919	2,328

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Crossings Of Bellevue	May-98	Nashville, TN	1985	300	2,588	14,667	1,271

Crossroads	May-98	Phoenix, AZ	1982	316	2,180	12,353	648

Crows Nest	Nov-96	League City, TX	1984	176	795	5,400	1,257

Cypress Landing	Dec-96	Savannah, GA	1984	200	915	5,188	722

Cypress Ridge	May-98	Houston, TX	1979	268	870	4,931	1,301

Debaliviere I	May-97	St. Louis, MO	1979	146	605	2,392	436

Deer Creek	Jan-93	Plainsboro, NJ	1975	288	2,948	8,480	4,373

Deercross (IN)	Dec-00	Indianapolis, IN	1979	372	1,166	10,494	—

Doral Springs	Dec-94	Miami, FL	1972	368	2,525	9,284	623

Douglaston Villas and Townhomes (Formerly Cameron Villas)	Aug-99	Altamonte Springs, FL	1979	234	1,721	9,835	902

Dunes	Dec-97	San Antonio, TX	1964	120	278	707	86

Dunwoody Park	Jul-94	Dunwoody, GA	1980	318	1,838	10,538	1,688

Eagle Rock Village	Dec-97	Wichita, KS	1985	352	2,467	12,394	2,702

Eagle’s Nest	May-98	San Antonio, TX	1973	226	1,053	5,966	392

Eaglewood/Woods	Jun-98	Memphis, TN	1983	584	750	16,544	4,901

Easton Village	Nov-96	Houston, TX	1983	146	440	6,584	3,750

Eden Crossing	Nov-94	Pensacola, FL	1985	200	1,111	6,332	1,089

Elm Creek	May-97	Elmhurst, IL	1986	372	5,339	30,253	13,610

Emerald Ridge	Feb-98	Tyler, TX	1984	484	1,469	8,324	1,160

Enfield	Oct-97	Dallas, TX	1986	286	1,400	2,970	2,725

Essex Park	Oct-98	Columbia, SC	1971	323	1,670	5,588	213

Evanston Place	May-97	Evanston, IL	1988	190	1,503	19,960	6,974

Evergreen Club	Oct-97	Jacksonville, FL	1987	240	1,395	4,749	1,130

Fairway	Dec-92	Plano, TX	1978	256	1,714	5,662	163

Fairway View I	Oct-98	Baton Rouge, LA	1972	242	1,562	6,168	274

Fairway View II	Oct-98	Baton Rouge, LA	1981	204	1,515	5,808	236

Fairways	Jul-94	Chandler, AZ	1986	352	1,830	10,403	7,782

Farmingdale	Dec-00	Darien, IL	1975	240	1,502	13,520	—

Ferntree	Oct-98	Phoenix, AZ	1970	219	1,243	12,818	526

Festival Field	Dec-97	Newport, RI	1973	204	430	6,999	(172)

Fieldcrest	Oct-98	Jacksonville, FL	1982	240	1,331	7,544	711

Fisherman’s Landing	Sep-98	Temple Terrace, FL	1986	256	1,643	9,311	862

Fisherman’s Landing	Dec-97	Bradenton, FL	1984	200	1,275	7,225	860

Fisherman’s Wharf	Nov-96	Clute, TX	1981	360	830	9,969	2,014

Foothill Place	Dec-94	Salt Lake City, UT	1973	450	3,693	14,291	5,786

Foothills	Oct-97	Tucson, AZ	1982	270	1,203	6,817	473

Forest	Dec-97	Houston, TX	1978	192	384	2,347	202

Forest River	Oct-98	Gadsden, AL	1979	248	862	3,755	341

Forrester Gardens	Dec-97	Tuscaloosa, AL	1972	152	200	4,041	545

Fox Run	Oct-96	Plainsboro, NJ	1973	776	8,442	33,326	2,224

Foxchase	May-97	Alexandria, VA	1947	2,028	39,390	93,181	17,374

Foxfire	Oct-98	Doraville, GA	1971	266	1,663	8,063	412

Foxtree	Oct-97	Tempe, AZ	1976	487	2,505	14,194	1,928

Frankford Place	Jul-94	Carrollton, TX	1982	274	1,125	6,382	990

Franklin Oaks	May-98	Franklin, TN	1987	468	4,031	22,842	1,542

Freedom Place Club	Oct-97	Jacksonville, FL	1988	352	2,289	12,970	1,218

Gateway Gardens	Oct-98	Cedar Rapids, IA	1969	328	1,994	7,795	165

Georgetown	Oct-93	South Bend, IN	1973	200	1,480	6,502	3,310

Georgetown	Oct-98	Columbus, OH	1962	150	1,087	4,289	261

Glen Hollow	Dec-99	Charlotte, NC	1972	336	2,133	10,174	802

Glenbrook	Oct-97	St. Petersburg, FL	1985	196	1,290	4,674	1,043

Governor’s Park	Aug-86	Little Rock, AR	1985	154	1,075	2,869	1,196

Governor’s Park	Oct-93	Ft. Collins, CO	1982	188	1,752	6,336	254

Grand Flamingo	Sep-97	Miami Beach, FL	1960	1,277	8,736	49,774	110,303

Grande Pointe	Dec-99	Columbia, MD	1974	324	2,715	15,382	2,140

Greens Of Naperville	May-97	Naperville, IL	1986	400	3,756	21,284	11,839

Greenspoint	Jan-96	Phoenix, AZ	1985	336	2,851	10,130	352

Greentree	Oct-93	Mobile, AL	1973	178	846	2,514	1,991

Greentree	Dec-96	Carrollton, TX	1983	365	1,955	11,098	1,082

Hampton Hill	Nov-96	Houston, TX	1984	332	1,574	8,408	5,076

Harbor Cove	May-98	San Antonio, TX	1980	256	1,446	8,193	551

Harbor Town @ Jacaranda	Apr-99	Plantation, FL	1988	280	1,920	17,277	52

Hastings Place	Nov-96	Houston, TX	1984	176	734	3,382	1,986

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Crossings Of Bellevue	2,588	15,938	18,527	2,577	15,950	8,100

Crossroads	2,180	13,001	15,181	2,060	13,121	6,683

Crows Nest	762	6,689	7,452	2,132	5,320	2,706

Cypress Landing	915	5,910	6,826	1,358	5,468	5,519

Cypress Ridge	870	6,232	7,102	978	6,124	4,250

Debaliviere I	286	3,146	3,433	215	3,218	2,465

Deer Creek	1,999	13,802	15,801	4,616	11,185	6,025

Deercross (IN)	1,749	9,911	11,660	—	11,660	8,866

Doral Springs	3,905	8,526	12,431	1,002	11,429	6,000

Douglaston Villas and Townhomes (Formerly Cameron Villas)	1,721	10,737	12,458	1,018	11,440	7,188

Dunes	128	943	1,071	142	929	733

Dunwoody Park	1,838	12,226	14,064	3,168	10,896	11,319

Eagle Rock Village	1,829	15,733	17,563	2,693	14,870	9,602

Eagle’s Nest	1,053	6,358	7,410	1,090	6,320	4,565

Eaglewood/Woods	830	21,365	22,195	8,227	13,967	9,856

Easton Village	448	10,326	10,774	2,337	8,437	3,995

Eden Crossing	1,111	7,421	8,532	1,859	6,673	5,406

Elm Creek	7,128	42,075	49,202	12,851	36,351	22,876

Emerald Ridge	1,469	9,484	10,953	1,236	9,718	5,994

Enfield	919	6,176	7,095	1,329	5,765	4,593

Essex Park	942	6,530	7,471	509	6,962	7,025

Evanston Place	1,507	26,930	28,438	6,374	22,063	18,008

Evergreen Club	1,434	5,841	7,275	1,206	6,069	5,285

Fairway	2,671	4,869	7,540	477	7,063	6,575

Fairway View I	1,394	6,610	8,004	530	7,474	4,000

Fairway View II	1,462	6,097	7,558	501	7,057	4,200

Fairways	1,830	18,185	20,015	3,965	16,050	10,023

Farmingdale	2,253	12,769	15,022	—	15,022	8,837

Ferntree	1,242	13,345	14,587	956	13,631	5,075

Festival Field	430	6,828	7,257	3,241	4,017	3,307

Fieldcrest	1,331	8,255	9,586	801	8,786	5,661

Fisherman’s Landing	1,643	10,173	11,816	1,041	10,775	5,409

Fisherman’s Landing	1,276	8,084	9,360	1,083	8,278	4,569

Fisherman’s Wharf	744	12,069	12,813	5,052	7,761	3,309

Foothill Place	5,779	17,991	23,770	6,041	17,730	10,100

Foothills	1,203	7,290	8,493	1,004	7,489	3,626

Forest	417	2,516	2,933	227	2,706	1,190

Forest River	638	4,320	4,958	281	4,677	3,212

Forrester Gardens	200	4,586	4,786	2,031	2,754	1,549

Fox Run	9,068	34,924	43,992	2,596	41,396	29,575

Foxchase	20,216	129,730	149,945	16,365	133,581	84,068

Foxfire	1,682	8,456	10,138	618	9,520	7,030

Foxtree	2,505	16,122	18,627	2,175	16,452	8,364

Frankford Place	1,125	7,372	8,497	2,092	6,405	5,874

Franklin Oaks	4,031	24,384	28,415	3,883	24,532	16,790

Freedom Place Club	2,289	14,188	16,477	1,920	14,557	6,557

Gateway Gardens	1,387	8,566	9,953	686	9,267	6,191

Georgetown	1,296	9,995	11,291	3,308	7,984	5,260

Georgetown	882	4,754	5,637	357	5,280	3,505

Glen Hollow	2,204	10,905	13,109	612	12,496	7,442

Glenbrook	1,383	5,625	7,007	1,151	5,857	4,983

Governor’s Park	486	4,654	5,140	1,386	3,754	3,780

Governor’s Park	1,307	7,035	8,342	527	7,815	4,468

Grand Flamingo	13,182	155,631	168,813	6,121	162,692	51,572

Grande Pointe	2,715	17,522	20,237	640	19,597	11,386

Greens Of Naperville	3,163	33,715	36,879	9,200	27,678	11,601

Greenspoint	2,896	10,438	13,334	877	12,456	8,541

Greentree	587	4,763	5,351	2,022	3,329	3,431

Greentree	1,955	12,180	14,135	2,348	11,787	6,963

Hampton Hill	2,195	12,863	15,058	4,968	10,090	6,314

Harbor Cove	1,446	8,743	10,190	1,370	8,820	5,605

Harbor Town @ Jacaranda	2,982	16,267	19,249	206	19,043	19,304

Hastings Place	709	5,393	6,102	1,480	4,622	4,444

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Haverhill Commons	May-98	W. Palm Beach, FL	1986	222	1,656	9,386	1,478

Heather Ridge	May-98	Phoenix, AZ	1983	252	1,609	9,119	356

Heather Ridge	Dec-96	Arlington, TX	1983	180	614	3,478	438

Heritage Park Escondido	Dec-91	Escondido, CA	1986	196	1,118	5,779	(126)

Heritage Park Livermore	Dec-91	Livermore, CA	1988	167	1,324	5,682	(126)

Heritage Village	Dec-97	Temple Terrace, FL	1967	252	713	10,678	9,773

Heritage Village Anaheim	Dec-91	Anaheim, CA	1986	196	1,488	6,180	(126)

Hibben Ferry I	Jul-84	Mt. Pleasant, SC	1983	240	2,022	6,236	2,373

Hickory Ridge	Jan-85	Memphis, TN	1970	378	2,677	8,861	707

Hidden Cove (Formerly Lake Villa)	Dec-94	Belleville, MI	1976	120	810	3,503	1,480

Hidden Lake Apts	May-98	Tampa, FL	1983	267	1,361	7,715	484

Hiddentree	Oct-97	East Lansing, MI	1966	261	1,470	8,330	1,393

Highland Park	Dec-96	Fort Worth, TX	1985	500	1,823	10,330	5,664

Hillmeade	Nov-94	Nashville, TN	1985	288	2,872	16,066	3,549

Hollymead Square	Dec-97	Charlottesville, VA	1978	100	497	2,880	479

Hunt Club	Dec-00	Indianapolis, IN	1972	200	686	3,531	422

Hunt Club (MD)	Dec-97	Gaithersburg, MD	1986	336	2,913	26,218	284

Hunt Club (PA)	Dec-97	North Wales, PA	1986	320	3,728	33,555	157

Hunt Club I	Dec-00	Ypsilanti, MI	1988	296	1,014	9,128	99

Hunt Gardens	Dec-97	Baytown, TX	1984	100	422	2,378	81

Hunters Creek	May-99	Cincinnati, OH	1981	146	661	3,832	523

Hunters Crossing	Oct-99	Leesburg, VA	1967	164	1,425	8,076	384

Hunters Glen	Apr-98	Austell, GA	1983	72	301	1,704	186

Hunters Glen IV	Oct-98	Plainsboro, NJ	1976	264	2,617	9,217	775

Hunters Glen V	Oct-98	Plainsboro, NJ	1977	304	3,160	10,695	929

Hunters Glen VI	Oct-98	Plainsboro, NJ	1977	328	3,285	11,088	993

Huntington Athletic Club	Oct-98	Morrisville, NC	1986	212	1,916	8,302	665

Huntington Park (Formerly Marbella Club)	Jul-99	Miami, FL	1988	504	2,815	16,193	1,023

HuntingtonPointe (Formerly Bella Vista)	Jul-99	Miami, FL	1986	352	2,560	14,660	683

Indian Creek Village	Oct-98	Overland Park, KS	1972	273	2,121	7,976	1,292

Island Club (Beville)	Dec-00	Daytona Beach, FL	1986	206	1,220	10,980	—

Island Club (CA)	Dec-00	Oceanside, CA	1986	603	4,920	44,281	—

Island Club (MD)	Dec-00	Columbia, MD	1986	176	6	50	—

Island Club (Palm Aire)	Dec-00	Pomano Beach, FL	1988	262	1,800	16,204	—

Islandtree	Oct-97	Savannah, GA	1985	216	1,267	7,181	858

Jefferson Place	Nov-94	Baton Rouge, LA	1985	234	2,696	15,115	1,707

Key Towers	Oct-99	Alexandria, VA	1964	142	1,218	6,902	408

Kingstown Gardens	Dec-97	Norfolk, VA	1968	64	57	506	94

Knollwood	Dec-94	Nashville, TN	1972	326	2,367	3,715	5,451

La Colina Ranch	Oct-98	Denton, TX	1984	264	1,613	5,123	206

La Jolla De Tucson Apts	May-98	Tucson, AZ	1978	223	1,342	7,603	710

La Jolla San Antonio	May-98	San Antonio, TX	1975	300	2,071	11,733	489

Lake Castleton Arms	Oct-98	Indianapolis, IN	1997	1,265	5,188	33,504	3,889

Lake Forest	Dec-97	Erie, PA	1973	204	278	5,135	(405)

Lake Forest Apts	Feb-95	Omaha, NE	1971	312	2,229	6,664	3,827

Lake Johnson Mews	Oct-98	Raleigh, NC	1972	201	1,761	5,597	252

Lakehaven I	May-97	Carol Stream, IL	1984	144	701	3,974	69

Lakehaven II	May-97	Carol Stream, IL	1985	348	1,673	9,482	1,022

Lakeland East	May-97	Jackson, MS	1984	144	464	3,199	258

Lakeside	Oct-98	Lisle, IL	1972	568	5,126	20,922	2,217

Lakeside North @ Carrollwood	Apr-99	Tampa, FL	1984	168	760	6,839	41

Lakeside Place	Oct-98	Houston, TX	1976	734	6,663	22,988	951

Lamplighter Park	Dec-94	Bellevue, WA	1967	174	1,781	6,525	1,620

Landings, The	Oct-98	Tampa, FL	1978	200	818	3,190	399

Landmark	May-98	Albuquerque, NM	1965	101	780	4,455	1,122

Landmark	Jan-93	Raleigh, NC	1970	292	2,505	8,233	5,108

Las Brisas (AZ)	Jul-94	Casa Grande, AZ	1985	132	573	3,260	393

Las Brisas (TX)	Dec-95	San Antonio, TX	1983	176	1,100	5,454	643

Lasalle	Dec-97	San Francisco, CA	1976	145	1,098	2,880	(16)

Lebanon Station	Oct-98	Columbus, OH	1974	387	1,918	9,089	204

LegendOaks/The Woodlands	May-98	Tampa, FL	1983	416	2,304	13,058	788

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Haverhill Commons	1,656	10,864	12,520	1,670	10,850	9,100

Heather Ridge	1,609	9,474	11,084	1,474	9,609	5,695

Heather Ridge	614	3,916	4,530	772	3,758	3,775

Heritage Park Escondido	1,016	5,756	6,772	49	6,722	6,116

Heritage Park Livermore	1,032	5,849	6,881	58	6,823	6,170

Heritage Village	713	20,452	21,165	5,082	16,083	4,966

Heritage Village Anaheim	1,131	6,410	7,542	66	7,476	6,792

Hibben Ferry I	1,225	9,406	10,631	2,690	7,941	6,033

Hickory Ridge	1,807	10,438	12,245	825	11,420	6,083

Hidden Cove (Formerly Lake Villa)	380	5,413	5,792	1,599	4,194	2,200

Hidden Lake Apts	1,361	8,198	9,560	1,303	8,257	5,212

Hiddentree	1,470	9,723	11,193	1,416	9,778	4,103

Highland Park	6,296	11,522	17,817	2,493	15,325	8,770

Hillmeade	2,872	19,615	22,487	4,758	17,729	10,729

Hollymead Square	484	3,373	3,856	599	3,258	3,323

Hunt Club	859	3,780	4,639	349	4,290	3,880

Hunt Club (MD)	5,928	23,487	29,415	312	29,103	18,771

Hunt Club (PA)	6,367	31,073	37,440	286	37,154	21,500

Hunt Club I	1,536	8,705	10,241	—	10,241	8,602

Hunt Gardens	457	2,424	2,881	197	2,684	1,362

Hunters Creek	661	4,354	5,016	463	4,552	2,656

Hunters Crossing	1,464	8,422	9,886	80	9,806	4,640

Hunters Glen	301	1,890	2,191	213	1,978	1,010

Hunters Glen IV	2,735	9,874	12,609	851	11,758	7,983

Hunters Glen V	3,200	11,584	14,784	951	13,833	8,668

Hunters Glen VI	3,381	11,986	15,367	1,056	14,310	9,021

Huntington Athletic Club	1,867	9,015	10,883	583	10,300	7,297

Huntington Park (Formerly Marbella Club)	2,815	17,216	20,031	1,546	18,485	13,567

HuntingtonPointe (Formerly Bella Vista)	2,560	15,343	17,903	1,384	16,519	12,765

Indian Creek Village	3,262	8,128	11,390	696	10,694	8,735

Island Club (Beville)	1,830	10,370	12,200	—	12,200	11,270

Island Club (CA)	7,380	41,821	49,201	—	49,201	43,240

Island Club (MD)	8	48	56	—	56	—

Island Club (Palm Aire)	2,701	15,303	18,004	—	18,004	17,270

Islandtree	1,267	8,039	9,306	1,117	8,189	3,961

Jefferson Place	2,697	16,821	19,518	4,163	15,354	9,162

Key Towers	1,257	7,271	8,528	69	8,459	5,654

Kingstown Gardens	135	523	657	80	577	65

Knollwood	1,504	10,028	11,533	5,535	5,998	6,780

La Colina Ranch	1,373	5,568	6,942	3,900	3,042	4,981

La Jolla De Tucson Apts	1,342	8,313	9,655	1,317	8,339	5,711

La Jolla San Antonio	2,071	12,222	14,293	1,910	12,383	8,425

Lake Castleton Arms	5,128	37,452	42,580	1,738	40,842	28,405

Lake Forest	278	4,730	5,008	2,363	2,645	2,093

Lake Forest Apts	2,191	10,528	12,719	4,087	8,632	4,700

Lake Johnson Mews	944	6,666	7,610	529	7,081	4,350

Lakehaven I	683	4,061	4,744	1,106	3,638	5,242

Lakehaven II	1,643	10,533	12,177	2,786	9,391	13,346

Lakeland East	494	3,428	3,921	570	3,351	3,373

Lakeside	5,283	22,983	28,266	1,648	26,618	17,200

Lakeside North @ Carrollwood	1,073	6,567	7,640	82	7,558	7,670

Lakeside Place	5,920	24,683	30,602	1,966	28,636	23,343

Lamplighter Park	2,781	7,145	9,926	1,872	8,054	3,500

Landings, The	656	3,751	4,407	319	4,088	2,186

Landmark	780	5,577	6,357	586	5,771	2,339

Landmark	2,008	13,838	15,846	5,487	10,359	6,312

Las Brisas (AZ)	573	3,653	4,226	942	3,283	—

Las Brisas (TX)	1,100	6,097	7,197	1,368	5,829	4,430

Lasalle	594	3,367	3,961	—	3,961	3,970

Lebanon Station	1,807	9,403	11,211	680	10,531	6,658

LegendOaks/The Woodlands	2,304	13,846	16,150	2,216	13,934	7,583

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Leona	Dec-97	Uvalde, TX	1973	40	86	986	531

Lexington	Jul-94	San Antonio, TX	1981	72	311	1,764	332

Lighthouse At Twin Lakes I	Oct-97	Beltsville, MD	1969	480	3,627	13,240	5,855

Lighthouse At Twin Lakes II	Oct-97	Beltsville, MD	1971	113	1,039	2,292	1,376

Lighthouse At Twin Lakes III	Oct-97	Beltsville, MD	1978	107	760	3,231	1,163

Lodge, The	Jan-96	Denver, CO	1973	376	2,848	9,105	439

Los Arboles	Sep-97	Chandler, AZ	1985	232	1,662	9,418	966

Madera Point	May-98	Phoenix, AZ	1986	256	2,103	11,916	1,178

Magnolia Square (Trace)	Oct-98	Baton Rouge, LA	1973	246	1,191	4,249	1,230

Maple Bay	Dec-99	Virginia Beach, VA	1971	414	2,598	14,719	2,075

Merrill House	Jan-00	Fairfax, VA	1962	159	1,836	10,405	596

Mayfair Village	Sep-99	West Lafayette, IN	1964	72	250	3,317	386

McMillian Place	Jan-96	Dallas, TX	1986	402	2,507	12,409	446

Meadow Creek	Apr-85	Boulder, CO	1972	332	1,387	10,027	9,321

Meadows	Dec-96	Austin, TX	1983	100	579	3,283	381

Mesa Ridge	May-98	San Antonio, TX	1986	200	1,209	6,852	322

Michigan Meadows	Dec-99	Indianapolis, IN	1965	253	582	3,539	(51)

Michigan Plaza — Commercial	Dec-99	Indianapolis, IN	1965	—	27	346	—

Millhopper Village	Oct-98	Gainesville, FL	1969	136	1,061	3,176	197

Misty Woods	Jan-96	Charlotte, NC	1986	228	1,448	5,921	289

Montecito	Jul-94	Austin, TX	1985	268	1,268	7,194	2,244

Mountain Run	Jul-99	Arvada, CO	1974	96	288	5,935	276

Mountainview	May-98	Colorado Springs, CO	1985	252	2,536	14,371	558

Newberry Park	May-97	Chicago, IL	1985	84	181	1,027	1,910

Newport	Jul-94	Avondale, AZ	1986	204	800	4,554	835

Nob Hill Villa	Dec-94	Nashville, TN	1971	472	2,417	10,087	6,371

North River Village	Oct-98	Atlanta, GA	1970	133	1,027	3,660	295

Northlake Village (Lima)	Dec-00	Lima, OH	1971	150	186	1,673	—

Northpoint	Dec-97	Chicago, IL	1921	304	2,139	12,370	457

Northview Harbor	Dec-99	Grand Rapids, MI	1982	360	2,016	10,696	751

Northwoods Apartments	Oct-98	Pensacola, FL	1979	320	1,869	6,544	539

Nottingham Square	Oct-98	Urbandale, IA	1974	442	1,890	7,820	138

Oak Falls	Nov-96	Spring, TX	1983	144	514	3,585	2,081

Oak Park Village I	Dec-00	Lansing, MI	1973	410	1,137	10,237	—

Oak Park Village II	Dec-00	Lansing, MI	1973	208	695	6,251	—

Oakbrook (MI)	Dec-99	Battle Creek, MI	1981	586	3,512	16,501	1,175

Oakwood Village On Lake Nan	Oct-98	Winter Park, FL	1973	278	1,581	5,673	355

Ocean Oaks Apartments	May-98	Port Orange, FL	1988	296	2,132	12,083	1,460

Old Farm	Dec-98	Lexington, KY	1985	330	1,893	10,725	724

Old Orchard	Dec-99	Grand Rapids, MI	1974	664	3,217	14,077	893

Old Salem	Oct-98	Charlottesville, VA	1967	364	2,820	12,940	608

Olde Towne West III	Dec-97	Alexandria, VA	1978	75	645	4,958	881

Olmos Club	Oct-97	San Antonio, TX	1983	134	322	1,825	233

Olympiad	Nov-94	Montgomery, AL	1986	176	1,046	5,958	871

One Lytle Place	Dec-97	Cincinnati, OH	1980	231	3,246	17,485	1,047

Orchidtree	Oct-97	Scottsdale, AZ	1971	278	2,314	13,112	1,022

Palencia	May-98	Tampa, FL	1985	420	2,804	15,887	5,576

Palm Lake (Village Square)	Oct-98	Tampa, FL	1972	150	954	6,266	1,407

Panorama Terrace	Oct-98	Birmingham, AL	1975	227	1,500	4,662	703

Paradise Palms	Jul-94	Phoenix, AZ	1970	130	647	3,684	716

Park @ Cedar Lawn	Nov-96	Galveston, TX	1985	192	769	5,073	2,919

Park Avenue Towers (PA)	Dec-97	Wilkes-Barre, PA	1978	130	613	1,735	(12)

Park Capitol	Dec-94	Salt Lake City, UT	1972	135	1,219	3,455	1,025

Park Colony	May-98	Norcross, GA	1984	352	3,257	18,454	1,281

Park Towne	Oct-97	Philadelphia, PA	1959	980	11,592	27,573	19,763

Park Village	Dec-97	Hialeah, FL	1972	396	607	10,322	603

Parker House	Sep-00	Hyattsville, MD	1965	296	2,659	15,073	220

Parktown Townhouses	Oct-98	Deer Park, TX	1968	309	2,239	7,172	248

Parkway	Dec-97	Williamsburg, VA	1971	148	1,641	2,084	336

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Leona	86	1,517	1,603	451	1,152	349

Lexington	312	2,095	2,407	511	1,896	973

Lighthouse At Twin Lakes I	2,994	19,728	22,722	6,264	16,457	12,313

Lighthouse At Twin Lakes II	625	4,081	4,706	1,478	3,228	2,855

Lighthouse At Twin Lakes III	735	4,419	5,154	1,282	3,872	3,481

Lodge, The	2,380	10,013	12,393	935	11,458	7,009

Los Arboles	1,662	10,384	12,046	1,421	10,625	6,957

Madera Point	2,103	13,094	15,197	2,026	13,171	8,067

Magnolia Square (Trace)	2,038	4,633	6,670	462	6,209	—

Maple Bay	2,598	16,794	19,392	588	18,803	9,972

Merrill House	1,836	11,001	12,837	346	12,491	6,893

Mayfair Village	276	3,676	3,952	1,549	2,403	2,497

McMillian Place	3,444	11,918	15,363	772	14,591	12,590

Meadow Creek	1,435	19,300	20,735	5,114	15,621	7,235

Meadows	579	3,664	4,243	656	3,587	2,875

Mesa Ridge	1,209	7,174	8,383	1,123	7,261	4,855

Michigan Meadows	807	3,262	4,070	313	3,757	1,557

Michigan Plaza — Commercial	27	346	373	198	175	—

Millhopper Village	543	3,891	4,434	337	4,097	2,700

Misty Woods	910	6,747	7,657	484	7,173	5,181

Montecito	1,268	9,438	10,706	2,533	8,173	5,967

Mountain Run	288	6,211	6,499	2,104	4,394	3,388

Mountainview	2,544	14,921	17,465	2,278	15,186	8,860

Newberry Park	156	2,962	3,118	930	2,188	8,377

Newport	800	5,389	6,189	1,505	4,684	4,730

Nob Hill Villa	2,863	16,011	18,874	6,356	12,518	6,925

North River Village	697	4,284	4,982	345	4,637	1,630

Northlake Village (Lima)	279	1,580	1,859	—	1,859	2,255

Northpoint	2,405	12,560	14,965	859	14,106	14,168

Northview Harbor	2,024	11,439	13,463	878	12,585	7,766

Northwoods Apartments	1,123	7,830	8,953	599	8,354	5,000

Nottingham Square	1,562	8,286	9,847	801	9,047	7,122

Oak Falls	508	5,672	6,180	1,519	4,661	4,844

Oak Park Village I	1,706	9,669	11,375	—	11,375	4,869

Oak Park Village II	1,042	5,904	6,946	—	6,946	3,281

Oakbrook (MI)	3,347	17,842	21,188	672	20,516	8,432

Oakwood Village On Lake Nan	1,303	6,306	7,610	574	7,035	3,834

Ocean Oaks Apartments	2,132	13,544	15,676	2,091	13,585	10,295

Old Farm	1,893	11,449	13,342	1,105	12,237	9,726

Old Orchard	3,232	14,954	18,186	662	17,524	10,418

Old Salem	1,952	14,416	16,369	978	15,391	9,943

Olde Towne West III	595	5,889	6,484	913	5,570	4,096

Olmos Club	322	2,058	2,380	294	2,086	1,174

Olympiad	1,046	6,830	7,875	1,725	6,150	4,817

One Lytle Place	2,033	19,745	21,778	1,312	20,466	12,530

Orchidtree	2,314	14,134	16,448	1,929	14,519	6,833

Palencia	2,804	21,462	24,266	3,206	21,060	13,047

Palm Lake (Village Square)	1,651	6,975	8,626	350	8,276	2,990

Panorama Terrace	1,109	5,756	6,865	539	6,326	3,681

Paradise Palms	647	4,401	5,047	1,152	3,896	4,190

Park @ Cedar Lawn	695	8,067	8,761	1,878	6,883	5,038

Park Avenue Towers (PA)	350	1,986	2,336	—	2,336	2,291

Park Capitol	735	4,963	5,698	1,135	4,563	2,725

Park Colony	3,257	19,735	22,992	3,074	19,918	10,788

Park Towne	3,817	55,110	58,927	18,488	40,439	37,289

Park Village	1,670	9,861	11,532	1,203	10,328	10,710

Parker House	2,665	15,287	17,952	146	17,805	7,815

Parktown Townhouses	2,156	7,503	9,659	651	9,008	7,800

Parkway	635	3,426	4,061	434	3,627	3,041

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Parliament Bend	Jul-94	San Antonio, TX	1980	232	765	4,342	1,206

Patchen Place	Oct-98	Lexington, KY	1974	202	966	3,766	340

Peachtree Park	Jan-96	Atlanta, GA	1962/1995	295	4,681	12,957	2,412

Pembroke Court	Dec-97	Virginia Beach, VA	1974	458	1,897	12,199	4,871

Pendleton Riverside Apts	Apr-99	Pendleton, OR	1977	40	72	992	(437)

Penn Square	Dec-94	Albuquerque, NM	1982	210	1,128	6,478	880

Peppermill Place	Nov-96	Houston, TX	1983	224	406	3,957	2,489

Pickwick Place	Oct-98	Indianapolis, IN	1973	336	1,082	7,418	1,293

Pine Creek (MI)	Oct-97	Clio, MI	1978	233	852	4,830	616

Pine Creek (TX)	Dec-97	Houston, TX	1979	300	668	3,892	227

Pine Shadows	May-98	Phoenix, AZ	1983	272	2,093	11,858	573

Pinebrook	Oct-98	Jacksonville, FL	1974	208	856	4,854	478

Pinebrook	Jan-93	Ridgeland, MS	1979	160	743	2,073	770

Pines Of Roanoke	Oct-98	Roanoke, VA	1978	216	1,218	4,998	260

Pinetree	Oct-98	Charlotte, NC	1972	220	1,427	6,843	372

Place Du Plantier	Oct-98	Baton Rouge, LA	1972	268	1,783	5,974	253

Plantation Crossing	Jan-96	Marietta, GA	1979	180	1,537	6,118	276

Plantation Gardens	Oct-98	Plantation, FL	1971	372	2,347	9,661	1,666

Pleasant Ridge	Nov-94	Little Rock, AR	1982	200	1,660	9,464	1,171

Pleasant Valley Point	Nov-94	Little Rock, AR	1985	112	907	5,069	1,003

Point West	Dec-94	Charleston, SC	1973	120	629	4,487	1,298

Point West	May-97	Lenexa, KS	1985	172	979	5,548	1,802

Pointe James	Oct-98	Charleston, SC	1977	128	956	1,181	76

Polo Park	Oct-97	Midland, TX	1983	184	800	4,532	853

Post Ridge	Feb-95	Nashville, TN	1972	150	1,249	5,782	2,302

Prairie Hills	Jul-94	Albuquerque, NM	1985	260	1,680	9,633	1,384

Preston Creek	Oct-98	Dallas, TX	1979	228	1,919	8,259	341

Pride Gardens	May-97	Flora, MS	1975	76	265	1,502	2,337

Privado Park	May-98	Phoenix, AZ	1984	352	2,636	14,937	553

Quail Hollow	Oct-98	West Columbia, SC	1973	215	1,350	4,505	573

Quail Ridge	May-98	Tucson, AZ	1974	253	1,613	9,143	623

Quail Run	Oct-98	Columbia, SC	1970	332	2,040	8,412	277

Quail Run	Oct-98	Zionsville, IN	1972	166	1,398	4,815	147

Quail Woods	Oct-98	Gastonia, NC	1974	188	1,112	1,892	87

Raintree	Oct-98	Pensacola, FL	1971	168	192	1,091	1,720

Raintree	Oct-98	Anderson, SC	1972	176	796	2,752	177

Ramblewood	Dec-97	Norfolk, VA	1978	300	969	5,646	1,258

Ramblewood (MI)	Dec-99	Grand Rapids, MI	1973	1,630	9,742	59,378	4,061

Rancho Arms	Jun-97	Rancho Cordova, CA	1973	95	386	2,322	18

Rancho Sunset	Mar-98	Escondido, CA	1985	334	3,103	16,755	1,755

Randol Crossing	Dec-96	Fort Worth, TX	1984	160	728	4,125	711

Reflections (Tampa)	Dec-00	Tampa, FL	1988	350	1,997	17,975	(65)

Reflections (Virginia Beach)	Dec-00	Virginia Beach, VA	1987	480	2,827	25,445	135

Reflections (West Palm Beach)	Dec-00	West Palm Beach, FL	1986	303	1,342	12,081	—

Regency Oaks	Oct-98	Fern Park, FL	1965	343	1,630	3,348	2,376

Ridgecrest	Dec-96	Denton, TX	1983	152	393	2,228	507

Rio Cancion	Oct-98	Tucson, AZ	1983	379	2,832	16,090	821

River Loft Apartments	May-97	Philadelphia, PA	1910	197	1,687	10,911	3,738

River Reach	Jun-99	Naples, FL	1986	556	3,541	31,867	25

River Reach	Oct-98	Jacksonville, FL	1972	298	2,432	8,537	504

Rivercrest	Oct-98	Atlanta, GA	1970	312	3,077	11,101	480

Rivers Edge	Dec-94	Auburn, WA	1976	120	825	5,118	1,569

Riverside	Jul-94	Littleton, CO	1987	248	1,553	8,828	1,463

Riverside	Dec-80	Augusta, GA	1980	224	1,485	4,639	1,951

Riverside Park	Oct-97	Alexandria, VA	1973	1,222	11,845	50,174	18,030

Riverwalk	Dec-95	Little Rock, AR	1988	262	1,075	9,295	946

Riverwood (IN)	Dec-00	Indianapolis, IN	1978	120	395	3,552	—

Rocky Creek	Oct-98	Augusta, GA	1979	120	686	2,692	73

Rocky Ridge	Oct-98	Birmingham, AL	1973	116	617	2,290	315

Rolling Meadows	Dec-97	Ada, OK	1970	60	60	1,432	(327)

Rosecroft Mews	Oct-99	Ft. Washington, MD	1966	303	2,043	11,597	129

Rosemont Crossing (The Greens)	Oct-98	San Antonio, TX	1974	217	743	3,802	192

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Parliament Bend	765	5,548	6,313	1,431	4,882	—

Patchen Place	977	4,095	5,072	427	4,646	3,000

Peachtree Park	4,683	15,366	20,050	3,214	16,836	13,798

Pembroke Court	3,584	15,383	18,967	1,540	17,427	10,695

Pendleton Riverside Apts	72	555	627	435	193	317

Penn Square	1,128	7,358	8,486	1,796	6,690	4,109

Peppermill Place	344	6,508	6,852	1,528	5,324	4,698

Pickwick Place	1,286	8,507	9,793	537	9,256	6,227

Pine Creek (MI)	852	5,445	6,298	642	5,656	2,225

Pine Creek (TX)	672	4,115	4,788	375	4,412	2,411

Pine Shadows	2,093	12,430	14,523	1,948	12,575	7,500

Pinebrook	857	5,331	6,188	508	5,679	3,559

Pinebrook	516	3,070	3,586	775	2,811	2,444

Pines Of Roanoke	1,053	5,422	6,475	439	6,037	4,143

Pinetree	1,480	7,162	8,642	472	8,170	4,880

Place Du Plantier	1,461	6,549	8,010	662	7,348	3,800

Plantation Crossing	1,467	6,464	7,931	502	7,429	4,825

Plantation Gardens	4,412	9,262	13,674	882	12,792	9,683

Pleasant Ridge	1,661	10,635	12,295	2,714	9,581	6,700

Pleasant Valley Point	907	6,073	6,979	1,578	5,402	3,682

Point West	1,010	5,404	6,414	1,377	5,038	2,407

Point West	1,175	7,153	8,329	2,711	5,617	5,425

Pointe James	283	1,930	2,213	305	1,909	1,199

Polo Park	800	5,386	6,185	771	5,415	2,145

Post Ridge	1,359	7,973	9,332	2,397	6,935	4,050

Prairie Hills	2,011	10,685	12,697	2,747	9,950	6,680

Preston Creek	2,902	7,617	10,519	556	9,963	4,500

Pride Gardens	178	3,926	4,104	1,581	2,523	840

Privado Park	2,636	15,491	18,127	2,397	15,730	8,750

Quail Hollow	1,099	5,329	6,428	405	6,024	2,850

Quail Ridge	1,613	9,766	11,380	1,562	9,817	6,085

Quail Run	1,475	9,255	10,729	639	10,091	5,295

Quail Run	1,024	5,336	6,360	613	5,747	4,272

Quail Woods	283	2,808	3,091	358	2,733	2,407

Raintree	—	3,003	3,003	(19)	3,022	2,585

Raintree	518	3,207	3,725	267	3,458	3,055

Ramblewood	581	7,293	7,873	1,107	6,766	4,787

Ramblewood (MI)	9,707	63,475	73,182	2,675	70,506	38,306

Rancho Arms	386	2,340	2,726	1,096	1,631	836

Rancho Sunset	3,103	18,510	21,613	1,955	19,658	13,522

Randol Crossing	728	4,836	5,564	901	4,663	3,421

Reflections (Tampa)	3,625	16,282	19,907	0	19,907	20,235

Reflections (Virginia Beach)	5,234	23,173	28,407	282	28,125	23,369

Reflections (West Palm Beach)	2,013	11,410	13,423	—	13,423	9,035

Regency Oaks	1,100	6,254	7,354	778	6,576	7,623

Ridgecrest	393	2,735	3,128	666	2,462	4,398

Rio Cancion	2,832	16,911	19,743	2,053	17,689	12,706

River Loft Apartments	1,132	15,204	16,336	1,835	14,501	6,391

River Reach	6,064	29,369	35,433	486	34,946	36,043

River Reach	2,450	9,023	11,473	710	10,763	6,693

Rivercrest	2,227	12,431	14,658	1,131	13,527	12,240

Rivers Edge	1,345	6,167	7,512	1,623	5,889	3,979

Riverside	1,554	10,290	11,844	2,696	9,149	10,098

Riverside	1,286	6,789	8,075	1,613	6,462	3,685

Riverside Park	9,869	70,181	80,050	19,580	60,470	50,542

Riverwalk	1,075	10,241	11,316	2,155	9,160	6,128

Riverwood (IN)	592	3,355	3,947	—	3,947	1,931

Rocky Creek	330	3,122	3,451	214	3,238	1,974

Rocky Ridge	542	2,680	3,222	261	2,961	1,450

Rolling Meadows	60	1,106	1,166	728	438	441

Rosecroft Mews	2,043	11,727	13,770	112	13,658	9,580

Rosemont Crossing (The Greens)	728	4,009	4,737	367	4,370	2,793

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Royal Gardens	Oct-98	Hemet, CA	1987	137	521	2,817	543

Royal Palms	Jul-94	Mesa, AZ	1985	152	832	4,730	422

Runaway Bay (CA)	Dec-00	Antioch, CA	1986	283	1,740	15,659	—

Runaway Bay (FL)	Dec-00	Lantana, FL	1987	407	1,678	15,102	—

Runaway Bay (MI)	Dec-00	Lansing, MI	1987	288	981	8,829	—

Runaway Bay (NC)	Dec-00	Charlotte, NC	1985	280	1,208	10,868	—

Ryan’s Pointe	Oct-98	Houston, TX	1983	280	1,265	3,080	3,928

Salem Park	Oct-97	Ft. Worth, TX	1984	168	840	4,315	(286)

San Juan	Jun-97	Fair Oaks, CA	1973	70	381	1,592	88

San Marina	Mar-98	Phoenix, AZ	1986	399	1,926	10,954	1,062

Sand Castles	Oct-97	League City, TX	1987	138	978	5,541	517

Sand Pebble	Oct-97	El Paso, TX	1983	208	861	4,879	508

Sandalwood	May-98	Houston, TX	1979	352	1,462	8,287	610

Sandpiper	Jan-95	St. Petersburg, FL	1984	276	1,766	8,199	1,277

Sandpiper Cove	May-97	Boynton Beach, FL	1987	416	11,447	29,088	2,630

Sands Point	Jan-96	Phoenix, AZ	1985	432	3,043	10,960	402

Savannah Trace	Dec-00	Shaumburg, IL	1986	368	18	163	—

Sawgrass	Jul-97	Orlando, FL	1986	208	1,443	8,157	835

Scandia	Dec-00	Indianapolis, IN	1977	444	1,789	16,099	—

Scotch Pines East	Dec-91	Ft. Collins, CO	1977	102	688	2,912	1,471

Seaside Point	Nov-96	Galveston, TX	1985	102	295	2,994	3,019

Seasons (TX)	Oct-95	San Antonio, TX	1976	280	974	5,749	2,696

Shadetree	Oct-97	Tempe, AZ	1965	123	591	3,349	772

Shadow Brook	Dec-00	West Valley City, UT	1984	300	2,216	6,861	308

Shadow Creek Apartments	May-98	Phoenix, AZ	1984	266	2,087	11,824	607

Shadow Lake	Oct-97	Greensboro, NC	1988	136	1,054	5,972	646

Shadowood	May-97	Chapel Hill, NC	1987	336	2,377	11,898	196

Shaker Square	Oct-98	Whitehall, OH	1968	194	1,177	5,357	94

Shallow Creek	May-98	San Antonio, TX	1982	208	1,234	6,995	351

Shenandoah Crossing	Dec-97	Fairfax, VA	1984	640	6,445	58,009	(89)

Shoreview	May-97	San Francisco, CA	1976	156	1,290	2,920	3,128

Signal Pointe (Squire One)	Oct-98	Winter Park, FL	1971	368	2,108	6,805	453

Signature Point	Nov-96	League City, TX	1994	304	2,160	13,627	3,602

Silktree	Oct-97	Phoenix, AZ	1979	86	421	2,383	280

Silver Ridge	Oct-98	Maplewood, MN	1986	186	650	3,677	1,011

Silverado	Oct-98	El Paso, TX	1973	248	821	4,469	1,567

Ski Lodge	Oct-98	Montgomery, AL	1978	522	2,538	8,781	544

Snowden Village I	Oct-98	Fredericksburg, VA	1970	132	978	3,004	81

Snowden Village II	Oct-98	Fredericksburg, VA	1980	122	864	3,008	40

Snug Harbor	Dec-95	Las Vegas, NV	1990	64	750	2,966	456

Society Park	Oct-98	Tampa, FL	1968	324	1,135	4,266	1,428

Society Park East	Oct-98	Indian Harbor, FL	1963	200	1,013	6,278	1,430

Somerset Lakes	May-99	Indianapolis, IN	1974	360	3,533	20,285	566

Somerset Village	May-96	West Valley City, UT	1985	486	4,375	17,600	1,963

South Point	Oct-98	Durham, NC	1980	180	1,429	5,377	171

South Willow	Jul-94	West Jordan, UT	1987	440	2,218	12,612	1,653

Southport	Mar-97	Tulsa, OK	1984	240	1,394	5,255	3,787

Southridge Assoc	Dec-96	Greenville, TX	1984	160	643	3,645	537

Spectrum Pointe	Jul-94	Marietta, GA	1984	196	1,029	5,903	895

Springhill Lake	Oct-97	Greenbelt, MD	1969	2,907	20,793	70,845	26,443

St. Charleston Village	Oct-98	Las Vegas, NV	1980	312	2,035	7,778	432

Standart Woods Apts	Dec-97	Auburn, NY	1969	330	891	5,274	316

Steeplechase	Dec-00	Williamsburg, VA	1986	220	1,321	11,886	—

Steeplechase (MD)	Dec-97	Largo, MD	1986	240	1,888	16,995	20

Steeplechase (OH)	May-99	Loveland, OH	1988	272	1,669	9,539	471

Stirling Court	Nov-96	Houston, TX	1984	228	946	5,958	1,838

Stone Creek Club	Dec-97	Germantown, MD	1984	240	1,909	17,181	400

Stone Mountain West	Oct-98	Stone Mountain, GA	1971	142	1,236	4,200	214

Stone Pointe Village	Dec-99	Fort Wayne, IN	1980	296	1,809	8,591	1,037

Stonebrook	Jun-97	Sanford, FL	1991	244	2,071	9,353	786

Stonegate Village	Dec-00	New Castle, IN	1970	122	191	1,719	—

Stoney Brook	Nov-96	Houston, TX	1972	113	579	3,871	790

Stonybrook Apts	May-98	Tucson, AZ	1983	411	2,187	12,278	1,180

Strawbridge Square	May-97	Alexandria, VA	1979	128	917	3,932	947

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Royal Gardens	521	3,360	3,881	260	3,621	2,378

Royal Palms	832	5,152	5,984	1,331	4,653	3,245

Runaway Bay (CA)	2,610	14,789	17,399	—	17,399	12,100

Runaway Bay (FL)	2,517	14,263	16,780	—	16,780	14,186

Runaway Bay (MI)	1,472	8,339	9,810	—	9,810	9,040

Runaway Bay (NC)	1,811	10,265	12,076	—	12,076	9,020

Ryan’s Pointe	885	7,388	8,273	169	8,104	4,229

Salem Park	555	4,314	4,869	1,423	3,446	2,975

San Juan	381	1,680	2,060	810	1,250	564

San Marina	1,926	12,016	13,942	1,548	12,394	7,738

Sand Castles	978	6,058	7,036	844	6,192	2,913

Sand Pebble	861	5,387	6,248	775	5,473	2,544

Sandalwood	1,462	8,897	10,360	1,454	8,906	4,525

Sandpiper	2,013	9,229	11,242	1,425	9,817	3,950

Sandpiper Cove	8,382	34,783	43,165	9,440	33,725	12,210

Sands Point	2,890	11,516	14,406	951	13,454	9,487

Savannah Trace	27	154	181	—	181	—

Sawgrass	1,443	8,992	10,435	1,320	9,115	4,332

Scandia	2,683	15,204	17,887	—	17,887	12,958

Scotch Pines East	689	4,381	5,070	1,544	3,526	2,714

Seaside Point	215	6,093	6,308	1,223	5,085	1,970

Seasons (TX)	982	8,437	9,419	1,582	7,838	4,334

Shadetree	591	4,121	4,712	604	4,107	1,936

Shadow Brook	2,055	7,330	9,385	700	8,685	6,000

Shadow Creek Apartments	2,087	12,430	14,517	1,933	12,584	6,642

Shadow Lake	1,054	6,619	7,672	900	6,772	3,041

Shadowood	2,125	12,345	14,470	1,029	13,441	10,397

Shaker Square	1,037	5,592	6,629	446	6,183	3,192

Shallow Creek	1,234	7,345	8,580	1,151	7,429	4,390

Shenandoah Crossing	11,768	52,598	64,365	506	63,859	36,842

Shoreview	218	7,120	7,337	661	6,676	4,170

Signal Pointe (Squire One)	1,269	8,096	9,365	665	8,701	8,875

Signature Point	2,134	17,255	19,389	3,223	16,167	6,923

Silktree	421	2,663	3,084	374	2,710	1,463

Silver Ridge	—	5,338	5,338	(38)	5,376	4,525

Silverado	3,251	3,606	6,857	293	6,564	3,519

Ski Lodge	1,751	10,112	11,864	897	10,966	6,800

Snowden Village I	581	3,482	4,062	319	3,743	2,377

Snowden Village II	549	3,364	3,913	293	3,620	2,562

Snug Harbor	751	3,421	4,172	775	3,397	2,398

Society Park	2,255	4,574	6,830	523	6,306	5,311

Society Park East	1,898	6,823	8,721	420	8,301	4,106

Somerset Lakes	3,533	20,852	24,385	2,232	22,153	13,909

Somerset Village	4,375	19,563	23,938	3,760	20,179	12,242

South Point	1,259	5,718	6,977	485	6,491	4,600

South Willow	2,218	14,266	16,483	3,756	12,727	9,976

Southport	2,884	7,552	10,436	3,661	6,775	4,358

Southridge Assoc	643	4,182	4,826	872	3,954	3,946

Spectrum Pointe	1,029	6,798	7,827	1,784	6,043	5,020

Springhill Lake	11,438	106,642	118,080	26,691	91,389	53,837

St. Charleston Village	1,595	8,651	10,246	632	9,614	7,215

Standart Woods Apts	741	5,741	6,482	253	6,229	5,340

Steeplechase	1,981	11,226	13,207	—	13,207	9,425

Steeplechase (MD)	3,120	15,784	18,903	202	18,701	11,914

Steeplechase (OH)	2,009	9,670	11,679	1,055	10,624	8,324

Stirling Court	977	7,765	8,742	3,519	5,223	4,517

Stone Creek Club	3,190	16,301	19,491	204	19,286	12,058

Stone Mountain West	817	4,833	5,650	341	5,309	3,000

Stone Pointe Village	1,810	9,627	11,437	614	10,823	6,163

Stonebrook	2,071	10,140	12,210	1,560	10,650	5,915

Stonegate Village	287	1,624	1,910	—	1,910	1,617

Stoney Brook	704	4,536	5,240	1,028	4,212	2,624

Stonybrook Apts	2,167	13,478	15,645	2,248	13,397	5,598

Strawbridge Square	505	5,290	5,795	289	5,506	3,190

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Summerchase	May-97	Van Buren, AR	1974	72	170	962	1,489

Summerwalk	Oct-98	Winter Park, FL	1974	306	1,991	6,650	816

Summerwalk At The Crossing	Nov-00	Tucker, GA	1989	264	1,663	14,971	742

Summit Creek	May-98	Austin, TX	1985	164	611	3,464	3,206

Sun Grove	Jul-94	Peoria, AZ	1986	86	659	3,749	270

Sun Katcher (Teal Pt)	Dec-95	Jacksonville, FL	1972	360	785	3,442	6,162

Sun Lake	May-98	Lake Mary, FL	1986	600	4,556	25,819	1,683

Sun River Village	Oct-98	Tempe, AZ	1981	334	2,651	9,119	403

Sunbury Downs	Nov-96	Houston, TX	1982	240	565	4,380	2,715

Sunchase Clearwater	Nov-94	Clearwater, FL	1985	461	2,177	19,641	2,592

Sunchase East	Nov-94	Orlando, FL	1985	296	927	8,361	1,107

Sunchase North	Nov-94	Orlando, FL	1985	324	1,013	9,142	1,357

Sunchase Tampa	Nov-94	Tampa, FL	1985	216	757	6,831	1,227

Sundown Village	Mar-98	Tucson, AZ	1984/1994	330	2,214	12,582	661

Sunlake	Sep-98	Brandon, FL	1986	88	189	1,086	3,907

Sunrise V	Dec-91	Richmond, VA	1976	229	1,587	4,630	2,442

Sunrunner	Jan-96	St. Petersburg, FL	1980	200	1,203	4,410	197

Sunset Village	Mar-98	Oceanside, CA	1987	114	1,128	6,392	417

Surrey Oaks	Oct-97	Bedford, TX	1983	152	628	3,560	518

Swiss Village	Nov-96	Houston, TX	1972	360	1,011	11,310	698

Sycamore Creek	Dec-91	Cincinnati, OH	1978	295	1,830	7,105	3,994

Taj Mahal	Dec-97	Fort Worth, TX	1958	131	155	841	91

Tall Timbers	Oct-97	Houston, TX	1982	256	1,238	7,016	554

Tamarac Village	Dec-94	Denver, CO	1979	564	4,499	14,318	3,709

Tar River Estates	Oct-98	Greenville, NC	1969	402	2,411	6,546	1,405

Tates Creek Village	Oct-98	Lexington, KY	1970	204	1,282	6,643	1,294

Tatum Gardens Apartments	May-98	Phoenix, AZ	1985	128	653	3,699	3,086

The Apartment	Dec-94	Omaha, NE	1973	204	1,186	5,175	3,570

The Arbors Apartments	May-98	Deland, FL	1983	224	1,507	8,537	1,149

The Arbours Of Hermitage	Dec-94	Hermitage, TN	1972	350	2,143	7,367	6,476

The Bluffs	Dec-98	Laffayette, IN	1982	181	979	5,549	855

The Bradford	Oct-97	Midland, TX	1982	218	705	3,996	(424)

The Breakers	Oct-98	Daytona Beach, FL	1985	208	1,008	5,710	695

The Falls Of Bells Ferry	May-98	Marietta, GA	1987	720	6,568	37,218	1,468

The Gates Of West Bay	Dec-97	Norfolk, VA	1963	202	483	3,424	255

The Greens	Dec-97	Chandler, AZ	2000	324	2,303	6,744	14,098

The Hills At The Arboretum	Oct-97	Austin, TX	1983	329	1,367	7,747	8,010

The Knolls	Oct-98	Colorado Springs, CO	1972	262	2,559	8,058	1,833

The Lakes	Dec-94	Raleigh, NC	1972	600	3,822	15,265	971

The Lexington	Oct-98	Sarasota, FL	1974	267	1,863	6,516	206

The Loft	Oct-98	Raleigh, NC	1974	184	1,667	6,316	195

The Park	Oct-98	Melbourne, FL	1983	120	719	4,072	250

The Park At Deerbrook	Oct-98	Humble, TX	1984	100	470	1,017	188

The Pines	Oct-98	Palm Bay, FL	1984	216	601	3,406	502

The Sterling	Oct-98	Philadelphia, PA	1962	536	7,610	35,768	1,932

The Stratford	May-98	San Antonio, TX	1979	269	1,920	10,879	541

Thicket	Dec-97	Houston, TX	1982	279	392	2,700	172

Thurber Manor	Oct-98	Columbus, OH	1965	115	873	2,713	325

Timber Ridge	Oct-98	Sharonville, OH	1972	248	1,537	5,706	412

Timberlake	May-97	Arlington, TX	1971	224	258	6,820	270

Timbermill	Oct-95	San Antonio, TX	1982	296	778	4,674	1,046

Timbertree	Oct-97	Phoenix, AZ	1980	387	2,334	13,229	1,062

Torrey Pines Village	Oct-98	Las Vegas, NV	1980	204	1,332	5,031	229

Township I & Ii	Nov-96	Littleton, CO	1986	161	1,058	11,166	11,005

Trails Of Ashford	May-98	Houston, TX	1979	514	2,650	15,018	950

Treehouse	Dec-97	College Station, TX	1982	156	701	3,828	139

Treetops	Dec-00	San Bruno, CA	1987	310	13	120	—

Trinity Apartments	Mar-00	Irving, TX	1985	596	3,669	15,344	3,322

Tropical Gardens	Dec-97	Lauderdale Lake, FL	1983	245	1,335	7,166	940

Twin Lake Towers	Oct-98	Westmont, IL	1969	399	3,461	13,538	1,281

Twin Lakes	Apr-93	Palm Harbor, FL	1986	262	2,180	4,393	2,020

Victoria Station	Jun-98	Victoria, TX	1997	224	425	3,946	2,710

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Summerchase	81	2,540	2,621	1,851	769	617

Summerwalk	1,374	8,084	9,458	499	8,959	4,845

Summerwalk At The Crossing	2,124	15,252	17,376	850	16,526	17,360

Summit Creek	1,153	6,128	7,281	1,424	5,857	3,456

Sun Grove	659	4,019	4,678	1,069	3,609	—

Sun Katcher (Teal Pt)	785	9,605	10,389	1,398	8,991	8,458

Sun Lake	4,556	27,503	32,059	4,415	27,644	14,655

Sun River Village	2,081	10,091	12,173	791	11,382	6,065

Sunbury Downs	517	7,143	7,660	1,526	6,134	5,190

Sunchase Clearwater	2,177	22,232	24,410	5,487	18,923	16,015

Sunchase East	927	9,468	10,395	2,364	8,031	8,406

Sunchase North	1,013	10,499	11,512	2,616	8,897	11,275

Sunchase Tampa	757	8,057	8,815	2,075	6,739	6,739

Sundown Village	2,214	13,243	15,457	1,567	13,890	8,276

Sunlake	632	4,550	5,182	1,107	4,075	2,696

Sunrise V	1,157	7,502	8,659	2,548	6,111	6,390

Sunrunner	892	4,918	5,810	400	5,409	3,250

Sunset Village	1,128	6,810	7,937	713	7,225	5,442

Surrey Oaks	628	4,077	4,706	470	4,235	2,165

Swiss Village	868	12,151	13,019	5,038	7,981	7,426

Sycamore Creek	1,897	11,033	12,930	4,025	8,905	8,336

Taj Mahal	152	936	1,087	88	999	305

Tall Timbers	1,238	7,570	8,808	1,075	7,733	3,858

Tamarac Village	3,797	18,730	22,526	3,878	18,649	9,400

Tar River Estates	1,327	9,035	10,362	1,097	9,265	4,506

Tates Creek Village	2,004	7,215	9,219	470	8,749	4,210

Tatum Gardens Apartments	1,117	6,321	7,437	1,411	6,027	3,360

The Apartment	1,291	8,640	9,931	3,744	6,188	4,703

The Arbors Apartments	1,507	9,686	11,193	1,518	9,675	7,605

The Arbours Of Hermitage	2,064	13,922	15,986	6,072	9,914	5,650

The Bluffs	979	6,404	7,383	606	6,777	3,746

The Bradford	519	3,758	4,277	543	3,734	1,542

The Breakers	1,008	6,406	7,413	629	6,785	3,719

The Falls Of Bells Ferry	6,568	38,685	45,253	5,913	39,340	26,215

The Gates Of West Bay	601	3,561	4,162	334	3,829	2,466

The Greens	2,303	20,841	23,145	2	23,143	17,500

The Hills At The Arboretum	1,367	15,757	17,124	1,179	15,946	7,903

The Knolls	3,151	9,300	12,451	751	11,699	9,883

The Lakes	3,966	16,093	20,059	1,301	18,758	12,240

The Lexington	1,603	6,983	8,585	601	7,985	7,020

The Loft	1,623	6,555	8,177	1,264	6,913	4,276

The Park	720	4,321	5,041	418	4,623	2,496

The Park At Deerbrook	354	1,321	1,675	443	1,232	1,509

The Pines	603	3,906	4,509	338	4,171	2,190

The Sterling	5,068	40,241	45,309	5,083	40,226	22,504

The Stratford	1,920	11,420	13,340	1,860	11,480	5,660

Thicket	507	2,757	3,264	203	3,061	1,170

Thurber Manor	513	3,398	3,911	261	3,650	2,214

Timber Ridge	1,106	6,549	7,654	507	7,148	5,121

Timberlake	1,247	6,101	7,348	473	6,875	1,940

Timbermill	778	5,720	6,498	1,310	5,189	3,370

Timbertree	2,334	14,290	16,625	1,962	14,663	7,415

Torrey Pines Village	989	5,603	6,592	375	6,217	4,752

Township I & Ii	836	22,393	23,229	3,611	19,618	9,027

Trails Of Ashford	2,650	15,968	18,618	2,452	16,166	8,615

Treehouse	684	3,984	4,668	304	4,364	2,110

Treetops	20	113	133	—	133	—

Trinity Apartments	3,669	18,666	22,335	5,955	16,380	8,369

Tropical Gardens	1,300	8,141	9,441	1,188	8,253	7,793

Twin Lake Towers	2,647	15,633	18,280	1,450	16,830	10,706

Twin Lakes	1,595	6,998	8,593	2,131	6,462	7,243

Victoria Station	648	6,433	7,081	1,968	5,112	3,048

					Initial Cost		Cost
							Capitalized
	Date		Year	Number		Buildings and	Subsequent to
Property Name	Acquired	Location	Built	of Units	Land	Improvements	Acquisition

Villa La Paz	Jun-98	Sun City, CA	1990	96	573	3,096	302

Villa Ladera	Jan-96	Albuquerque, NM	1985	280	1,765	10,013	1,797

Villa Nova	Dec-91	Indianapolis, IN	1972	126	693	2,777	357

Villa Serena	Dec-91	Chino, CA	1987	186	949	5,033	(126)

Village	Dec-91	Barndon, FL	1986	112	960	4,093	129

Village Creek At Brookhill	Jul-94	Westminster, CO	1987	324	2,446	13,901	1,391

Village Crossing	May-98	W. Palm Beach, FL	1986	189	1,618	9,167	1,309

Village East	Dec-94	Colorado Springs, CO	1972	137	1,059	3,627	1,812

Village Gardens	Oct-98	Fort Collins, CO	1973	141	1,136	3,502	186

Village Green	Oct-98	Montgomery, AL	1972	337	1,767	5,452	221

Village Green (AL)	Dec-97	Mobile, AL	1973	208	310	201	4,633

Village In The Woods	Jan-96	Cypress, TX	1983	530	3,631	15,292	644

Village Of Pennbrook	Oct-98	Levitown, PA	1970	722	5,533	31,345	26,352

Villas (VA)	Dec-97	Portsmouth, VA	1977	196	669	3,937	359

Vinings Peak	Jan-96	Atlanta, GA	1980	280	2,838	10,146	402

Vista Del Lagos	Nov-97	Chandler, AZ	1986	200	1,415	7,494	80

Vista Ventana Apartments	May-98	Phoenix, AZ	1982	275	1,908	10,810	583

Walker Springs Apts	Dec-91	Knoxville, TN	1974	168	528	2,696	1,987

Walnut Springs	Dec-96	San Antonio, TX	1983	224	998	5,657	454

Warwick	Dec-97	Abilene, TX	1984	152	779	4,433	169

Waterford	Nov-96	Houston, TX	1984	312	533	5,692	1,020

Waterways Village	Jun-97	Aventura, FL	1991	180	4,504	11,702	616

Weatherly	Oct-98	Stone Mountain, GA	1984	224	1,275	6,887	1,026

Wellspring	Dec-97	Columbia, SC	1985	232	564	9,114	—

West 135th Street	Aug-98	New York, NY	1979	198	1,195	14,969	1,232

West Lake Arms Apts	May-97	Indianapolis, IN	1977	1,381	3,989	22,697	1,785

West Way Village	May-98	Houston, TX	1979	326	980	5,554	4,846

West Woods	Dec-00	Annapolis, MD	1981	57	233	2,097	—

Westgate	Oct-98	Houston, TX	1971	313	1,998	8,933	2,517

Whispering Pines	Oct-98	Madison, WI	1986	136	719	4,046	175

Wickertree	Oct-97	Phoenix, AZ	1983	226	1,225	6,944	441

Wildflower	Oct-97	Midland, TX	1982	264	705	3,996	1,222

Williams Cove	Jul-94	Irving, TX	1984	260	1,227	6,972	810

Williamsburg	May-98	Rolling Meadows, IL	1985	329	2,717	15,398	1,288

Williamsburg Apts	Oct-98	Indianapolis, IN	1974	460	2,396	8,923	863

Williamsburg Manor	Jan-95	Cary, NC	1972	183	1,789	7,451	1,027

Williamsburg On The Wabash (IN)	Dec-99	West Lafayette, IN	1967	473	3,225	17,569	802

Willow Park On Lake Adelaide	Oct-98	Altamonte Springs, FL	1972	185	1,135	5,501	295

Willow Tree	Dec-97	Baytown, TX	1983	100	309	1,810	94

Willowick	Oct-98	Greenville, SC	1974	180	792	2,698	309

Winchester Village Apts	Sep-99	Indianapolis, IN	1966	96	14	1,467	785

Winddrift (IN)	Dec-00	Indianapolis, IN	1980	166	608	5,471	—

Windridge	May-98	San Antonio, TX	1983	276	1,480	8,386	449

Windrift (FL)	Dec-00	Orlando, FL	1987	290	1,324	11,915	—

Windrift Oceanside, CA	Dec-00	Oceanside, CA	1987	409	14	123	—

Windsong At Chambrel	Dec-97	Akron, OH	1987	83	522	2,957	—

Windsor At South Square	Oct-98	Durham, NC	1972	230	1,632	5,122	213

Windsor Crossing	Dec-97	Newport News, VA	1978	156	654	2,831	552

Windsor Hills	Oct-98	Blacksburg, VA	1970	300	1,952	6,946	207

Windsor Landing	Oct-97	Morrow, GA	1991	200	1,641	9,298	527

Windsor Park	Dec-00	Woodbridge, VA	1987	220	7	60	—

Windward At The Villages	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,037	974

Wood Lake	Jan-96	Atlanta, GA	1983	220	2,362	8,659	326

Woodcrest	Dec-97	Odessa, TX	1972	80	41	2,069	1,855

Woodhaven	Mar-94	Chesapeake, VA	1968	208	1,196	4,987	862

Woodhill Associates	Dec-96	Denton, TX	1985	352	1,554	8,805	1,275

Woodhollow	Oct-97	Austin, TX	1974	108	658	3,728	473

Woodland Ridge	Dec-96	Irving, TX	1984	130	595	3,373	354

Woodland Village I	Oct-98	Columbia, SC	1970	308	2,078	6,861	766

Woodlands (MI)	Dec-99	Battle Creek, MI	1987	76	496	3,513	173

Woodlands/Odessa	Jul-94	Odessa, TX	1982	232	676	3,835	997

Woodlands/Tyler	Jul-94	Tyler, TX	1984	256	1,029	5,845	948

Woodmere	Jan-92	Cincinnati, OH	1971	150	995	2,995	509

Woods Of Inverness	Oct-98	Houston, TX	1983	272	1,897	6,906	483

Woodshire	Dec-97	Virginia Beach, VA	1972	288	1,306	7,833	594

Wyckford Commons	Dec-91	Indianapolis, IN	1973	248	1,167	5,475	984

Wyntre Brook Apts	May-97	West Chester, PA	1976	212	1,257	7,106	548

Yorktown Apartments	Oct-98	Lombard, IL	1973	368	4,029	12,002	1,334

Yorktree	Oct-97	Carolstream, IL	1972	293	1,968	11,151	1,678

				153,872	1,004,395	5,072,011	936,046

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

					Total Cost Net of
		Building and		Accumulated	Accumulated
Property Name	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Villa La Paz	573	3,398	3,971	376	3,596	2,301

Villa Ladera	2,235	11,339	13,575	2,438	11,137	5,177

Villa Nova	693	3,134	3,827	—	3,827	2,231

Villa Serena	879	4,978	5,857	42	5,815	5,038

Village	894	4,288	5,181	292	4,889	1,861

Village Creek At Brookhill	2,446	15,292	17,738	3,930	13,808	—

Village Crossing	1,618	10,476	12,093	1,634	10,459	7,000

Village East	1,120	5,377	6,497	1,911	4,586	2,150

Village Gardens	808	4,016	4,824	412	4,412	4,518

Village Green	1,228	6,212	7,440	568	6,871	4,686

Village Green (AL)	310	4,834	5,144	2,139	3,005	2,323

Village In The Woods	3,148	16,420	19,567	1,171	18,397	14,262

Village Of Pennbrook	—	63,230	63,230	26,740	37,490	19,300

Villas (VA)	685	4,281	4,966	501	4,466	2,782

Vinings Peak	2,416	10,970	13,386	874	12,512	8,271

Vista Del Lagos	1,415	7,574	8,989	2,969	6,020	4,810

Vista Ventana Apartments	1,908	11,393	13,301	1,720	11,581	6,085

Walker Springs Apts	501	4,710	5,211	2,079	3,132	2,402

Walnut Springs	998	6,110	7,109	1,787	5,322	4,058

Warwick	753	4,628	5,381	351	5,030	2,312

Waterford	270	6,975	7,245	2,305	4,940	5,413

Waterways Village	4,504	12,318	16,822	1,954	14,868	7,360

Weatherly	1,275	7,913	9,188	746	8,443	4,568

Wellspring	564	9,114	9,678	3,936	5,742	5,399

West 135th Street	1,131	16,264	17,395	5,336	12,059	3,500

West Lake Arms Apts	2,966	25,505	28,471	2,247	26,224	15,630

West Way Village	2,457	8,923	11,380	2,042	9,338	4,753

West Woods	349	1,980	2,330	—	2,330	1,934

Westgate	2,876	10,573	13,449	2,681	10,768	5,920

Whispering Pines	—	4,940	4,940	(28)	4,967	4,148

Wickertree	1,225	7,385	8,610	1,033	7,577	3,898

Wildflower	705	5,218	5,923	750	5,172	1,953

Williams Cove	1,227	7,782	9,009	2,082	6,927	5,507

Williamsburg	2,717	16,686	19,403	2,579	16,824	11,930

Williamsburg Apts	1,338	10,844	12,182	974	11,208	7,400

Williamsburg Manor	1,831	8,436	10,267	1,288	8,978	4,150

Williamsburg On The Wabash (IN)	2,968	18,628	21,596	612	20,983	12,215

Willow Park On Lake Adelaide	1,275	5,655	6,930	413	6,518	3,923

Willow Tree	355	1,858	2,213	148	2,065	1,125

Willowick	505	3,294	3,799	300	3,499	3,110

Winchester Village Apts	101	2,164	2,265	1	2,264	—

Winddrift (IN)	912	5,167	6,079	—	6,079	4,917

Windridge	1,480	8,835	10,315	1,391	8,924	5,955

Windrift (FL)	1,986	11,253	13,239	—	13,239	8,212

Windrift Oceanside, CA	20	116	137	—	137	—

Windsong At Chambrel	522	2,957	3,479	57	3,422	3,158

Windsor At South Square	988	5,979	6,967	512	6,455	2,058

Windsor Crossing	453	3,585	4,038	699	3,339	3,814

Windsor Hills	1,601	7,505	9,106	561	8,544	6,840

Windsor Landing	1,642	9,824	11,466	1,348	10,117	5,124

Windsor Park	10	56	66	—	66	—

Windward At The Villages	1,595	10,012	11,606	1,357	10,249	4,185

Wood Lake	1,881	9,466	11,347	744	10,603	7,122

Woodcrest	41	3,925	3,966	981	2,985	537

Woodhaven	842	6,203	7,045	1,006	6,039	3,692

Woodhill Associates	1,554	10,081	11,634	1,720	9,915	9,655

Woodhollow	658	4,201	4,859	581	4,278	1,969

Woodland Ridge	595	3,727	4,322	729	3,593	3,224

Woodland Village I	1,224	8,481	9,705	475	9,230	4,950

Woodlands (MI)	740	3,442	4,183	428	3,755	2,011

Woodlands/Odessa	676	4,832	5,508	1,397	4,111	—

Woodlands/Tyler	1,029	6,793	7,822	1,808	6,014	3,933

Woodmere	661	3,839	4,499	100	4,399	2,746

Woods Of Inverness	1,523	7,762	9,285	591	8,695	4,991

Woodshire	1,951	7,781	9,732	810	8,922	7,533

Wyckford Commons	881	6,744	7,625	1,139	6,487	4,500

Wyntre Brook Apts	808	8,104	8,912	779	8,133	6,575

Yorktown Apartments	2,519	14,847	17,366	1,188	16,178	12,064

Yorktree	1,968	12,829	14,797	1,699	13,098	6,244

	976,421	6,036,031	7,012,452	912,758	6,099,694	4,031,375

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998

Real Estate

Balance at beginning of year	$4,512,697	$2,771,169	$1,657,207

Additions during the year:

Newly consolidated assets	1,653,886	1,101,134	—

Acquisitions	739,005	521,624	1,058,428

Additions	270,779	177,245	78,270

Sales/transfers	(163,915)	(58,475)	(22,736)

Balance at end of year	$7,012,452	$4,512,697	$2,771,169

Accumulated Depreciation

Balance at beginning of year	$415,992	$228,155	$153,285

Additions during the year:

Depreciation	323,321	131,257	83,908

Newly consolidated assets	193,246	60,345	—

Sales/transfers	(19,801)	(3,765)	(9,038)

Balance at end of year	$912,758	$415,992	$228,155

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of January 22, 1999, by and between Apartment Investment and Management Company and Insignia Properties Trust (Exhibit 2.2 to the Current Report on Form 8-K of Insignia Properties Trust, dated February 11, 1999, is incorporated herein by this reference)

2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment Management Company, AIMCO Properties, L.P., Insignia Financial Group, Inc., and Insignia/ESG Holdings, Inc. (Appendix I to AIMCO’s Registration Statement on
Form S-4, filed August 5, 1998, is incorporated herein by this reference)

2.3	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

2.4	Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO’s Registration Statement on
Form S-4 filed on December 1, 2000, is incorporated herein by this reference)

10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO’s Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)

10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended 1998, is incorporated herein by this reference)

10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)

10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as September 27, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)

10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO’s Annual Report on Form 10-K for the ended year 1999, is incorporated hereby by reference)

10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10-4 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.19	Eighteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to AIMCO’s Annual Report on Form 10-K for the year ended 2000, is incorporated herein by this reference)

10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO’s Annual Report on Form 10-K for the year ended 2000, is incorporated herein by this reference)

10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO’s Annual Report on Form 10-K for the year ended 2000, is incorporated herein by this reference)

10.22	Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia/ESG Holdings, Inc. (Appendix II to AIMCO’s Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

10.23	Interim Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A., Lehman Commercial Paper Inc. and several other lenders (Exhibit (D) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.24	Second Amended and Restated Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A. and several other lenders (Exhibit (E) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.25	Intercreditor and Subordination Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A. and several other lenders. (Exhibit (F) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated hereby by this reference)

10.26	ILPI and BAC Agreement, dated as of September 20, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P. and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (B) of Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.27	Option Sale Agreement, dated as of September 20, 2000 by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (C) of Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.28	Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)*

10.29	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)

10.30	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Steven D. Ira (Exhibit 10.44D to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)*

10.31	The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Annual Report on Form 10-K of Ambassador Apartments, Inc. for the year ended 1997, is incorporated herein by this reference)*

10.32	Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended 1997, is incorporated herein by this reference)*

10.33	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended 1997, is incorporated herein by this reference)*

21.1	List of Subsidiaries (Exhibit 21.1 to AIMCO’s Annual Report on Form 10-K for the year ended 2000, is incorporated herein by this reference)

23.1	Consent of Ernst & Young LLP

99.1	Agreement re: disclosure of long-term debt instruments

* Management contract.