Form 10-K405/A
period 2000-12-31
AIMCO PROPERTIES LP
filed 2001-05-01
CIK 926660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Partnership Common Units

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

      As of March 8, 2001, there were 79,860,514 Partnership Common Units outstanding.

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
EX-99.1 Agreement Re: Disclosure of Long Term Debt

AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K/A
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

Financial Information About Industry Segments

      The Company operates in two industry segments, which include the ownership, operation and management of a diversified portfolio of apartment properties, and the management of apartment properties for third parties and affiliates. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A for financial information relating to the Company. See Footnote 21 for discussion of sources of revenues from the various components of the Company’s operations.

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

      Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness or serve as collateral for the Company’s indebtedness. At December 31, 2000, the Company had aggregate mortgage indebtedness totaling $4,031.4 million, which was secured by 537 properties with a combined net book value of $6,054.6 million, having an aggregate weighted average interest rate of 7.89%. As of December 31, 2000, approximately 8% of the Company’s outstanding debt was short-term debt and 92% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information about the Company’s indebtedness.

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

      The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K/A. The following discussion of results of operations is based on net income calculated under accounting principles generally accepted in the United States. The Company, however, considers Funds From Operations, less a reserve for capital replacements, to be a more meaningful measure of economic performance.

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

Funds From Operations

      The Company measures its economic profitability based on Funds From Operations (“FFO”), less a reserve for capital replacements of $300 per apartment unit. The Company’s management believes that FFO, less such a reserve, provides investors with an understanding of the Company’s ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, as further adjusted for amortization of intangibles, interest expense on mandatorily redeemable convertible preferred securities, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of distributions on Preferred Units. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

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

      The following table summarizes the contributors to the Company’s Free Cash Flow (in thousands)

	2000		1999

	Amount	Contr.%	Amount	Contr.%

Real estate	$598,826	86%	$433,739	84%

Service business: recurring	30,644	4%	36,013	7%

Service business: fee income	7,438	1%	4,903	1%

Interest income: recurring	42,274	6%	23,890	5%

Interest income: accretion of loan discount	26,409	4%	32,460	6%

General and administrative expenses	(7,813)	(1)%	(12,016)	(3)%

Total Free Cash Flow	$697,778	100%	$518,989	100%

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

      The service business contributed $30.6 million (4%) and $36.0 million (7%) to Free Cash Flow in 2000 and 1999, respectively. The decreased contribution of $5.4 million, after consideration of the increase in the intercompany allocation of general administrative expenses of $8.2 million, was due to the establishment of the new Corporate Housing program and other product enhancements. Disposition and refinancing fees contributed $7.4 million (1%) and $4.9 million (1%) to Free Cash Flow in 2000 and 1999, respectively. Fees are earned on partnership sales, refinancings and other transactions. The increase in fee income is due to increased disposition fees received from the sale of 79 properties in 2000, compared to the fees received from the sale of 63 properties in 1999. The income received from refinancing fees also increased to $4.0 million in 2000, compared to $0.6 million in 1999.

      Consolidated recurring interest income increased $17.4 million as a result of the following: during 2000, (i) the Company increased notes receivable from general partner loans by approximately $81.7 million, (ii) as a result of improved property operations certain of the outstanding notes receivable in the form of general partner loans remitted cash payments on a recurring basis. The combination of these factors resulted in $11.2 million of the increase in recurring interest income. The remaining consolidated recurring interest income increase of $6.2 million resulted from higher average cash balances maintained in money market and interest bearing accounts during 2000. The decrease in accretion of $6.0 million is due to fewer loans and fewer events allowing the Company to recognize accretion on certain discounted notes. The Company considers disposition and refinancing fees and interest income from notes purchased at a discount as transactional. Together, the transactional contribution was $33.8 million (5%) and $37.4 million (7%) of Free Cash Flow contribution in 2000 and 1999.

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

						Long Term
						Compensation(1)(2)

						Securities
					Restricted	Underlying Stock
		Annual Compensation		Other Annual	Stock	Options/SARs	All Other
Name and Principal Position	Year	Salary($)	Bonus($)(3)	Compensation($)	Awards ($)(4)	Awards (#)	Compensation($)

Terry Considine	2000	$275,000	None	None	None	200,000	None
Chairman of the Board of	1999	275,000	$1,275,000	None	None	385,294	None
Directors and Chief Executive Officer	1998	275,000	1,025,000	None	None	150,000	None

Peter K. Kompaniez	2000	$235,000	None	None	None	200,000	None
President and Vice Chairman	1999	235,000	$985,000	None	None	75,000	None
	1998	235,000	735,000	None	None	75,000	None

Harry Alcock	2000	$200,000	None	None	$400,000	20,000	None
Executive Vice-President and	1999	180,000	$280,000	None	None	35,529	None
Chief Investment Officer	1998	150,000	200,000	None	None	11,644	None

Patrick J. Foye(5)	2000	$225,000	None	None	$2,000,000	None	None
Executive Vice President	1999	225,000	$400,000	None	1,000,000	29,412	None
	1998	135,600	400,000	None	None	375,000	None

Paul McAuliffe(6)	2000	$200,000	None	None	$1,200,000	20,000	None
Executive Vice President and	1999	166,667	300,000	None	1,000,000	223,529	None
Chief Financial Officer

(1)	Excludes 78,948 shares and 64,865 shares of AIMCO Class A Common Stock underlying options granted to Messrs. Foye and McAuliffe, respectively, from 1998 to 1999, which were immediately exercised to purchase shares pursuant to the Company’s leveraged stock purchase program. See “Certain Relationships and Related Transactions —Stock Purchase Loans.”

(2)	Options were awarded in January 1999, 2000 and 2001, respectively, in respect of 1998, 1999 and 2000 fiscal years.

(3)	Includes all Discretionary and Incentive cash compensation earned by the Named Executive Officers.

(4)	The value of the restricted stock awards at the end of the last fiscal year is $1,248,438, and $1,248,438 for Messrs. Foye and McAuliffe, respectively. Such value is determined by the market price, $49.9375, for the stock at the last day of the fiscal year. The number of restricted stock awards held by Messrs. Foye and McAuliffe at the end of the last fiscal year is 25,000 shares, and 25,000 shares, respectively. Restrictions lapse on the second (40%), third (20%), fourth (20%) and fifth (20%) anniversaries of the 1999 restricted stock awards of Messrs. Foye and McAuliffe and ratably over three years for the 2000 restricted stock awards of Messrs. Alcock, Foye and McAuliffe. The restricted stock awards in consideration of 2000 to Messrs. Alcock, Foye and McAuliffe, 8,398 shares, 41,990 shares and 25,194 shares, respectively, will be issued on May 1, 2001. Holders of Restricted Stock Awards are entitled to receive the dividends thereto commencing on the date of grant.

(5)	Mr. Foye was not an employee of the Company prior to May 1998.

(6)	Mr. McAuliffe was not an employee of the Company prior to February 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      Information on options granted in 2001 for the 2000 fiscal year to the Named Executive Officers is set forth in the following table.

	Individual Grants(1)

		% of
		Total
		Options/
		SARs			Potential Realizable Value at
	Number of	Granted			Assumed Annual Rates of Stock
	Securities	To			Price Appreciation for Option
	Underlying	Employees	Exercise or		Term(2)
	Options/SARs	in Fiscal	Base	Expiration
Name	Granted(#)	Year	Price($/Sh)	Date	5%($)	10%($)

Terry Considine	200,000	27.4%	$47.63	1/24/2011	$3,016,489	$10,445,817

Peter K. Kompaniez	200,000	27.4%	47.63	1/24/2011	3,016,489	10,445,817

Harry Alcock	20,000	2.7%	47.63	1/24/2011	301,649	1,044,582

Patrick J. Foye	None	None	None	None	None	None

Paul J. McAuliffe	20,000	2.7%	47.63	1/24/2011	301,649	1,044,582

(1)	Unless otherwise specified, options vest over three years. Under the terms of the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the “1997 Stock Plan”), the plan administrator retains discretion, subject to certain restrictions, to modify the terms of outstanding options. The exercise price of incentive and non-qualified options granted under the 1997 Stock Plan will generally equal the fair market value of a share of AIMCO Class A Common Stock on the date of grant.

(2)	Assumed annual rates of stock price appreciation are set forth for illustrative purposes only. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not be realized.

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

ITEM 12. Unit Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information available to the Company, as of March 8, 2001, with respect to equity securities of the Company beneficially owned by (i) each director of the General Partner and the five most highly compensated executive officers of the General Partner who were serving as of December 31, 2000; and (ii) all directors and executive officers of the General Partner and AIMCO as a group. This table also sets forth certain information available to the Company, as of March 8, 2001, with respect to OP Units held by each person known to the Company to be the beneficial owner (as determined under the rules of the Securities Exchange Commission) of more than 5% of such Units. This table does not reflect options that are not exercisable within 60 days. The business address of each of the following directors and executive officers of the General Partner is 2000 South Colorado Boulevard, Tower 2, Suite 2-1000, Denver, Colorado 80222-7900, unless otherwise specified.

			Percentage
	Number of		Ownership of the
Name and Address of Beneficial Owner	Partnership Units		Partnership(1)

Directors & Executive Officers:

Terry Considine	2,406,033	(2)	3.0%

Peter K. Kompaniez	348,375	(3)	*

Harry Alcock	47,682	(4)	*

Patrick J. Foye	17,484	(5)	*

Paul McAuliffe	6,358	(6)	*

All directors and executive officers as a group (10 persons)	3,322,885	(7)	4.2%
5% or Greater Holders:
AIMCO-LP, Inc.	71,521,685	(8)	89.6%

*	Less than 1.0%

	(1)	Represents the number of OP Units and Class I High Performance Partnership Units (“Class I HPUs”) beneficially owned, divided by the total number of OP Units and Class I HPUs outstanding.

	(2)	Includes 816,661 OP Units and 1,589,372 Class I HPUs which represent 9.8% of OP Units outstanding and 66.8% of Class I HPUs outstanding, respectively. The 816,661 OP Units include 192,374 OP Units held by entities in which Mr. Considine has sole voting and investment power, 2,300 OP Units held by Titahotwo, RLLP ("Titahotwo"), a Registered Limited Liability Partnership in which Mr. Considine serves as General Partner and owns 1%, and 157,698 OP Units held by Mr. Considine’s spouse, Elizabeth Considine, for which Mr. Considine disclaims beneficial ownership. All Class I HPUs are held by Titahotwo.

(3)	Includes 30,500 OP Units and 317,875 Class I HPUs which represent 0.4% of OP Units outstanding and 13.4% of Class I HPUs outstanding respectively. The Class I HPUs include 158,938 units held by two trusts established by Mr. Kompaniez for his children for which he serves as trustee and disclaims beneficial ownership.

(4)	Class I HPUs, which represent 2% of all Class I HPUs outstanding.

(5)	Represents Class I HPUs.

(6)	Represents Class I HPUs.

(7)	Includes 943,801 OP Units and 2,379,084 Class I HPUs, which represent 11.3% of OP Units outstanding and 100% of Class I HPUs outstanding, respectively.

(8)	Represents OP Units.

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

      Transactions with Management Companies. From time to time the Company has formed corporations, the Management Companies, in which the Partnership holds non-voting preferred stock and 100% of the voting stock is owned by certain of the Company’s executive officers of the General Partner and AIMCO (or entities controlled by them), including Messrs. Considine and Kompaniez. The Management Companies were formed to engage in businesses generally not permitted under the REIT provisions of the Internal Revenue Code. Although transactions between the Company and the Management Companies are not at arm’s length, the Company believes that such transactions are at fair market value.

      After January 1, 2000, Messrs. Considine and Kompaniez, collectively, owned 1% of the outstanding stock (100% of the voting stock) of the following Management Companies: AIMCO/NHP Holdings, Inc. ("ANHI"), NHP Management Company ("NHPMC"), AIMCO/NHP Properties, Inc. ("ANPI") and NHP A&R Services, Inc. ("NHPAR"). All of Mr. Considine's ownership interest in these Management Companies are held through Tebet, L.L.C., a Colorado limited liability company of which he is the managing member ("Tebet") and Considine Investment Company ("CIC") which is wholly owned by Mr. Considine.

      Effective January 1, 2000, the AIMCO Operating Partnership offset debt owed to NHPMC and ANHI, against amounts receivables from NHPMC and ANHI in the aggregate amounts of $255,510 and $619,336, respectively. In addition, the AIMCO Operating Partnership repaid all of its debt owed NHPAR and ANPI in the amounts of $1,894,326 and $538,621, respectively.

      Effective January 1, 2000, the AIMCO Operating Partnership also contributed its 99% preferred stock holding in each of ANPI and NHPAR to NHPMC, and Messrs. Considine and Kompaniez contributed their collective 1% common stock holding in each of ANPI and NHPAR to NHPMC. As a result, NHPMC became the sole stockholder of both ANPI and NHPAR.

      Effective January 1, 2000, after NHPMC became the sole stockholder of ANPI, NHPMC paid the AIMCO Operating Partnership a dividend of all of the stock of TAHF Funding Corp., a wholly owned subsidiary of ANPI, and all the stock of NHP-HDV Eleven, Inc., NHP-HDV Eighteen, Inc., and NHP-HDV Nineteen, Inc., three general partners of general partners of property owning partnerships.

      For the year ended December 31, 2000, Tebet and CIC, and Mr. Kompaniez have received dividends of approximately $23,800 and $6,000, respectively, on their shares of common stock of the Management Companies, and the Company has received dividends of $2,947,300 on it shares of preferred stock of the Management Companies.

      As of January 1, 2001, Tebet and Mr. Kompaniez each transferred to the AIMCO Operating Partnership the remainder of their common stock holdings in ANHI; and CIC and Mr. Kompaniez each transferred to the AIMCO Operating Partnership the remainder of their common stock holdings in NHPMC. As a result, the AIMCO Operating Partnership increased it ownership interest in each of ANHI and NHPMC from 99% to 100%, and Tebet, CIC and Mr. Kompaniez eliminated their ownership interests in each of ANHI and NHPMC. The purchase price paid by the AIMCO Operating Partnership for the interests in these companies acquired from Tebet and CIC was $1,303,800 and for the interests in NHPMC acquired from Mr. Kompaniez was $325,950. These purchase prices were determined by AIMCO's independent directors, based on a valuation done by an independent appraiser. In consideration for the transfers, the AIMCO Operating Partnership assumed $98,305 of promissory notes that Tebet and CIC had issued to purchase their interests in NHPMC, and $24,575 of promissory notes that Mr. Kompaniez had issued to purchase his interests in NHPMC. In considerations for the transfers, the AIMCO Operating Partnership also issued to Tebet and CIC 24,140 OP Units, and to Mr. Kompaniez 6,035 OP Units.

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

INDEX TO EXHIBITS(1)

EXHIBIT NO.	DESCRIPTION

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of January 22, 1999, by and between Apartment Investment and Management Company and Insignia Properties Trust (Exhibit 2.2 to the Current Report on Form 8-K of Insignia Properties Trust, dated February 11, 1999, is incorporated herein by this reference)

2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment Management Company, AIMCO Properties, L.P., Insignia Financial Group, Inc., and Insignia/ESG Holdings, Inc. (Appendix I to AIMCO’s Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

2.3	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

2.4	Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO’s Registration Statement on Form S-4 filed on December 1, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO’s Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)

10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended 1998, is incorporated herein by this reference)

10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)

10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as September 27, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)

10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO’s Annual Report on Form 10-K for the ended year 1999, is incorporated hereby by reference)

10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

EXHIBIT NO.	DESCRIPTION

10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10-4 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.19	Eighteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to AIMCO’s Annual Report on Form 10-K/A for the year ended 2000, is incorporated herein by this reference)

10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO’s Annual Report on Form 10-K/A for the year ended 2000, is incorporated herein by this reference)

10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO’s Annual Report on Form 10-K/A for the year ended 2000, is incorporated herein by this reference)

10.22	Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia/ESG Holdings, Inc. (Appendix II to AIMCO’s Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

10.23	Interim Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A., Lehman Commercial Paper Inc. and several other lenders (Exhibit (D) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.24	Second Amended and Restated Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A. and several other lenders (Exhibit (E) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.25	Intercreditor and Subordination Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A. and several other lenders. (Exhibit (F) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated hereby by this reference)

10.26	ILPI and BAC Agreement, dated as of September 20, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P. and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (B) of Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.27	Option Sale Agreement, dated as of September 20, 2000 by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (C) of Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.28	Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)*

10.29	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)

10.30	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Steven D. Ira (Exhibit 10.44D to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)*

10.31	The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Annual Report on Form 10-K of Ambassador Apartments, Inc. for the year ended 1997, is incorporated herein by this reference)*

10.32	Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended 1997, is incorporated herein by this reference)*

10.33	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended 1997, is incorporated herein by this reference)*

EXHIBIT NO.	DESCRIPTION

21.1	List of Subsidiaries (Exhibit 21.1 to AIMCO’s Annual Report on Form 10-K/A for the year ended 2000, is incorporated herein by this reference)

23.1	Consent of Ernst & Young LLP

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

* Management contract.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

AIMCO PROPERTIES, L.P. By: AIMCO-GP, Inc., its General Partner

/s/ THOMAS C. NOVOSEL

Thomas C. Novosel Senior Vice President and Chief Accounting Officer

AIMCO PROPERTIES, L.P.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999	F-3
Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998	F-4
Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2000, 1999 and 1998	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	F-6
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:

Schedule III — Real Estate and Accumulated Depreciation	F-35
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

NOTE 21 — Industry Segments

       AIMCO has two reportable segments: real estate and service business. The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no tenants that contributed 10% or more of the Company’s total revenues during 2000, 1999, or 1998. The Company also manages apartment properties for third parties and affiliates through its service company business segment. As disclosed, a significant portion of the revenues of the service business are from affiliates of the Company.

      The performance measure used by management of the Company for each segment is its contribution to free cash flow (“Free Cash Flow” (“FCF”)). Free Cash Flow is defined by the Company as net operating income minus the capital spending required to maintain the related assets. Free Cash Flow measures profitability prior to the cost of capital. Other performance measures also used by management of the Company include funds from operations, adjusted funds from operations and earnings before structural depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the years ended December 31, 2000 and 1999 (information for the year ended December 31, 1998 is not included as it would be impracticable for the Company to obtain the necessary information, and the cost to develop it would be excessive), from these segments, and a reconciliation of Free Cash Flow to funds from operations, funds from operations less a reserve for capital replacements, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2000 and 1999
(in thousands)

	2000					1999

	Consolidated		Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $900 per unit (equivalent units of 9,667 and 4,585 for 2000 and 1999)	$69,784		$13,867	$83,651	12.0%	$33,692		$8,513	$42,205	8.1%

Average monthly rent $800 to $900 per unit (equivalent units of 6,851 and 4,423 for 2000 and 1999)	59,578		3,035	62,613	9.0%	32,108		7,364	39,472	7.6%

Average monthly rent $700 to $800 per unit (equivalent units of 10,608 and 9,310 for 2000 and 1999)	61,873		10,660	72,533	10.4%	37,288		21,611	58,899	11.3%

Average monthly rent $600 to $700 per unit (equivalent units of 30,422 and 16,494 for 2000 and 1999)	144,818		20,694	165,512	23.7%	61,585		27,975	89,560	17.3%

Average monthly rent $500 to $600 per unit (equivalent units of 40,529 and 29,492 for 2000 and 1999)	144,102		19,094	163,196	23.4%	82,383		32,758	115,141	22.2%

Average monthly rent less than $500 per unit (equivalent units of 21,455 and 29,387 for 2000 and 1999)	56,016		5,613	61,629	8.8%	38,217		20,299	58,516	11.3%

Subtotal conventional real estate contribution to Free Cash Flow	536,171		72,963	609,134	87.3%	285,273		118,520	403,793	77.8%

Affordable (equivalent units of 14,179 and 9,809 for 2000 and 1999)	25,116		30,133	55,249	7.9%	5,131		32,382	37,513	7.2%

College housing (average rent of $662 and $663 per month for 2000 and 1999) (equivalent units of 2,860 and 2,214 for 2000 and 1999)	12,777		997	13,774	2.0%	3,633		4,612	8,245	1.6%

Other Properties	1,788		6,047	7,835	1.1%	1,891		5,021	6,912	1.3%

Resident services	3,040		431	3,471	0.5%	1,914		442	2,356	0.5%

Minority interest	(90,637)		—	(90,637)	-13.0%	(25,080)		—	(25,080)	-4.8%

Total real estate contribution to Free Cash Flow	488,255	(1)	110,571	598,826	85.8%	272,762	(1)	160,977	433,739	83.6%

Service Businesses

Management contracts (property and asset management)

Controlled properties	2,275		9,608	11,883	1.7%	13,923		6,800	20,723	4.0%

Third party with terms in excess of one year	—		7,839	7,839	1.1%	—		10,281	10,281	2.0%

Third party cancelable in 30 days	—		2,700	2,700	0.4%	—		908	908	0.2%

Subtotal management contracts contribution to Free Cash Flow	2,275		20,147	22,422	3.2%	13,923		17,989	31,912	6.1%

Buyers Access	—		500	500	0.1%	—		3,314	3,314	0.6%

Other service businesses	3,597		4,125	7,722	1.1%	3,490		(2,703)	787	0.2%

Service business contribution to Free Cash Flow before fees	5,872		24,772	30,644	4.4%	17,413		18,600	36,013	6.9%

Disposition Fees	2,630		808	3,438	0.5%	3,070		1,219	4,289	0.8%

Refinancing Fees	3,681		319	4,000	0.6%	283		331	614	0.1%

Total service businesses contribution to Free Cash Flow	12,183	(2)	25,899	38,082	5.5%	20,766	(2)	20,150	40,916	7.9%

Interest income

General partner loan interest	23,205		2,442	25,647	3.7%	11,774		—	11,774	2.3%

Notes receivable from officers	964		—	964	0.1%	869		—	869	0.2%

Other notes receivable	1,151		—	1,151	0.2%	1,462		—	1,462	0.3%

Money market and interest bearing accounts	14,512		—	14,512	2.1%	8,217		1,568	9,785	1.9%

Subtotal interest income	39,832		2,442	42,274	6.1%	22,322		1,568	23,890	4.6%

Accretion of loan discount	26,409		—	26,409	3.8%	32,460		—	32,460	6.3%

Total interest income contribution to Free Cash Flow	66,241		2,442	68,683	9.8%	54,782		1,568	56,350	10.9%

General and Administrative Expense	(7,813)		—	(7,813)	-1.1%	(12,016)		—	(12,016)	-2.3%

Free Cash Flow (4)	558,866		138,912	697,778	100.0%	336,294		182,695	518,989	74.4%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2000 and 1999
(in thousands)

	2000			1999

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated		Total

Free Cash Flow (4)	558,866	138,912	697,778	336,294	182,695		518,989

Interest expense:

Secured debt
Long-term, fixed rate	(227,103)	(49,357)	(276,460)	(107,100)	(65,683)		(172,783)

Long-term, variable rate	(952)	(13,381)	(14,333)	(1,314)	(2,034)		(3,348)

Short-term	(10,384)	(1,697)	(12,081)	(14,828)	(2,883)		(17,711)

Lines of credit and other unsecured debt	(31,796)	(2,698)	(34,494)	(12,754)	(384)		(13,138)

Interest expense on convertible debt	(8,869)	—	(8,869)	(9,716)	—		(9,716)

Interest capitalized	9,278	1,165	10,443	6,588	93		6,681

Total interest expense before minority interest	(269,826)	(65,968)	(335,794)	(139,124)	(70,891)		(210,015)

Minority interest share of interest expense	57,445	—	57,445	11,154	—		11,154

Total interest expense after minority interest	(212,381)	(65,968)	(278,349)	(127,970)	(70,891)		(198,861)

Distributions on preferred securities owned by minority interest	(2,718)	—	(2,718)	(2,036)	—		(2,036)

Distributions on preferred OP Units	(70,203)	—	(70,203)	(54,173)	—		(54,173)

Total distributions on preferred OP Units and securities	(72,921)	—	(72,921)	(56,209)	—		(56,209)

Non-structural depreciation, net of capital replacements	(20,839)	(1,885)	(22,724)	(36)	(7,481)		(7,517)

Amortization of intangible assets	(6,698)	(5,370)	(12,068)	(14,297)	(22,434)		(36,731)

Gain (loss) on sales of real estate	26,335	—	26,335	(1,785)	—		(1,785)

Deferred tax provision	—	(154)	(154)	—	(1,763)		(1,763)

Earnings Before Structural Depreciation (EBSD) (4)	272,362	65,535	337,897	135,997	80,126		216,123

Structural depreciation, net of minority interest in other entities	(238,176)	(60,207)	(298,383)	(102,297)	(87,309)		(189,606)

Net income (loss)	34,186	5,328 (3)	39,514	33,700	(7,183	)(3)	26,517

(Gain) loss on sales of real estate	(26,335)	—	(26,335)	1,785	—		1,785

Structural depreciation, net of minority interest in other entities	238,176	60,207	298,383	102,297	87,309		189,606

Non-structural depreciation, net of minority interest in other entities	53,113	9,981	63,094	19,470	16,762		36,232

Amortization of intangible assets	6,698	5,370	12,068	14,297	22,434		36,731

Deferred tax provision	—	154	154	—	1,763		1,763

Funds from Operations (FFO) (4)	305,838	81,040	386,878	171,549	121,085		292,634

Capital replacement reserve	(32,268)	(8,099)	(40,367)	(19,434)	(9,281)		(28,715)

Adjusted Funds From Operations (AFFO) (4)	$273,570	$72,941	$346,511	$152,115	$111,804		$263,919

			Earnings			Earnings
			Per Common			Per Common
	Earnings	Common Units	Unit	Earnings	Common Units	Unit

EBSD

Basic	$337,897	75,183		$216,123	69,118

Diluted	$390,848	91,506		$244,848	78,673

Net Income (Loss)

Basic	$39,514	75,183	$0.53	$26,517	69,118	$0.39

Diluted	$39,514	76,198	$0.52	$26,517	69,704	$0.38

FFO

Basic	$386,878	75,183		$292,634	69,118

Diluted	$439,830	91,506		$320,434	78,673

AFFO

Basic	$346,511	75,183		$263,919	69,118

Diluted	$399,463	91,506		$291,719	78,673

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues:

	2000	1999

Consolidated real estate contribution to Free Cash Flow	$488,255	$272,762

Plus: Minority interest	90,637	25,080

Plus: Capital replacement reserves	32,268	19,434

Plus: Property operating expenses	426,177	213,064

Plus: Owned property management expenses	13,663	1,543

Rental and other property revenues	$1,051,000	$531,883

(2)	Reconciliation of total service business contribution to Free Cash Flow to consolidated management fees and other income from affiliates:

	2000	1999

Consolidated service business contribution to Free Cash Flow	$12,183	$20,766

Plus: Management and other expenses	27,199	14,897

Plus: General and administrative expenses allocation	10,310	2,136

Management fees and other income from affiliates	$49,692	$37,799

(3)	Reconciliation of unconsolidated net income attributable to common OP Units and stockholders to equity in earnings (losses) of unconsolidated real estate partnerships and equity in earnings (losses) of unconsolidated subsidiaries:

	2000	1999

Equity in earnings (losses) of unconsolidated subsidiaries	$(2,290)	$(4,595)

Equity in earnings (losses) of unconsolidated real estate

partnerships	7,618	(2,588)

Unconsolidated net income attributable to common OP

Units and stockholders	$5,328	$(7,183)

(4)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO (diluted) based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, amortization of intangibles, interest expense on mandatorily redeemable convertible preferred securities, the non-cash deferred portion of the income tax provision for unconsolidated subsidiaries and less the payment of dividends on perpetual and non-dilutive convertible preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to at least $300 per apartment unit.

      Reconciliation of FCF, EBSD, FFO and AFFO to net income:

	For the Year Ended December 31, 2000				For the Year Ended December 31, 1999

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amounts per Free Cash Flow schedule above	$697,778	$337,897	$386,878	$346,511	$518,989	$216,123	$292,634	$263,919

Total interest expense after minority interest	(278,349)				(198,861)

Dividends on preferred securities owned by minority interest	(2,715)				(2,036)

Dividends on preferred OP Units		70,203	70,203	70,203		54,173	54,173	54,173

Structural depreciation, net of minority interest	(298,383)	(298,383)	(298,383)	(298,383)	(189,606)	(189,606)	(189,606)	(189,606)

Non-structural depreciation, net of minority interest	(63,094)		(63,094)	(63,094)	(36,232)		(36,232)	(36,232)

Capital replacements reserve	40,367			40,367	28,715			28,715

Amortization of intangible assets	(12,068)		(12,068)	(12,068)	(36,731)		(36,731)	(36,731)

Gain on sale	26,335		26,335	26,335	(1,785)		(1,785)	(1,785)

Deferred tax provision	(154)		(154)	(154)	(1,763)		(1,763)	(1,763)

Net Income	$109,717	$109,717	$109,717	$109,717	$80,690	$80,690	$80,690	$80,690

ASSETS:

	December 31, 2000	December 31, 1999

Total assets for reportable segments(1)	6,522,114	4,464,305

Corporate and other assets	1,177,060	1,219,946

Total consolidated assets	7,699,174	5,684,251

(1)	Assets associated with the service business are immaterial, and therefore included in total assets for reportable segments, and not disclosed separately.

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

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2000, 1999 and 1998
(In Thousands)

	2000	1999	1998

Real Estate

Balance at beginning of year	$4,512,697	$2,771,169	$1,657,207

Additions during the year:

Newly consolidated assets	1,653,886	1,101,134	—

Acquisitions	739,005	521,624	1,058,428

Additions	270,779	177,245	78,270

Sales/transfers	(163,915)	(58,475)	(22,736)

Balance at end of year	$7,012,452	$4,512,697	$2,771,169

Accumulated Depreciation

Balance at beginning of year	$415,992	$228,155	$153,285

Additions during the year:

Depreciation	323,321	131,257	83,908

Newly consolidated assets	193,246	60,345	—

Sales/transfers	(19,801)	(3,765)	(9,038)

Balance at end of year	$912,758	$415,992	$228,155

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of January 22, 1999, by and between Apartment Investment and Management Company and Insignia Properties Trust (Exhibit 2.2 to the Current Report on Form 8-K of Insignia Properties Trust, dated February 11, 1999, is incorporated herein by this reference)

2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment Management Company, AIMCO Properties, L.P., Insignia Financial Group, Inc., and Insignia/ESG Holdings, Inc. (Appendix I to AIMCO’s Registration Statement on
Form S-4, filed August 5, 1998, is incorporated herein by this reference)

2.3	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

2.4	Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO’s Registration Statement on
Form S-4 filed on December 1, 2000, is incorporated herein by this reference)

10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO’s Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)

10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended 1998, is incorporated herein by this reference)

10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)

10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as September 27, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)

10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO’s Annual Report on Form 10-K for the ended year 1999, is incorporated hereby by reference)

10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended 1999, is incorporated herein by reference)

10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10-4 to Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.19	Eighteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to AIMCO’s Annual Report on Form 10-K/A for the year ended 2000, is incorporated herein by this reference)

10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO’s Annual Report on Form 10-K/A for the year ended 2000, is incorporated herein by this reference)

10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO’s Annual Report on Form 10-K/A for the year ended 2000, is incorporated herein by this reference)

10.22	Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia/ESG Holdings, Inc. (Appendix II to AIMCO’s Registration Statement on Form S-4, filed August 5, 1998, is incorporated herein by this reference)

10.23	Interim Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A., Lehman Commercial Paper Inc. and several other lenders (Exhibit (D) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.24	Second Amended and Restated Credit Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A. and several other lenders (Exhibit (E) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.25	Intercreditor and Subordination Agreement, dated as of September 20, 2000, among AIMCO Properties, L.P., NHP Management Company, AIMCO/Bethesda Holdings, Inc., Bank of America N.A. and several other lenders. (Exhibit (F) to AIMCO’s Schedule 13D related to Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated hereby by this reference)

10.26	ILPI and BAC Agreement, dated as of September 20, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P. and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (B) of Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.27	Option Sale Agreement, dated as of September 20, 2000 by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit (C) of Schedule 13D of Oxford Tax Exempt Fund II Limited Partnership, dated September 20, 2000, is incorporated herein by this reference)

10.28	Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)*

10.29	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)

10.30	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Steven D. Ira (Exhibit 10.44D to AIMCO’s Annual Report on Form 10-K for the year ended 1994, is incorporated herein by this reference)*

10.31	The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Annual Report on Form 10-K of Ambassador Apartments, Inc. for the year ended 1997, is incorporated herein by this reference)*

10.32	Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended 1997, is incorporated herein by this reference)*

10.33	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended 1997, is incorporated herein by this reference)*

21.1	List of Subsidiaries (Exhibit 21.1 to AIMCO’s Annual Report on Form 10-K/A for the year ended 2000, is incorporated herein by this reference)

23.1	Consent of Ernst & Young LLP

99.1	Agreement re: disclosure of long-term debt instruments

* Management contract.