Form 10-Q
period 2001-06-30
AIMCO PROPERTIES LP
filed 2001-08-14
CIK 926660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-24497

AIMCO Properties, L.P.

(Exact name of registrant as specified in its charter)

Delaware	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 South Colorado Boulevard, Tower 2, Suite 2-1000
Denver, Colorado	80222
(Address of principal executive offices)	(Zip Code)

(303) 757-8101
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year,
if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

_______________

      The number of Partnership Common Units outstanding as of July 31, 2001: 83,914,947

AIMCO PROPERTIES, L.P.

FORM 10-Q

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS

Real estate:

Improved land	$1,017,913	$976,421

Buildings and improvements	6,780,965	6,036,031

Total real estate	7,798,878	7,012,452

Less accumulated depreciation	(1,329,705)	(912,758)

Net real estate	6,469,173	6,099,694

Investments in unconsolidated real estate partnerships	647,292	676,532

Investments in unconsolidated subsidiaries	—	107,781

Notes receivable from unconsolidated real estate partnerships	245,908	140,860

Notes receivable from and advances to unconsolidated subsidiaries, net	—	190,453

Cash and cash equivalents	135,393	157,115

Restricted cash	139,917	126,914

Accounts receivable	135,145	2,873

Deferred financing costs, net	78,100	44,403

Goodwill, net	109,313	100,532

Other assets	120,739	52,017

Total assets	$8,080,980	$7,699,174

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Secured notes payable	$3,586,179	$3,258,342

Secured tax-exempt bond financing	770,258	773,033

Term loan	—	74,040

Credit facility	233,000	254,700

Total indebtedness	4,589,437	4,360,115

Accounts payable	13,627	88,818

Accrued and other liabilities	256,906	211,324

Deferred rental income	11,901	5,611

Deferred income taxes	33,897	—

Security deposits	32,258	28,332

Total liabilities	4,938,026	4,694,200

Mandatorily redeemable convertible preferred securities	25,347	32,330

Minority interest in other entities	98,965	140,680

Partners’ capital:

Preferred Units	1,133,736	943,305

General Partner and Special Limited Partner	1,433,379	1,493,090

Limited Partners	472,816	416,558

Other Units	(300)	—

Less: Investment in AIMCO Common Stock	(20,989)	(20,989)

Total partners’ capital	3,018,642	2,831,964

Total liabilities and partners’ capital	$8,080,980	$7,699,174

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$323,770	$258,064	$646,004	$482,384

Property operating expense	(126,209)	(104,653)	(251,895)	(195,404)

Owned property management expense	(3,008)	(4,136)	(6,218)	(6,241)

Income from property operations	194,553	149,275	387,891	280,739

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	46,978	12,410	97,998	22,435

Management and other expenses	(30,441)	(5,474)	(62,490)	(9,378)

General and administrative expense allocation	(2,895)	(2,474)	(4,176)	(3,527)

Amortization of intangibles	(4,332)	(1,494)	(9,233)	(3,069)

Income from service company business	9,310	2,968	22,099	6,461

General and administrative expenses:

Before allocation	(4,457)	(4,414)	(8,549)	(8,677)

Allocation to consolidated service company business	2,895	2,474	4,176	3,527

General and administrative expenses, net	(1,562)	(1,940)	(4,373)	(5,150)

Depreciation on rental property	(95,213)	(85,289)	(200,604)	(146,580)

Interest expense	(82,116)	(64,397)	(169,332)	(122,604)

Interest and other income	17,375	15,508	32,038	28,511

Equity in earnings (losses) of unconsolidated real estate partnerships	(4,731)	1,441	(9,207)	3,886

Equity in earnings of unconsolidated subsidiaries	—	1,700	—	4,472

Minority interest in other entities	(5,256)	(6,332)	(10,881)	(13,452)

Income before gain on disposition of properties	32,360	12,934	47,631	36,283

Gain on disposition of properties, net	1,490	226	1,556	5,331

Net income	33,850	13,160	49,187	41,614

Net income attributable to preferred unitholders	24,598	16,218	45,394	32,316

Net income (loss) attributable to common unitholders	$9,252	$(3,058)	$3,793	$9,298

Basic earnings (loss) per common unit	$0.11	$(0.04)	$0.05	$0.13

Diluted earnings (loss) per common unit	$0.11	$(0.04)	$0.05	$0.13

Dividends declared per common unit	$0.78	$0.70	$1.56	$1.40

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$49,187	$41,614

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of intangibles	209,837	149,649

Gain on disposition of properties	(1,556)	(5,331)

Minority interest in other entities	10,881	13,452

Equity in (earnings) losses of unconsolidated real estate partnerships	9,207	(3,886)

Equity in earnings of unconsolidated subsidiaries	—	(4,472)

Changes in operating assets and operating liabilities	(36,533)	(40,115)

Total adjustments	191,836	109,297

Net cash provided by operating activities	241,023	150,911

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of and additions to real estate	(160,710)	(96,559)

Proceeds from sales of property	80,775	13,743

Proceeds from sales of investments	232,537	—

Cash from newly consolidated properties	22,486	37,691

Purchase of notes receivable, general and limited partnership interests and other assets	(52,923)	(146,041)

Purchase/originations of notes receivable	(53,281)	(53,975)

Proceeds from repayment of notes receivable	8,517	12,968

Cash paid in connection with mergers/acquisitions and related costs	(36,783)	(5,655)

Distributions received from investments in unconsolidated real estate partnerships	23,945	40,476

Net cash provided by (used in) investing activities	64,563	(197,352)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured notes payable borrowings	237,063	131,245

Principal repayments on secured notes payable	(211,453)	(56,995)

Principal repayments on secured tax-exempt bond financing	(6,592)	(4,325)

Principal repayments on secured short-term financing	(25,105)	—

Net borrowings (paydowns) on term loan and revolving credit facilities	(158,740)	84,300

Payment of loan costs	(10,981)	(3,603)

Proceeds from issuance of common and preferred units, exercise of options/warrants	84,494	46,661

Repurchase of common units	(29,898)	(2,600)

Principal repayments received on notes due from officers on common unit purchases	5,656	10,026

Payment of distributions to minority interest	(40,048)	(38,869)

Payment of distributions to General Partner and Special Limited Partner	(111,956)	(92,352)

Payment of distributions to Limited Partners	(13,398)	(11,879)

Payment of other unit distributions	(2,442)	—

Payment of preferred unit distributions	(43,908)	(26,063)

Net cash provided by (used in) financing activities	(327,308)	35,546

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,722)	(10,895)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157,115	101,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,393	$90,709

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE 1 — Organization

      AIMCO Properties, L.P., a Delaware limited partnership (the “Partnership” and together with its consolidated subsidiaries and other controlled entities, the “Company”), was formed on May 16, 1994 to conduct the business of acquiring, developing, leasing, and managing multi-family apartment communities. The Partnership’s securities include Partnership Common Units (“Common OP Units”), Partnership Preferred Units (“Preferred Units”, together with Common OP Units, the “OP Units”), and Class I High Performance Partnership Units (the “Other Units”) (see Note 6). Apartment and Investment Management Company (“AIMCO”) is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the “Partnership Agreement”) of the Partnership. The General Partner and Special Limited Partner hold Common OP Units of the Partnership. In addition, AIMCO is the primary holder of outstanding Preferred Units. The Limited Partners of the Partnership are individuals or entities that own OP Units other than AIMCO. After holding the Common OP Units for one year, the Limited Partners have the right to redeem their Common OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the Common OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock (“Common Stock”), on a one-for-one ratio.

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

      As of June 30, 2001, the Partnership:

•	owned or controlled (consolidated) and managed 156,572 units in 575 apartment properties;

•	held an equity interest in (unconsolidated) and managed 99,594 units in 607 apartment properties; and

•	managed 56,243 units in 440 apartment properties for third party owners.

      At June 30, 2001, the Partnership had 86,205,924 Common OP Units, 41,386,286 Preferred Units and 2,379,084 Other Units outstanding.

NOTE 2 — Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the statements and notes thereto included in the AIMCO annual report on Form 10-K for the year ended December 31, 2000. Certain 2000 financial statement amounts have been reclassified to conform to the 2001 presentation.

      The accompanying unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries and limited partnerships in which the Partnership has a financial controlling interest. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries’ assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. With regard to such partnerships, $10.9 million in losses in excess of the minority partners’ basis for the six months ended June 30, 2001 have been charged to operations. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the Partnership are generally not available to pay creditors of AIMCO or the Partnership.

NOTE 3 — Acquisitions

During the six months ended June 30, 2001 the Company purchased:

•	for $111 million, limited partnership interests in 187 partnerships (which own 344 properties) where AIMCO serves as general partner;

•	interests in five apartment communities with details below:

Date Acquired	Location	Number of Units	Purchase Price	Ownership Interest

March 2001	Naperville, IL	240	$19 million	100.00%

April 2001	Farmington Hills, MI	981	$23 million	49.99%

April 2001	Iowa City, Iowa	401	$10 million	100.00%

June 2001	Venice, California	795	$58 million	42.77%

June 2001	Jacksonville, Florida	256	$10 million	100.00%

      On March 26, 2001, the Company completed a merger pursuant to an agreement entered into on November 29, 2000 between AIMCO and Oxford Tax Exempt Fund II Limited Partnership (“OTEF”), for a total purchase price of $270 million, comprised of $100 million in Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”), $106 million in Common Stock issued at $48.46 per share, $17 million in cash and $47 million in assumed liabilities. OTEF merged with a subsidiary of the Partnership. In connection with the Company’s acquisition of interests in properties (the “Oxford properties”) from affiliates of Oxford Realty Financial Group, Inc., on September 20, 2000, the Company had acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. After the merger, the Company’s interests in OTEF include a 1% general partner interest held by OTEF’s managing general partner and a 99% limited partner interest held by the Partnership. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance high quality apartment and senior living/health care communities, the majority of which were owned by affiliates of OTEF, including the Oxford properties. In the merger, each BAC was converted into the right to receive 0.299 shares of

Common Stock and 0.547 shares of AIMCO’s Class P Preferred Stock. In addition, the BAC holders received a special distribution of $50 million, or $6.21 per BAC.

NOTE 4 — Notes Receivable

      The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships and subsidiaries at June 30, 2001 and 2000 (in thousands):

	Notes Receivable from		Notes Receivable from
	Unconsolidated Real		Unconsolidated
	Estate Partnerships		Subsidiaries

	2001	2000	2001	2000

Par value notes	$115,999	$48,943	$—	$91,477

Discounted notes	129,909	91,866	—	—

Total	$245,908	$140,809	$—	$91,477

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

      As of June 30, 2001 and June 30, 2000, the Company held $116.0 million and $48.9 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from the par value notes for the three and six months ended June 30, 2001 totaled $8 million and $14 million, respectively, and for the three and six months ended June 30, 2000, totaled $5 million and $9 million, respectively.

      As of June 30, 2001 and 2000, the Company held discounted notes, including accrued interest, with a carrying value of $129.9 million and $91.9 million, respectively. The total face value plus accrued interest of these notes were $225 million and $138 million in 2001 and 2000, respectively. Effective January 1, 2001, the Company now consolidates its previously unconsolidated subsidiaries (see Note 10). As a result, the notes receivable from unconsolidated subsidiaries have been eliminated and notes receivable from unconsolidated real estate partnerships have increased, and includes discounted notes which were held at the previously unconsolidated subsidiaries. In general, interest income from the discounted notes is not recognized as it is earned until such time as the timing and amounts of cash flows are probable and estimable.

      Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and six months ended June 30, 2001, the Company recognized deferred interest income and discounts of approximately $3.6 million ($0.04 per basic and diluted unit) and $5.0 million ($0.07 per basic and diluted unit), respectively, and in the three and six months ended June 30, 2000, the Company recognized deferred interest income and discounts of approximately $7 million ($0.08 per basic and diluted unit) and $13 million ($0.18 per basic and diluted unit), respectively. Approximately 90% of the recognized interest income is collected in cash or recapitalized within 12 months from the date that such amounts were determined to be collectible, and the remainder is collected in the following six months.

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

Limited Partnerships

      In connection with the Company’s acquisitions of interests in limited partnerships that own properties (including mergers with such limited partnerships) the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

Investigations of HUD Management Arrangements

      In July 1999, The National Housing Partnership (“NHP”) received a grand jury subpoena requesting documents relating to NHP’s management of HUD-assisted or HUD-insured multi-family projects and NHP’s operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

      Separately, AIMCO entered into a draft Settlement Agreement and Release proposal with HUD, which on July 2, 2001 was finalized and resolves, without any finding of wrongdoing, all civil matters that were the subject of a HUD Inspector General investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by the Company and, therefore, had no effect on the financial condition or results of operations of the Company.

Environmental

      Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with properties or properties it acquires or manages in the future.

NOTE 6 — Partners’ Capital

					Investment	Accumulated
	General Partner				in AIMCO	Other
	and Special	Preferred	Limited	Other	Preferred	Comprehensive
(In Thousands)	Limited Partner	Units	Partners	Units	Stock	Income	Total

Partners’ Capital at December 31, 2000	$1,493,090	$943,305	$416,558	$—	$(20,989)	$—	$2,831,964

Reclassification of Other Units as of January 1, 2001	—	—	(2,070)	2,070	—	—	—

Contributions from AIMCO related to preferred offerings	—	61,024	—	—	—	—	61,024

Contribution from AIMCO related to stock purchased by officers	(112)	—	—	—	—	—	(112)

Contributions from AIMCO related to options and warrants exercised	2,056	—	—	—	—	—	2,056

Repurchase of common units	(7,652)	—	—	—	—	—	(7,652)

Issuance of common and preferred units in connection with the OTEF merger	106,305	100,000	—	—	—	—	206,305

Conversion of mandatorily redeemable convertible preferred securities	60	—	—	—	—	—	60

Common units redeemed by Limited Partners to Special Limited Partner	3,097	—	(3,097)	—	—	—	—

Repayment of notes receivable from officers of AIMCO	4,521	—	—	—	—	—	4,521

Acquisition of real estate or interests in real estate partnerships through issuance of preferred units	—	—	(367)	—	—	—	(367)

Net income (loss)	(4,677)	20,796	(615)	(167)	—	—	15,337

Distributions paid to common and other unitholders	(55,138)	—	(6,815)	(845)	—	—	(62,798)

Distributions paid to preferred unitholders	—	(21,242)	—	—	—	—	(21,242)

Accumulated other comprehensive income	—	—	—	—	—	3,550	3,550

Adjustment to reflect Limited Partners’ capital at redemption value	14,873	—	(14,873)	—	—	—	—

Partners’ Capital at March 31, 2001	$1,556,423	$1,103,883	$388,721	$1,058	$(20,989)	$3,550	$3,032,646

Contributions from AIMCO related to preferred offerings	—	(775)	—	—	—	—	(775)

Contribution from AIMCO related to stock purchased by officers	7,136	—	—	—	—	—	7,136

Contributions from AIMCO related to options and warrants exercised	15,162	—	—	—	—	—	15,162

Repurchase of common units	(20,976)	—	—	—	—	—	(20,976)

Conversion of mandatorily redeemable convertible preferred securities	6,923	—	—	—	—	—	6,923

Common units redeemed by Limited Partners to Special Limited Partner	7,436	—	(7,436)	—	—	—	—

Repayment of notes receivable from officers of AIMCO	1,135	—	—	—	—	—	1,135

Acquisition of real estate or interests in real estate partnerships through issuance of preferred units	—	28,696	367	—	—	—	29,063

Acquisition of real estate or interests in real estate partnerships through issuance of common units	—	—	5,692	—	—	—	5,692

Net income	8,027	24,598	986	239	—	—	33,850

Distributions paid to common and other unitholders	(56,818)	—	(6,583)	(1,597)	—	—	(64,998)

Distributions paid to preferred unitholders	—	(22,666)	—	—	—	—	(22,666)

Accumulated other comprehensive income	—	—	—	—	—	(3,550)	(3,550)

Adjustment to reflect Limited Partners’ capital at redemption value	(91,069)	—	91,069	—	—	—	—

Partners’ Capital at June 30, 2001	$1,433,379	$1,133,736	$472,816	$(300)	$(20,989)	$—	$3,018,642

Common OP Units

      Common OP Units are redeemable by Common OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restrictions, on the basis of one Common OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. AIMCO has the option to deliver shares of Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems a Common OP Unit for Common Stock, Limited Partners’ capital is reduced and Special Limited Partners’ capital is increased. Common OP Units held by AIMCO are not redeemable.

Tenders

      During the three and six months ending June 30, 2001 the Company completed tender offers for limited partnership interests resulting in the issuance of 1,119,556 and 1,589,793 Common OP Units, respectively.

Preferred Units

      All outstanding classes of Preferred Units are on equal parity with each other and are senior to the Common OP Units. Generally, holders of classes of Preferred Units do not have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

      On March 26, 2001, AIMCO issued 4,000,000 shares of newly created Class P Preferred Stock, par value $.01 per share, in connection with the OTEF merger. The proceeds of $100 million were contributed by AIMCO to the Partnership in exchange for 4,000,000 Class P Partnership Preferred Units. The Class P Preferred Units have substantially the same terms as the shares of Class P Preferred Stock. Holders of Class P Preferred Stock are entitled to receive, when and as declared by the AIMCO board of directors, cash dividends in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% of the liquidation preference) or (ii) the cash dividends payable on the number of shares of Common Stock into which a share of Class P Preferred Stock is convertible. Each share of Class P Preferred Stock is convertible at the option of the holder into 0.4464 shares of Common Stock, subject to certain anti-dilutive adjustments. The initial conversion ratio was in excess of the fair market value of the Common Stock on the commitment date. Distributions are made on the Class P Preferred Units at the same time and in the same amount as dividends paid on the Class P Preferred Stock. The Class P Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions by AIMCO are made to any holders of Common Stock, the holders of the Class P Preferred Stock and Class P Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions.

      On March 19, 2001, AIMCO issued 2,200,000 shares of newly created Class Q Cumulative Preferred Stock, $.01 par value per share (the “Class Q Preferred Stock”), in an underwritten public offering. AIMCO also gave the underwriters an option to purchase up to 330,000 additional shares of the Class Q Preferred Stock to cover over-allotments, which was exercised on March 29, 2001. The net proceeds of approximately $61 million were contributed by AIMCO to the Partnership in exchange for 2,530,000 Class Q Partnership Preferred Units and were used to repay short-term indebtedness. The Class Q Preferred Units have substantially the same terms as the shares of Class Q Preferred Stock. Holders of Class Q Preferred Stock are entitled to receive, when and as declared by the AIMCO board of directors, cash dividends in an amount per share equal to $2.525 per year (equivalent to 10.10% of the liquidation preference). On and after March 19, 2006, the Company may redeem the Class Q Preferred Stock for cash at a price per share equal to the $25 liquidation preference plus accumulated, accrued and unpaid dividends, if any, to the redemption date. Distributions are made on the Class Q Preferred Units at the same time and in the same amount as dividends paid on the Class Q Preferred Stock. The Class Q Preferred Units are senior to Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions by AIMCO are made to any holders of Common Stock, the holders of the Class Q Preferred Stock and Class Q Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions.

      In June of 2001, the Company acquired interests in Lincoln Place, a 795 unit apartment community for approximately $58 million, including the issuance of 1,162,523 Class Nine Partnership Preferred Units valued at $29.1 million.

Other Units

      In January 1998, the Partnership sold an aggregate of 15,000 of its Other Units to a joint venture comprised of fourteen members of AIMCO’s senior management and to three of AIMCO’s independent directors for $2.1 million in cash. The value of the Other Units was determined on December 31, 2000 based on AIMCO’s total return, defined as dividend income plus share price appreciation of Common Stock, over the three year period ended December 31, 2000 (the “Total Return”). As a result, the 15,000 Other Units were converted to 2,379,084 Other Units in January 2001, and the holders of the Other Units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as holders of the same number of Common OP Units.

NOTE 7 — Earnings Per Unit

      The following tables illustrate the calculation of basic and diluted earnings per Common OP Unit for the three and six months ended June 30, 2001 and 2000 (in thousands, except per unit data):

	Three Months Ended
	June 30,

	2001	2000

NUMERATOR:

Net income	$33,850	$13,160

Preferred unit distributions	(24,598)	(16,218)

Numerator for basic and diluted earnings per common unit — income (loss) attributable to common unitholders	$9,252	$(3,058)

DENOMINATOR:

Denominator for basic earnings per common unit — weighted average number of common units outstanding	84,872	72,580

Effect of dilutive securities:

Dilutive potential common units, options and warrants	1,479	—

Denominator for dilutive earnings per unit	86,351	72,580

Basic earnings (loss) per common unit:

Operations	$0.09	$(0.04)

Gain on disposition of properties	0.02	—

Total	$0.11	$(0.04)

Diluted earnings (loss) per common unit:

Operations	$0.09	$(0.04)

Gain on disposition of properties	0.02	—

Total	$0.11	$(0.04)

	Six Months Ended
	June 30,

	2001	2000

NUMERATOR:

Net income	$49,187	$41,614

Preferred stock dividends	(45,394)	(32,316)

Numerator for basic and diluted earnings per unit — income attributable to common unitholders	$3,793	$9,298

DENOMINATOR:

Denominator for basic earnings per unit — weighted average number of common units outstanding	83,311	72,516

Effect of dilutive securities:

Dilutive potential common units, options and warrants	740	876

Denominator for dilutive earnings per unit	84,051	73,392

Basic earnings per common unit:

Operations	$0.03	$0.05

Gain on disposition of properties	0.02	0.08

Total	$0.05	$0.13

Diluted earnings per common unit:

Operations	$0.03	$0.05

Gain on disposition of properties	0.02	0.08

Total	$0.05	$0.13

NOTE 8 — Industry Segments

AIMCO has two reportable segments: real estate and service business. The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of residents. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and residents, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no residents that contributed 10% or more of the Company’s total revenues during the three and six months ended June 30, 2001 and 2000. The Company also manages apartment properties for third parties and affiliates through its service company business segment. As disclosed, a significant portion of the revenues of the service business are from affiliates of the Company.

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

      The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three and six months ended June 30, 2001 and 2000 from these segments, and a reconciliation of Free Cash Flow to Funds From Operations, Adjusted Funds From Operations, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended June 30, 2001 and 2000
(in thousands, except unit data)

	2001					2000

	Consolidated		Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional

Average monthly rent greater than $1,000 per unit (equivalent units of 7,567 and 4,633 for 2001 and 2000)	$19,030		$1,996	$21,026	10.0%	$9,316		$1,102	10,418	6.4%

Average monthly rent $900 to $1,000 per unit (equivalent units of 8,772 and 1,592 for 2001 and 2000)	18,682		467	19,149	9.1%	3,248		283	3,531	2.1%

Average monthly rent $800 to $900 per unit (equivalent units of 12,940 and 8,252 for 2001 and 2000)	24,246		1,684	25,930	12.3%	16,566		773	17,339	10.5%

Average monthly rent $700 to $800 per unit (equivalent units of 16,858 and 8,964 for 2001 and 2000)	22,796		2,035	24,831	11.8%	13,852		1,516	15,368	9.3%

Average monthly rent $600 to $700 per unit (equivalent units of 37,174 and 27,991 for 2001 and 2000)	44,494		3,375	47,869	22.7%	36,594		3,174	39,768	24.2%

Average monthly rent $500 to $600 per unit (equivalent units of 38,363 and 39,004 for 2001 and 2000)	32,717		3,076	35,793	17.0%	37,679		4,903	42,582	25.8%

Average monthly rent less than $500 per unit (equivalent units of 16,049 and 21,866 for 2001 and 2000)	9,162		764	9,926	4.7%	16,077		1,772	17,849	10.8%

Subtotal conventional real estate contribution to Free Cash Flow	171,127		13,397	184,524	87.6%	133,332		13,523	146,855	89.1%

Affordable (equivalent units of 14,197 and 13,481 for 2001 and 2000)	3,503		6,146	9,649	4.6%	3,966		10,578	14,544	8.8%

College housing (average rent of $539 and $660 per month for 2001 and 2000) (equivalent units of 3,301 and 2,567 for 2001 and 2000)	2,735		86	2,821	1.3%	3,109		150	3,259	2.0%

Other real estate	4,494		148	4,642	2.2%	1,320		648	1,968	1.2%

Minority interest	(20,140)		—	(20,140)	(9.6%)	(24,319)		—	(24,319)	(14.7%)

Total real estate contribution to Free Cash Flow	161,719	(1)	19,777	181,496	86.1%	117,408	(1)	24,899	142,307	86.4%

Service Business

Management contracts (property and asset management) Controlled properties	5,403		—	5,403	2.6%	3,207		486	3,693	2.3%

Third party with terms in excess of one year	410		—	410	0.2%	—		2,340	2,340	1.4%

Third party cancelable in 30 days	585		—	585	0.3%	—		1,171	1,171	0.7%

Other service income	—		—	—	0.0%	640		366	1,006	0.6%

Service business contribution to Free Cash Flow before fees	6,398		—	6,398	3.1%	3,847		4,363	8,210	5.0%

Activity based fees	7,244		—	7,244	3.4%	615		65	680	0.4%

Total service business contribution to Free Cash Flow	13,642	(2)	—	13,642	6.5%	4,462	(2)	4,428	8,890	5.4%

Interest income General partner loan interest	7,954		—	7,954	3.8%	5,125		—	5,125	3.1%

Transactional income	6,423		—	6,423	3.0%	7,206		—	7,206	4.4%

Money market and interest bearing accounts	2,998		—	2,998	1.4%	2,674		—	2,674	1.6%

Other notes receivable	—		—	—	0.0%	503		—	503	0.3%

Total interest income contribution to Free Cash Flow	17,375		—	17,375	8.2%	15,508		—	15,508	9.4%

General and Administrative Expense	(1,562)		—	(1,562)	(0.8%)	(1,940)		—	(1,940)	(1.2%)

Free Cash Flow (FCF)(4)	191,174		19,777	210,951	100%	135,438		29,327	164,765	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended June 30, 2001 and 2000
(in thousands, except unit data)

		2001			2000

	Consolidated	Unconsolidated		Total	Consolidated		Unconsolidated	Total

Free Cash Flow (FCF)(4)	191,174	19,777		210,951	135,438		29,327	164,765

Interest expense:

Secured debt Long-term, fixed rate	(74,636)	(10,329)		(84,965)	(46,160)		(8,863)	(55,023)

Long-term, variable rate	(539)	(2,447)		(2,986)	(285)		(314)	(599)

Short-term	(3,426)	(35)		(3,461)	(10,633)		(312)	(10,945)

Lines of credit and other unsecured debt	(5,011)	(1)		(5,012)	(7,334)		(585)	(7,919)

Interest expense on convertible preferred securities	(489)	—		(489)	(2,430)		—	(2,430)

Interest capitalized	1,985	—		1,985	2,445		—	2,445

Total interest expense before minority interest	(82,116)	(12,812)		(94,928)	(64,397)		(10,074)	(74,471)

Minority interest share of interest expense	13,296	—		13,296	10,131		—	10,131

Total interest expense after minority interest	(68,820)	(12,812)		(81,632)	(54,266)		(10,074)	(64,340)

Distributions on preferred securities owned by minority interest	(679)	—		(679)	(678)		—	(678)

Distributions on Preferred Units	(24,598)	—		(24,598)	(16,218)		—	(16,218)

Total distributions on Preferred Units and securities	(25,277)	—		(25,277)	(16,896)		—	(16,896)

Non-structural depreciation, net of capital replacements	(1,259)	(89)		(1,348)	(3,912)		(312)	(4,224)

Amortization of intangibles	(4,332)	—		(4,332)	(1,494)		(511)	(2,005)

Gain on disposition of properties	1,490	—		1,490	226		—	226

Deferred income tax provision	—	—		—	—		(2,108)	(2,108)

Earnings Before Structural Depreciation (EBSD)(4)	92,976	6,876		99,852	59,096		16,322	75,418

Structural depreciation, net of minority interest in other entities	(78,993)	(11,607)		(90,600)	(65,295)		(13,181)	(78,476)

Net income (loss) attributable to common OP unitholders	13,983	(4,731	)(3)	9,252	(6,199)		3,141 (3)	(3,058)

Gain on disposition of properties	(1,490)	—		(1,490)	(226)		—	(226)

Structural depreciation, net of minority interest in other entities	78,993	11,607		90,600	65,295		13,181	78,476

Non-structural depreciation, net of minority interest in other entities	13,952	2,254		16,206	11,460		2,420	13,880

Amortization of intangibles	4,332	—		4,332	1,494		511	2,005

Deferred income tax provision	—	—		—	—		2,108	2,108

Funds from Operations (FFO)(4)	109,770	9,130		118,900	71,824		21,361	93,185

Capital replacement reserve	(12,694)	(2,165)		(14,859)	(7,548)		(2,110)	(9,658)

Adjusted Funds From Operations (AFFO)(4)	$97,076	$6,965		$104,041	$64,276		$19,251	$83,527

				Earnings				Earnings	(Loss)

	Earnings	Units		Per Unit	Earnings	(Loss)	Units	Per Unit

EBSD

Basic	$99,852	84,872			$75,418		72,580

Diluted	116,813	103,288			87,536		89,425

Net Income (Loss)
Basic	9,252	84,872		$0.11	(3,058)		72,580	$(0.04)

Diluted	9,252	86,351		$0.11	(3,058)		72,580	$(0.04)

FFO

Basic	118,900	84,872			93,185		72,580

Diluted	135,861	103,288			105,303		89,425

AFFO

Basic	104,041	84,872			83,527		72,580

Diluted	121,002	103,288			95,645		89,425

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Six Months Ended June 30, 2001 and 2000
(in thousands, except unit data)

	2001					2000

	Consolidated		Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional

Average monthly rent greater than $1,000 per unit (equivalent units of 8,086 and 5,025 for 2001 and 2000)	$39,520		$4,098	$43,618	10.4%	$19,175		$2,632	$21,807	6.8%

Average monthly rent $900 to $1,000 per unit (equivalent units of 7,976 and 1,723 for 2001 and 2000)	35,777		863	36,640	8.7%	6,811		765	7,576	2.4%

Average monthly rent $800 to $900 per unit (equivalent units of 12,562 and 7,609 for 2001 and 2000)	47,447		2,945	50,392	12.0%	29,552		2,621	32,173	10.1%

Average monthly rent $700 to $800 per unit (equivalent units of 16,309 and 9,112 for 2001 and 2000)	46,743		4,092	50,835	12.1%	24,517		4,221	28,738	9.0%

Average monthly rent $600 to $700 per unit (equivalent units of 37,765 and 28,149 for 2001 and 2000)	90,527		7,736	98,263	23.5%	64,622		8,199	72,821	22.9%

Average monthly rent $500 to $600 per unit (equivalent units of 37,191 and 39,920 for 2001 and 2000)	65,380		6,859	72,239	17.3%	73,209		9,885	83,094	26.1%

Average monthly rent less than $500 per unit (equivalent units of 16,171 and 22,449 for 2001 and 2000)	19,635		1,137	20,772	5.1%	30,819		3,771	34,590	10.9%

Subtotal conventional real estate contribution to Free Cash Flow	345,029		27,730	372,759	89.1%	248,705		32,094	280,799	88.2%

Affordable (equivalent units of 14,445 and 13,266 for 2001 and 2000)	9,036		12,642	21,678	5.2%	7,041		19,027	26,068	8.2%

College housing (average rent of $538 and $662 per month for 2001 and 2000) (equivalent units of 3,333 and 2,796 for 2001 and 2000)	5,685		259	5,944	1.4%	6,549		490	7,039	2.2%

Other real estate	5,979		242	6,221	1.5%	3,175		1,472	4,647	1.5%

Minority interest	(46,852)		—	(46,852)	(11.2%)	(43,015)		—	(43,015)	(13.5%)

Total real estate contribution to Free Cash Flow	318,877	(1)	40,873	359,750	86.0%	222,455	(1)	53,083	275,538	86.6%

Service Business

Management contracts (property and asset management) Controlled properties	12,588		—	12,588	3.0%	6,623		2,349	8,972	2.8%

Third party with terms in excess of one year	606		—	606	0.1%	—		4,525	4,525	1.4%

Third party cancelable in 30 days	910		—	910	0.2%	—		1,428	1,428	0.5%

Other service income	2,514		—	2,514	0.6%	1,173		1,508	2,681	0.8%

Service business contribution to Free Cash Flow before fees	16,618		—	16,618	3.9%	7,796		9,810	17,606	5.5%

Activity based fees	14,714		—	14,714	3.5%	1,734		65	1,799	0.6%

Total service business contribution to Free Cash Flow	31,332	(2)	—	31,332	7.4%	9,530	(2)	9,875	19,405	6.1%

Interest income General partner loan interest	14,288		—	14,288	3.4%	8,940		—	8,940	2.8%

Transactional income	11,158		—	11,158	2.7%	13,397		—	13,397	4.2%

Money market and interest bearing accounts	6,125		—	6,125	1.5%	5,206		—	5,206	1.6%

Other notes receivable	467		—	467	0.1%	968		—	968	0.3%

Total interest income contribution to Free Cash Flow	32,038		—	32,038	7.7%	28,511		—	28,511	8.9%

General and Administrative Expense	(4,373)		—	(4,373)	(1.1%)	(5,150)		—	(5,150)	(1.6%)

Free Cash Flow (FCF)(4)	377,874		40,873	418,747	100%	255,346		62,958	318,304	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Six Months Ended June 30, 2001 and 2000
(in thousands, except unit data)

		2001				2000

	Consolidated	Unconsolidated		Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF)(4)	377,874	40,873		418,747	255,346	62,958	318,304

Interest expense:

Secured debt Long-term, fixed rate	(150,311)	(20,199)		(170,510)	(87,128)	(18,808)	(105,936)

Long-term, variable rate	(1,261)	(4,971)		(6,232)	(461)	(745)	(1,206)

Short-term	(5,614)	(141)		(5,755)	(21,483)	(1,123)	(22,606)

Lines of credit and other unsecured debt	(14,749)	(2)		(14,751)	(13,112)	(833)	(13,945)

Interest expense on convertible preferred securities	(1,014)	—		(1,014)	(4,859)	—	(4,859)

Interest capitalized	3,617	—		3,617	4,439	1,165	5,604

Total interest expense before minority interest	(169,332)	(25,313)		(194,645)	(122,604)	(20,344)	(142,948)

Minority interest share of interest expense	27,482	—		27,482	18,071	—	18,071

Total interest expense after minority interest	(141,850)	(25,313)		(167,163)	(104,533)	(20,344)	(124,877)

Distributions on preferred securities owned by minority interest	(1,357)	—		(1,357)	(1,356)	—	(1,356)

Distributions on Preferred Units	(45,394)	—		(45,394)	(32,316)	—	(32,316)

Total distributions on Preferred Units and securities	(46,751)	—		(46,751)	(33,672)	—	(33,672)

Non-structural depreciation, net of capital replacements	(5,095)	(378)		(5,473)	(4,764)	(1,262)	(6,026)

Amortization of intangibles	(9,233)	—		(9,233)	(3,068)	(1,019)	(4,087)

Gain on disposition of properties	1,556	—		1,556	5,331	—	5,331

Deferred income tax provision	—	—		—	—	(2,960)	(2,960)

Earnings Before Structural Depreciation (EBSD)(4)	176,501	15,182		191,683	114,640	37,373	152,013

Structural depreciation, net of minority interest in other entities	(163,501)	(24,389)		(187,890)	(113,700)	(29,015)	(142,715)

Net income (loss) attributable to common OP unitholders	13,000	(9,207	)(3)	3,793	940	8,358 (3)	9,298

Gain on disposition of properties	(1,556)	—		(1,556)	(5,331)	—	(5,331)

Structural depreciation, net of minority interest in other entities	163,501	24,389		187,890	113,700	29,015	142,715

Non-structural depreciation, net of minority interest in other entities	27,255	4,478		31,733	20,033	5,548	25,581

Amortization of intangibles	9,233	—		9,233	3,068	1,019	4,087

Deferred income tax provision	—	—		—	—	2,960	2,960

Funds from Operations (FFO)(4)	211,433	19,660		231,093	132,410	46,900	179,310

Capital replacement reserve	(22,162)	(4,100)		(26,262)	(15,269)	(4,288)	(19,557)

Adjusted Funds From Operations (AFFO)(4)	$189,271	$15,560		$204,831	$117,141	$42,612	$159,753

				Earnings			Earnings

	Earnings	Units		Per Unit	Earnings	Units	Per Unit

EBSD

Basic	$191,683	83,311			$152,013	72,516

Diluted	223,229	100,932			176,128	88,287

Net Income
Basic	3,793	83,311		$0.05	9,298	72,516	$0.13

Diluted	3,793	84,051		$0.05	9,298	73,392	$0.13

FFO

Basic	231,093	83,311			179,310	72,516

Diluted	262,640	100,932			203,425	88,287

AFFO

Basic	204,831	83,311			159,753	72,516

Diluted	236,378	100,932			183,868	88,287

      (1)   Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Consolidated real estate contribution to Free Cash Flow	$161,719	$117,408	$318,877	$222,455

Plus: minority interest	20,140	24,319	46,852	43,015

Plus: capital replacement reserve	12,694	7,548	22,162	15,269

Plus: property operating expense	126,209	104,653	251,895	195,404

Plus: owned property management expense	3,008	4,136	6,218	6,241

Rental and other property revenues	$323,770	$258,064	$646,004	$482,384

(2)	Reconciliation of total service business contribution to Free Cash Flow to consolidated management fees and other income from affiliates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Consolidated service business contribution to Free Cash Flow	$13,642	$4,462	$31,332	$9,530

Plus: management and other expenses	30,441	5,474	62,490	9,378

Plus: general and administrative expense allocation	2,895	2,474	4,176	3,527

Management fees and other income from affiliates	$46,978	$12,410	$97,998	$22,435

(3)	Reconciliation of unconsolidated net income attributable to Common OP unitholders to equity in earnings (losses) of unconsolidated real estate partnerships and equity in earnings of unconsolidated subsidiaries:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Equity in earnings of unconsolidated subsidiaries	$—	$1,700	$—	$4,472

Equity in earnings (losses) of unconsolidated real estate partnerships	(4,731)	1,441	(9,207)	3,886

Unconsolidated net income (loss) attributable to Common OP unitholders	$(4,731)	$3,141	$(9,207)	$8,358

(4)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” is defined by the Company as Net Income, determined in accordance with GAAP, plus “structural depreciation”, i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property,

“plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO (diluted) based on the NAREIT definition, as further adjusted for minority interest in the AIMCO Operating Partnership, amortization of intangibles for which no economic loss is anticipated or occurring, interest expense on mandatorily convertible preferred securities, the non-cash deferred portion of the income tax provision and less the payment of dividends on perpetual and non-dilutive convertible preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less a charge for capital replacements equal to at least $380 per apartment unit.

Reconciliation of FCF, EBSD, FFO and AFFO to Net Income:

	For the Three Months Ended June 30, 2001				For the Three Months Ended June 30, 2000

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule above	$210,951	$99,852	$118,900	$104,041	$164,765	$75,418	$93,185	$83,527

Total interest expense after minority interest	(81,632)	—	—	—	(64,340)	—	—	—

Distributions on preferred securities owned by minority interest	(680)	—	—	—	(680)	—	—	—

Distributions on Preferred Units	—	24,598	24,598	24,598	—	16,218	16,218	16,218

Structural depreciation, net of minority interest	(90,600)	(90,600)	(90,600)	(90,600)	(78,476)	(78,476)	(78,476)	(78,476)

Non-structural depreciation, net of minority interest	(16,206)	—	(16,206)	(16,206)	(13,880)	—	(13,880)	(13,880)

Capital replacement reserve	14,859	—	—	14,859	9,658	—	—	9,658

Amortization of intangibles	(4,332)	—	(4,332)	(4,332)	(2,005)	—	(2,005)	(2,005)

Gain on disposition of properties	1,490	—	1,490	1,490	226	—	226	226

Deferred income tax provision	—	—	—	—	(2,108)	—	(2,108)	(2,108)

Net Income	$33,850	$33,850	$33,850	$33,850	$13,160	$13,160	$13,160	$13,160

	For the Six Months Ended June 30, 2001				For the Six Months Ended June 30, 2000

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule above	$418,747	$191,683	$231,093	$204,831	$318,304	$152,013	$179,310	$159,753

Total interest expense after minority interest	(167,163)	—	—	—	(124,877)	—	—	—

Distributions on preferred securities owned by minority interest	(1,359)	—	—	—	(1,358)	—	—	—

Distributions on Preferred Units	—	45,394	45,394	45,394	—	32,316	32,316	32,316

Structural depreciation, net of minority interest	(187,890)	(187,890)	(187,890)	(187,890)	(142,715)	(142,715)	(142,715)	(142,715)

Non-structural depreciation, net of minority interest	(31,733)	—	(31,733)	(31,733)	(25,581)	—	(25,581)	(25,581)

Capital replacement reserve	26,262	—	—	26,262	19,557	—	—	19,557

Amortization of intangibles	(9,233)	—	(9,233)	(9,233)	(4,087)	—	(4,087)	(4,087)

Gain on disposition of properties	1,556	—	1,556	1,556	5,331	—	5,331	5,331

Deferred income tax provision	—	—	—	—	(2,960)	—	(2,960)	(2,960)

Net Income	$49,187	$49,187	$49,187	$49,187	$41,614	$41,614	$41,614	$41,614

ASSETS:	June 30, 2001	December 31, 2000

Total assets for reportable segments (1)	$7,086,371	$6,522,114

Corporate and other assets	994,609	1,177,060

Total consolidated assets	$8,080,980	$7,699,174

(1)	Assets associated with the service business are immaterial, and therefore included in total assets for reportable segments, and not separately disclosed.

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

      The Company predominately uses long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid, among other things, risk related to fluctuating interest rates. Where the Company does use variable-rate debt, occasionally the Company enters into short-term economic hedges, such as interest rate swap agreements and interest rate cap agreements, to reduce its exposure to interest rate fluctuations. The interest rate swap agreements are generally utilized by the Company to modify the Company’s exposure to interest rate risk by converting the variable-rate debt to a fixed rate. The interest rate cap agreements utilized by the Company effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable rate debt. Normally, the interest rate caps are embedded within the original debt contract and considered clearly and closely related to the debt contract and, therefore, are not measured as separate derivative instruments. Free standing interest rate exchange agreements were not material and were recorded on the balance sheet at their fair value and in current earnings in each period. The Company adopted Statements 133 and 138 on January 1, 2001. Due to the Company’s limited use of derivative instruments, the adoption of Statements 133 and 138 did not have a material effect on the Company’s financial statements.

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

      The following table provides selected financial information assuming these subsidiaries were consolidated in the prior year (in thousands):

	Three Months Ended	Six Months Ended
Operating Data:	June 30, 2000	June 30, 2000

Income from property operations	$149,275	$280,740

Income from service company business	7,864	16,979

Interest and other income	15,508	29,824

Interest expense	(65,790)	(125,031)

Net income	13,160	41,614

Balance Sheet Data:	As of December 31, 2000

Real estate	$6,369,588

Total assets	8,043,846

Total indebtedness	4,625,314

Total liabilities	5,015,416

Partners’ capital	2,831,964

NOTE 11 — Transactional Income

      For the three and six months ended June 30, 2001, the Company’s interest and other income included transactional income (gains on sale of bonds or accretion of discounted notes) of $6.4 and $11.2 million, respectively, net of allocated expenses of $1.2 and $5.0 million, respectively.

      The Company received net proceeds of approximately $232.5 million from the sale of certain of the tax-exempt mortgage bonds. The remaining tax-exempt mortgage bonds of $14.2 million have been classified with other assets and are recorded at their fair value. All gains and losses have been realized and were determined on the specific identification method and are reflected in net income.

NOTE 12 — Dilutive Securities

      In June 2001, AIMCO shareholders approved the sale by the Partnership of an aggregate of 15,000 of its Class II, III, and IV High Performance Partnership Units (the “Class II Units”, “Class III Units” and “Class IV Units,” respectively, and, collectively the “High Performance Units”) to three limited liability companies comprised of a limited number of AIMCO employees for an aggregate offering price of $4.86 million. For further information on this, see Proposal 3 in AIMCO’s proxy statement for its 2001 annual meeting of stockholders.

      There is substantial uncertainty that the High Performance Units will have more than nominal value due to the required total return over the respective measurement periods. The Company has not met the required measurement benchmarks at June 30, 2001, and therefore, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of June 30, 2001, and such High Performance Units have had no dilutive effect on earnings per unit.

The Company has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total amount of Common OP Units that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted unit count) as of June 30, 2001:

Type of Security	As of June 30, 2001

Common OP Units	83,826,840

Other Units	2,379,084

Vested options and warrants	2,879,087

Convertible Preferred Units	16,403,088

Convertible debt securities	510,940

Total	105,999,039

NOTE 13 — Recent Accounting Developments

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in annual net income of $6.7 million ($.08 per unit) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2001, and believes that there will be no material effect on the earnings and financial position of the Company.

      In July of 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issue” (“SAB 102”). SAB 102 summarizes certain of the SEC’s views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with the guidelines set forth in SAB 102.

NOTE 14 — Subsequent Event

      On July 20, 2001, AIMCO issued 3,600,000 shares of newly created Class R Cumulative Preferred Stock, par value $0.01 per share (the “Class R Preferred Stock”) in a public offering. On July 26, 2001, the underwriters’ exercised their option to purchase an additional 540,000 shares. On August 1, 2001 an additional 800,000 shares were issued pursuant to an underwriting agreement dated July 27, 2001. The total net proceeds of approximately $119.6 million were contributed by AIMCO to the Partnership in exchange for 4,940,000 Class R Partnership Preferred Units and were used to repay short-term indebtedness. The Class R Preferred Units have substantially the same terms as the shares of Class R Preferred Stock. Dividends are cumulative from the date of original issue and are payable quarterly each year, when and as declared, beginning on September 15, 2001. Cumulative dividends on the Class R Preferred Stock will be in an amount per share equal to $2.50 per year, equivalent to 10% of the $25 liquidation preference. Distributions are made on the Class R Preferred Units at the same time and in the same amount as dividends paid on the Class R Preferred Stock. The Class R Preferred Units are senior to Common OP Units as to distributions and liquidation. Upon liquidation, dissolution or winding up of AIMCO, before payment of distributions by AIMCO shall be made to any holders of Common Stock, the holders of the Class R Preferred Stock and Class R Preferred Units shall be entitled to receive a liquidation preference of $25 per share or unit, plus accumulated, accrued and unpaid dividends or distributions. Each share of Class R Preferred Stock is redeemable beginning July 20, 2006, at the option of the Company, at a price equal to a liquidation preference of $25 per share, plus all accumulated, accrued, and unpaid dividends, if any, to the date fixed for redemption.

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

      AIMCO is a real estate investment trust with headquarters in Denver, Colorado and 25 regional operating centers, which holds a geographically diversified portfolio of apartment communities. As of June 30, 2001, the Company owned or managed 312,409 apartment units, comprised of 156,572 units in 575 apartment properties owned or controlled by the Company (the “Owned Properties”), 99,594 units in 607 apartment properties in which the Company has an equity interest (the “Equity Properties”) and 56,243 units in 440 apartment properties which the Company manages for third parties (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 46 states, the District of Columbia and Puerto Rico.

      In the three months ended June 30, 2001, the Company completed $526 million in acquisitions, dispositions, and mortgage financing transactions. The Company acquired four property interests for $101 million and purchased $64 million of limited partnership interests. The Company sold 12 apartment communities for a total of $63 million of which the Company’s share was $28 million. Second quarter refinancing activity included the closing of $298 million of new mortgages at a weighted average interest rate of 6.12%.

Results of Operations

      Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000

      In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the three months ended June 30, 2000, have been included as though they had been consolidated in the following analysis. All significant intercompany revenues and expenses have been eliminated.

	Three Months Ended
	June 30,

	2001	2000

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$323,770	$258,064

Property operating expense	(126,209)	(104,653)

Owned property management expense	(3,008)	(4,136)

Income from property operations	194,553	149,275

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	46,978	47,163

Management and other expenses	(30,441)	(34,535)

General and administrative expense allocation	(2,895)	(2,474)

Amortization of intangibles	(4,332)	(2,290)

Income from service company business	9,310	7,864

General and administrative expenses:

Before allocation	(4,457)	(4,414)

Allocation to consolidated service company business	2,895	2,474

General and administrative expenses, net	(1,562)	(1,940)

Depreciation on rental property	(95,213)	(84,983)

Interest expense	(82,116)	(65,790)

Interest and other income	17,375	15,508

Equity in earnings (losses) of unconsolidated real estate partnerships	(4,731)	1,441

Deferred income tax provision	—	(2,109)

Minority interest in other entities	(5,256)	(6,332)

Income before gain on disposition of properties	32,360	12,934

Gain on disposition of properties, net	1,490	226

Net income	33,850	13,160

Net Income

      The Company recognized net income of $33.9 million for the three months ended June 30, 2001, compared with $13.2 million for the three months ended June 30, 2000. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

      Consolidated rental and other property revenues from the consolidated Owned Properties totaled $323.8 million for the three months ended June 30, 2001, compared with $258.1 million for the three months ended June 30, 2000, an increase of $65.7 million, or 25.5%. This increase in consolidated rental and other property revenues is a result of the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 78.3% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 26 properties in 2000 and 3 properties in 2001, which contributed 17.5% of the increase, and a 4.3% increase in “same store” sales revenues, which contributed 16.9% of the total increase. The effect of the foregoing was offset by the sale of 20 apartment properties in 2000 and 10 apartment properties in 2001.

      Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $126.2 million for the three months ended June 30, 2001, compared with $104.7 million for the three months ended June 30, 2000, an increase of $21.5 million or 20.5%. The increase in property operating expenses was due to the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 80.4% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 26 properties in 2000 and 3 properties in 2001, which contributed 16.6% of the increase, and an increase in “same store” expenses of 4.5%, which contributed 21.9% of the total increase, offset by the sale of 20 apartment properties in 2000 and 10 apartment properties in 2001.

      Depreciation expense increased $10.2 million to $95.2 million for the three months ended June 30, 2001, compared to $85.0 million for the three months ended June 30, 2000. This increase is a result of the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 105.1% of the increase, and the purchase of controlling interests and the subsequent consolidation of partnerships owning 26 properties in 2000 and 3 properties in 2001 which contributed 20.1% of the increase. The effect of the foregoing was offset by the sale of 20 apartment properties in 2000 and 10 apartment properties in 2001.

Consolidated Service Company Business

      The Company’s share of income from the consolidated service company business totaled $9.3 million for the three months ended June 30, 2001, compared with income of $7.9 million for the three months ended June 30, 2000, an increase of $1.4 million or 17.7%. The increase resulted from a reduction in operating expenses of $3.7 million, due to management’s cost containment efforts in the areas of temporary office assistance, recruiting, the use of outside consultants, travel, and compensation. This was partially offset by additional property and asset management contract intangible amortization of $2.1 million as a result of the acquisition of interests in the Oxford properties.

Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses, before allocation to the service company, remained consistent, with $4.5 million for the three months ended June 30, 2001 compared to $4.4 million for the three months ended June 30, 2000.

Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $82.1 million for the three months ended June 30, 2001, compared with $65.8 million for the three months ended June 30, 2000, an increase of $16.3 million, or 24.8%. The increase was due to the acquisition of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 107.8% of the increase; and the purchase of controlling interests and the subsequent consolidation of partnerships owning 26 properties in 2000 and 3 properties in 2001, which contributed 14.3% of the increase. These increases were offset by the sale of 20 apartment properties in 2000 and 10 apartment properties in 2001, as well as a 14.2% decrease in the interest expense on the Company’s line of credit. The Company had $233 million outstanding on its credit facility as of

June 30, 2001, compared with $294 million at June 30, 2000. The cost of such borrowing was at a weighted average interest rate of 6.61% and 9.06% at June 30, 2001 and June 30, 2000, respectively.

Consolidated Interest and Other Income

      Consolidated interest and other income increased $1.9 million or 12.3% from $15.5 million for the three months ended June 30, 2000, to $17.4 million for the three months ended June 30, 2001. While transactional income, which was comprised of gain on sale of bonds or accretion of discounted notes, net of allocated expenses, decreased nearly $1.0 million from $7.2 million for the three months ended June 30, 2000 to $6.4 million for the three months ended June 30, 2001, interest from general partner notes receivable increased $2.9 million, as a result of increased funding of general partner loans.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

      Equity in earnings (losses) of unconsolidated real estate partnerships totaled $(4.7) million for the three months ended June 30, 2001, compared with $1.4 million for the three months ended June 30, 2000, a decrease of $6.1 million. The acquisition of interests in the Oxford properties in 2000 contributed approximately $0.1 million to the earnings of unconsolidated real estate partnerships. However, this was offset by the purchase of equity interests in better performing apartment properties which resulted in these properties being consolidated and contributing to consolidated rental revenues and expenses (26 properties in 2000 and 3 properties in 2001).

Deferred Income Tax Provision

      In the three months ended June 30, 2001, there was no provision for income taxes, compared to an expense of $2.1 million in the three months ended June 30, 2000. This decrease is a result of a reduction in income from the Company's taxable REIT subsidiaries.

Minority Interest in Other Entities

      Minority interest in other entities totaled $5.3 million for the three months ended June 30, 2001, compared to $6.3 million for the three months ended June 30, 2000, a decrease of $1.0 million. This decrease is a result of the Company’s purchase of additional interests in consolidated properties, thereby reducing the minority interest allocation.

Gain on Disposition of Properties

      Gain on disposition of properties totaled $1.5 million for the three months ended June 30, 2001, compared to $0.2 million for the three months ended June 30, 2000, an increase of $1.3 million. In both periods the properties sold were considered by management to be inconsistent with the Company’s long-term investment strategy.

      Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

      In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the six months ended June 30, 2000, have been included as though they had been consolidated in the following analysis. All significant intercompany revenues and expenses have been eliminated.

	Six Months Ended
	June 30,

	2001	2000

RENTAL PROPERTY OPERATIONS:

Rental and other property revenues	$646,004	$482,384

Property operating expense	(251,895)	(195,404)

Owned property management expense	(6,218)	(6,240)

Income from property operations	387,891	280,740

SERVICE COMPANY BUSINESS:

Management fees and other income from affiliates	97,998	85,099

Management and other expenses	(62,490)	(60,220)

General and administrative expense allocation	(4,176)	(3,527)

Amortization of intangibles	(9,233)	(4,373)

Income from service company business	22,099	16,979

General and administrative expenses:

Before allocation	(8,549)	(8,678)

Allocation to consolidated service company business	4,176	3,527

General and administrative expenses, net	(4,373)	(5,151)

Depreciation on rental property	(200,604)	(146,274)

Interest expense	(169,332)	(125,031)

Interest and other income	32,038	29,824

Equity in earnings (losses) of unconsolidated real estate partnerships	(9,207)	1,609

Deferred income tax provision	—	(2,961)

Minority interest in other entities	(10,881)	(13,452)

Income before gain on disposition of properties	47,631	36,283

Gain on disposition of properties, net	1,556	5,331

Net income	49,187	41,614

Net Income

      The Company recognized net income of $49.2 million for the six months ended June 30, 2001, compared with $41.6 million for the six months ended June 30, 2000. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

      Consolidated rental and other property revenues from the consolidated Owned Properties totaled $646.0 million for the six months ended June 30, 2001, compared with $482.4 million for the six months ended June 30, 2000, an increase of $163.6 million, or 33.9%. This increase in consolidated rental and other property revenues is a result of the purchase of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 60.2% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 52.4% of the increase, and a

4.9% increase in “same store” sales revenues, which contributed 14.5% of the total increase. The effect of the foregoing was offset by the sale of 28 apartment properties in 2000 and 10 apartment properties in 2001.

      Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $251.9 million for the six months ended June 30, 2001, compared with $195.4 million for the six months ended June 30, 2000, an increase of $56.5 million or 28.9%. The increase in property operating expenses was due to the purchase of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 62.3% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 49.1% of the increase, and an increase in “same store” expenses of 5.0%, which contributed 17.3% of the total increase, offset by the sale of 28 apartment properties in 2000 and 10 apartment properties in 2001.

      Depreciation expense increased $54.3 million to $200.6 million for the six months ended June 30, 2001, compared to $146.3 million for the six months ended June 30, 2000 as a result of the acquisition of the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, and the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001.

Consolidated Service Company Business

      The Company’s share of income from the consolidated service company business totaled $22.1 million for the six months ended June 30, 2001, compared with income of $17.0 million for the six months ended June 30, 2000, an increase of $5.1 million or 30.0%. The increase resulted from an increase in activity-based fees of $12.9 million, offset by higher compensation and overhead expense of $2.9 million, and $4.9 million in additional property and asset management contract intangible amortization as a result of the acquisition of interests in the Oxford properties.

Consolidated General and Administrative Expenses

      Consolidated general and administrative expenses, before allocation to the service company, remained consistent, with $8.5 million for the six months ended June 30, 2001 compared to $8.7 million for the six months ended June 30, 2000.

Consolidated Interest Expense

      Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $169.3 million for the six months ended June 30, 2001, compared with $125.0 million for the six months ended June 30, 2000, an increase of $44.3 million, or 35.4%. The increase was due to the acquisition of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 77.5% of the increase; and the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 42.6% of the increase. These increases were offset by the sale of 28 apartment properties in 2000 and 10 apartment properties in 2001.

Consolidated Interest and Other Income

      Consolidated interest and other income increased $2.2 million or 7.4% from $29.8 million for the six months ended June 30, 2000, to $32.0 million for the six months ended June 30, 2001. While transactional income, which was comprised of gain on sale of bonds or accretion of discounted notes, net of allocated expenses, and interest on other notes, decreased $3.2 million from $13.4 million for the six months ended June 30, 2000 to $11.1 million for the six months ended June 30, 2001, interest from general partner notes receivable increased $5.4 million, as a result of increased funding of general partner loans.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

      Equity in earnings (losses) of unconsolidated real estate partnerships totaled $(9.2) million for the six months ended June 30, 2001, compared with $1.6 million for the six months ended June 30, 2000, a decrease of $10.8 million. The acquisition of interests in the Oxford properties in 2000 contributed approximately $0.8 million to the earnings of unconsolidated real estate partnerships. However, this was offset by the purchase of equity interests in better performing apartment properties which resulted in these properties being consolidated and contributing to consolidated rental revenues and expenses (66 properties in 2000 and 3 properties in 2001).

Deferred Income Tax Provision

      In the six months ended June 30, 2001, there was no provision for income taxes, compared to an expense of $3.0 million in the six months ended June 30, 2000. This decrease is a result of a reduction in income from the Company’s taxable REIT subsidiaries.

Minority Interest in Other Entities

      Minority interest in other entities totaled $10.9 million for the six months ended June 30, 2001, compared to $13.5 million for the six months ended June 30, 2000, a decrease of $2.6 million. This decrease is a result of the Company’s purchase of additional interests in consolidated properties, thereby reducing the minority interest allocation.

Gain on Disposition of Properties

      Gain on disposition of properties totaled $1.6 million for the six months ended June 30, 2001, compared to $5.3 million for the six months ended June 30, 2000, a decrease of $3.7 million. In both periods the properties sold were considered by management to be inconsistent with the Company’s long-term investment strategy.

Same Store Property Operating Results

      The Company defines “same store” properties as conventional apartment communities in which AIMCO’s ownership interest exceeded 10% in the comparable periods of 2001 and 2000. Total portfolio includes same store properties plus acquisition and redevelopment properties. The following table summarizes the unaudited conventional rental property operations on a “same store” and a total portfolio basis (dollars in thousands):

	Same Store
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Properties	655	655	655	655

Apartment units	179,282	179,282	179,282	179,282

Average physical occupancy	93.8%	94.7%	93.8%	94.5%

Average rent collected/unit/month	$685	$657	$682	$654

Revenues	$265,814	$254,922	$529,423	$504,490

Expenses	100,860	96,500	198,067	188,606

Net operating income	$164,954	$158,422	$331,356	$315,884

	Total Portfolio
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Properties	687	674	687	674

Apartment units	191,232	186,181	191,232	186,181

Average physical occupancy	93.1%	92.5%	92.8%	92.4%

Average rent collected/unit/month	$685	$658	$683	$655

Revenues	$285,652	$267,798	$556,277	$518,951

Expenses	109,920	103,035	209,151	195,646

Net operating income	$175,732	$164,763	$347,126	$323,305

Funds From Operations

      For the three and six months ended June 30, 2001 and 2000, the Company’s Funds From Operations (“FFO”) on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income	$33,850	$13,160	$49,187	$41,614

Adjustments:

Real estate depreciation, net of minority interest	92,945	76,756	190,756	133,725

Real estate depreciation related to unconsolidated entities	13,861	15,601	28,867	34,563

Amortization of intangibles	4,332	2,004	9,233	4,087

Gain on disposition of properties	(1,490)	(226)	(1,556)	(5,331)

Other items:

Deferred income tax provision	—	2,109	—	2,961

Preferred stock dividends and distributions	(8,126)	(6,530)	(14,861)	(13,052)

Interest expense on mandatorily redeemable convertible preferred securities	489	2,429	1,014	4,858

Funds From Operations (FFO)	$135,861	$105,303	$262,640	$203,425

Weighted average number of common units, other units, and common unit equivalents outstanding

Common OP Units, Other Units, and Common OP Unit equivalents	86,351	83,106	84,051	81,948

Preferred Units convertible into Common OP Units	16,937	6,319	16,881	6,339

Total	103,288	89,425	100,932	88,287

Liquidity and Capital Resources

      For the six months ended June 30, 2001 and 2000, net cash flows were as follows (dollars in thousands):

	2001	2000

Cash flow provided by operating activities	$241,023	$150,911

Cash flow provided by (used in) investing activities	64,563	(197,352)

Cash flow provided by (used in) financing activities	(327,308)	35,546

      During the six months ended June 30, 2001, the Company issued $536 million of long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 5.76%. Each of the notes is individually secured by one of 51 properties with no cross-collateralization. The Company used the net proceeds totaling $261 million after transaction costs to repay existing debt and for working capital.

      In April 2001, the Company’s revolving credit facility was expanded to a full commitment of $400 million, and the number of lender participants in the facility’s syndicate increased from nine to eleven. The obligations under the credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the stock of certain subsidiaries of the Company owned by the Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., AIMCO Holdings, L.P., and certain options to purchase BACs in OTEF. Borrowings under the credit facility are available for general corporate purposes. The credit facility matures in July 2002 and can be extended twice at AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.50% over the federal funds rate, plus, in either case, an applicable margin. The margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at June 30, 2001 was 6.61%. The amount available under the credit facility at June 30, 2001 was $167 million. At July 26, 2001, $139 million was outstanding on the line, providing availability of $261 million.

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

      At June 30, 2001, the Company had $135.4 million in cash and cash equivalents. In addition, the Company had $139.9 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital replacements, property taxes and insurance. The Company’s principal liquidity requirements include normal operating expenses, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

      The Company expects to fund its requirements for property acquisitions, tender offers and refinancing of short-term debt with: cash generated from operations; long-term, fixed rate, fully amortizing non-recourse property debt; secured or unsecured short-term debt; and the issuance of debt or equity securities in public offerings or private placements.

      From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the six months ended June 30, 2001, the Company made separate offers to the limited partners of 187 partnerships to acquire their limited partnership interests, and purchased approximately $111 million (including transaction costs) of limited partnership interests.

Return on Assets and Return on Partners’ Capital

      The Company’s Return On Assets and Return On Partners’ Capital for the six months ended June 30, 2001 and 2000 are as follows:

	Based on AFFO		Based on FFO

	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Return on Assets(a)	9.8%	10.3%	10.2%	10.8%

Return on Partners’ Capital

Basic(b)	14.3%	15.0%	15.5%	16.4%

Diluted(c)	13.1%	13.5%	14.1%	14.5%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements of $129,868 and $89,796 for the six months ended June 30, 2001 and 2000, respectively, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements, divided by (ii) Average Assets plus accumulated Capital Replacements.

(b)	The Company defines Return on Partners’ Capital-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Partners’ Capital. Average Partners’ Capital is computed by averaging the sum of Partners’ Capital, as defined below, at the beginning and the end of the period. Partners’ Capital is total Partners’ Capital, plus accumulated depreciation, less accumulated Capital Replacements of $129,868 and $82,796 for the six months ended June 30, 2001 and 2000, respectively, less preferred stock, plus minority interest in the Partnership, net of Preferred Unit interests $159,835 and $109,607 for the six months ended June 30, 2001 and 2000, respectively. The Company defines Return on Partners’ Capital-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements; divided by (ii) Average Partners’ Capital plus accumulated Capital Replacements.

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

      The Company had $388.5 million of variable rate debt outstanding at June 30, 2001, which represented 8.5% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $3.9 million on an annual basis.

      The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of June 30, 2001 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      None.

ITEM 2. Changes in Securities and Use of Proceeds

      During the three months ended June 30, 2001 the Company completed tender offers for limited partnership interests resulting in the issuance of 1,119,556 Common OP Units.

      On July 2, 2001, the Partnership issued an aggregate of 15,000 of its High Performance Units to three limited liability companies owned by a limited number of AIMCO employees for an aggregate offering price of $4.86 million. In the event of a change of control of the Company, holders of the High Performance Units, subject to certain restrictions, may require the Partnership to redeem all or a portion of such units held by such party in exchange for a cash payment per unit equal to their market value at the time of redemption. The Partnership’s obligation to pay the redemption price is subject to the prior right of the Company to acquire such units in exchange for an equal number of shares of Common Stock (subject to certain adjustments).

      All of the foregoing issuances were made in private placement transactions exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 3. Defaults Upon Senior Securities

      None.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None.

ITEM 5. Other Information

      None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report[1]:

EXHIBIT NO.

10.1	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.2	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.3	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.4	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.5	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as July 2, 2001(Exhibit 10.5 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.6	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.7	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

99.1	Agreement re: disclosure of long-term debt instruments

(b) Reports on Form 8-K for the quarter ended June 30, 2001:

None

[1] Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

AIMCO PROPERTIES, L.P.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMCO Properties, L.P. By: AIMCO-GP, Inc its General Partner

By: /s/ PAUL J. McAULIFFE
Paul J. McAuliffe Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)

By: /s/ THOMAS C. NOVOSEL
Thomas C. Novosel Senior Vice President, Chief Accounting Officer

Date: August 14, 2001

EXHIBIT INDEX(1)

Exhibit
Number	Description

10.1	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.2	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.3	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.4	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.5	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001(Exhibit 10.5 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.6	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated July 2, 2001 (Exhibit 10.6 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

10.7	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to AIMCO’s Quarterly Report on Form 10-Q for the period ended June 30, 2001, is incorporated herein by this reference)

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.