Form 10-Q
period 2001-09-30
AIMCO PROPERTIES LP
filed 2001-11-14
CIK 926660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The number of Partnership Common Units outstanding as of October 31, 2001: 84,276,761

AIMCO PROPERTIES, L.P.

FORM 10-Q

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
Real estate:
Improved land	$1,013,007	$976,421
Buildings and improvements	6,818,372	6,036,031

Total real estate	7,831,379	7,012,452
Less accumulated depreciation	(1,384,131)	(912,758)

Net real estate	6,447,248	6,099,694
Investments in unconsolidated real estate partnerships	726,141	676,532
Investments in unconsolidated subsidiaries	—	107,781
Notes receivable from unconsolidated real estate partnerships	257,403	140,860
Notes receivable from and advances to unconsolidated subsidiaries, net	—	190,453
Cash and cash equivalents	69,186	157,115
Restricted cash	147,604	126,914
Accounts receivable	98,836	2,873
Deferred financing costs, net	84,428	44,403
Goodwill, net	106,973	100,532
Other assets	116,266	52,017

Total assets	$8,054,085	$7,699,174

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Secured notes payable	$3,372,550	$3,258,342
Secured tax-exempt bond financing	963,611	773,033
Term loan	—	74,040
Credit facility	109,000	254,700

Total indebtedness	4,445,161	4,360,115

Accounts payable	18,240	88,818
Accrued and other liabilities	252,060	211,324
Deferred rental income	8,621	5,611
Deferred income taxes	33,453	—
Security deposits	31,182	28,332

Total liabilities	4,788,717	4,694,200

Mandatorily redeemable convertible preferred securities	21,347	32,330
Minority interest in other entities	92,285	140,680
Partners’ capital:
Preferred Units	1,253,156	943,305
General Partner and Special Limited Partner	1,464,281	1,493,090
Limited Partners	452,479	416,558
Other Units	2,809	—
Less: Investment in AIMCO Common Stock	(20,989)	(20,989)

Total partners’ capital	3,151,736	2,831,964

Total liabilities and partners’ capital	$8,054,085	$7,699,174

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$323,801	$271,079	$969,805	$753,463
Property operating expense	(131,522)	(107,031)	(384,366)	(302,435)
Owned property management expense	(2,240)	(3,473)	(8,458)	(9,713)

Income from property operations	190,039	160,575	576,981	441,315

SERVICE BUSINESS:
Management fees and other income from affiliates	60,717	14,430	158,715	36,865
Management and other expenses	(35,147)	(10,220)	(97,637)	(19,599)
Amortization of intangibles	(4,230)	(1,898)	(13,463)	(4,968)

Income from service business	21,340	2,312	47,615	12,298

General and administrative expenses	(4,319)	(4,936)	(12,868)	(13,613)

Depreciation on rental property	(100,127)	(76,548)	(300,731)	(223,128)
Interest expense	(81,639)	(67,855)	(250,022)	(190,459)
Interest and other income	15,000	18,841	47,038	47,352
Equity in losses of unconsolidated real estate partnerships	(4,861)	(8,375)	(14,068)	(4,489)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(1,934)	—	2,538
Minority interest in other entities	(9,126)	2,475	(20,007)	(10,977)

Income before gain on disposition of properties	26,307	24,555	73,938	60,837
Gain on disposition of properties, net	2,847	8,902	4,403	14,234

Net income	29,154	33,457	78,341	75,071
Net income attributable to preferred unitholders	27,099	17,381	72,493	49,698

Net income attributable to common unitholders	$2,055	$16,076	$5,848	$25,373

Basic earnings per common unit	$0.02	$0.21	$0.07	$0.35

Diluted earnings per common unit	$0.02	$0.20	$0.07	$0.34

Dividends declared per common unit	$0.78	$0.70	$2.34	$2.10

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,341	$75,071

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	314,194	228,096
Gain on disposition of properties	(4,403)	(14,234)
Minority interest in other entities	20,007	10,977
Equity in losses of unconsolidated real estate partnerships	14,068	4,489
Equity in earnings of unconsolidated subsidiaries	—	(2,538)
Changes in operating assets and operating liabilities	(37,268)	(20,676)

Total adjustments	306,598	206,114

Net cash provided by operating activities	384,939	281,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(268,301)	(520,990)
Proceeds from sales of property	151,858	84,324
Proceeds from sales of investments	237,824	—
Cash from newly consolidated properties	22,505	206,115
Purchase of notes receivable, general and limited partnership interests and other assets	(73,744)	(225,840)
Purchase/originations of notes receivable	(82,971)	(202,314)
Proceeds from repayment of notes receivable	38,561	20,885
Cash paid in connection with mergers/acquisitions and related costs	(45,930)	(4,484)
Distributions received from investments in unconsolidated real estate partnerships	33,408	79,278

Net cash provided by (used in) investing activities	13,210	(563,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	448,836	151,452
Principal repayments on secured notes payable	(420,151)	(81,450)
Proceeds from secured tax-exempt bond financing	112,676	—
Principal repayments on secured tax-exempt bond financing	(145,759)	(24,848)
Principal repayments on secured short-term financing	(25,105)	—
Net borrowings (paydowns) on term loan and revolving credit facilities	(282,740)	244,800
Payment of loan costs	(18,031)	(3,603)
Proceeds from issuance of common and preferred units, exercise of options/warrants	205,175	250,285
Repurchase of common units	(31,732)	(2,580)
Principal repayments received on notes due from officers on common unit purchases	7,929	13,283
Proceeds from issuance of other units	3,198	—
Payment of distributions to minority interest	(75,062)	(58,555)
Payment of distributions to General Partner and Special Limited Partner	(169,083)	(138,622)
Payment of distributions to Limited Partners	(20,875)	(18,540)
Payment of other unit distributions	(4,298)	—
Payment of preferred unit distributions	(71,056)	(44,841)

Net cash provided by (used in) financing activities	(486,078)	286,781

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,929)	4,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	157,115	101,604

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,186	$106,544

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
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

        As of September 30, 2001, the Partnership:

•	owned or controlled (consolidated) and managed 154,081 units in 564 apartment properties;

•	held an equity interest in (unconsolidated) and managed 97,120 units in 593 apartment properties; and

•	managed 52,604 units in 409 apartment properties for third party owners, primarily pursuant to long term non-cancelable agreements.

        At September 30, 2001, the Partnership had 84,222,046 Common OP Units, 46,326,286 Preferred Units and 2,379,084 Other Units outstanding.

NOTE 2 — Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

        The accompanying unaudited consolidated financial statements include the accounts of the Partnership and subsidiaries and limited partnerships in which the Partnership has a financial controlling interest. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries’ assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. With regard to such partnerships, losses in excess of the minority partners’ basis of $19.2 million for the three months ended, and $30.1 for the nine months ended, September 30, 2001 have been charged to operations. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the Partnership are generally not available to pay creditors of AIMCO or the Partnership.

NOTE 3 — Acquisitions

During the nine months ended September 30, 2001 the Company purchased:

•	for $148.5 million, limited partnership interests in 238 partnerships (which own 274 properties) where AIMCO serves as general partner;

•	interests in five apartment communities with details below:

Date Acquired	Location	Number of Units	Purchase Price	Ownership Interest

March 2001	Naperville, IL	240	$19 million	100.00%
April 2001	Farmington Hills, MI	981	$23 million	49.99%
April 2001	Iowa City, Iowa	401	$10 million	100.00%
June 2001	Venice, California	795	$58 million	42.77%
June 2001	Jacksonville, Florida	256	$10 million	100.00%

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

NOTE 4 — Notes Receivable

        The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships and subsidiaries at September 30, 2001 and 2000 (in thousands):

	Notes Receivable from		Notes Receivable from
	Unconsolidated Real Estate		Unconsolidated
	Partnerships		Subsidiaries

	2001	2000	2001	2000

Par value notes	$128,540	$60,636	$—	$92,743
Discounted notes	128,863	84,951	—	—

Total	$257,403	$145,587	$—	$92,743

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

        As of September 30, 2001 and September 30, 2000, the Company held $128.5 million and $60.6 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from the par value notes for the three and nine months ended September 30, 2001 totaled $8.1 million and $22.8 million, respectively, and for the three and nine months ended September 30, 2000, totaled $7.0 million and $17.0 million, respectively.

        As of September 30, 2001 and 2000, the Company held discounted notes, including accrued interest, with a carrying value of $128.9 million and $85.0 million, respectively. The total face value plus accrued interest of these notes were $289 million and $221 million in 2001 and 2000, respectively. Effective January 1, 2001, the Company now consolidates its previously unconsolidated subsidiaries (see Note 10). As a result, the notes receivable from unconsolidated subsidiaries have been eliminated and notes receivable from unconsolidated real estate partnerships have increased, and includes discounted notes which were held at the previously unconsolidated subsidiaries. In general, interest income from the discounted notes is not recognized as it is earned until such time as the timing and amounts of cash flows are probable and estimable.

        Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the three and nine months ended September 30, 2001, the Company recognized deferred interest income and discounts of approximately $3.1 million ($0.04 per basic and diluted unit) and $5.7 million ($0.07 per basic and diluted unit), respectively, and in the three and nine months ended September 30, 2000, the Company recognized deferred interest income and discounts of approximately $7.2 million ($0.10 per basic and $0.09 per diluted unit) and $20.6 million ($0.28 per basic and diluted unit), respectively. Approximately 90% of the recognized interest income is collected in cash or recapitalized within 12 months from the date that such amounts were determined to be collectible, and the remainder is collected in the following nine months.

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

Environmental

        Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and our ability to sell or finance contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with properties or properties it acquires or manages in the future.

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

Tenders

        During the three and nine months ending September 30, 2001 the Company completed tender offers for limited partnership interests resulting in the issuance of 136,402 and 1,726,195 Common OP Units, respectively.

Preferred Units

        All outstanding classes of Preferred Units are on equal parity with each other and are senior to the Common OP Units. Generally, holders of classes of Preferred Units do not have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

        On July 20, 2001, AIMCO completed the sale of 3,600,000 shares of newly created Class R Cumulative Preferred Stock, par value $0.01 per share (the “Class R Preferred Stock”) in an underwritten public offering. AIMCO also gave the underwriters an option to purchase up to 540,000 additional shares of the Class R Preferred

Stock to cover over-allotments, which was exercised on July 26, 2001. On August 1, 2001 an additional 800,000 shares were issued pursuant to an underwriting agreement dated July 27, 2001. The total net proceeds of approximately $119 million were contributed by AIMCO to the Partnership in exchange for 4,940,000 Class R Partnership Preferred Units and were used to repay short-term indebtedness. The Class R Preferred Units have substantially the same terms as the shares of Class R Preferred Stock. Dividends are cumulative from the date of original issue and are payable quarterly each year, when and as declared by AIMCO’s board of directors, beginning on September 15, 2001. Cumulative dividends on the Class R Preferred Stock will be in an amount per share equal to $2.50 per year, equivalent to 10% of the $25 liquidation preference. Distributions are made on the Class R Preferred Units at the same time and in the same amount as dividends paid on the Class R Preferred Stock. The Class R Preferred Units are senior to Common OP Units as to distributions and liquidation. Upon liquidation, dissolution or winding up of AIMCO, before payment of distributions by AIMCO shall be made to any holders of Common Stock, the holders of the Class R Preferred Stock and Class R Preferred Units shall be entitled to receive a liquidation preference of $25 per share or unit, plus accumulated, accrued and unpaid dividends or distributions. Each share of Class R Preferred Stock is redeemable beginning July 20, 2006, at the option of the Company, at a price equal to a liquidation preference of $25 per share, plus all accumulated, accrued, and unpaid dividends, if any, to the date fixed for redemption.

        On March 26, 2001, AIMCO issued 4,000,000 shares of newly created Class P Preferred Stock, par value $.01 per share, in connection with the OTEF merger. The proceeds of $100 million were contributed by AIMCO to the Partnership in exchange for 4,000,000 Class P Partnership Preferred Units. The Class P Preferred Units have substantially the same terms as the shares of Class P Preferred Stock. Holders of Class P Preferred Stock are entitled to receive, when and as declared by the AIMCO board of directors, cash dividends in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% of the liquidation preference) or (ii) the cash dividends payable on the number of shares of Common Stock into which a share of Class P Preferred Stock is convertible. Each share of Class P Preferred Stock is convertible at the option of the holder into 0.4464 shares of Common Stock, subject to certain anti-dilutive adjustments. The initial conversion ratio was in excess of the fair market value of the Common Stock on the commitment date. Distributions are made on the Class P Preferred Units at the same time and in the same amount as dividends paid on the Class P Preferred Stock. The Class P Preferred Units are senior to the Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions by AIMCO are made to any holders of Common Stock, the holders of the Class P Preferred Stock and Class P Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class P Preferred Stock is redeemable beginning March 26, 2004, at the option of the Company, at a price equal to a liquidation preference of $25 per share, plus all accumulated, accrued and unpaid dividends, if any, to the date fixed for redemption.

        On March 19, 2001, AIMCO issued 2,200,000 shares of newly created Class Q Cumulative Preferred Stock, $.01 par value per share (the “Class Q Preferred Stock”), in an underwritten public offering. AIMCO also gave the underwriters an option to purchase up to 330,000 additional shares of the Class Q Preferred Stock to cover over-allotments, which was exercised on March 29, 2001. The net proceeds of approximately $61 million were contributed by AIMCO to the Partnership in exchange for 2,530,000 Class Q Partnership Preferred Units and were used to repay short-term indebtedness. The Class Q Preferred Units have substantially the same terms as the shares of Class Q Preferred Stock. Holders of Class Q Preferred Stock are entitled to receive, when and as declared by the AIMCO board of directors, cash dividends in an amount per share equal to $2.525 per year (equivalent to 10.10% of the liquidation preference). On and after March 19, 2006, the Company may redeem the Class Q Preferred Stock for cash at a price per share equal to the $25 liquidation preference plus accumulated, accrued and unpaid dividends, if any, to the redemption date. Distributions are made on the Class Q Preferred Units at the same time and in the same amount as dividends paid on the Class Q Preferred Stock. The Class Q Preferred Units are senior to Common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments or distributions by AIMCO are made to any holders of Common Stock, the holders of the Class Q Preferred Stock and Class Q Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class Q Preferred Stock is redeemable beginning March 19, 2006, at the option of the Company, at a price equal to a liquidation preference of $25 per share, plus all accumulated, accrued and unpaid dividends, if any, to the date fixed for redemption.

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

NOTE 7 — Earnings Per Unit

        The following tables illustrate the calculation of basic and diluted earnings per Common OP Unit for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per unit data):

	Three Months Ended
	September 30,

	2001	2000

NUMERATOR:
Net income	$29,154	$33,457
Preferred unit distributions	(27,099)	(17,381)

Numerator for basic and diluted earnings per common unit — income attributable to common unitholders	$2,055	$16,076

DENOMINATOR:
Denominator for basic earnings per common unit — weighted average number of common units outstanding	85,420	74,022
Effect of dilutive securities:
Dilutive potential common units, options and warrants	1,406	4,018

Denominator for dilutive earnings per unit	86,826	78,040

Basic earnings (loss) per common unit:
Operations	$(0.01)	$0.08
Gain on disposition of properties	0.03	0.13

Total	$0.02	$0.21

Diluted earnings (loss) per common unit:
Operations	$(0.01)	$0.08
Gain on disposition of properties	0.03	0.12

Total	$0.02	$0.20

	Nine Months Ended
	September 30,

	2001	2000

NUMERATOR:
Net income	$78,341	$75,071
Preferred unit distributions	(72,493)	(49,698)

Numerator for basic and diluted earnings per unit — income attributable to common unitholders	$5,848	$25,373

DENOMINATOR:
Denominator for basic earnings per common unit — weighted average number of common units outstanding	84,014	72,969
Effect of dilutive securities:
Dilutive potential common units, options and warrants	1,014	1,837

Denominator for dilutive earnings per unit	85,028	74,806

Basic earnings per common unit:
Operations	$0.02	$0.14
Gain on disposition of properties	0.05	0.21

Total	$0.07	$0.35

Diluted earnings per common unit:
Operations	$0.02	$0.13
Gain on disposition of properties	0.05	0.21

Total	$0.07	$0.34

NOTE 8 — Industry Segments

        AIMCO has two reportable segments: real estate and service business. The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of residents. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and residents, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no residents that contributed 10% or more of the Company’s total revenues during the three and nine months ended September 30, 2001 and 2000. The Company also manages apartment properties for third parties and affiliates through its service business segment. As disclosed, a significant portion of the revenues of the service business are from affiliates of the Company.

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

        The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three and nine months ended September 30, 2001 and 2000 from these segments, and a reconciliation of Free Cash Flow to Funds From Operations, Adjusted Funds From Operations, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended September 30, 2001 and 2000
(in thousands, except share and unit data)

	2001					2000

	Consolidated		Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate
Conventional
Average monthly rent greater than $1,000 per unit (equivalent units of 9,374 and 2,487 for 2001 and 2000)	$19,700		$3,319	23,019	10.7%	$10,465		$2,449	12,914	7.5%
Average monthly rent $900 to $1,000 per unit (equivalent units of 8,684 and 2,304 for 2001 and 2000)	18,670		782	19,452	9.0%	9,622		543	10,165	5.9%
Average monthly rent $800 to $900 per unit (equivalent units of 13,050 and 3,462 for 2001 and 2000)	23,511		993	24,504	11.4%	12,539		1,300	13,839	8.0%
Average monthly rent $700 to $800 per unit (equivalent units of 20,353 and 8,698 for 2001 and 2000)	24,125		2,814	26,939	12.5%	15,805		1,141	16,946	9.8%
Average monthly rent $600 to $700 per unit (equivalent units of 34,280 and 27,225 for 2001 and 2000)	37,844		3,589	41,433	19.2%	40,015		1,861	41,876	24.5%
Average monthly rent $500 to $600 per unit (equivalent units of 41,919 and 40,558 for 2001 and 2000)	32,406		3,105	35,511	16.4%	38,532		4,213	42,745	24.8%
Average monthly rent less than $500 per unit (equivalent units of 20,634 and 23,363 for 2001 and 2000)	10,174		523	10,697	5.0%	14,316		837	15,153	8.8%

Subtotal conventional real estate contribution to Free Cash Flow	166,430		15,125	181,555	84.2%	141,294		12,344	153,638	89.3%
Affordable (equivalent units of 12,515 and 12,445 for 2001 and 2000)	3,184		6,452	9,636	4.5%	6,731		7,362	14,093	8.2%
College housing (average rent of $545 and $663 per month for 2001 and 2000) (equivalent units of 2,947 and 2,490 for 2001 and 2000)	2,600		35	2,635	1.2%	3,206		129	3,335	1.9%
Other real estate	4,838		142	4,980	2.3%	1,215		159	1,374	0.8%
Minority interest	(19,170)		—	(19,170)	(9.0)%	(24,217)		—	(24,217)	(14.1)%

Total real estate contribution to Free Cash Flow	157,882	(1)	21,754	179,636	83.2%	128,229	(1)	19,994	148,223	86.1%
Service Business
Management contracts (property and asset management)
Controlled properties	10,694		—	10,694	4.9%	3,195		1,200	4,395	2.5%
Third party with terms in excess of one year	400		—	400	0.2%	—		2,701	2,701	1.6%
Third party cancelable in 30 days	869		—	869	0.4%	—		1,142	1,142	0.7%

Service business contribution to Free Cash Flow before fees	11,963		—	11,963	5.5%	3,195		5,043	8,238	4.8%
Activity based fees	13,607		—	13,607	6.3%	1,015		678	1,693	1.0%

Total service business contribution to Free Cash Flow	25,570	(2)	—	25,570	11.8%	4,210	(2)	5,721	9,931	5.8%
Interest income
General partner loan interest	8,051		—	8,051	3.7%	7,043		—	7,043	4.1%
Transactional income	5,831		—	5,831	2.7%	7,160		—	7,160	4.2%
Money market and interest bearing accounts	1,118		—	1,118	0.5%	4,638		—	4,638	2.7%

Total interest income contribution to Free Cash Flow	15,000		—	15,000	6.9%	18,841		—	18,841	11.0%
General and Administrative Expense	(4,319)		—	(4,319)	(1.9)%	(4,936)		—	(4,936)	(2.9)%

Free Cash Flow (FCF)(4)	194,133		21,754	215,887	100%	146,344		25,715	172,059	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended September 30, 2001 and 2000
(in thousands, except share and unit data)

	2001				2000

	Consolidated	Unconsolidated		Total	Consolidated	Unconsolidated		Total

Free Cash Flow (FCF)(4)	194,133	21,754		215,887	146,344	25,715		172,059
Interest expense:
Secured debt
Long-term, fixed rate	(69,000)	(12,339)		(81,339)	(56,771)	(15,297)		(72,068)
Long-term, variable rate	(7,958)	(1,576)		(9,534)	(281)	(433)		(714)
Short-term	(2,251)	(2)		(2,253)	(1,658)	—		(1,658)
Lines of credit and other unsecured debt	(4,204)	—		(4,204)	(8,433)	(335)		(8,768)
Interest expense on convertible preferred securities	(294)	—		(294)	(3,426)	—		(3,426)
Interest capitalized	2,068	—		2,068	2,714	—		2,714

Total interest expense before minority interest	(81,639)	(13,917)		(95,556)	(67,855)	(16,065)		(83,920)
Minority interest share of interest expense	9,844	—		9,844	18,440	—		18,440

Total interest expense after minority interest	(71,795)	(13,917)		(85,712)	(49,415)	(16,065)		(65,480)
Distributions on preferred securities owned by minority interest	(678)	—		(678)	(678)	—		(678)
Distributions on Preferred Units	(27,099)	—		(27,099)	(17,381)	—		(17,381)

Total distributions on Preferred Units and securities	(27,777)	—		(27,777)	(18,059)	—		(18,059)
Non-structural depreciation, net of capital replacements	(1,105)	(278)		(1,383)	(3,608)	(1,665)		(5,273)
Amortization of intangibles	(4,230)	—		(4,230)	(1,898)	(186)		(2,084)
Gain on disposition of properties	2,847	—		2,847	8,902	—		8,902
Deferred income tax benefit	—	—		—	—	286		286

Earnings Before Structural Depreciation (EBSD)(4)	92,073	7,559		99,632	82,266	8,085		90,351
Structural depreciation, net of minority interest in other entities	(85,157)	(12,420)		(97,577)	(55,881)	(18,394)		(74,275)

Net income (loss) attributable to Common OP unitholders	6,916	(4,861	)(3)	2,055	26,385	(10,309	)(3)	16,076
Gain on disposition of properties	(2,847)	—		(2,847)	(8,902)	—		(8,902)
Income tax arising from disposition of properties	1,207	—		1,207	—	—		—
Structural depreciation, net of minority interest in other entities	85,157	12,420		97,577	55,881	18,394		74,275
Non-structural depreciation, net of minority interest in other entities	14,094	2,478		16,572	11,736	3,226		14,962
Amortization of intangibles	4,230	—		4,230	1,898	186		2,084
Deferred income tax benefit	—	—		—	—	(286)		(286)

Funds From Operations (FFO)(4)	108,757	10,037		118,794	86,998	11,211		98,209
Capital replacement reserve	(12,987)	(2,200)		(15,187)	(8,129)	(1,562)		(9,691)

Adjusted Funds From Operations (AFFO)(4)	$95,770	$7,837		$103,607	$78,869	$9,649		$88,518

			Earnings			Earnings
	Earnings	Units	Per Unit	Earnings	Units	Per Unit

EBSD
Basic	$99,632	85,420		$90,351	74,022
Diluted	116,855	104,302		104,546	91,615
Net Income
Basic	2,055	85,420	$0.02	16,076	74,022	$0.21
Diluted	2,055	86,826	$0.02	16,076	78,040	$0.20
FFO
Basic	118,794	85,420		98,209	74,022
Diluted	136,017	104,302		112,485	91,615
AFFO
Basic	103,607	85,420		88,518	74,022
Diluted	120,830	104,302		102,794	91,615

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Nine Months Ended September 30, 2001 and 2000
(in thousands, except share and unit data)

	2001					2000

	Consolidated		Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate
Conventional
Average monthly rent greater than $1,000 per unit (equivalent units of 8,730 and 4,686 for 2001 and 2000)	$58,887		$7,417	$66,304	10.5%	$29,640		$5,081	34,721	7.1%
Average monthly rent $900 to $1,000 per unit (equivalent units of 8,330 and 2,875 for 2001 and 2000)	54,447		1,645	56,092	8.9%	16,433		1,308	17,741	3.6%
Average monthly rent $800 to $900 per unit (equivalent units of 12,706 and 6,831 for 2001 and 2000)	70,958		3,938	74,896	11.8%	42,091		3,921	46,012	9.4%
Average monthly rent $700 to $800 per unit (equivalent units of 18,331 and 8,978 for 2001 and 2000)	70,818		6,906	77,724	12.3%	40,322		5,362	45,684	9.3%
Average monthly rent $600 to $700 per unit (equivalent units of 36,023 and 27,629 for 2001 and 2000)	128,381		11,325	139,706	22.0%	104,637		10,059	114,696	23.4%
Average monthly rent $500 to $600 per unit (equivalent units of 39,555 and 39,972 for 2001 and 2000)	97,786		9,964	107,750	17.0%	111,741		14,098	125,839	25.7%
Average monthly rent less than $500 per unit (equivalent units of 18,403 and 23,046 for 2001 and 2000)	29,708		1,660	31,368	5.0%	45,135		4,608	49,743	10.1%

Subtotal conventional real estate contribution to Free Cash Flow	510,985		42,855	553,840	87.5%	389,999		44,437	434,436	88.6%
Affordable (equivalent units of 13,480 and 13,003 for 2001 and 2000)	12,220		19,094	31,314	4.9%	13,772		26,390	40,162	8.2%
College housing (average rent of $538 and $663 per month for 2001 and 2000) (equivalent units of 3,140 and 2,691 for 2001 and 2000)	7,811		294	8,105	1.3%	9,755		619	10,374	2.1%
Other real estate	10,816		384	11,200	1.8%	4,391		1,630	6,021	1.2%
Minority interest	(66,022)		—	(66,022)	(10.4)%	(67,232)		—	(67,232)	(13.5)%

Total real estate contribution to Free Cash Flow	475,810	(1)	62,627	538,437	85.1%	350,685	(1)	73,076	423,761	86.4%
Service Business
Management contracts (property and asset management)
Controlled properties	29,972		—	29,972	4.7%	14,520		5,058	19,578	4.0%
Third party with terms in excess of one year	1,006		—	1,006	0.2%	—		7,226	7,226	1.5%
Third party cancelable in 30 days	1,779		—	1,779	0.3%	—		2,570	2,570	0.5%

Service business contribution to Free Cash Flow before fees	32,757		—	32,757	5.2%	14,520		14,854	29,374	6.0%
Activity based fees	28,321		—	28,321	4.5%	2,746		743	3,489	0.7%

Total service business contribution to Free Cash Flow	61,078	(2)	—	61,078	9.6%	17,266	(2)	15,597	32,863	6.7%
Interest income
General partner loan interest	22,806		—	22,806	3.6%	16,952		—	16,952	3.4%
Transactional income	16,989		—	16,989	2.7%	20,557		—	20,557	4.2%
Money market and interest bearing accounts	7,243		—	7,243	1.1%	9,843		—	9,843	2.0%

Total interest income contribution to Free Cash Flow	47,038		—	47,038	7.4%	47,352		—	47,352	9.6%
General and Administrative Expense	(12,868)		—	(12,868)	(2.2)%	(13,613)		—	(13,613)	(3.0)%

Free Cash Flow (FCF)(4)	571,058		62,627	633,685	100%	401,690		88,673	490,363	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Nine Months Ended September 30, 2001 and 2000
(in thousands, except share and unit data)

	2001				2000

	Consolidated	Unconsolidated		Total	Consolidated	Unconsolidated		Total

Free Cash Flow (FCF)(4)	571,058	62,627		633,685	401,690	88,673		490,363
Interest expense:
Secured debt
Long-term, fixed rate	(208,835)	(34,947)		(243,782)	(162,066)	(35,228)		(197,294)
Long-term, variable rate	(22,778)	(4,232)		(27,010)	(742)	(1,178)		(1,920)
Short-term	(6,177)	(49)		(6,226)	(4,974)	—		(4,974)
Lines of credit and other unsecured debt	(18,953)	(2)		(18,955)	(21,545)	(1,168)		(22,713)
Interest expense on convertible preferred securities	(1,308)	—		(1,308)	(8,285)	—		(8,285)
Interest capitalized	8,029	—		8,029	7,153	1,165		8,318

Total interest expense before minority interest	(250,022)	(39,230)		(289,252)	(190,459)	(36,409)		(226,868)
Minority interest share of interest expense	37,326	—		37,326	36,511	—		36,511

Total interest expense after minority interest	(212,696)	(39,230)		(251,926)	(153,948)	(36,409)		(190,357)
Distributions on preferred securities owned by minority interest	(2,035)	—		(2,035)	(2,030)	—		(2,030)
Distributions on Preferred Units	(72,493)	—		(72,493)	(49,698)	—		(49,698)

Total distributions on Preferred Units and securities	(74,528)	—		(74,528)	(51,728)	—		(51,728)
Non-structural depreciation, net of capital replacements	(6,200)	(656)		(6,856)	(8,372)	(2,927)		(11,299)
Amortization of intangibles	(13,463)	—		(13,463)	(4,968)	(1,205)		(6,173)
Gain on disposition of properties	4,403	—		4,403	14,234	—		14,234
Deferred income tax provision	—	—		—	—	(2,675)		(2,675)

Earnings Before Structural Depreciation (EBSD)(4)	268,574	22,741		291,315	196,908	45,457		242,365
Structural depreciation, net of minority interest in other entities	(248,658)	(36,809)		(285,467)	(169,584)	(47,408)		(216,992)

Net income (loss) attributable to Common OP unitholders	19,916	(14,068	)(3)	5,848	27,324	(1,951	)(3)	25,373
Gain on disposition of properties	(4,403)	—		(4,403)	(14,234)	—		(14,234)
Income tax arising from disposition of properties	1,207	—		1,207
Structural depreciation, net of minority interest in other entities	248,658	36,809		285,467	169,584	47,408		216,992
Non-structural depreciation, net of minority interest in other entities	41,348	6,956		48,304	31,769	8,771		40,540
Amortization of intangibles	13,463	—		13,463	4,968	1,205		6,173
Deferred income tax provision	—	—		—	—	2,675		2,675

Funds From Operations (FFO)(4)	320,189	29,697		349,886	219,411	58,108		277,519
Capital replacement reserve	(35,149)	(6,300)		(41,449)	(23,397)	(5,851)		(29,248)

Adjusted Funds From Operations (AFFO)(4)	$285,040	$23,397		$308,437	$196,014	$52,257		$248,271

			Earnings			Earnings
	Earnings	Units	Per Unit	Earnings	Units	Per Unit

EBSD
Basic	$291,315	84,014		$242,365	72,969
Diluted	340,086	102,055		275,405	89,396
Net Income
Basic	5,848	84,014	$0.07	25,373	72,969	$0.35
Diluted	5,848	85,028	$0.07	25,373	74,806	$0.34
FFO
Basic	349,886	84,014		277,519	72,969
Diluted	398,657	102,055		315,910	89,396
AFFO
Basic	308,437	84,014		248,271	72,969
Diluted	357,208	102,055		286,662	89,396

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Consolidated real estate contribution to Free Cash Flow	$157,882	$128,229	$475,810	$350,685
Plus: minority interest	19,170	24,217	66,022	67,232
Plus: capital replacement reserve	12,987	8,129	35,149	23,398
Plus: property operating expense	131,522	107,031	384,366	302,435
Plus: owned property management expense	2,240	3,473	8,458	9,713

Rental and other property revenues	$323,801	$271,079	$969,805	$753,463

(2)	Reconciliation of total service business contribution to Free Cash Flow to consolidated management fees and other income from affiliates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Consolidated service business contribution to Free Cash Flow	$25,570	$4,210	$61,078	$17,266
Plus: management and other expenses	35,147	10,220	97,637	19,599

Management fees and other income from affiliates	$60,717	$14,430	$158,715	$36,865

(3)	Reconciliation of unconsolidated net income attributable to Common OP unitholders to equity in losses of unconsolidated real estate partnerships and equity in earnings (losses) of unconsolidated subsidiaries:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Equity in earnings (losses) of unconsolidated subsidiaries	$—	$(1,934)	$—	$2,538
Equity in losses of unconsolidated real estate partnerships	(4,861)	(8,375)	(14,068)	(4,489)

Unconsolidated net income (loss) attributable to Common OP unitholders	$(4,861)	$(10,309)	$(14,068)	$(1,951)

(4)	Free Cash Flow (FCF), Earnings Before Structural Depreciation (EBSD), Funds From Operations (FFO), and Adjusted Funds From Operations (AFFO) are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” or “FCF” is defined by the Company as net operating income minus the capital spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” or “EBSD” is defined by the Company as net income, determined in accordance with GAAP, plus “structural depreciation”, i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” or “FFO” is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO

(diluted) based on the NAREIT definition, as further adjusted for minority interest in the Partnership, amortization of intangibles for which no economic loss is anticipated or occurring, interest expense on mandatorily convertible preferred securities, the non-cash deferred portion of the income tax provision and less the payment of dividends on perpetual and non-dilutive convertible preferred stock. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” or “AFFO” is defined by the Company as FFO less a charge for capital replacements equal to at least $380 per apartment unit.

Reconciliation of FCF, EBSD, FFO and AFFO to Net Income:

	For the Three Months Ended September 30, 2001				For the Three Months Ended September 30, 2000

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule above	$215,887	$99,632	$118,794	$103,607	$172,059	$90,351	$98,209	$88,518
Total interest expense after minority interest	(85,712)	—	—	—	(65,480)	—	—	—
Distributions on preferred securities owned by minority interest	(676)	—	—	—	(680)	—	—	—
Distributions on Preferred Units	—	27,099	27,099	27,099	—	17,381	17,381	17,381
Structural depreciation, net of minority interest	(97,577)	(97,577)	(97,577)	(97,577)	(74,275)	(74,275)	(74,275)	(74,275)
Non-structural depreciation, net of minority interest	(16,572)	—	(16,572)	(16,572)	(14,962)	—	(14,962)	(14,962)
Capital replacement reserve	15,187	—	—	15,187	9,691	—	—	9,691
Amortization of intangibles	(4,230)	—	(4,230)	(4,230)	(2,084)	—	(2,084)	(2,084)
Gain on disposition of properties	2,847	—	2,847	2,847	8,902	—	8,902	8,902
Income tax arising from disposition of properties	—	—	(1,207)	(1,207)	—	—	—	—
Deferred income tax benefit (provision)	—	—	—	—	286	—	286	286

Net income	$29,154	$29,154	$29,154	$29,154	$33,457	$33,457	$33,457	$33,457

	For the Nine Months Ended September 30, 2001				For the Nine Months Ended September 30, 2000

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule above	$633,685	$291,315	$349,886	$308,437	$490,363	$242,365	$277,519	$248,271
Total interest expense after minority interest	(251,926)	—	—	—	(190,357)	—	—	—
Distributions on preferred securities owned by minority interest	(2,036)	—	—	—	(2,037)	—	—	—
Distributions on Preferred Units	—	72,493	72,493	72,493	—	49,698	49,698	49,698
Structural depreciation, net of minority interest	(285,467)	(285,467)	(285,467)	(285,467)	(216,992)	(216,992)	(216,992)	(216,992)
Non-structural depreciation, net of minority interest	(48,304)	—	(48,304)	(48,304)	(40,540)	—	(40,540)	(40,540)
Capital replacement reserve	41,449	—	—	41,449	29,248	—	—	29,248
Amortization of intangibles	(13,463)	—	(13,463)	(13,463)	(6,173)	—	(6,173)	(6,173)
Income tax arising from disposition of properties	—	—	(1,207)	(1,207)	—	—	—	—
Gain on disposition of properties	4,403	—	4,403	4,403	14,234	—	14,234	14,234
Deferred income tax benefit (provision)	—	—	—	—	(2,675)	—	(2,675)	(2,675)

Net income	$78,341	$78,341	$78,341	$78,341	$75,071	$75,071	$75,071	$75,071

ASSETS:

	September 30, 2001	December 31, 2000

Total assets for reportable segments(1)	$6,939,579	$6,522,114
Corporate and other assets	1,114,506	1,177,060

Total consolidated assets	$8,054,085	$7,699,174

(1)	Assets associated with the service business are immaterial, and therefore included in total assets for reportable segments, and not separately disclosed.

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

        The Company predominately uses long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid, among other things, risk related to fluctuating interest rates. Where the Company does use variable-rate debt, occasionally the Company enters into short-term economic hedges, such as interest rate swap agreements and interest rate cap agreements, to reduce its exposure to interest rate fluctuations. The interest rate swap agreements are generally utilized by the Company to modify the Company’s exposure to interest rate risk by converting the variable-rate debt to a fixed rate. The interest rate cap agreements utilized by the Company effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable rate debt. Normally, the interest rate caps are embedded within the original debt contract and are considered clearly and closely related to the debt contract and, therefore, are not measured as separate derivative instruments. Free standing interest rate exchange agreements were not material and were recorded on the balance sheet at their fair value and in current earnings in each period. The Company adopted Statements 133 and 138 on January 1, 2001. Due to the Company’s limited use of derivative instruments, the adoption of Statements 133 and 138 did not have a material effect on the Company’s financial statements.

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

        The following table provides selected financial information assuming these subsidiaries were consolidated in the prior year (in thousands):

	Three Months Ended	Nine Months Ended
Operating Data:	September 30, 2000	September 30, 2000

Income from property operations	$160,575	$441,315
Income from service business	11,986	32,490
Interest and other income	19,158	48,982
Interest expense	(68,579)	(193,610)
Net income	33,457	75,071

Balance Sheet Data:	As of December 31, 2000

Real estate	$6,368,588
Total assets	8,043,846
Total indebtedness	4,625,314
Total liabilities	5,015,416
Partners’ capital	2,831,964

NOTE 11 — Transactional Income

        For the three and nine months ended September 30, 2001, the Company’s interest and other income included transactional income (gains on sale of bonds or accretion of discounted notes) of $5.8 and $17.0 million, respectively.

        During the nine months ended September 30, 2001, the Company received net proceeds of approximately $237.8 million from the sale of certain of the tax-exempt mortgage bonds. The remaining tax-exempt mortgage bonds of $9.0 million have been classified with other assets and are recorded at their fair value. All gains and losses have been realized and were determined on the specific identification method and are reflected in net income.

NOTE 12 — Dilutive Securities

        In June 2001, AIMCO shareholders approved the sale by the Partnership of an aggregate of 15,000 of its Class II, III, and IV High Performance Partnership Units (the “Class II Units”, “Class III Units” and “Class IV Units,” respectively, and, collectively the “High Performance Units”) to three limited liability companies comprised of a limited number of AIMCO employees for an aggregate offering price of $4.9 million. For further information on this transaction, see Proposal 3 in AIMCO’s proxy statement for its 2001 annual meeting of stockholders.

        There is substantial uncertainty that the High Performance Units will have more than nominal value due to the required total return over the respective measurement periods. The Company has not met the required measurement benchmarks at September 30, 2001, and therefore, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of September 30, 2001, and such High Performance Units have had no dilutive effect.

        The Company has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total amount of Common OP Units that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted unit count) as of September 30, 2001:

Type of Security	As of September 30, 2001

Common OP Units	84,222,046
Other Units	2,379,084
Vested options and warrants	2,316,361
Convertible Preferred Units	16,840,569
Convertible debt securities	430,287

Total	106,188,347

NOTE 13 — Recent Accounting Developments

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in annual net income of $6.7 million ($.08 per unit) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and believes that there will be no material effect on the earnings and financial position of the Company.

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

        AIMCO is a real estate investment trust with headquarters in Denver, Colorado and 18 regional operating centers, which holds a geographically diversified portfolio of apartment communities. As of September 30, 2001, the Company owned or managed 303,805 apartment units, comprised of 154,081 units in 564 apartment properties owned or controlled by the Company (the “Owned Properties”), 97,120 units in 593 apartment properties in which the Company has an equity interest (the “Equity Properties”) and 52,604 units in 409 apartment properties which the Company manages for third parties (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 46 states, the District of Columbia and Puerto Rico.

In the three months ended September 30, 2001, the Company completed the following:

•	purchased $28 million of limited partnership interests in 51 partnerships;

•	sold 27 apartment communities for a total of $156 million, of which the Company's share was $70 million; and

•	refinanced 25 mortgage loans generating a total of $255 million of proceeds, of which the Company's share was $207, at a weighted average interest rate of 7.07%

Results of Operations

        Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000

        In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the three months ended September 30, 2000, have been included as though they had been consolidated in the following analysis. All significant intercompany revenues and expenses have been eliminated.

	Three Months Ended
	September 30,

	2001	2000

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$323,801	$271,079
Property operating expense	(131,522)	(107,031)
Owned property management expense	(2,240)	(3,473)

Income from property operations	190,039	160,575

SERVICE BUSINESS:
Management fees and other income from affiliates	60,717	44,038
Management and other expenses	(35,147)	(29,968)
Amortization of intangibles	(4,230)	(2,084)

Income from service business	21,340	11,986

General and administrative expenses	(4,319)	(4,936)

Depreciation on rental property	(100,127)	(76,548)
Interest expense	(81,639)	(68,579)
Interest and other income	15,000	19,158
Equity in losses of unconsolidated real estate partnerships	(4,861)	(8,375)
Deferred income tax benefit (provision)	—	286
Minority interest in other entities	(9,126)	(9,012)

Income before gain on disposition of properties	26,307	24,555
Gain on disposition of properties, net	2,847	8,902

Net income	$29,154	$33,457

Net Income

        The Company recognized net income of $29.1 million for the three months ended September 30, 2001, compared with $33.5 million for the three months ended September 30, 2000. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

        Consolidated rental and other property revenues from the consolidated Owned Properties totaled $323.8 million for the three months ended September 30, 2001, compared with $271.1 million for the three months ended September 30, 2000, an increase of $52.7 million, or 19.4%. This increase in consolidated rental and other property revenues is a result of the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 94.0% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 7 properties in 2000 and 3 properties in 2001, which contributed 7.2% of the increase, and a 3.1% increase in “same store” sales revenues, which contributed 15.9% of the total increase. The effect of the foregoing was offset by the sale of 18 apartment properties in 2000 and 20 apartment properties in 2001.

        Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities, contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $131.5 million for the three months ended September 30, 2001, compared with $107.0 million for the three months ended September 30, 2000, an increase of $24.5 million or 22.9%. The increase in property operating expenses was due to the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 67.8% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 7 properties in 2000 and 3 properties in 2001, which contributed 24.0% of the increase, and an increase in “same store” expenses of 3.5%, which contributed 15.3% of the total increase, offset by the sale of 18 apartment properties in 2000 and 20 apartment properties in 2001.

        Depreciation expense increased $23.6 million to $100.1 million for the three months ended September 30, 2001, compared to $76.5 million for the three months ended September 30, 2000. This is primarily a result of the purchase of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 in 2001, and the purchase of controlling interests and the subsequent consolidation of partnerships owning 7 properties in 2000 and 3 properties in 2001.

Consolidated Service Business

        The Company’s share of income from the consolidated service business totaled $21.3 million for the three months ended September 30, 2001, compared with income of $12.0 million for the three months ended September 30, 2000, an increase of $9.3 million. The increase resulted from higher construction revenue of $13.8 million, due to the seasonality of increased capital expenditures from construction and redevelopment activities. In addition, the Company took advantage of the lower interest rate environment and increased its refinancing activities generating additional fee revenue of approximately $2.9 million. This was offset by higher operating and corporate expenses of $5.3 million, primarily employee severance, and health insurance costs, and additional property and asset management contract intangible amortization of $2.1 million as a result of the acquisition of interests in the Oxford properties.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses decreased by $.6 million or 12.2% from $4.9 million for the three months ended September 30, 2000 compared to $4.3 million for the three months ended September 30, 2001, due to a reduction in temporary office assistance, recruiting, outside consultant, and travel expenses.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $81.6 million for the three months ended September 30, 2001, compared with $68.6 million for the three months ended September 30, 2000, an increase of $13.0 million, or 19.0%. The increase was due to the acquisition of interests in the Oxford properties, as well as 11 other properties in 2000, and 3 properties in 2001, which contributed 138.7% of the increase; and the purchase of controlling interests and the subsequent consolidation of partnerships owning 7 properties in 2000 and 3 properties in 2001, which contributed 5.4% of the increase. These increases were offset by the sale of 18 apartment properties in 2000 and 20 apartment properties in 2001. In addition, there was a 32.4% decrease in the interest expense on the Company’s line of credit, as the Company had $109 million outstanding on its credit facility as of September 30, 2001, compared with $175 million at September 30, 2000, and the cost of such borrowing was at a weighted average interest rate of 6.12% compared to 9.17% at September 30, 2001 and September 30, 2000, respectively.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $4.2 million or 21.9% from $19.2 million for the three months ended September 30, 2000, to $15.0 million for the three months ended September 30, 2001. The majority of this decrease is due to a $3.5 million decrease in interest income from money market and interest bearing accounts. The Company had $69.2 million in cash as of September 30, 2001, compared to $106.5 million at September 30, 2000, as well as interest rates on deposit accounts have decreased. In addition, transactional income, which was comprised of gain on sale of bonds or accretion of discounted notes, net of allocated expenses, decreased nearly $1.3 million from $7.2 million for the three months ended September 30, 2000 to $5.8 million for the three months ended September 30, 2001.

Equity in Losses of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $4.9 million for the three months ended September 30, 2001, compared with $8.4 million for the three months ended September 30, 2000, an increase of $3.5 million. The acquisition of interests in the Oxford properties in 2000 was a contributing factor to this increase.

Minority Interest in Other Entities

        Minority interest in other entities was relatively unchanged, with $9.1 million for the three months ended September 30, 2001, compared to $9.0 million for the three months ended September 30, 2000.

Gain on Disposition of Properties

        Gain on disposition of properties totaled $2.8 million for the three months ended September 30, 2001, compared to $8.9 million for the three months ended September 30, 2000, a decrease of $6.1 million. In both periods the properties sold were considered by management to be inconsistent with the Company’s long-term investment strategy.

        Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000

        In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the nine months ended September 30, 2000, have been included as though they had been consolidated in the following analysis. All significant intercompany revenues and expenses have been eliminated.

	Nine Months Ended
	September 30,

	2001	2000

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$969,805	$753,463
Property operating expense	(384,366)	(302,435)
Owned property management expense	(8,458)	(9,713)

Income from property operations	576,981	441,315

SERVICE BUSINESS:
Management fees and other income from affiliates	158,715	129,137
Management and other expenses	(97,637)	(90,476)
Amortization of intangibles	(13,463)	(6,171)

Income from service business	47,615	32,490

General and administrative expenses	(12,868)	(13,613)

Depreciation on rental property	(300,731)	(222,822)
Interest expense	(250,022)	(193,610)
Interest and other income	47,038	48,982
Equity in losses of unconsolidated real estate partnerships	(14,068)	(6,766)
Income tax benefit (provision)	—	(2,675)
Minority interest in other entities	(20,007)	(22,464)

Income before gain on disposition of properties	73,938	60,837
Gain on disposition of properties, net	4,403	14,234

Net income	$78,341	$75,071

Net Income

        The Company recognized net income of $78.3 million for the nine months ended September 30, 2001, compared with $75.1 million for the nine months ended September 30, 2000. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

        Consolidated rental and other property revenues from the consolidated Owned Properties totaled $969.8 million for the nine months ended September 30, 2001, compared with $753.5 million for the nine months ended September 30, 2000, an increase of $216.3 million, or 28.7%. This increase in consolidated rental and other property revenues is a result of the purchase of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 67.1% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 23.4% of the increase, and a 4.2% increase in “same store” sales revenues, which contributed 14.6% of the total increase. The effect of the foregoing was offset by the sale of 28 apartment properties in 2000 and 20 apartment properties in 2001.

        Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities, contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $384.4 million for the nine months ended September 30, 2001, compared with $302.4 million for the nine months ended September 30, 2000, an increase of $82.0 million or 27.1%. The increase in property operating expenses was due to the purchase of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 61.4% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 23.4% of the increase, and an increase in “same store” expenses of 4.6%, which contributed 17.0% of the total increase, offset by the sale of 28 apartment properties in 2000 and 20 apartment properties in 2001.

        Depreciation expense increased $77.9 million to $300.7 million for the nine months ended September 30, 2001, compared to $222.8 million for the nine months ended September 30, 2000 as a primary result of the purchase of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, and the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001.

Consolidated Service Business

        The Company’s share of income from the consolidated service business totaled $47.6 million for the nine months ended September 30, 2001, compared with income of $32.5 million for the nine months ended September 30, 2000, an increase of $15.1 million. The increase resulted from higher construction revenue of $24.4 million, due to the seasonality of increased capital expenditures from construction and redevelopment activities. In addition, the Company took advantage of the lower interest rate environment and increased its refinancing activities generating additional fee revenue of approximately $5.2 million. This was offset by higher operating and corporate expenses of $7.2 million, primarily employee severance, and health insurance costs, and additional property and asset management contract intangible amortization of $7.3 million as a result of the acquisition of interests in the Oxford properties.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses decreased by $.7 million or 5.1% from $13.6 million for the nine months ended September 30, 2000 compared to $12.9 million for the nine months ended September 30, 2001, due to a reduction in temporary office assistance, recruiting, outside consultant, and travel expenses.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $250.0 million for the nine months ended September 30, 2001, compared with $193.6 million for the nine months ended September 30, 2000, an increase of $56.4 million, or 29.1%. The increase was due to the acquisition of interests in the Oxford properties, as well as 12 other properties in 2000, and 3 in 2001, which contributed 93.7% of the increase; and the purchase of controlling interests and the subsequent consolidation of partnerships owning 66 properties in 2000 and 3 properties in 2001, which contributed 19.3% of the increase. These increases were offset by the sale of 28 apartment properties in 2000 and 20 apartment properties in 2001. In addition, there was a 6.6% decrease in the interest expense on the Company’s line of credit, as the Company had $109 million outstanding on its credit facility as of September 30, 2001, compared with $175 million at September 30, 2000, and the cost of such borrowing was at a weighted average interest rate of 6.12% compared to 9.17% at September 30, 2001 and September 30, 2000, respectively.

Consolidated Interest and Other Income

        Consolidated interest and other income remained relatively unchanged with $47.0 million for the nine months ended September 30, 2001, compared to $49.0 million for the nine months ended September 30, 2000. While transactional income, which was comprised of gain on sale of bonds or accretion of discounted notes, net of allocated expenses, decreased nearly $3.6 million from $20.6 million for the three months ended September 30, 2000 to $17.0 million for the three months ended September 30, 2001, and interest from money market and interest bearing accounts decreased $2.6 million, interest from general partner notes receivable increased $5.9 million, as a result of increased funding of general partner loans.

Equity in Losses of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $14.1 million for the nine months ended September 30, 2001, compared with $6.8 million for the nine months ended September 30, 2000, a decrease of $7.3 million. The acquisition of interests in the Oxford properties in 2000 contributed approximately $1.0 million to the earnings of unconsolidated real estate partnerships. However, this was offset by the purchase of equity interests in better performing apartment properties which resulted in these properties being consolidated and contributing to consolidated rental revenues and expenses (66 properties in 2000 and 3 properties in 2001).

Deferred Income Tax Benefit (Provision)

        In the nine months ended September 30, 2001, there was no provision for income taxes, compared to an expense of $2.7 million in the nine months ended September 30, 2000. This decrease is a result of a reduction in income from the Company’s taxable REIT subsidiaries.

Minority Interest in Other Entities

        Minority interest in other entities totaled $20.0 million for the nine months ended September 30, 2001, compared to $22.5 million for the nine months ended September 30, 2000, a decrease of $2.5 million. This decrease is a result of the Company’s purchase of additional interests in consolidated properties, thereby reducing the minority interest allocation.

Gain on Disposition of Properties

        Gain on disposition of properties totaled $4.4 million for the nine months ended September 30, 2001, compared to $14.2 million for the nine months ended September 30, 2000, a decrease of $9.8 million. In both periods the properties sold were considered by management to be inconsistent with the Company’s long-term investment strategy.

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

		Same Store

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Properties	645	645	645	645
Apartment units	176,701	176,701	176,701	176,701
Average physical occupancy	93.6%	94.7%	93.6%	94.3%
Average rent collected/unit/month	$687	$670	$687	$662
Revenues	$278,183	$269,864	$824,850	$791,433
Expenses	107,934	104,248	313,471	299,732

Net operating income	$170,249	$165,616	$511,379	$491,701

		Total Portfolio

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Properties	679	672	679	672
Apartment units	188,768	185,260	188,768	185,260
Average physical occupancy	92.7%	92.3%	92.2%	91.6%
Average rent collected/unit/month	$691	$669	$689	$662
Revenues	$298,919	$282,146	$884,316	$824,210
Expenses	118,054	110,184	341,198	316,678

Net operating income	$180,865	$171,962	$543,118	$507,532

Funds From Operations

        For the three and nine months ended September 30, 2001 and 2000, the Company’s Funds From Operations (“FFO”) on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income	$29,154	$33,457	$78,341	$75,071
Adjustments:
Real estate depreciation, net of minority interest	99,251	72,564	290,007	206,298
Real estate depreciation related to unconsolidated entities	14,898	16,672	43,765	51,235
Amortization of intangibles	4,230	2,084	13,463	6,171
Gain on disposition of properties	(2,847)	(8,902)	(4,403)	(14,234)
Other items:
Deferred income tax provision (benefit)	—	(286)	—	2,675
Income tax arising from the disposition of properties	1,207	—	1,207	—
Preferred stock dividends and distributions	(10,170)	(6,530)	(25,031)	(19,590)
Interest expense on mandatorily redeemable convertible preferred securities	294	3,426	1,308	8,284

Funds From Operations (FFO)	$136,017	$112,485	$398,657	$315,910

Weighted average number of common units, other units, and common unit equivalents outstanding:
Common OP Units, Other Units, and Common OP Unit equivalents	86,826	79,908	85,028	78,560
Preferred Units convertible into Common OP Units	17,476	11,707	17,027	10,836

Total	104,302	91,615	102,055	89,396

Liquidity and Capital Resources

        For the nine months ended September 30, 2001 and 2000, net cash flows were as follows (dollars in thousands):

	2001	2000

Cash flow provided by operating activities	$384,939	$281,185
Cash flow provided by (used in) investing activities	13,210	(563,026)
Cash flow provided by (used in) financing activities	(486,078)	286,781

        During the nine months ended September 30, 2001, the Company closed $791 million in secured notes payable with a weighted average interest rate of 6.19%. Each of the notes is individually secured by one of 75 properties with no cross-collateralization, and the majority are long-term, fixed-rate and fully amortizing. The Company used its share of the proceeds, approximately $633 million, to repay the existing mortgage debt and to fund operating activities.

        On November 6, 2001, the Company amended and restated its revolving credit facility. The commitment remains $400 million, and the number of lender participants in the facility’s syndicate is ten. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and the stock of certain subsidiaries of the Company owned by the Partnership, NHP Management Company, AIMCO/Bethesda Holdings, Inc., and AIMCO Holdings, L.P. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate or 0.50% over the federal funds rate, plus, in either case, an applicable margin. From November 6, 2001 through July 31, 2002, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. Commencing August 1, 2002 through maturity, the margin will range between 1.60% and 2.35%, in the case of LIBOR-based loans, and between 0.20% and 0.95% in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at November 6, 2001 was 5.01%. The amount available under the credit facility at September 30, 2001 was $291 million. At November 6, 2001, $128.5 million was outstanding on the line, providing availability of $271.5 million.

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

        At September 30, 2001, the Company had $69.2 million in cash and cash equivalents. In addition, the Company had $147.6 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital replacements, property taxes and insurance. The Company’s principal liquidity requirements include normal operating expenses, payments of principal and interest on outstanding debt, capital improvements, acquisitions of or investments in properties, dividends paid to its stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities, and funds available under its credit facilities, to be adequate to meet short-term liquidity demands. The Company utilizes its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

        The Company expects to fund its requirements for property acquisitions, tender offers and refinancing of short-term debt with: cash generated from operations; long-term, fixed rate, fully amortizing non-recourse property debt; secured or unsecured short-term debt; and the issuance of debt or equity securities in public offerings or private placements.

        From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the nine months ended September 30, 2001, the Company made separate offers to the limited partners of 238 partnerships to acquire their limited partnership interests, and purchased approximately $148.5 million (including transaction costs) of limited partnership interests.

Return on Assets and Return on Partners’ Capital

        The Company’s Return On Assets and Return On Partners’ Capital for the nine months ended September 30, 2001 and 2000 are as follows:

	Based on AFFO		Based on FFO

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Return on Assets(a)	9.9%	9.9%	10.4%	10.4%
Return on Partners’ Capital
Basic(b)	14.3%	14.7%	15.5%	15.9%
Diluted(c)	13.1%	13.2%	14.1%	14.2%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated Capital Replacements of $145,055 and $77,863 for the nine months ended September 30, 2001 and 2000, respectively, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus Capital Replacements, divided by (ii) Average Assets plus accumulated Capital Replacements.

(b)	The Company defines Return on Partners’ Capital-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Partners’ Capital. Average Partners’ Capital is computed by averaging the sum of Partners’ Capital, as defined below, at the beginning and the end of the period. Partners’ Capital is total Partners’ Capital, plus accumulated depreciation, less accumulated Capital Replacements of $145,055 and $77,863 for the nine months ended September 30, 2001 and 2000, respectively, less preferred stock, plus minority interest in the Partnership, net of Preferred Unit interests $159,835 and $105,440 for the nine months ended September 30, 2001 and 2000, respectively. The Company defines Return on Partners’ Capital-Basic (FFO) as (i) annualized AFFO-Basic plus Capital Replacements; divided by (ii) Average Partners’ Capital plus accumulated Capital Replacements.

(c)	The Company defines Return on Partners’ Capital-Diluted (AFFO) and Return on Partners’ Capital-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

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

        The Company had $708.5 million of variable rate debt outstanding at September 30, 2001, which represented 15.9% of the Company’s total outstanding debt. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $7.1 million on an annual basis.

        The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of September 30, 2001 is assumed to approximate their carrying value due to their relatively short terms. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

        None.

ITEM 2.   Changes in Securities and Use of Proceeds

        During the three months ended September 30, 2001 the Company completed tender offers for limited partnership interests resulting in the issuance of 136,402 Common OP Units.

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

ITEM 3.   Defaults Upon Senior Securities

        None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

        None.

ITEM 5.   Other Information

        None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this report(1):

EXHIBIT NO.

10.1	Third Amended and Restated Credit Agreement, dated as of November 6, 2001, by and among AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A., and the other financial institutions party thereto
10.2	Pledge Agreement, dated as of November 6, 2001, by and among AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, AIMCO Holdings, L.P., and Bank of America., N.A.
10.3	Payment Guaranty of Non-Preferred Stock Subsidiaries, dated as of November 6, 2001, by Oxford Realty Financial Group, Inc., Oxford Holding Corporation, AIMCO/Bethesda Holdings Acquisitions Inc., AIMCO/Bethesda Holdings Acquisitions II, Inc., AIMCO/Colonel I, L.P., AIMCO Bay Club II, L.P., AIMCO Holdings, L.P., Ambassador CRM Florida Partners, L.P., Ambassador I, L.P., Ambassador II, L.P., Ambassador VIII, L.P., Ambassador IX, L.P., Ambassador Apartments, L.P., Ambassador X, L.P., Williamsburg Limited Partnership, Property Asset Management Services-California, LLC, NHP/Congress Management, L.P., NPI-AP Management, L.P., AIMCO Residential Group, L.P., and AIMCO IPLP, L.P., and the other non-preferred stock subsidiaries named therein, in favor of Bank of America, N.A.
10.4	Intra-Company Subordination Agreement, dated as of November 6, 2001, by and among AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, the intra-company lenders named therein, and Bank of America, N.A.
99.1	Agreement re: disclosure of long term debt instruments

(b)	Reports on Form 8-K for the quarter ended September 30, 2001:

None.

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

AIMCO PROPERTIES, L.P.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMCO Properties, L.P.
By:	AIMCO-GP, Inc its General Partner

By:	/s/ PAUL J. McAULIFFE Paul J. McAuliffe Executive Vice President, Chief Financial Officer (duly authorized officer and principal financial officer)

By:	/s/ THOMAS C. NOVOSEL Thomas C. Novosel Senior Vice President, Chief Accounting Officer

Date: November 14, 2001

EXHIBIT INDEX(1)

Exhibit
Number	Description

10.1	Third Amended and Restated Credit Agreement, dated as of November 6, 2001, by and among AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A., and the other financial institutions party thereto
10.2	Pledge Agreement, dated as of November 6, 2001, by and among AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, AIMCO Holdings, L.P., and Bank of America., N.A.
10.3	Payment Guaranty of Non-Preferred Stock Subsidiaries, dated as of November 6, 2001, by Oxford Realty Financial Group, Inc., Oxford Holding Corporation, AIMCO/Bethesda Holdings Acquisitions Inc., AIMCO/Bethesda Holdings Acquisitions II, Inc., AIMCO/Colonel I, L.P., AIMCO Bay Club II, L.P., AIMCO Holdings, L.P., Ambassador CRM Florida Partners, L.P., Ambassador I, L.P., Ambassador II, L.P., Ambassador VIII, L.P., Ambassador IX, L.P., Ambassador Apartments, L.P., Ambassador X, L.P., Williamsburg Limited Partnership, Property Asset Management Services-California, LLC, NHP/Congress Management, L.P., NPI-AP Management, L.P., AIMCO Residential Group, L.P., and AIMCO IPLP, L.P., and the other non-preferred stock subsidiaries named therein, in favor of Bank of America, N.A.
10.4	Intra-Company Subordination Agreement, dated as of November 6, 2001, by and among AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, the intra-company lenders named therein, and Bank of America, N.A.
99.1	Agreement re: disclosure of long term debt instruments

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.