Form 10-K405
period 2001-12-31
AIMCO PROPERTIES LP
filed 2002-04-01
CIK 926660

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-24497
AIMCO Properties, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1275621 (I.R.S. Employer Identification No.)

2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, CO (Address of principal executive offices)	80222-7900 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 757-8101
Securities Registered Pursuant to Section 12(b) of the Act:

Not Applicable	Not Applicable

(Title of each class to be so registered)	(Name of each exchange on which each class to be registered)

Securities registered pursuant to Section 12(g) of the Act:

Partnership Common Units

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2002, there were 88,950,562 Partnership Common Units outstanding.

Documents Incorporated by Reference

None

PART I
ITEM 1. Business
Recent Developments
Financial Information About Industry Segments
Operating and Financial Strategies
Growth Strategies
Property Management Strategies
Taxation of the Partnership
Taxation of AIMCO
Competition
Regulation
Insurance
Employees
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
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
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
PART IV
ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
EX-10.40 Form of Non-Competition/Non-Solicit Agmnt
EX-23.1 Consent of Ernst & Young LLP
EX-99.1 Agreement Re: Disclosure of Long-Term Debt

AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2001

PART I

ITEM 1. Business

     AIMCO Properties, L.P. (together with its subsidiaries and other controlled entities, the “Partnership” (and together with entities in which the Partnership has a controlling financial interest, the “Company”)), is a Delaware limited partnership organized pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act (as amended from time to time, or any successor to such statute, the “Act”), and is engaged in the ownership, acquisition, redevelopment, expansion, and management of multi-family apartment properties. The term of the Partnership commenced on May 16, 1994, and will continue until December 31, 2093, unless the Partnership is dissolved sooner pursuant to the provisions of the Third Amended and Restated Agreement of Limited Partnership, dated as of July 29, 1994 (the “Partnership Agreement”), or as otherwise provided by the Act. The Partnership is the operating partnership of Apartment Investment and Management Company, a Maryland corporation (“AIMCO”). AIMCO-GP, Inc., a Delaware corporation and a wholly owned subsidiary of AIMCO (the “General Partner”), is the sole general partner of the Partnership, and another wholly owned subsidiary of AIMCO, AIMCO-LP, Inc., a Delaware corporation (the “Special Limited Partner”), is a limited partner in the Partnership. As of December 31, 2001, AIMCO held an approximate 87% interest in the Partnership. AIMCO, which was formed on January 10, 1994, is a self-administered and self-managed real estate investment trust (“REIT”) that does not have any material assets or operations other than its interest in the Partnership. Interests in the Partnership that are held by limited partners other than AIMCO, are referred to as OP Units.

     Based on apartment unit data compiled by the National Multi Housing Council, the Partnership believes that, as of December 31, 2001, it was the largest owner and manager of multi-family apartment properties in the United States. As of December 31, 2001, the Company owned, held an equity interest in or managed 280,288 apartment units in 1,371 properties located in 45 states, the District of Columbia and Puerto Rico, as follows:

•	owned or controlled (consolidated) and managed 156,142 units in 552 apartment properties;

•	held an equity interest in (unconsolidated) and managed 92,626 units in 574 apartment properties; and

•	managed for third party owners 31,520 units in 245 apartment properties, primarily pursuant to long term, non-cancelable agreements.

     By virtue of its aggregate 87% interest in the Partnership and its control of the General Partner, AIMCO has the ability to control all of the day-to-day operations of the Partnership. Moreover, by virtue of its ownership interest in the Partnership and the General Partner, AIMCO is able to approve amendments to the Partnership Agreement without the approval of any other limited partners of the Partnership, except for certain amendments that require the approval of all of the limited partners. AIMCO conducts substantially all of its operations through the Partnership. From time to time, the Company has formed corporations (the “Management Companies”) which were formed to engage in businesses generally not permitted to be engaged in by AIMCO under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

     The Company’s principal executive offices are located at 2000 South Colorado Blvd., Tower Two, Suite 2-1000, Denver, Colorado 80222-7900 and its telephone number is (303) 757-8101.

Recent Developments

  Casden Merger

     On March 11, 2002, AIMCO completed the acquisition of Casden Properties Inc. (“Casden”) pursuant to an Agreement and Plan of Merger dated as of December 3, 2001, by and among AIMCO, Casden and XYZ Holding LLC. The acquisition of Casden included the merger (the “Casden Merger”) of Casden into AIMCO, and the merger of a subsidiary of AIMCO into another REIT affiliated with Casden. AIMCO paid $1.1 billion, which includes an earnout of $15 million as a result of property performance for the period ended December 31, 2001, for 16,002 stabilized conventional and affordable units and National Partnership Investments Corporation (“Napico”), a subsidiary of Casden, which as general partner controls more than 400 properties with more than 41,000 units. The Company issued 3.508 million shares of AIMCO Class A Common Stock ($164.9 million), and 882,784 common OP Units ($41.5 million), based on $47 per share/unit, paid approximately $198 million in cash and assumed responsibility for existing mortgage indebtedness of approximately $673 million. AIMCO contributed substantially all the assets and liabilities acquired in the Casden Merger to the Partnership. In addition, the Company expects to incur transaction costs and initial capital expenditures aggregating approximately $24 million.

     In addition, as part of the Casden Merger, AIMCO has committed to the following:

•	Purchase two properties currently under development that will have a total of 1,731 units, for minimum deferred consideration of $619 million, which is payable upon satisfactory completion and 60% occupancy. Contingent consideration of up to an additional $24 million may be paid, depending upon future property performance.

•	Provide a stand-by facility of $70 million in debt financing associated with these properties under development.

•	Invest up to $50 million for a 20% interest in Casden Properties, LLC, which will develop the two properties AIMCO has committed to purchase, as well as pursue new development opportunities in Southern California and other markets. AIMCO will have an option, but not an obligation, to purchase, at completion, all multi-family rental projects of Casden Properties, LLC.

     In connection with the Casden Merger, the Partnership, together with AIMCO and NHP Management Company, borrowed $287 million from Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan (the “Casden Loan”), to pay the cash portion of the Casden Merger consideration price and transaction costs. The primary borrowers under the Casden Loan are AIMCO and the Partnership, and all obligations thereunder are guaranteed by certain of AIMCO’s subsidiaries and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the Casden Loan is based either on LIBOR or a base rate which is the higher of Lehman Commercial Paper Inc.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin is 3.0% in the case of LIBOR-based loans and 2.0% in the case of base rate loans, but the margin may increase to 3.25% in the case of LIBOR-based loans and 2.25% in the case of base rate loans if the rating of AIMCO’s or the Partnership’s senior unsecured debt is downgraded, AIMCO’s or the Partnership’s corporate credit rating is downgraded or the rating, if any, of the Casden Loan is downgraded. The Casden Loan matures in March 2004 and can be extended once at AIMCO’s option, for a term of one year. The financial covenants contained in the Casden Loan require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.70 to 1.0. In addition, the Casden Loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined in the Casden Loan documentation) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The Casden Loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. These borrowings are expected to be repaid with internal operating cash flow and the proceeds from property sales.

  Oxford Tax Exempt Fund Merger

     On March 26, 2001, the Company completed a merger pursuant to an agreement entered into on November 29, 2000 between AIMCO and Oxford Tax Exempt Fund II Limited Partnership (“OTEF”), for a total purchase price of $270 million, comprised of $100 million in AIMCO Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”), $106 million in AIMCO Class A Common Stock issued at $48.46 per share (2.185 million shares of Class A Common Stock), $17 million in cash, and $47 million in assumed liabilities. OTEF merged with a subsidiary of the Partnership. In connection with the Company’s acquisition of interests in properties (the “Oxford properties”) from affiliates of Oxford Realty Financial Group, Inc., on September 20, 2000, the Company had

acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance properties owned by affiliates of OTEF, including the Oxford properties. Subsequent to the merger, the Company sold certain of the tax-exempt bond receivables, with a carrying value of $246.8 million, to an unrelated third party at a discount to their face amount and retained a residual interest in those bonds. The fair value of the Company’s retained residual interests is based on the future cash flows from the bonds. The Company received net proceeds of approximately $253.3 million and recognized gains of $26.1 million on the sale of these tax-exempt bonds, which included $19.6 million of retained residual interests (see Note 25 in the accompanying consolidated financial statements). Approximately $23 million of tax-exempt bonds were not sold by the Company, of such amount; (i) $14 million were eliminated in consolidation and (ii) $9.0 million remain held by the Company and are classified with other assets.

   Individual Property Acquisitions

     The Company directly acquired interests in 5 apartment properties in separate transactions during 2001. The aggregate consideration paid by the Company of $120.1 million consisted of $21.7 million in cash, $31.5 million in preferred OP Units, $5.2 million in common OP Units and the assumption of $61.7 million of secured long-term indebtedness. As part of these acquisitions, the Company has also determined to undertake $3.6 million of initial capital expenditures related to these properties.

  Tender Offers

     During 2001, the Company acquired limited partnership interests in various partnerships in which affiliates of the Company served as general partner. The Company paid approximately $178 million in cash and OP Units to acquire these limited partnership interests.

  Property Dispositions

     In 2001, the Company sold 72 apartment properties, three commercial properties and one land parcel for an aggregate sales price of approximately $409 million. The Company’s share of the sales price was $148 million, of which approximately $69 million was used to pay existing mortgage debt and closing costs, and the net proceeds of $79 million were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The Company recognized a net gain under generally accepted accounting principles of approximately $18.8 million. The results of operations of 48 apartment properties and three commercial properties had been accounted for by the Company under the equity method.

  Debt Assumptions and Financings

     On March 11, 2002, the Partnership, together with AIMCO, NHP Management Company and AIMCO/Bethesda Holdings, Inc., amended and restated its revolving credit facility. The commitment remains $400 million, and the number of lender participants in the facility’s syndicate is ten. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the equity ownership of the Company and certain subsidiaries of AIMCO. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate of 0.5% over the federal funds rate, plus, in either case, an applicable margin. From March 11, 2002 through the later of July 31, 2002 or the date on which the Casden Loan is paid in full, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. Commencing on the later of August 1, 2002 or the day after the date on which the Casden Loan is paid in full through maturity, the margin will range between 1.60% and 2.35%, in the case of LIBOR-based loans, and between 0.20% and 0.95%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at March 15, 2002 was 4.42%, and the balance outstanding was $244 million. The amount available under the amended and restated credit facility at March 15, 2002 was $156 million.

     In order to pay the cash portion of the purchase price and transaction costs for AIMCO’s acquisition of interests in the Oxford properties, the Partnership borrowed $302 million from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan on September 20, 2000. In March 2001, the Company paid off the remaining balance of the term loan and charged to operations approximately $2.2 million for the complete amortization of deferred financing and loan origination costs related to the term loan.

     During the year ended December 31, 2001, the Company issued $906 million of primarily long-term, fixed rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 6.1%. Each of the notes is individually secured by one of 91 properties with no cross-collateralization. The Company’s share of proceeds was $620 million, which was used to pay existing mortgage debt and transaction costs of $454 million, with the net proceeds of $166 million used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. In 2001, the Company incurred $6.6 million in prepayment costs associated with debt refinancing, which was charged to expense. During the year ended December 31, 2001, the Company also assumed $61.7 million of primarily long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 7.2% in connection with the acquisition of properties. Each of the notes is individually secured by one of five properties with no cross-collateralization.

  Equity Transactions

     Preferred Stock

     The Partnership Agreement requires that, whenever AIMCO issues shares of its Class A Common Stock or its preferred stock, the proceeds from such issuances are contributed to the Partnership in exchange for an equal number of common OP Units or preferred OP Units, respectively. In 2001, AIMCO issued $186.8 million of preferred stock in two underwritten public offerings yielding $179.7 million of net proceeds. In addition, AIMCO issued $100 million of preferred stock in connection with the OTEF merger. The total proceeds were contributed by AIMCO to the Partnership in exchange for similar classes of preferred units that have the same respective terms as the preferred stock detailed below. These transactions are summarized below:

			Number	Total Proceeds	Dividend or
			of	in	Distribution
Transaction	Type	Date	Shares	Millions	Rate

Class P Convertible Cumulative Preferred Stock of AIMCO	Merger	March 2001	4,000,000	$100.0	(1)
Class Q Cumulative Preferred Stock of AIMCO	Public	March 2001	2,530,000	63.3	(2)
Class R Cumulative Preferred Stock of AIMCO	Public	July/August 2001	4,940,000	123.5	(3)

GROSS PROCEEDS				$286.8

(1)	Dividends on the Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”) are paid in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% of the $25.00 liquidation preference), or (ii) the cash dividends payable on the number of shares of AIMCO Class A Common Stock (or a portion thereof) into which a share of Class P Preferred Stock is convertible. Dividends are paid on the Class P Preferred Stock quarterly, beginning on April 15, 2001 (the initial dividend paid on the Class P Preferred Stock was $0.125 per share). The 4.0 million shares of Class P Preferred Stock outstanding are convertible into approximately 1.8 million shares of AIMCO Class A Common Stock. The Class P Preferred Units held by AIMCO have substantially similar terms as AIMCO Class P Preferred Stock. Distributions are made on the Class P Preferred Units at the same time and in the same amount as dividends paid on AIMCO Class P Preferred Stock. The Class P Preferred Units are senior to the common OP Units as to distributions and liquidations.

(2)	Dividends on the Class Q Cumulative Preferred Stock (the “Class Q Preferred Stock”) are paid in an amount per share equal to $2.525 per year (equivalent to 10.10% per annum of the $25.00 liquidation preference). Dividends are paid on the Class Q Preferred Stock quarterly, beginning on June 15, 2001 (the initial dividend paid on the Class Q Preferred Stock was $0.603194 per share for those shares issued on March 19, 2001 and $0.533056 per share for those shares issued on March 29, 2001). The Class Q Preferred Units held by AIMCO have substantially similar terms as AIMCO Class Q Preferred Stock. Distributions are made on the Class Q Preferred Units at the same time and in the same amount as dividends paid on AIMCO Class Q Preferred Stock. The Class Q Preferred Units are senior to the common OP Units as to distributions and liquidations.

(3)	Dividends on the Class R Cumulative Preferred Stock (the “Class R Preferred Stock”) are paid in an amount per share equal to $2.50 per year (equivalent to 10% per annum of the $25.00 liquidation preference). Dividends are paid on the Class R Preferred Stock quarterly, beginning on September 15, 2001 (the initial dividend paid on the Class R Preferred Stock was $0.382 per share). The Class R Preferred Units held by AIMCO have substantially similar terms as AIMCO Class R Preferred Stock. Distributions are made on the Class R Preferred Units at the same time and in the same amount as dividends paid on AIMCO Class R Preferred Stock. The Class R Preferred Units are senior to the common OP Units as to distributions and liquidations.

     AIMCO Class A Common Stock

     The following table summarizes AIMCO’s significant recent issues of its Class A Common Stock:

		Number	Total Value	Net Issue
		of	in	Price per
Transaction	Date	Shares	Millions	Share

OTEF Merger	March 2001	2,185,000	$106	$48.46
Casden Merger	March 2002	3,508,000	165	47.00

GROSS VALUE			$271	$47.60

     In addition, the Partnership issued approximately 882,000 common OP Units ($41.5 million) in connection with the Casden Merger, and 2.3 million of OP Units ($79.9 million) in connection with limited partnership and other acquisitions.

  Pending Acquisitions and Dispositions

     In the ordinary course of business, the Company engages in discussions and negotiations regarding the acquisition of apartment properties, including interests in entities that own apartment properties. The Company frequently enters into contracts and non-binding letters of intent with respect to the purchase of properties. These contracts are typically subject to certain conditions and permit the Company to terminate the contract in its sole and absolute discretion if it is not satisfied with the results of its due diligence investigation of the properties. The Company believes that such contracts essentially result in the creation of an option on the subject properties and give the Company greater flexibility in seeking to acquire properties.

     The Company is currently marketing for sale certain real estate properties that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). The Company does not expect to incur any material losses with respect to the sales of the properties.

  Contribution and Management Agreement

     In order to maintain AIMCO’s qualification as a REIT under the Internal Revenue Code, AIMCO has acquired, and may in the future acquire, an interest in entities, (Qualified REIT Subsidiaries (the “QRSs”)), in which the Partnership does not own any interest. AIMCO and the Partnership have entered into a Contribution and Management Agreement (the “Management Agreement”), pursuant to which the Partnership has acquired from AIMCO, in exchange for interests in the Partnership, the economic benefits of the assets owned by the QRSs, and AIMCO has granted the Partnership certain rights with respect to the assets owned by the QRSs. Under the Management Agreement, the Partnership has a right of first refusal to acquire the assets owned by the QRSs for no additional consideration. Under the Management Agreement, AIMCO is obligated to contribute to the Partnership all dividends, distributions, and other proceeds received from the QRSs (excluding distributions received in respect of any interest in the Partnership). Properties owned by the QRSs and properties in which the QRSs have ownership interests are included in the consolidated financial statements of the Partnership pursuant to the Management Agreement.

Financial Information About Industry Segments

     The Company operates in two industry segments, which include the ownership, operation and management of a diversified portfolio of apartment properties, and the management of apartment properties for third parties and affiliates. See the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for financial information relating to the Company. See Note 23 to the consolidated financial statements and Management’s Discussion and Analysis for discussion of sources of revenues from the various components of the Company’s operations.

Operating and Financial Strategies

     The Company strives to meet its objective of providing long-term, predictable Funds From Operations (“FFO”) per OP Unit, less an allowance for capital replacement spending, by implementing its operating and financing strategies which include the following:

•	Acquisition of Properties at Less Than Replacement Cost. The Company attempts to acquire properties at a significant discount to their replacement cost.

•	Geographic Diversification. The Company operates in 45 states, the District of Columbia and Puerto Rico. This geographic diversification insulates the Company, to some degree, from inevitable downturns in any one market. AIMCO’s net income before depreciation and interest expense is earned in more than 161 local markets. In 2001, the largest single market (Washington D.C. Metro area) contributed 9.7% to net income before depreciation and interest expense, and the five largest markets contributed 27.6%.

•	Market Growth. The Company seeks to operate in markets where population and employment growth are expected to exceed the national average and where it believes it can become a regionally significant owner or manager of properties.

•	Price Point Diversification. The Company’s portfolio of apartment properties covers a broadly diverse range of average monthly rents, primarily from $500 to greater than $1,000.

•	Product Diversification. The Company’s portfolio of apartment properties spans a wide range of apartment community types, both within and among markets, including garden and high-rise apartments.

•	Capital Replacement. The Company believes that the physical condition and amenities of its apartment communities are important factors in its ability to maintain and increase rental rates. The Company spent approximately $367 per owned apartment unit for capital replacements in 2001.

•	Debt Financing. The Company’s strategy is generally to incur debt to increase its return on equity while maintaining acceptable interest coverage ratios. The Company seeks to maintain a ratio of free cash flow to combined interest expense and preferred OP Unit distributions of between 2:1 and 3:1 and to match debt maturities to the character of the assets financed. For the year ended December 31, 2001, the Company had a ratio of free cash flow to combined interest expense and preferred OP Unit distributions of 1.97:1. The Company intends to increase the coverage ratio to 2.2:1 through debt amortization, debt repayment, conversions of convertible preferred equity and improved operating performance. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing to fund acquisitions and generally expects to refinance such borrowings with retained earnings, property sales proceeds or long-term debt financings. As of December 31, 2001, approximately 5% of the Company’s outstanding debt was short-term debt and 95% was long-term debt.

•	Dispositions. While the Company holds all its properties for investment, the Company sells properties when they do not meet its investment criteria or are located in areas which the Company believes do not justify the continued investment in the properties.

•	Distribution Policy. The Partnership pays distributions to its OP Unitholders. The Partnership distributed 61.0%, 59.9% and 61.3% of FFO to holders of common OP Units for the years ended December 31, 2001, 2000 and 1999, respectively. It is the present policy of the Board of Directors of AIMCO, as General Partner, to increase the distribution annually in an amount equal to one-half of the projected increase in FFO, adjusted for capital replacements, subject to minimum distribution requirements applicable to REITs.

Growth Strategies

     The Company seeks growth through three primary sources — property operations, redevelopment of properties and acquisitions.

  Property Operations

     The Company pursues operational growth primarily through the following strategies:

•	Revenue Increases. The Company increases rents where feasible and seeks to improve occupancy rates. In addition, the Company continues to expand its utility reimbursement programs. These programs promote conservation through individual utility metering, while offsetting utility expense through resident reimbursements for usage. Water sub-metering has been the primary focus of the programs, with electricity, gas, and trash also contributing on a regional basis.

•	Controlling Expenses. Cost reductions are accomplished by local focus on the regional operating center level and by exploiting economies of scale at the corporate level. As a result of the size of its portfolio and its creation of regional concentrations of properties, the Company has the ability to spread fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance, information technology and training, over a large property base.

•	Ancillary Services. The Company believes that its ownership and management of properties provides it with unique access to a customer base that allows it to provide additional services and thereby increase occupancy, increase rents and generate incremental revenue. The Company currently provides cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

  Redevelopment of Properties

     The Company believes redevelopment of selected properties in superior locations provides advantages over development of new properties. The Company believes that redevelopment can allow the Company to achieve rents comparable to new properties and, compared to development of new properties, can be accomplished with relatively lower financial risk, in less time and with reduced delays due to governmental regulation. The Company’s current policy is to limit redevelopments to approximately 10% of total common and preferred equity market capitalization.

  Acquisitions

     The Company believes its acquisition strategies may increase profitability and predictability of earnings by increasing its geographic diversification, economies of scale and opportunities to provide ancillary services to tenants at its properties. Since AIMCO’s initial public offering in July 1994, the Company has completed numerous acquisition transactions, expanding its portfolio of owned or managed properties from 132 apartment properties with 29,343 units to 1,371 apartment properties with 280,288 units as of December 31, 2001. The Company acquires additional properties primarily in three ways:

•	Direct Acquisitions. The Company may directly, including through mergers and other business combinations, acquire individual properties or portfolios of properties and controlling interests in entities that own or control such properties or portfolios. To date, a significant portion of the Company’s growth has resulted from the acquisition of other companies that owned or controlled properties.

•	Increasing its Interest in Partnerships. For properties where the Company owns a general partnership interest in the property-owning partnership, the Company may seek to acquire, subject to its fiduciary duties, the interests in the partnership held by third parties for cash or, in some cases, in exchange for OP Units. Since 1996, the Company has completed over 2,200 tender offers with respect to various partnerships resulting in over 150,000 transactions totaling $795 million in cash and OP Units spent to purchase these additional interests in such partnerships.

•	Acquisition of Managed Properties. The Company’s property management operations have contributed to its acquisition activities. Since AIMCO’s initial public offering, the Company has acquired from its managed portfolio 16 properties comprising 5,697 units for total consideration of $189.9 million. In addition, the Company acquired interests in 167 Oxford properties comprising 36,949 units for a total purchase price of $1,189 million.

Property Management Strategies

     The Company seeks to improve the operating results from its property management operations by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. Currently, the Company’s management operations are organized into 18 regional operating centers. Each of the regional operating centers is supervised by a Regional Vice-President.

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

     If in any taxable year AIMCO fails to qualify as a REIT and incurs additional tax liability, AIMCO may need to borrow funds or liquidate certain investments in order to pay the applicable tax and AIMCO would not be compelled to make distributions under the Internal Revenue Code. Unless entitled to relief under certain statutory provisions, AIMCO would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although AIMCO currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause AIMCO to fail to qualify as a REIT or may cause the Board of Directors to revoke the REIT election.

     AIMCO and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of AIMCO and its stockholders may not conform to the U.S. Federal income tax treatment.

Competition

     There are numerous housing alternatives that compete with the Company’s properties in attracting residents. The Company’s properties compete directly with other multi-family rental apartments and single family homes that are available for rent or purchase in the markets in which the Company’s properties are located. The Company’s properties also compete for residents with new and existing condominiums. The number of competitive properties in a particular area has a material effect on the Company’s ability to lease apartment units at its properties and on the rents charged. The Company competes with numerous real estate companies in acquiring, developing and managing multi-family apartment properties and seeking tenants to occupy its properties. In addition, the Company competes with numerous property management companies in the markets where the properties managed by the Company are located.

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

  Regulation of Affordable Housing

     As of December 31, 2001, the Company owned or controlled (consolidated) 28 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. The Company also held an equity interest in (unconsolidated) 353 properties with an average ownership percentage of 25% and managed for third parties 112 properties that benefit similar persons. These programs, which are usually administered by the United States Department of Housing and Urban Development (“HUD”) or state housing finance agencies, typically provide mortgage insurance and favorable financing terms to the property owners and/or rental assistance payments to the residents. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements which typically limit rents to pre-approved amounts. The Company must obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted or HUD-insured property. As of December 31, 2001 the Company’s affordable properties contributed 5% of the Company’s Free Cash Flow.

  Environmental

     Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at affected apartment communities and our ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties or properties it acquires or manages in the future.

Insurance

     Management believes that the Company’s insurance coverages insure its properties adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils. AIMCO Assurance Ltd., a Bermuda domiciled insurer wholly-owned by the Company, reinsures 100% of the risk of the first $1 million loss from any casualty. For the policy year ending February 28, 2002, the Company was insured for any casualty loss in excess of $1 million, up to $200 million, by a combination of several insurance carriers, all of which were at least A-rated. Commencing March 1, 2002, the Company maintained the insurance coverage with AIMCO Assurance Ltd. for the first $1 million of coverage per loss, and retained the risk of aggregated property losses in excess of $1 million up to $5 million. The Company has fully funded its $4 million aggregate retained exposure. The additional excess coverage, up to $200 million in the aggregate, has been placed with a combination of several insurance carriers, all of which are at least A-rated. Because the Company has a highly diversified and geographically dispersed portfolio of residential properties, and because of the Company’s inability to obtain such specialized coverage at rates that correspond to the perceived level of risk, the Company elected not to purchase insurance for losses caused by acts of terrorism at the current time. The Company continues to evaluate the availability and cost of terrorism coverage from the insurance market.

     There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Although the Company has been named as a defendant in suits that have alleged the presence of mold, the Company believes that no such lawsuit creates the risk of an outcome that will have a material impact upon the Company’s financial condition taken as a whole. The Company has heretofore been insured against claims arising from the presence of mold due to water intrusion, but expects that in the future insurance carriers may exclude claims arising from the presence of mold in future policies. The Company has implemented protocols and procedures to prevent and/or eliminate mold from its properties and believes that its measures will eliminate, or at least minimize, the effects that mold could have on its residents. As a result, the Company does not believe that claims asserting the presence of mold will have a material impact upon the Company’s financial condition taken as a whole.

Employees

     The Company has a staff of employees performing various acquisition, redevelopment and management functions. The Company, through the Partnership and the Management Companies, has approximately 7,800 employees, most of whom are employed at the property level. Certain of its employees are represented by unions. The Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

ITEM 2. Properties

     The Company’s properties are located in 45 states, Puerto Rico and the District of Columbia. The properties are managed by seven Division Vice-Presidents overseeing 18 regional operating centers. The following table sets forth information for the regional operating centers as of December 31, 2001:

	Conventional	Number of	Number
Regional Operating Center	Division	Properties	of Units

Conventional:
Chicago, IL	Midwest	48	12,643
Indianapolis, IN	Midwest	53	15,416

		101	28,059

Philadelphia, PA	Northeast	23	10,900
Rockville, MD	Northeast	44	15,374

		67	26,274

Los Angeles, CA	Pacific	53	10,407

Atlanta, GA	Southeast	83	20,716
Boca Raton, FL	Southeast	66	17,966
Columbia, SC	Southeast	88	20,806
Lansing, MI	Southeast	59	17,889
Tampa, FL	Southeast	45	12,711

		341	90,088

Dallas, TX	Texas	49	11,647
Houston, TX	Texas	85	19,908

		134	31,555

Denver, CO	West	32	7,750
Phoenix, AZ	West	57	14,759

		89	22,509

	Affordable Division

Affordable:
Greenville, SC	East	93	10,966
Yardley, PA	Northeast	126	17,701
Orlando, FL	Southeast	90	8,911
Kansas City, MO	West	182	21,358

		491	58,936

Properties not currently managed by the Company		95	12,460

Total		1,371	280,288

     At December 31, 2001, the Company owned or controlled (consolidated) 552 properties containing 156,142 units. These consolidated properties contain, on average, 283 apartment units, with the largest property containing 2,907 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. In addition, at December 31, 2001, the Company held an equity interest in (unconsolidated) 574 properties containing 92,626 units, and managed 245 other properties containing 31,520 units. The Company’s total portfolio of 1,371 properties contain, on average, 204 apartment units, with the largest property containing 2,907 apartment units, and includes 95 properties with 12,460 units that are not currently managed by the Company.

     Substantially all of the properties owned or controlled by the Company are encumbered by mortgage indebtedness. At December 31, 2001, the Company had aggregate mortgage indebtedness totaling $4,456.2 million, which was secured by 543 properties with a combined net book value of $6,754 million, having an aggregate weighted average interest rate of 7.02%. As of December 31, 2001, approximately 5% of the Company’s outstanding debt was short-term debt and 95% was long-term debt. See the financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the Company’s indebtedness.

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

  Limited Partnerships

     In connection with the Company’s acquisitions of interests in limited partnerships that own properties (including mergers with such limited partnerships), the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company believes it complies with its fiduciary obligations and relevant partnership agreements, and does not expect such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole. The Company may incur costs in connection with the defense or settlement of such litigation, which could adversely affect the Company’s desire or ability to complete certain transactions.

  Other Legal Matters

     In December 2001, the Company and certain of its affiliated partnerships which own properties voluntarily entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) and HUD pursuant to which they agreed to pay a fine of $130,000, and conduct lead-based paint inspections and other testing, if necessary, on properties initially built prior to 1978, and re-issue lead-based paint disclosures to residents of such properties which have not been certified as lead-base paint free. In return, neither the Company nor its properties will be subject to any additional fines for inadequate disclosures prior to the Company’s execution of the agreement. The cost of the settlement, inspections and remediations incurred to date had been reserved for at the time the Company acquired the NHP and Insignia portfolios. Any remaining costs are not expected to be material.

     On January 30, 2002, the Company and four of its affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as, other statutory and equitable relief. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and will vigorously defend itself. While the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material impact upon the Company’s financial condition taken as a whole.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II

ITEM 5.  Market Price of and Distributions on the Registrant’s Common Units and Related Unitholder Matters

     There is no public market for the OP Units, and the Partnership does not intend to list the OP Units on any securities exchange. In addition, the Partnership agreement restricts the transferability of OP Units. The following table sets forth the cash distributions per common OP Unit during the years ended December 31, 2001 and 2000:

	Year Ended
	December 31,

	2001	2000

1st Quarter	$0.7800	$0.7000
2nd Quarter	0.7800	0.7000
3rd Quarter	0.7800	0.7000
4th Quarter	0.7800	0.7000

     On March 20, 2002, there were 88,950,562 common OP Units outstanding, held by 2,770 Unitholders of record.

     The Company completed tender offers for limited partnership interests and acquisitions of individual properties resulting in the issuance of approximately 912,000 common OP Units in 2001. The Partnership also issued 1.2 million preferred OP Units to acquire individual properties and limited partnership interests. Each of these transactions was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof or Regulation D thereunder.

     During the year ended December 31, 2001, the Partnership issued to AIMCO, in exchange for cash, 2,530,000 Class Q Preferred Units and 4,940,000 Class R Preferred Units. All the proceeds were used to repay indebtedness or for general corporate purposes. In addition, the Partnership issued to AIMCO, in exchange for assets that AIMCO acquired in the OTEF merger, 4,000,000 Class P Preferred Units. Each of these transactions was also exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or Regulation D thereunder.

ITEM 6.  Selected Financial Data

     The following selected financial data for the Partnership is based on audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	For the Year Ended December 31,

	2001	2000(1)	1999(1)	1998(1)	1997(1)

OPERATING DATA:

Rental and other property revenues	$1,286,603	$1,051,000	$531,883	$373,963	$193,006
Property operating and owned management expense	(505,560)	(439,840)	(214,607)	(147,844)	(77,521)

Income from rental property operations	781,043	611,160	317,276	226,119	115,485
Income (loss) from investment management business	27,591	15,795	8,605	(6,103)	(1,876)
General and administrative expenses	(18,530)	(18,123)	(14,152)	(10,532)	(5,396)
Depreciation of rental property(2)	(341,781)	(298,946)	(131,257)	(83,908)	(37,741)
Interest expense	(310,361)	(269,826)	(139,124)	(88,208)	(51,385)
Interest and other income, net	68,593	66,241	54,098	28,170	8,676
Operating earnings	149,917	107,757	82,475	64,641	30,246
Distribution to minority interest partners in excess of income	(47,701)	(24,375)	—	—	—
Gain (loss) on disposition of real estate property	18,848	26,335	(1,785)	4,287	2,720
Net income	121,064	109,717	80,690	68,928	32,697
Net income attributable to preferred OP Unitholders	100,134	70,217	54,173	26,533	2,315
Net income attributable to common OP Unitholders	20,930	39,500	26,517	42,395	30,382

OTHER INFORMATION:
Total owned or controlled properties (end of period)	552	566	373	234	147
Total owned or controlled apartment units (end of period)	156,142	153,872	106,148	61,672	40,039
Total equity properties (end of period)	574	683	751	902	515
Total equity apartment units (end of period)	92,626	111,748	133,113	171,657	83,431
Units under management (end of period)	31,520	60,669	124,201	146,034	69,587
Basic earnings per unit	$0.25	$0.53	$0.39	$0.80	$1.09
Diluted earnings per unit	$0.25	$0.52	$0.38	$0.78	$1.08
Distributions paid per common OP Unit	$3.12	$2.80	$2.50	$2.25	$1.85

BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation	$8,313,228	$7,012,452	$4,512,697	$2,771,169	$1,657,207
Real estate, net of accumulated depreciation	6,703,600	6,099,694	4,096,705	2,543,014	1,503,922
Total assets	8,222,390	7,699,174	5,684,251	4,186,764	2,100,510
Total indebtedness	4,669,662	4,360,115	2,584,289	1,601,730	808,530
Mandatorily redeemable convertible preferred securities	20,637	32,330	149,500	149,500	—
Partners’ capital	3,085,846	2,831,964	2,486,889	2,153,335	960,176

(1)	Certain reclassifications have been made to 2000, 1999, 1998 and 1997 amounts to conform with the 2001 presentation. These reclassifications represent certain eliminations of self-charged management fee income and expenses in accordance with consolidation accounting principles. Effective January 1, 2001, the Company began consolidating its previously unconsolidated subsidiaries (see Note 6 to the consolidated financial statements). Prior to this date, the Company had significant influence but did not have control. Accordingly, such investments were accounted for under the equity method.

(2)	Effective July 1, 2001 for certain assets and October 1, 2001 for the majority of the portfolio, the Company extended the estimated useful lives of its buildings and improvements from a weighted average composite life of 25 years to a weighted average composite life of 30 years. This change increased net income by approximately $36 million or $0.42 per diluted unit in 2001.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report, the Company’s Annual Report to Stockholders and other filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, AIMCO’s continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission.

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K. The following discussion of results of operations is based on net income calculated under accounting principles generally accepted in the United States. The Company, however, considers Funds From Operations, less a reserve for capital replacement spending, to be a more meaningful measure of economic performance.

Critical Accounting Policies and Estimates

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

  Impairment of Long-Lived Assets

     Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

     Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties or a reduction in the demand for our multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Company’s assets, including real estate, investments in unconsolidated real estate partnerships, notes receivable from unconsolidated real estate partnerships, and the retained residual interest in financial assets.

  Notes Receivable and Interest Income Recognition

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

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions, market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts are determined to be collectible. Interest income is ultimately collected in cash or through foreclosure of the property securing the note. Future adverse changes in market conditions or poor operating results of underlying properties could result in an inability to recover the carrying value of the notes, thereby possibly requiring an impairment charge in the future.

  Capitalized Costs

     The Company capitalizes direct and indirect costs (including interest, real estate taxes and other costs) in connection with the redevelopment, initial capital expenditures, capital enhancement and replacement needs of its owned or controlled properties. Indirect costs that do not relate to the above activities, including general and administrative expenses are charged to expense as incurred. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of certain redevelopment activities and the costs associated with such activities. As a result, changes in costs and activity may have a significant impact on the Company’s results of operations and cash flows.

  Intangible Assets

     The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

  Income Taxes

     The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, our ability to continue to successfully execute our business plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

  Allowance for Loan Losses

     The Company is required to estimate the collectibility of its notes receivable. Management’s judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each borrower. Allowances are based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for loan loss is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, full realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate loan loss allowance. Significant changes in required reserves may occur in the future due to the changes in the market environment.

  Legal Contingencies

     The Company is currently involved in certain legal proceedings. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies, related to these proceedings.

  Insurance

     A portion of the Company’s insurance for workers’ compensation, property casualty, general liability, and vehicle liability is self-insured. A third-party administrator is used to process all such claims. As a result, the Company accrues for such liabilities based upon the claim reserves established by the third-party administrator each month. The Company’s reserves associated with the exposure to these self-insured liabilities are reviewed by management for adequacy at the end of each reporting period.

  Transfers of Financial Assets

     Gains and losses from sales of financial assets are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FAS Statement No. 125” and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained residual interests based upon their respective fair values at the date of sale.

     The Company recognizes any interests in the transferred assets and any liabilities incurred in connection with the sale of financial assets in its consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of such interests are recognized in the consolidated statements of income. The use of different estimates or assumptions could produce different financial results.

Results of Operations

  Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

     Effective January 1, 2001, the Company began consolidating its previously unconsolidated subsidiaries (see Note 6 to the consolidated financial statements). Prior to this date, the Company had significant influence but did not have control. Accordingly, such investments were accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings or losses of the entity for the periods being presented was included in equity in earnings (losses) from unconsolidated subsidiaries. In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the year ended December 31, 2000, have been included in the following analysis as though they had been consolidated, and as a result the 2000 amounts are different than the historical information as previously reported. All significant intercompany revenues and expenses have been eliminated. Dollar amounts are in thousands.

	Year Ended December 31,
	2001	2000

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$1,286,603	$1,080,958
Property operating expenses	(496,776)	(441,503)
Owned property management expense	(8,784)	(14,902)

Income from property operations	781,043	624,553

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	165,800	166,154
Management and other expenses	(119,480)	(114,840)
Amortization of intangibles	(18,729)	(12,070)

Income from investment management business	27,591	39,244

General and administrative expenses	(18,530)	(18,123)
Consulting fees — business process improvement	(6,400)	—
Provision for losses on accounts, fees and notes receivable	(6,646)	—
Depreciation of rental property	(341,781)	(301,749)
Interest expense	(310,361)	(284,008)
Interest and other income	68,593	70,823
Equity in earnings (losses) of unconsolidated real estate partnerships	(16,662)	5,246
Minority interest in consolidated real estate partnerships	(26,930)	(28,229)

Operating earnings	149,917	107,757
Distributions to minority interest partners in excess of income	(47,701)	(24,375)
Gain on disposition of real estate property, net	18,848	26,335

Net income	$121,064	$109,717

Net income attributable to preferred OP Unitholders	$100,134	$70,217

Net income attributable to common OP Unitholders	$20,930	$39,500

Net Income

     The Company recognized net income of $121.1 million, and net income attributable to common OP Unitholders of $20.9 million, for the year ended December 31, 2001, compared to net income and net income attributable to common OP Unitholders of $109.7 million and $39.5 million, respectively, for the year ended December 31, 2000. Net income attributable to common OP Unitholders represents net income less distributions accrued on preferred OP Units.

     The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

     Consolidated rental and other property revenues from the Company’s owned and controlled properties totaled $1,286.6 million for the year ended December 31, 2001, compared with $1,081.0 million for the year ended December 31, 2000, an increase of $205.6 million, or 19.0%. This increase in consolidated rental and other property revenues is a result of the following:

•	The acquisition of properties contributed 59.7% of the increase. These contributing acquisitions include the Oxford properties and 12 other properties acquired in the third and fourth quarters of 2000, and three properties in 2001.

•	The purchase of controlling interests in and the subsequent consolidation of partnerships contributed 31.0% of the increase. These partnerships included 80 properties that were first consolidated after the first quarter of 2000, and seven properties that were first consolidated in 2001.

•	A 3.6% increase in same store revenues contributed 18.9% of the total increase. See further discussion of same store results under the heading “Same Store Property Operating Results”.

•	The disposition of 25 consolidated apartment properties in 2001 and 22 consolidated apartment properties occurring after the first quarter of 2000 offset the effect of the above increase by 9.6%.

     Consolidated property operating expenses from the Company’s owned and controlled properties, consisting of on-site payroll costs, utilities, contract services, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $496.8 million for the year ended December 31, 2001, compared with $441.5 million for the year ended December 31, 2000, an increase of $55.3 million or 12.5%. This increase in consolidated property operating expenses is a result of the following:

•	The acquisition of properties contributed 66.5% of the increase. These contributing acquisitions include the Oxford properties and 12 other properties acquired in the third and fourth quarters of 2000, and three properties in 2001.

•	The purchase of controlling interests in and the subsequent consolidation of partnerships contributed 49.8% of the increase. These contributing partnerships included 80 properties that were first consolidated after the first quarter of 2000, and seven properties that were first consolidated in 2001.

•	A 4.4% increase in same store expenses contributed 35.2% of the total increase. See further discussion of same store results under the heading “Same Store Property Operating Results”.

•	The capitalization of $19 million of construction-related costs offset the above increase by 34.4%. See further discussion of same store results under the heading “Same Store Property Operating Results”.

•	The disposition of 25 consolidated apartment properties in 2001 and 22 consolidated apartment properties occurring after the first quarter of 2000 further offset the effect of the above increase by 17.1%.

     Consolidated owned property management expenses, representing the costs of managing the Company’s owned and controlled properties, totaled $8.8 million (net of intercompany eliminations) for the year ended December 31, 2001, compared with $14.9 million for the year ended December 31, 2000, a decrease of $6.1 million or 40.9%. The decrease is the result of increased ownership in controlled, consolidated partnerships, which requires additional elimination of property management expenses and the associated income from the investment management business, in accordance with consolidation accounting principles.

Consolidated Investment Management Business

     Income from the consolidated asset and investment management business, which is primarily earned from affiliated unconsolidated real estate partnerships in which the Company is the general partner, was $27.6 million for the year ended December 31, 2001, compared with $39.2 million for the year ended December 31, 2000, a decrease of $11.6 million or 29.6%. This decrease in consolidated investment management business is a result of the following:

•	A decrease of $22 million in management fees and other income due to a reduction in the number of properties managed, including approximately 225 for third parties.

•	A decrease of $6.6 million due to increased amortization of intangibles from additional property and asset management contract intangibles that were acquired as part of the acquisition of the Oxford properties.

•	A decrease of $5.6 million due to additional management and other expenses relating to one time, mostly non-recurring, losses from health and property casualty insurance claims.

•	A decrease of $2.5 million due to the increased ownership in controlled, consolidated partnerships, which requires additional elimination of management fee income and the associated property management expense.

•	An increase of $10.3 million as the Company earned fees resulting from additional construction supervisory management services in 2001. These fees were calculated and billed to the real estate partnerships based on a percentage of volume of construction activities.

•	An increase of $9.7 million due to increased capitalization of direct and indirect costs related to construction, redevelopment, capital enhancement and capital replacement activities.

•	An increase of $4.6 million resulting from accounting and other fees earned from the Oxford properties, which were acquired by the Company in September 2000.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 eliminates amortization of goodwill and indefinite-lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite-lived intangible assets. The requirements of SFAS 142 are effective for the Company beginning January 1, 2002. The Company anticipates that the adoption of the non-amortization provision of SFAS 142 will result in an increase in annual net income of $7.9 million ($0.09 per diluted OP Unit) per year.

Consolidated General and Administrative and Other Expenses

     Consolidated general and administrative expenses remained consistent, with $18.5 million for the year ended December 31, 2001 compared with $18.1 million for the year ended December 31, 2000.

     The Company incurred $6.4 million of consulting fees paid to a specialized third party vendor for the year ended December 31, 2001 in connection with a systematic and comprehensive effort to improve its business processes and financial controls. This effort resulted in identifying many initiatives to eliminate work and reduce costs. Three of the main themes were to increase focus on the operation of the conventional properties, strengthen corporate support to field operations and increase focus on the realization of equity values embedded in the Company’s portfolio of affordable properties. In 2001, the Company transferred affordable property management to a team separate from conventional property management, and reduced its business of providing property management services to unrelated third parties from 60,669 units at the end of 2000 to 31,520 units by the end of 2001, in order to focus on the operation of conventional properties. The Company has strengthened a number of its corporate functions including purchasing, which has provided for lower costs; marketing, to improve traffic; human resources, to improve the recruitment, training and retention of top performers; financial control, to provide more timely financial information; and information technology systems, which includes the pending installation of an on site property management program.

     Additionally, for the year ended December 31, 2001, the Company provided for an additional allowance of $6.6 million for possible losses on accounts, fees and notes receivable and other contingencies.

Consolidated Depreciation of Rental Property

     Consolidated depreciation of rental property totaled $341.8 million for the year ended December 31, 2001, compared with $301.7 million for the year ended December 31, 2000, an increase of $40.1 million or 13.3%. This increase is a result of the purchase of interests in the Oxford properties, as well as other acquisitions, which contributed 124.9% of the increase; the purchase of controlling interests and the subsequent consolidation of partnerships, which contributed 34.7% of the increase; and depreciable additions to same store properties, contributing 29.9% of the increase. The effect of the foregoing was offset 84.8% by a decrease of $34 million due to a change in estimate of useful lives, as explained in the next paragraph, and 4.7% due to the sale of 25 consolidated apartment properties in 2001 and 22 consolidated apartment properties in 2000.

     During 2001, the Company completed a comprehensive review of its real estate related depreciation. As a result of this review, the Company has changed its estimate of the remaining useful lives for its buildings and improvements. Effective July 1, 2001 for certain assets and October 1, 2001 for the majority of the portfolio, the Company extended useful lives of these assets from a weighted average composite life of 25 years to a weighted average composite life of 30 years. This change increased net income by approximately $36 million or $0.42 per diluted unit in 2001. The Company believes the change reflects the remaining useful lives of the assets and is consistent with prevailing industry practice. The Company expects this change in useful lives to increase net income by approximately $76 million in 2002 over 2001.

Consolidated Interest Expense

     Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $310.4 million for the year ended December 31, 2001, compared with $284.0 million for the year ended December 31, 2000, an increase of $26.4 million or 9.3%. This increase is a result of the purchase of interests in the Oxford properties, as well as other acquisitions, which contributed 134.2% of the increase and the purchase of controlling interests and the subsequent consolidation of real estate partnerships, which contributed 54.0% of the increase. The effect of the foregoing was offset 17.1% by the sale of 25 consolidated apartment properties in 2001 and 22 consolidated apartment properties in 2000. The foregoing was further offset 71.1% by an $11.4 million decrease in the interest expense on the Company’s line of credit, as the Company had lower average balances outstanding during the year, and the cost of such borrowing was at a weighted average interest rate of 6.64% for the year ended December 31, 2001 compared to 8.95% for the year ended December 31, 2000.

Consolidated Interest and Other Income

     Consolidated interest and other income decreased $2.2 million or 3.2% from $70.8 million for the year ended December 31, 2000, compared to $68.6 million for the year ended December 31, 2001. This decrease was the result of the following:

•	Accretion of discounted notes decreased $16.5 million from $26.4 million, net of allocated expenses, for the year ended December 31, 2000 to $9.9 million, net of allocated expenses, for the year ended December 31, 2001. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). This decrease in accretion was due to fewer loans and fewer transactions completed that resulted in accretion.

•	Interest from money market and interest bearing accounts decreased $7.4 million as interest rates on deposit accounts have decreased approximately 200 basis points from the prior year, as well as the Company had lower average cash balances ($87.8 million in 2001, compared to $113.8 million in 2000) due to the paydown of certain obligations and distributions to minority interest partners.

•	The above decreases were offset by the gain of $26.1 million recognized from the sale of certain tax-exempt bonds acquired in connection with the OTEF merger.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

     Equity losses from unconsolidated real estate partnerships totaled $16.7 million for the year ended December 31, 2001, compared to earnings of $5.2 million for the year ended December 31, 2000, a decrease of $21.9 million. The acquisition of interests in the Oxford properties in 2000 contributed $2.1 million to the earnings of unconsolidated real estate partnerships. However, this was offset by the purchase of additional partnership interests which resulted in the related properties being consolidated and contributing to consolidated rental revenues and expenses (seven properties in 2001 and 80 properties in 2000).

Minority Interest in Consolidated Real Estate Partnerships

     Minority interest in consolidated real estate partnerships totaled $26.9 million for the year ended December 31, 2001, compared to $28.2 million for the year ended December 31, 2000, a decrease of $1.3 million. The decrease is a result of the Company’s purchase of additional interests in real estate partnerships, thereby reducing the minority interest allocation.

Distributions to Minority Interest Partners in Excess of Income

     Distributions to minority interest partners in excess of income increased $23.3 million from $24.4 million for the year ended December 31, 2000 to $47.7 million for the year ended December 31, 2001. When partnerships consolidated in the Company’s financial statements make cash distributions in excess of income, generally accepted accounting principles require the Company, as the majority partner, to record a charge equal to the minority partners’ excess of distribution over net income, even though there is no economic impact, cost or risk to the Company. The increase for the year occurred due to increased refinancing and operating activity, resulting in an increased amount of cash distributions to minority interest partners.

Gain on Disposition of Real Estate Property

     Gain on disposition of real estate property totaled $18.8 million for the year ended December 31, 2001, compared to $26.3 million for the year ended December 31, 2000, a decrease of $7.5 million. The sales in both periods are of properties that are considered by management to be inconsistent with the Company’s long-term investment strategy.

  Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

     The following comparisons are based on actual historical results for the year ended December 31, 2000 and the year ended December 31, 1999, as the subsidiaries that were consolidated effective January 1, 2001, were accounted for as unconsolidated subsidiaries in both 2000 and 1999.

Net Income

     The Company recognized net income of $109.7 million, and net income attributable to common OP Unitholders of $39.5 million, for the year ended December 31, 2000, compared to net income and net income attributable to common OP Unitholders of $80.7 million and $26.5 million, respectively, for the year ended December 31, 1999. Net income attributable to common OP Unitholders represents net income less distributions accrued on preferred OP Units.

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

Consolidated Investment Management Business

     Income from the consolidated investment management business was $15.8 million for the year ended December 31, 2000, compared to $8.6 million for the year ended December 31, 1999, an increase of $7.2 million or 83.7%. Before the non-cash charge for the amortization of intangibles, the income from the consolidated investment management business was comparable to the prior year. The decrease in the amortization of intangibles of $7.6 million was due to property management and asset management contract intangibles that were fully amortized in 1999.

Consolidated General and Administrative Expenses

     Consolidated general and administrative expenses totaled $18.1 million for the year ended December 31, 2000, compared to $14.2 million for the year ended December 31, 1999, an increase of $3.9 million, or 27.5%. The increase is due to additional professional fees incurred to support information technology enhancements and operational initiatives.

Consolidated Depreciation of Rental Property

     Consolidated depreciation of rental property totaled $298.9 million for the year ended December 31, 2000, compared with $131.3 million for the year ended December 31, 1999, an increase of $167.6 million. This increase is a result of the purchase of interests in the Oxford properties, as well as other acquisitions, which contributed 18% of the increase; and the purchase of controlling interests and the subsequent consolidation of partnerships, which contributed 82% of the increase.

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

Consolidated Interest and Other Income

     Consolidated interest and other income totaled $66.2 million for the year ended December 31, 2000, compared to $54.1 million for the year ended December 31, 1999, an increase of $12.1 million or 22.4%. The $66.2 million of interest income in 2000 consisted of recurring interest income of $39.8 million and accretion of loan discounts of $26.4 million. In 1999, the $54.1 million of interest income consisted of recurring interest income of $21.6 million and accretion of loan discounts of $32.5 million. Recurring interest income increased $18.2 million as a result of the following: during 2000, (i) the Company increased notes receivable from general partner loans by approximately $81.7 million, (ii) as a result of improved property operations certain of the outstanding notes receivable in the form of general partner loans remitted cash payments on a recurring basis. The combination of these factors resulted in $11.2 million of the increase in recurring interest income. The remaining recurring interest income increase of $7.0 million resulted from higher average cash balances maintained in money market and interest bearing accounts during 2000. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). The decrease in accretion of $6.0 million is due to fewer loans and fewer transactions completed that resulted in accretion.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

     Equity in earnings of unconsolidated real estate partnerships totaled $7.6 million for the year ended December 31, 2000, compared to a loss of $2.6 million for the year ended December 31, 1999, an increase of $10.2 million. Of the $10.2 million increase, $2.1 million was due to acquisition of interests in Oxford properties and the remaining was due to the acquisition of equity interests in better performing multi-family apartment properties where the Company owns a general partnership interest.

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

Minority Interest in Consolidated Real Estate Partnerships

     Minority interest in consolidated real estate partnerships totaled $3.9 million for the year ended December 31, 2000, compared to $5.8 million for the year ended December 31, 1999, a decrease of $1.9 million. The decrease is due to the acquisition of additional interests in various partnerships owning properties that were consolidated in 2000, thereby reducing minority interest ownership.

Distributions to Minority Interest Partners in Excess of Income

     Distributions to minority interest partners in excess of income was $24.4 million for the year ended December 31, 2000. There were no distributions to minority interest partners in excess of income for the year ended December 31, 1999. When partnerships consolidated in the Company’s financial statements make cash distributions in excess of income, generally accepted accounting principles require the Company, as the majority partner, to record a charge equal to the minority partners’ excess of distribution over net income, even though there is no economic impact, cost or risk to the Company. The increase for the year occurred due to increased refinancing and operating activity, resulting in an increased amount of cash distributions to minority interest partners.

Gain (Loss) on Disposition of Real Estate Property

     Gain (loss) on disposition of real estate property totaled $26.3 million for the year ended December 31, 2000, compared to a gain (loss) of ($1.8) million for the year ended December 31, 1999, an increase of $28.1 million. The sales in both periods are of properties that are considered by management to be inconsistent with the Company’s long-term investment strategy.

Same Store Property Operating Results

     The Company defines “same store” properties as conventional apartment communities in which the Company’s ownership interest exceeded 10% in the comparable periods of 2001 and 2000. “Total portfolio” includes same store properties plus acquisition and redevelopment properties. The following table summarizes the unaudited conventional rental property operations in 2001 and 2000, on a “same store” and a “total portfolio” basis (dollars in thousands):

	Same Store		Total Portfolio

	2001	2000	2001	2000

Properties	641	641	680	680
Apartment units	175,658	175,658	188,338	188,338
Average physical occupancy	93.6%	94.3%	92.0%	91.5%
Average rent collected/occupied unit/month	$689	$667	$692	$669
Revenues	$1,109,564	$1,071,395	$1,192,043	$1,129,758
Expenses	426,211	408,199	465,013	436,037

Net operating income	$683,353	$663,196	$727,030	$693,721

     Same store net operating income increased $20 million from the year ended December 31, 2000 to the year ended December 31, 2001. The 3.3% increase in average rent per occupied unit, from $667 in 2000, to $689 in 2001 contributed $35 million to this increase. Additionally, other income, primarily utility reimbursement, telephone and cable television commission, and resident fees for late payments and the like, contributed $10 million. These increases were offset by a 0.7% decrease in average occupancy year over year, which resulted in an $8 million decrease in same store net operating income, an increase in bad debt expense of $3 million, and increases in property expenses including utilities, property taxes and insurance costs of $6 million, $4 million and $5 million, respectively. Same store expenses above for 2001 and 2000 are presented before capitalization of construction-related costs.

     In 2002, same store occupancy levels are expected to remain consistent with 2001 at approximately 92% to 94%. With a focus on a continued increase of its utility reimbursement programs, the Company expects same store revenue growth of 1% to 2%. Operating expense controls remain in place throughout the Company. The Company anticipates same store expense increases of 1% to 3% for 2002, with rising insurance costs being a primary contributor. Overall, the Company expects same store net operating income growth of 0% to 2.5%. The Company has not factored in any changes in the economy that would either positively or negatively impact same store results.

Funds From Operations

     The Company measures its economic profitability based on Funds From Operations (“FFO”), less a reserve for capital replacement spending. The Company’s management believes that FFO, less such a reserve, provides investors with an understanding of the Company’s ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from extraordinary items and sales of depreciable real estate property, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, plus amortization of intangibles, plus distributions to minority interest partners in excess of income and less distributions on preferred OP Units. The Company calculates FFO (diluted) by adding back the interest expense and preferred distributions relating to convertible securities whose conversion is dilutive to FFO. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

     For the years ended December 31, 2001, 2000 and 1999, the Company’s FFO is calculated as follows (amounts in thousands):

	2001	2000	1999

Net Income	$121,064	$109,717	$80,690
Adjustments:
Real estate depreciation, net of minority interests	329,635	277,734	121,767
Real estate depreciation related to unconsolidated entities	57,506	59,360	104,071
Distribution to minority interest partners in excess of income	47,701	24,375	—
Amortization of intangibles	18,729	12,068	36,731
Income tax arising from disposition of real estate property	3,202	—	—
Gain on disposition of real estate property	(18,848)	(26,335)	1,785
Gain on disposition of land	3,843	—	—
Other items:
Deferred income tax benefit	—	154	1,763
Interest expenses on mandatorily redeemable convertible preferred securities	1,568	8,869	6,892
Preferred OP Unit distributions	(35,747)	(26,112)	(33,265)

Diluted Funds From Operations available to OP Units and OP Unit equivalents	$528,653	$439,830	$320,434

Weighted average number of OP Units and OP Unit equivalents outstanding:
Common OP Units, other OP Units and common OP Unit equivalents	84,960	77,297	69,511
Preferred OP Units convertible into common OP Units	17,187	14,209	9,020

	102,147	91,506	78,531

Cash flow provided by operating activities	$491,846	$400,364	$254,380
Cash flow used in investing activities	(140,638)	(545,981)	(241,078)
Cash flow (used in) provided by financing activities	(430,245)	201,128	35,470

Contribution to Free Cash Flow

     The Company looks at its Free Cash Flow as a means of monitoring the operations of the components of the Company’s business. In this regard, in addition to the year-to-year comparative discussion, the Company has provided disclosure (see Note 23 to the consolidated financial statements) on the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow from several components of the Company’s business, and a reconciliation of Free Cash Flow to FFO, less a reserve for capital replacements, and to net income for the years ended December 31, 2001, 2000 and 1999. The Company defines Free Cash Flow as FFO, less a reserve for capital replacements, plus interest expense and preferred OP Unit distributions.

     The following table summarizes the contributions to the Company’s Free Cash Flow (dollars in thousands):

	2001		2000		1999

	Amount	Contr.%	Amount	Contr.%	Amount	Contr.%

Real estate	$729,480	90%	$598,826	86%	$434,423	84%
Investment management business:
Property and asset management	36,604	5%	40,954	6%	38,149	7%
Activity based fees	9,716	1%	7,438	1%	4,903	1%
Interest income: recurring	35,180	4%	42,274	6%	23,206	5%
Interest income: transactional	33,413	4%	26,409	4%	32,460	6%
General and administrative and other expenses	(31,576)	(4%)	(18,123)	(3%)	(14,152)	(3%)

Total Free Cash Flow	$812,817	100%	$697,778	100%	$518,989	100%

  Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

     Total Free Cash Flow contributed was $812.8 million and $697.8 million in 2001 and 2000, respectively, an increase of $115.0 million or 16.5%.

     The real estate Free Cash Flow contribution was $729.5 million and $598.8 million in 2001 and 2000, respectively, an increase of $130.7 million or 21.8%. Real estate contribution to total Free Cash Flow increased to 90% in 2001 from 86% in 2000. The increase was due to improvements in property operations (96%), acquisitions (2%) and limited partnership acquisitions (2%).

     The property and asset management income within the investment management business contributed $36.6 million (5%) and $41.0 million (6%) to Free Cash Flow in 2001 and 2000, respectively. This decrease is primarily a result of (a) a reduction in management fees and other income earned due to a decrease in the number of properties managed, including third parties, (b) an increase in amortization of intangibles due to additional property and asset management contract intangibles that were acquired as part of the acquisition of the Oxford properties, (c) an increase in one time losses from health and property casualty insurance claims and (d) a reduction due to the increased ownership in controlled, consolidated partnerships, which requires additional elimination of management fee income and the associated property management expense. These decreases in Free Cash Flow were partially offset by increases in Free Cash Flow as a result of (a) an increase resulting from additional fees due to the acquisition of the Oxford properties in September 2000, (b) an increase in property and asset management income as the Company earned additional construction supervisory management services in 2001 and (c) an increase in the capitalization of direct and indirect costs related to construction, redevelopment, capital enhancement and capital replacement activities. Activity based fees contributed $9.7 million (1%) and $7.4 million (1%) to Free Cash Flow in 2001 and 2000, respectively. Activity based fees are earned on partnership refinancing, sales and other transactions. The increase in fee income is due to increased refinancing fees of $6.3 million in 2001, compared to $4.0 million in 2000.

     Recurring interest income decreased $7.1 million primarily as a result of a decrease in interest income from money market and interest bearing accounts. The Company had $78.1 million in cash as of December 31, 2001, compared to $157.1 million at December 31, 2000 due to the paydown of certain obligations such as the term loan and revolving credit facility, and interest rates on deposit accounts having decreased approximately 200 basis points. The transactional related interest income contribution was $33.4 million (4%) and $26.4 million (4%) of Free Cash Flow contribution in 2001 and 2000, an increase of $7 million. Transactional interest income was comprised of gain on sale of bonds and accretion of discounted notes. The Company holds investments in notes receivable which were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). Accretion decreased $16.5 million from 2000 due to fewer loans and fewer transactions completed. However, this was offset by the gain recognized from the sale of certain tax-exempt bonds.

     General and administrative and other expenses were $31.6 million and $18.1 million in 2001 and 2000, respectively. As discussed previously, the increase in general and administrative and other expenses primarily results from the $6.4 million of consulting fees paid to a specialized third party vendor and an allowance of $6.6 million for possible losses on accounts, fees and notes receivable and other contingencies.

     Contributions to conventional real estate Free Cash Flow for 2001, 2000 and 1999 before adjustment for minority interest were as follows (dollars in thousands):

	2001		2000		1999

	Amount	Contr.%	Amount	Contr.%	Amount	Contr.%

Average monthly rent greater than $1,000 per unit	$94,313	13%	$54,922	9%	$27,905	7%
Average monthly rent $900 to $1,000 per unit	78,540	10%	28,729	5%	14,300	4%
Average monthly rent $800 to $900 per unit	96,351	13%	62,613	10%	39,472	10%
Average monthly rent $700 to $800 per unit	110,018	15%	72,533	12%	58,899	15%
Average monthly rent $600 to $700 per unit	186,288	25%	165,512	27%	89,560	22%
Average monthly rent $500 to $600 per unit	143,208	19%	163,196	27%	115,141	28%
Average monthly rent below $500 per unit	42,567	5%	61,629	10%	58,516	14%

Total conventional real estate contribution to Free Cash Flow before adjustment for minority interest	$751,285	100%	$609,134	100%	$403,793	100%

     The conventional real estate contribution to Free Cash Flow was $751.3 million and $609.1 million in 2001 and 2000, respectively, an increase of $142.2 million or 23.3%. The increase was due to improvements in property operations (96%), acquisitions (2%) and limited partnership acquisitions (2%).

     The changes in the composition of conventional real estate contribution resulted in an increase in contribution from properties with an average monthly rent greater than $900 per unit to 23% from 14% in 2000, and a decrease in contribution from properties with an average monthly rent below $600 per unit to 24% from 37% in 2000. The changes were due to improvements in property operations, acquisitions, limited partnership acquisitions and dispositions.

     Note 23 in the accompanying Notes to Consolidated Financial Statements provides additional detail on each component of Free Cash Flow. The Company believes this disclosure is complementary to the results of operations discussed above.

  Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

     Total Free Cash Flow contributed was $697.8 million and $519.0 million in 2000 and 1999, respectively, an increase of $178.8 million or 34.5%.

     The real estate Free Cash Flow contribution was $598.8 million and $434.4 million in 2000 and 1999, respectively, an increase of $164.4 million or 37.8%. Real estate contribution to total Free Cash Flow increased to 86% in 2000 from 84% in 1999. The increase was due to improvements in property operations, acquisitions and limited partnership acquisitions.

     The property and asset management income within the investment management business remained consistent, with $41.0 million and $38.1 million in 2000 and 1999, respectively. Activity based fees contributed $7.4 million (1%) and $4.9 million (1%) to Free Cash Flow in 2000 and 1999, respectively. Activity based fees are earned on partnership sales, refinancing and other transactions. The increase in fee income is due to increased disposition fees received from the sale of 79 properties in 2000, compared to the fees received from the sale of 63 properties in 1999. The income received from refinancing fees also increased to $4.0 million in 2000, compared to $0.6 million in 1999.

     Recurring interest income increased $19.1 million as a result of the following: during 2000, (i) the Company increased notes receivable from general partner loans by approximately $81.7 million, (ii) as a result of improved property operations certain of the outstanding notes receivable in the form of general partner loans remitted cash payments on a recurring basis. The combination of these factors resulted in $11.2 million of the increase in recurring interest income. The remaining consolidated recurring interest income increase of $7.0 million resulted from higher average cash balances maintained in money market and interest bearing accounts during 2000. The decrease in accretion of $6.0 million is due to fewer loans and fewer transactions completed. Transactional related interest income was $26.4 million (4%) and $32.5 million (6%) of Free Cash Flow contribution in 2000 and 1999.

     The conventional real estate contribution to Free Cash Flow was $609.1 million and $403.8 million in 2000 and 1999, respectively, an increase of $205.3 million or 50.8%. The increase was due to improvements in property operations, acquisitions and limited partnership acquisitions.

     The changes in the composition of conventional real estate contribution resulted in an increase in contribution from properties with an average monthly rent greater than $800 per unit to 24% from 21% in 1999, and a decrease in contribution from properties with an average monthly rent below $500 per unit to 10% from 14% in 1999. The changes were due to improvements in property operations, acquisitions, limited partnership acquisitions and dispositions.

     Note 23 in the accompanying Notes to Consolidated Financial Statements provides additional detail on each component of Free Cash Flow. The Company believes this disclosure is complementary to the results of operations discussed above.

Liquidity and Capital Resources

	2001	2000	1999

Cash flow provided by operating activities	$491,846	$400,364	$254,380
Cash flow used in investing activities	(140,638)	(545,981)	(241,078)
Cash flow (used in) provided by financing activities	(430,245)	201,128	35,470

     At December 31, 2001, the Company had $78.1 million in cash and cash equivalents and $137.5 million of restricted cash, primarily consisting of reserves and impounds held by lenders for capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The Company’s principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of and investments in properties, dividends paid to stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands. In the event that there is an economic downturn and the cash provided by operating activities is no longer adequate, the Company has additional means, such as short-term borrowing availability, to be able to meet its short-term liquidity demands.

     On March 11, 2002, the Partnership, together with AIMCO, NHP Management Company and AIMCO/Bethesda Holdings, Inc., amended and restated its revolving credit facility. The commitment remains $400 million, and the number of lender participants in the facility’s syndicate is ten. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the equity ownership of the Company and certain subsidiaries of AIMCO. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate of 0.5% over the federal funds rate, plus, in either case, an applicable margin. From March 11, 2002 through the later of July 31, 2002 or the date on which the Casden Loan (described below) is paid in full, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. Commencing on the later of August 1, 2002 or the day after the date on which the Casden Loan is paid in full through maturity, the margin will range between 1.60% and 2.35%, in the case of LIBOR-based loans, and between 0.20% and 0.95%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at March 15, 2002 was 4.42%, and the balance outstanding was $244 million. The amount available under the amended and restated credit facility at March 15, 2002 was $156 million (less $5.0 million for outstanding letters of credit).

     In connection with the Casden Merger, the Partnership, together with AIMCO and NHP Management Company, borrowed $287 million from Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan (the “Casden Loan”) to pay the cash portion of the merger consideration and transaction costs. The primary borrowers under the Casden Loan are AIMCO and the Partnership, and all obligations thereunder are guaranteed by certain of AIMCO’s subsidiaries and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the Casden Loan is based either on LIBOR or a base rate which is the higher of Lehman Commercial Paper Inc.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin is 3.0% in the case of LIBOR-based loans and 2.0% in the case of base rate loans, but the margin may increase to 3.25% in the case of LIBOR-based loans and 2.25% in the case of base rate loans if the rating of AIMCO’s or the Partnership’s senior unsecured debt is downgraded, AIMCO’s or the Partnership’s corporate credit rating is downgraded or the rating, if any, of the Casden Loan is downgraded. The Casden Loan matures in March 2004 and can be extended once at the AIMCO’s option, for a term of one year. The financial covenants contained in the Casden Loan require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.70 to 1.0. In addition, the Casden Loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined in the Casden Loan terms) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The Casden Loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. These borrowings are expected to be repaid with internal operating cash flow and proceeds from property sales.

     In order to pay the cash portion of the purchase price and transaction costs for AIMCO’s acquisition of interests in the Oxford properties, the Partnership borrowed $302 million from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan on September 20, 2000. In March 2001, the Company paid off the remaining balance of the term loan and charged to operations approximately $2.2 million for the complete amortization of deferred financing and loan origination costs related to the term loan. The total outstanding under the term loan at December 31, 2000 was $137 million of which $74 million was classified as secured short-term financing of the Company and the remainder was a liability of the unconsolidated subsidiaries and, therefore, was included in investments in unconsolidated subsidiaries. Effective January 1, 2001, in connection with the REIT Modernization Act, the remaining liability of $63 million held at a subsidiary was consolidated.

     As of December 31, 2001, substantially all of the Company’s owned or controlled properties and 81.0% of its total assets were encumbered by or served as collateral for debt. As of December 31, 2001, the Company had total secured outstanding indebtedness of $4,669.7 million, comprised of $3,435.3 million of secured long-term financing, $1,020.9 million of secured tax-exempt long-term bond financing and $213.5 million in secured short-term financing. As of December 31, 2001, approximately 18% of the Company’s indebtedness bears interest at variable rates, of which $607.9 million, or 13%, is tax-exempt bond financing. As of December 31, 2001, the Company had 39 loans, each of which is secured by a property and also cross-collateralized with certain other loans. The aggregate principal balances outstanding on 39 loans that were cross-collateralized are $308.3 million as of December 31, 2001. Other than these loans, none of the Company’s debt is subject to cross-collateralization provisions. The weighted average interest rate on the Company’s long-term secured notes payable and tax-exempt bonds was 7.02%, with a weighted average maturity of 15 years as of December 31, 2001.

     During the year ended December 31, 2001, the Company issued $906 million of primarily long-term, fixed rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 6.1%. Each of the notes is individually secured by one of 91 properties with no cross-collateralization. The Company’s share of proceeds was $620 million, which was used to pay existing mortgage debt and transaction costs of $454 million, with the net proceeds of $166 million used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. In 2001, the Company incurred $6.6 million in prepayment costs associated with debt refinancing, which was charged to expense. During the year ended December 31, 2001, the Company also assumed $61.7 million of primarily long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 7.2% in connection with the acquisition of properties. Each of the notes is individually secured by one of five properties with no cross-collateralization.

     During the year ended December 31, 2001, AIMCO issued $186.8 million of preferred stock in two underwritten public offerings yielding $179.7 million of net proceeds. In addition, AIMCO issued $100 million of preferred stock in connection with the OTEF merger. The net proceeds were contributed by AIMCO to the Partnership in exchange for similar classes of preferred OP Units. See Note 15 to the consolidated financial statements for further discussion on these preferred OP Units. In addition, AIMCO issued $106.3 million of AIMCO Class A Common Stock in connection with the OTEF merger, and the Partnership issued $79.9 million of OP Units in connection with limited partnership and other acquisitions.

     The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations. On November 7, 2001, AIMCO and the Partnership filed a shelf registration statement with the Securities Exchange Commission (“SEC”) with respect to an aggregate of $822 million of debt and equity securities of AIMCO and $500 million of debt securities of the Partnership, all of which was carried forward from the Company’s 1998 shelf registration statement. The registration statement was declared effective by the SEC on November 9, 2001. As of December 31, 2001, AIMCO had $822 million and the Partnership had $500 million of available authorized and unissued debt and equity securities from this registration statement. The Company expects to finance acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement as well as cash from operations or short-term borrowings.

Capital Expenditures

     For the year ended December 31, 2001, the Company spent a total of $320 million for capital expenditures. Capital expenditures include capital replacements (expenditures required to maintain the related asset), initial capital expenditures (“ICE”, expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition), enhancements (expenditures that add a new feature or revenue source at a property) and redevelopment (expenditures that substantially upgrade the related property). The Company’s share of those expenditures are as follows (in millions):

	Conventional Assets	Affordable Assets	Total

Capital replacements	$52.9	$6.1	$59.0
ICE	58.5	—	58.5
Enhancements	28.2	3.5	31.7
Redevelopment	170.8	—	170.8

Total	$310.4	$9.6	$320.0

     Included in these capital expenditures are the capitalization of approximately $42 million of direct and indirect costs related to these activities. These expenditures were funded by net cash provided by operating activities, working capital reserves, and borrowings under the Company’s credit facility.

     During 2001, the Company commissioned a project to study process improvement ideas to reduce operating costs of the Company. The result of the study led to a re-engineering of Company business processes and eventual redeployment of its personnel and related capital spending. The implementation of these plans resulted in a refinement of the Company’s process for capitalizing certain direct and indirect project costs, and increased capitalization of such costs by approximately $31 million in 2001 compared to 2000. In addition, the Company had a significant increase in its backlog of planned capital activities, including affordable redevelopment and kitchen and bath enhancement programs. Accordingly, the increased capitalization of these related costs increased net income by approximately $23 million or $0.27 per diluted OP Unit for 2001 (after intercompany eliminations). Of that total, approximately $19 million resulted from the refinement of the Company’s systems and process for identifying and tracking direct and indirect costs related to those activities. The remainder of approximately $4 million relates to a combination of increased construction and redevelopment activities, a greater number of owned properties and higher cost associated with such activities. Capitalized costs are included in redevelopment, ICE, and capital expenditure spending and reflected in the associated returns from these related assets.

     The Company’s accounting treatment of various capital and maintenance costs, which the Company believes is comparable to prevailing industry standards, is detailed in the following table:

		Depreciable Life
Expenditure	Accounting Treatment	in Years

Initial capital expenditures	capitalize	5 to 15
Capital enhancements	capitalize	5 to 30
Capital replacements:
Carpet/vinyl replacement	capitalize	5
Carpet cleaning	expense	N/A
Major appliance replacement (refrigerators, stoves, dishwashers, washers/dryers)	capitalize	5
Cabinet replacement	capitalize	5
Major new landscaping	capitalize	5
Seasonal plantings and landscape replacements	expense	N/A
Roof replacements	capitalize	15
Roof repairs	expense	N/A
Model furniture	capitalize	5
Office equipment	capitalize	5
Exterior painting, significant	capitalize	5
Interior painting	expense	N/A
Parking lot repairs	expense	N/A
Parking lot repaving	capitalize	15
Equipment repairs	expense	N/A
General policy for capitalization	capitalize amounts	Various
	in excess of $250

Return on Assets and Return on Partners’ Capital

     The Company’s Return On Assets and Return On Partners’ Capital for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Based on AFFO			Based on FFO

	Year Ended			Year Ended
	December 31,			December 31,

	2001	2000	1999	2001	2000	1999

Return on Assets(a)	9.3%	10.0%	9.2%	9.9%	10.4%	9.7%
Return on Partners’ Capital
Basic(b)	13.5%	14.6%	13.8%	14.8%	15.7%	14.9%
Diluted(c)	12.8%	13.7%	12.9%	13.9%	14.6%	13.8%

(a)	The Company defines Return on Assets (AFFO) as (i) annualized Free Cash Flow, divided by (ii) Average Assets. Average Assets are computed by averaging the sum of Assets, as defined below, at the beginning and the end of the period. Assets are total assets, plus accumulated depreciation, less accumulated capital replacements of $162.7 million, $103.6 million and $63.3 million, for the years ended December 31, 2001, 2000 and 1999, respectively, and less all non-indebtedness liabilities. The Company defines Return on Assets (FFO) as (i) annualized Free Cash Flow plus capital replacements, divided by (ii) Average Assets plus accumulated capital replacements. Total assets include all of the assets of the Company, including conventional properties, affordable properties and investments in unconsolidated real estate partnerships.

(b)	The Company defines Return on Partners’ Capital-Basic (AFFO) as (i) annualized AFFO-Basic, divided by (ii) Average Partners’ Capital. Average Partners’ Capital is computed by averaging the sum of Partners’ Capital, as defined below, at the beginning and the end of the period. Partners’ Capital is total partners’ capital, plus accumulated depreciation, less accumulated capital replacements of $162.7 million, $103.6 million and $63.3 million, for the years ended December 31, 2001, 2000 and 1999, respectively, less preferred OP Units. The Company defines Return on Partners’ Capital-Basic (FFO) as (i) annualized AFFO-Basic plus capital replacements; divided by (ii) Average Partners’ Capital plus accumulated capital replacements.

(c)	The Company defines Return on Partners’ Capital-Diluted (AFFO) and Return on Partners’ Capital-Diluted (FFO) assuming conversion of debt and preferred securities whose conversion is dilutive.

     Return on Assets based on AFFO and FFO in 2001 decreased from 2000 by 0.7% and 0.5%, respectively, primarily as a result of (i) the consolidation of the taxable REIT subsidiaries, which were previously unconsolidated; and (ii) the consolidation of additional real estate partnerships, resulting in 100% of these partnerships’ assets being included, but only the Company’s ownership share of the return is included. Return on Partners’ Capital based on AFFO and FFO in 2001 decreased from 2000 due to the decline in Return on Assets, as magnified by increased financial leverage.

Contingencies

  Environmental

     Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at affected apartment communities and our ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties or properties it acquires or manages in the future.

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

ITEM 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company’s primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse mortgage debt in order to avoid the refunding or repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with cash from operating activities, property sales proceeds or long-term debt financings.

     The Company had $853.4 million of variable rate debt outstanding at December 31, 2001, which represents 18% of the Company’s total outstanding debt. Of the total variable debt, $607.9 million was floating tax-exempt bond financing, $32.0 million was floating secured notes and the remaining $213.5 million was the amount outstanding on the credit facility. Variable rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index (the “BMA Index), which had yields ranging from 1.61% to 2.98% in the year ended December 31, 2001. Since 1981, BMA Index has averaged 56.2% of the 10-year Treasury Yield. Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $8.5 million on an annual basis. At December 31, 2001, the Company had $3,816.3 million of fixed-rate debt outstanding.

     As of December 31, 2001, the scheduled principal amortization and maturity payments for the Company’s consolidated secured notes payable and consolidated secured tax-exempt bonds are as follows (dollars in thousands):

	Amortization	Maturities	Total	Percentage

2002	$97,137	$134,106	$231,243	5.2%
2003	100,540	220,780	321,320	7.2%
2004	107,218	49,915	157,133	3.5%
2005	114,210	130,944	245,154	5.5%
2006	118,159	199,401	317,560	7.1%
Thereafter			3,183,752	71.5%

			$4,456,162	100.0%

     The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2001 approximates their carrying value due to their relatively short term nature. Management further believes that the fair value of the Company’s variable rate secured tax-exempt bond debt and variable rate secured long-term debt approximate their carrying values. The fair value for the Company’s fixed-rate debt agreements was estimated based on the quoted market rate for the same or similar issues. The carrying amount of the Company’s fixed-rate debt at December 31, 2001 was $3.8 billion compared to the computed fair value of $4.2 billion (see Note 3 to the consolidated financial statements).

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     All of the executive officers of the General Partner of the Partnership also serve as executive officers of AIMCO. Accordingly, the information below reflects the directors of the General Partner and the executive officers of both the General Partner and AIMCO. The officers of AIMCO and the General Partner are elected annually by their respective Boards of Directors.

Name	Age	First Elected	Position

Terry Considine	54	July 1994	Chairman of the Board of Directors and Chief Executive Officer
Peter K. Kompaniez	57	July 1994	Vice Chairman of the Board of Directors and President
Harry G. Alcock	39	October 1999	Executive Vice President and Chief Investment Officer
Joel F. Bonder	53	December 1997	Executive Vice President — Legal and Regulatory Affairs
Miles Cortez	58	August 2001	Executive Vice President, General Counsel and Secretary
Joseph DeTuno	57	February 2001	Executive Vice President — Redevelopment
Patrick J. Foye	45	May 1998	Executive Vice President
Lance J. Graber	41	October 1999	Executive Vice President — Affordable Transactions
Paul J. McAuliffe	45	February 1999	Executive Vice President and Chief Financial Officer
Ronald D. Monson	45	February 2001	Executive Vice President and Head of Property Operations
David Robertson	36	February 2002	Executive Vice President — Affordable Properties

     The following is a biographical summary of the experience of the current directors of the General Partner and executive officers of the General Partner and AIMCO as of March 1, 2002.

  Terry Considine. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer since July 1994. Mr. Considine serves as Chairman and Chief Executive Officer of American Land Lease, Inc., another public real estate investment trust and successor to Asset Investors Corporation and Commercial Assets, Inc. Mr. Considine devotes his time to his responsibilities at the General Partner and AIMCO on a full time basis, and the balance to American Land Lease, Inc.

  Peter K. Kompaniez. Mr. Kompaniez has been Vice Chairman of the Board of Directors since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated (“NHP”), after it was acquired by the Company in December 1997.

  Harry G. Alcock. Mr. Alcock served as a Vice President from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions. Mr. Alcock served as Senior Vice President-Acquisitions until October 1999, when he was promoted to Executive Vice President and Chief Investment Officer. Mr. Alcock has had responsibility for acquisition and financing activities of the Company since July 1994.

  Joel F. Bonder. Mr. Bonder was appointed Executive Vice President — Legal and Regulatory Affairs in August 2001 and previously served as Executive Vice President, General Counsel and Secretary from December 1997 to August 2001. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until it was acquired by the Company in December 1997.

  Miles Cortez. Mr. Cortez was appointed Executive Vice President, General Counsel and Secretary in August 2001. Prior to joining the Company, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1, 1997 through September 30, 2001. From August 1, 1993 through November 30, 1997, Mr. Cortez was a partner at McKenna & Cuneo LLP in Denver. He served as president of the Colorado Bar Association from 1996 to 1997 and the Denver Bar Association from 1992 to 1993.

  Joseph DeTuno. Mr. DeTuno was appointed Executive Vice President - Redevelopment in February 2001 and previously served as Senior Vice President — Property Redevelopment from August 1997 to February 2001. Prior to joining the Company, Mr. DeTuno was President and founder of JD Associates, his own full service real estate consulting, advisory and project management company which he founded in 1990.

  Patrick J. Foye. Mr. Foye was appointed Executive Vice President in May 1998. He is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining the Company, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

  Lance J. Graber. Mr. Graber was appointed Executive Vice President - Affordable Transactions in October 1999. His principal business function is overseeing affordable housing transactions. Prior to joining the Company, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

  Paul J. McAuliffe. Mr. McAuliffe has been Executive Vice President since February 1999 and was appointed Chief Financial Officer in October 1999. From May 1996 until he joined the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

     Ronald D. Ronald D. Monson. Mr. Monson was appointed Executive Vice President and Head of Property Operations in February 2001. Previously, he served as Regional Vice President from March 1997 to May 1998, when he was promoted to Senior Vice President of the Midwest Division. Mr. Monson served as Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division. From April 1994 to February 1997, Mr. Monson was a Regional Vice President for Great Atlantic Property Management.

  David Robertson. Mr. Robertson was appointed Executive Vice President - Affordable Properties in February 2002. He is responsible for affordable property operations, refinancing and other value creation within the Company’s affordable portfolio. Prior to joining the Company, Mr. Robertson was a member of the investment-banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO’s initial public offering in 1994. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

  Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act requires the General Partner’s executive officers and directors, and persons who own more than ten percent of a registered class of OP Units, to file reports (Forms 3, 4 and 5) of unit ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent of the Partnership’s OP Units are required by Securities Exchange Commission regulations to furnish the Partnership with copies of all such forms that they file.

     Based solely on the Partnership’s review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2001, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, the Partnership believes that during the period ended December 31, 2001, all filing requirements were complied with by its executive officers, directors and beneficial owners of more than ten percent of the OP Units.

ITEM 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid for each of the three fiscal years ended December 31, 2001 to the directors of the General Partner and the Chief Executive Officer and each of the four other most highly compensated executive officers of the General Partner and AIMCO (the “Named Executive Officers”). Information regarding stock options and other stock based compensation payable by AIMCO has been included for informational purposes since the Partnership will issue to AIMCO additional OP Units upon exercise of such stock options and the contribution to the Partnership of the net proceeds therefrom.

					Long Term
					Compensation(1)(2)

						Securities
					Restricted	Underlying Stock
		Annual Compensation		Other Annual	Stock	Options/SARs	All Other
Name and Principal Position	Year	Salary($)	Bonus($)(3)	Compensation($)	Awards ($)(4)	Awards (#)	Compensation($)

Terry Considine	2001	$100,000	$857,500	None	None	921,970	None
Chairman of the Board of	2000	275,000	None	None	None	200,000	None
Directors and Chief	1999	275,000	1,275,000	None	None	385,294	None
Executive Officer
Peter K. Kompaniez	2001	100,000	507,500	None	None	437,122	None
President and Vice Chairman	2000	235,000	None	None	None	200,000	None
	1999	235,000	985,000	None	None	75,000	None
Harry Alcock	2001	200,000	397,500	None	$570,500	40,000	None
Executive Vice-President and	2000	200,000	None	None	400,000	20,000	None
Chief Investment Officer	1999	180,000	280,000	None	None	35,529	None
Patrick J. Foye	2001	225,000	382,500	None	892,500	None	None
Executive Vice President	2000	225,000	None	None	2,000,000	None	None
	1999	225,000	400,000	None	1,000,000	29,412	None
Paul McAuliffe(5)	2001	200,000	457,500	None	470,000	203,788	None
Executive Vice President and	2000	200,000	None	None	1,200,000	20,000	None
Chief Financial Officer	1999	166,667	300,000	None	1,000,000	223,529	None

(1)	Excludes 64,865 shares of AIMCO Class A Common Stock underlying options granted to Mr. McAuliffe in 1999, which were immediately exercised to purchase shares pursuant to the Company’s leveraged stock purchase program.

(2)	Options were awarded in January 2000, 2001 and 2002, respectively, in respect of 1999, 2000 and 2001 fiscal years.

(3)	Includes all Discretionary and Incentive cash compensation earned by the Named Executive Officers.

(4)	The value of the 1999 restricted stock awards at the end of the last fiscal year was $1,143,250, and $1,143,250 for Messrs. Foye and McAuliffe, respectively. Such value is determined by the market price, $45.73, for the stock at the last day of the last fiscal year. The number of 1999 restricted stock awards held by Messrs. Foye and McAuliffe at the end of the last fiscal year was 25,000 shares, and 25,000 shares, respectively. Restrictions lapse on the second (40%), third (20%), fourth (20%) and fifth (20%) anniversaries of the award. The value of the 2000 restricted stock awards at the end of the last fiscal year was $384,041, $1,920,203 and $1,152,122 for Messrs. Alcock, Foye and McAuliffe, respectively. Such value is determined by the market price, $45.73, for the stock at the last day of the last fiscal year. The number of 2000 restricted stock awards held by Messrs. Alcock, Foye and McAuliffe at the end of the last fiscal year was 8,398 shares, 41,990 shares, and 25,194 shares, respectively. Restrictions lapse ratably over three years from the date of the award. The restricted stock awards in consideration of 2001 to Messrs. Alcock, Foye and McAuliffe are 13,085 shares, 20,470 shares and 10,780 shares, respectively, which will be issued on May 1, 2002. Restrictions lapse ratably over three years from the date of the award for 2,351 of the 13,085 shares, 2,122 of the 20,470 shares, and 2,752 of the 10,780 shares held by Messrs. Alcock, Foye and McAuliffe, respectively. The restrictions on the remaining shares lapse on the second (40%), third (20%), fourth (20%) and fifth (20%) anniversaries of the award. Holders of restricted stock awards are entitled to receive the dividends thereto commencing on the date of grant.

(5)	Mr. McAuliffe was not an employee of the Company prior to February 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     Information on options granted in 2002 for the 2001 fiscal year to the Named Executive Officers is set forth in the following table:

	Individual Grants(1)

		% of
		Total
		Options/
		SARs			Potential Realizable Value at
	Number of	Granted			Assumed Annual Rates of Stock
	Securities	To			Price Appreciation for Option
	Underlying	Employees	Exercise or		Term(2)
	Options/SARs	in Fiscal	Base	Expiration
Name	Granted(#)	Year	Price($/Sh)	Date	5%($)	10%($)

Terry Considine	921,970 (3)	52.9%	$43.60	1/28/2012	$25,284,474	$64,075,440
Peter K. Kompaniez	437,122 (3)	25.1%	43.60	1/28/2012	11,987,809	30,379,280
Harry Alcock	40,000 (3)	2.3%	43.60	1/28/2012	1,096,976	2,779,936
Patrick J. Foye	None	—	—	—	—	—
Paul J. McAuliffe	203,788 (3)	11.7%	43.60	1/28/2012	5,588,764	14,162,940

(1)	Under the terms of the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the “1997 Stock Plan”), the plan administrator retains discretion, subject to certain restrictions, to modify the terms of outstanding options. The exercise price of incentive options granted under the 1997 Stock Plan equal the fair market value of a share of AIMCO Class A Common Stock on the date of grant. The exercise price of non-qualified options issued under the 1997 Stock Plan generally equals the fair market value of a share of AIMCO Class A Common Stock on the date of grant.

(2)	Assumed annual rates of stock price appreciation are set forth for illustrative purposes only. The amounts shown are for the assumed rates of pre-tax appreciation only, do not constitute projections of future stock price performance, and may not be realized.

(3)	For 757,576 options, 378,788 options, 40,000 options and 196,970 options for Messrs. Considine, Kompaniez, Alcock and McAuliffe, respectively, vesting is on the second (40%), third (20%), fourth (20%) and fifth (20%) anniversaries of the grant date. For 164,394 options, 58,334 options and 6,818 options for Messrs. Considine, Kompaniez and McAuliffe, respectively, vesting is ratable over three years from the date of the grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

     Information on option exercises during 2001 by the Named Executive Officers, and the value of unexercised options held by Named Executive Officers at December 31, 2001 is set forth in the following table.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options/SARs at		In-the-Money Options/SARs
			FY-End(#)(1)		at FY-End($)(2)
	Shares Acquired	Value
Name	on Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Terry Considine	2,400	$57,540	1,564,000	2,753,264	$13,067,220	$15,591,052
Peter K. Kompaniez	200,000	2,173,800	289,000	1,113,122	2,414,595	4,889,300
Harry Alcock	20,000	236,500	43,000	149,173	359,265	762,459
Patrick J. Foye	None	None	220,000	184,412	1,700,600	1,560,799
Paul J. McAuliffe	None	None	None	447,317	None	2,350,183

(1)	Includes: 921,970 shares, 437,122 shares, 40,000 shares and 203,788 shares subject to options granted to Messrs. Considine, Kompaniez, Alcock and McAuliffe, respectively, in January 2002.

(2)	Market value of underlying securities at fiscal year-end, less the exercise price. Market value is determined based on the closing price of the AIMCO Class A Common Stock on the New York Stock Exchange on December 31, 2001 of $45.73 per share.

EMPLOYMENT ARRANGEMENTS

     Each of Messrs. Considine and Kompaniez receive annual cash compensation pursuant to employment contracts with the Company. The initial two-year term of each of these contracts expired in July 1996 but the contracts are automatically renewed for successive one-year terms unless the officer is terminated by the Company. The base salary payable under the employment contracts is subject to annual review and adjustment by the Compensation Committee. The base annual salaries of Messrs. Considine and Kompaniez were $100,000 each for 2001. Each of Messrs. Considine and Kompaniez are also eligible for a bonus set by the Compensation Committee of the Board of Directors of AIMCO.

     The employment contracts provide that upon a change in control of the Company or a termination of employment under certain circumstances, the employee will be entitled to a payment equal to three times the average annual salary for the previous three years. The contracts provide that during the term of the contract and for one year thereafter in no event will the employees engage in the acquisition, development, operation or management of other multifamily rental apartment properties outside of the Company. In addition, the contracts provide that the employees will not engage in any active or passive investment in property relating to multifamily rental apartment properties, with the exception of the ownership of up to 1% of the securities of any publicly-traded company involved in those activities.

     Effective in January 2002, the Company entered into certain non-competition and non-solicitation agreements with a number of employees, including Messrs. Considine, Kompaniez, Alcock, Foye and McAuliffe. Pursuant to the agreements, in consideration for payment of certain bonus and restricted stock as disclosed herein on the Summary Compensation Table and Option/SAR Grants in Last Fiscal Year table, each of these executives agreed that during the term of his employment with the Company and for a period of two (2) years following the termination of his employment, except in circumstances where there was a change in control of the Company, he could not (i) be employed by a competitor of the Company named on a schedule to the agreement, (ii) solicit other AIMCO employees to leave the Company’s employ or (iii) solicit customers of AIMCO to terminate their relationship with the Company. The agreements further required that the executives protect the Company’s trade secrets and confidential information.

     The agreements provide that in order to enforce the above-noted non-competition condition following the executive’s termination of employment by the Company without cause, each of Messrs. Considine, Kompaniez, Alcock, Foye and McAuliffe will receive, for a period not to exceed the earlier of twenty-four (24) months following such termination or the date of acceptance of employment with a non-competitor, (i) severance pay in an amount, if any, to be determined by the Company in its sole discretion, and (ii) following payment of such severance, a monthly payment equal to two-thirds (2/3) of such executive’s monthly base salary at the time of termination.

     For purposes of these agreements, “cause” is defined to mean, among other things, the executive’s (i) breach of the agreement, (ii) failure to perform required employment services, (iii) misappropriation of Company funds or property, (iv) indictment, conviction, plea of guilty or plea of no contest to a crime involving fraud or moral turpitude, or (v) negligence, fraud, breach of fiduciary duty, misconduct or violation of law.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information available to the Company, as of March 1, 2002, with respect to OP Units of the Company held by (i) each director of the General Partner and the five most highly compensated executive officers of the General Partner who were serving as of December 31, 2001; (ii) all directors and executive officers as a group; and (iii) those persons known to the Company to be the beneficial owners (as determined under the rules of the Securities and Exchange Commission) of more than 5% of such OP Units. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and executive officers is 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222-7900, unless otherwise specified.

			Percentage
	Number of		Ownership of the
Name and Address of Beneficial Owner	OP Units		Partnership(1)

Directors & Executive Officers of the General Partner:
Terry Considine	2,430,173	(2)	2.8%
Peter K. Kompaniez	354,410	(3)	*
Harry Alcock	47,682	(4)	*
Patrick J. Foye	17,484	(5)	*
Paul McAuliffe	6,358	(6)	*
All directors and executive officers as a group (15 persons)	2,931,221	(7)	3.4%
5% or Greater Holders:
AIMCO-LP, Inc	72,646,632	(8)	87.0%
* Less than 1.0%

(1)	Represents the number of OP Units and Class I High Performance Partnership Units (“Class I Units”) beneficially owned, divided by the total number of OP Units and Class I Units outstanding.

(2)	Includes 840,801 common OP Units and 1,589,372 Class I Units which represent 8.9% of common OP Units outstanding and 66.8% of Class I Units outstanding, respectively. The 840,801 common OP Units include 179,735 common OP Units held by an entity in which Mr. Considine has sole voting and investment power, 2,300 common OP Units held by Titahotwo, RLLLP (“Titahotwo”), a Registered Limited Liability Limited Partnership in which Mr. Considine’s brother is the trustee for the sole general partner and for which Mr. Considine disclaims beneficial ownership, and 157,698 common OP Units held by Mr. Considine’s spouse, Elizabeth Considine, for which Mr. Considine disclaims beneficial ownership. All Class I Units are held by Titahotwo.

(3)	Includes 36,535 common OP Units and 317,875 Class I Units which represent 0.4% of common OP Units outstanding and 13.4% of Class I Units outstanding, respectively. The Class I Units include 158,938 units held by two trusts established by Mr. Kompaniez for his children for which he serves as trustee and disclaims beneficial ownership.

(4)	Represents Class I Units, which represent 2% of all Class I Units outstanding.

(5)	Represents Class I Units, which constitute less than 1% of all Class I Units outstanding.

(6)	Represents Class I Units, which constitute less than 1% of all Class I Units outstanding.

(7)	Includes 877,362 common OP Units and 2,053,857 Class I Units, which represent 9.3% of common OP Units outstanding and 86.3% of Class I Units outstanding, respectively.

(8)	Represents OP Units.

ITEM 13. Certain Relationships and Related Transactions

     From time to time, the Company has entered into various transactions with certain of its executive officers and directors. The Company attempts to price such transactions based on fair market value, and believes that the transactions are on terms that are as favorable to the Company as could be achieved with unrelated third parties.

     In 2001, the Partnership sold to three limited liability companies owned by members of senior management and other employees of the Company (40% by a Considine family partnership, 10% by Mr. Kompaniez and 50% by other employees) an aggregate of 5,000 Class II High Performance Partnership Units (“Class II Units”), 5,000 Class III High Performance Partnership Units (“Class III Units”) and 5,000 Class IV High Performance Partnership Units (“Class IV Units”) for $1,274,854, $1,792,764, and $1,792,764, respectively. The sale was approved by AIMCO’s stockholders at the 2001 Annual Stockholders’ Meeting.

     Based upon the total return of AIMCO’s Class A Common Stock during 2001, compared to the Morgan Stanley REIT Index, published by Morgan Stanley Incorporated, an investment banking company, and an 11% minimum return, the Class II Units were valued at $0 as of January 1, 2002 and the allocable investment made by the holders of $1,274,854 was lost.

     Based upon the total return of AIMCO’s Class A Common Stock during 2001, compared to the Morgan Stanley REIT Index, and a 23.2% minimum return, the Class III Units were valued at $0 for the period of January 1, 2001 through December 31, 2001, however, the full measurement period ends on December 31, 2002. Based on the total return of the AIMCO’s Class A Common Stock during 2001, compared to the Morgan Stanley REIT Index, and a 36.8% minimum return, the Class IV Units were valued at $0 for the period of January 1, 2001 through December 31, 2001, however, the full measurement period ends on December 31, 2003.

     AIMCO is currently proposing to issue 5,000 Class V High Performance Partnership Units to a limited liability company expected to be owned by members of senior management and other employees of the Company (40% by a Considine family partnership, 10% by Mr. Kompaniez, and 50% by other employees) for $1.066 million. The matter will be voted on by AIMCO’s stockholders at the 2002 Annual Stockholders’ Meeting.

STOCK PURCHASE LOANS

     From time to time, AIMCO makes loans to its executive officers to finance their purchase of shares of AIMCO Class A Common Stock from AIMCO. These notes are then contributed by AIMCO to the Partnership in exchange for an equal number of OP Units. During 2001, AIMCO sold 62,317 shares of its Class A Common Stock to Mr. Cortez and 9,379 shares of its Class A Common Stock to Mr. Monson for purchase prices of $3,000,045 and $400,014, respectively. In each case, the purchase price was equal to the closing price of AIMCO’s Class A Common Stock on the New York Stock Exchange on the date of sale. In payment for such shares, Messrs. Cortez and Monson executed notes payable to the Company bearing interest at 7.25% per annum, payable quarterly, and due in 2011. The following table sets forth certain information with respect to these loans to executive officers.

		Highest Amount	Amount Repaid
		Owed During	Since Inception	March 1, 2002
Name	Interest Rate	2001	(thru 3/01/02)	Balance

Terry Considine	7.25%	$15,797,963	$20,038,112	$15,797,879
Peter K. Kompaniez	7.25%	1,944,941	4,055,416	1,944,584
Harry G. Alcock	7.00%	777,609	131,217	755,789
Joel F. Bonder	7.00%	1,321,832	44,975	1,315,041
Miles Cortez	7.25%	3,000,045	None	3,000,045
Joseph DeTuno	7.00%	464,725	249,791	250,203
Patrick J. Foye	6.25%	2,613,701	410,221	2,589,803
Paul J. McAuliffe	7.00%	2,036,531	396,242	2,003,764
Ron D. Monson	7.25%	1,094,475	319,842	886,370
Lance Graber	7.00%	1,925,000	None	1,925,000

		$30,976,822	$25,645,816	$30,468,478

PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	The Exhibit Index is included on page 42 of this report and incorporated herein by reference.

(b)	Reports on Form 8-K for the quarter ended December 31, 2001:

Current Report on Form 8-K, dated December 3, 2001, relating to AIMCO’s acquisition of Casden Properties, Inc., and related transactions.

INDEX TO EXHIBITS (1)

EXHIBIT NO.	DESCRIPTION

2.1	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

2.2	Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO’s Registration Statement on Form S-4 filed December 1, 2000, is incorporated herein by this reference)

2.3	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to AIMCO’s Current Report on Form 8-K, filed December 3, 2001, is incorporated herein by this reference)

10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO’s Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)

10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended December 31 1998, is incorporated herein by this reference)

10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)

10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as September 27, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)

10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated hereby by reference)

10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.19	Eighteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to AIMCO’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated hereby by this reference)

10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)

10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)

10.22	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.23	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.24	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.25	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.26	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.5 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.27	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.28	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.29	Fourth Amended and Restated Credit Agreement (“BofA Credit Agreement”) among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A., Fleet National Bank, First Union National Bank, and the other financial institutions party thereto, dated as of March 11, 2002 (Exhibit 10.29 to AIMCO’s Annual Report on Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.30	Payment Guaranty (Revolver Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders party to the BofA Credit Agreement (Exhibit 10.30 to AIMCO’s Annual Report on Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.31	Payment Guaranty (Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders party to the BofA Credit Agreement (Exhibit 10.31 to AIMCO’s Annual Report on Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.32	Interim Credit Agreement (“Lehman Credit Agreement”) among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company, Lehman Commercial Paper, Inc., and the other financial institutions party thereto, dated as of March 11, 2002 (Exhibit 10.32 to AIMCO’s Annual Report on Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.33	Payment Guaranty (Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Lehman Commercial Paper, Inc. and the lenders party to the Casden Credit Agreement (Exhibit 10.33 to AIMCO’s Annual Report on Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.34	Payment Guaranty (NonCasden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Lehman Commercial Paper, Inc. and the lenders party to the Casden Credit Agreement (Exhibit 10.34 to AIMCO’s Annual Report on Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.35	Consent and Voting Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, certain stockholders of Casden Properties, Inc., and Casden Park, La Brea, Inc., set forth on the signature pages thereto (Exhibit 2.2 to AIMCO’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.36	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to AIMCO’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.37	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to AIMCO’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.38	Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*

10.39	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*

10.40	Form of Non-Competition and Non-Solicitation Agreement*

10.41	Apartment Investment and Management Company 1998 Incentive Compensation Plan (Annex B to AIMCO’s Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 1998, is incorporated herein by this reference)*

10.42	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.43	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

EXHIBIT NO.	DESCRIPTION

10.44	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.45	Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, adopted August 29, 1996 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, is incorporated herein by this reference)*

10.46	Amended and Restated Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (Annex B to AIMCO’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, is incorporated herein by this reference)*

10.47	The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Annual Report on Form 10-K of Ambassador Apartments, Inc. for the year ended December 31, 1997, is incorporated herein by this reference)*

10.48	Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.49	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.50	Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995 (Exhibit 10.1 to Insignia Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.51	NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*

10.52	NHP Incorporated 1995 Incentive Stock Option Plan (Exhibit 10.10 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*

10.53	Summary of Agreement for Sale of Stock to Executive Officers (Exhibit 10.104 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference)*

21.1	List of Subsidiaries (Exhibit 21.1 to AIMCO’s Annual Report on Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

23.1	Consent of Ernst & Young LLP

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

*	Management contract

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2002.

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE Terry Considine Chairman of the Board And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TERRY CONSIDINE Terry Considine	Chairman of the Board and Chief Executive Officer	April 1, 2002

/s/ PETER K. KOMPANIEZ Peter K. Kompaniez	Vice Chairman, President and Director	April 1, 2002

/s/ PAUL J. MCAULIFFE Paul J. McAuliffe	Executive Vice President and Chief Financial Officer	April 1, 2002

/s/ THOMAS C. NOVOSEL Thomas C. Novosel	Senior Vice President and Chief Accounting Officer	April 1, 2002

AIMCO PROPERTIES, L.P.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.	F-3
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.	F-4
Consolidated Statements of Partners’ Capital for the Years Ended December 31, 2001, 2000 and 1999.	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.	F-6
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-42

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

REPORT OF INDEPENDENT AUDITORS

The Partners
AIMCO Properties, L.P.

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. as of December 31, 2001 and 2000, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AIMCO Properties, L.P. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 5, 2002,
     except for Note 27, as to which the date is March 19, 2002

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and 2000
(In Thousands)

	2001	2000

ASSETS
Real estate:
Land	$1,236,533	$976,421
Buildings and improvements	7,076,695	6,036,031

Total real estate	8,313,228	7,012,452
Less accumulated depreciation	(1,609,628)	(912,758)

Net real estate	6,703,600	6,099,694
Cash and cash equivalents	78,078	157,115
Restricted cash	137,468	126,914
Accounts receivable	115,817	2,873
Deferred financing costs	81,810	63,871
Goodwill	101,338	100,532
Notes receivable from unconsolidated real estate partnerships	248,915	166,081
Notes receivable from unconsolidated subsidiaries	—	190,453
Investments in unconsolidated real estate partnerships	586,291	676,532
Investments in unconsolidated subsidiaries	—	101,924
Other assets	169,073	13,185

Total assets	$8,222,390	$7,699,174

LIABILITIES AND PARTNERS’ CAPITAL

Secured tax-exempt bond financing	$1,020,907	$773,033
Secured notes payable	3,435,255	3,258,342
Term loan	—	74,040
Credit facility	213,500	254,700

Total indebtedness	4,669,662	4,360,115
Accounts payable	8,224	27,247
Accrued liabilities and other	248,462	272,895
Deferred rental income	9,075	4,987
Security deposits	31,174	28,956
Deferred income taxes payable	36,348	—

Total liabilities	5,002,945	4,694,200

Mandatorily redeemable convertible preferred securities	20,637	32,330
Minority interest in consolidated real estate partnerships	112,962	140,680

Partners’ capital:
Preferred OP Units	1,251,311	943,305
General Partner and Special Limited Partner	1,434,186	1,493,090
Limited Partners	411,721	416,558
Other OP Units	1,162	—

	3,098,380	2,852,953
Less: Investment in AIMCO Class A Common Stock	12,534	20,989

Total partners’ capital	3,085,846	2,831,964

Total liabilities and partners’ capital	$8,222,390	$7,699,174

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000 and 1999
(In Thousands, Except Per Unit Data)

	2001	2000	1999

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$1,286,603	$1,051,000	$531,883
Property operating expenses	(496,776)	(426,177)	(213,064)
Owned property management expense	(8,784)	(13,663)	(1,543)

Income from property operations	781,043	611,160	317,276

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	165,800	39,896	37,799
Management and other expenses	(119,480)	(17,403)	(14,897)
Amortization of intangibles	(18,729)	(6,698)	(14,297)

Income from investment management business	27,591	15,795	8,605

General and administrative expenses	(18,530)	(18,123)	(14,152)
Consulting fees — business process improvement	(6,400)	—	—
Provision for losses on accounts, fees and notes receivable	(6,646)	—	—

Depreciation of rental property	(341,781)	(298,946)	(131,257)
Interest expense	(310,361)	(269,826)	(139,124)
Interest and other income, net	68,593	66,241	54,098
Equity in earnings (losses) of unconsolidated real estate partnerships	(16,662)	7,618	(2,588)
Equity in losses of unconsolidated subsidiaries	—	(2,290)	(4,595)
Minority interest in consolidated real estate partnerships	(26,930)	(3,872)	(5,788)

Operating earnings	149,917	107,757	82,475

Distributions to minority interest partners in excess of income	(47,701)	(24,375)	—
Gain (loss) on disposition of real estate property	18,848	26,335	(1,785)

Net income	121,064	109,717	80,690

Net income attributable to preferred OP Unitholders	100,134	70,217	54,173

Net income attributable to common OP Unitholders	$20,930	$39,500	$26,517

Basic earnings per unit	$0.25	$0.53	$0.39

Diluted earnings per unit	$0.25	$0.52	$0.38

Weighted average units outstanding	83,770	74,427	68,541

Weighted average units and unit equivalents outstanding	84,960	75,917	69,511

Distributions paid per common OP Unit	$3.12	$2.80	$2.50

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

					Investment
		General Partner			in AIMCO
	Preferred	and Special	Limited	Other	Common
	OP Units	Limited Partner	Partners	OP Units	Stock	Total

Partners’ Capital at December 31, 1998	$647,330	$1,030,792	$500,213	$—	$(25,000)	$2,153,335
Contributions from AIMCO related to preferred offerings	233,101	—	—	—	—	233,101
Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $8,202	—	624	—	—	—	624
Contribution from AIMCO related to options and warrants exercised	—	5,227	—	—	—	5,227
Termination of IPLP exchange and assumption through cancellation of common OP Units	—	—	(267,146)	—	—	(267,146)
Issuance of common units in connection with IPT merger	—	327,499	—	—	—	327,499
Common units redeemed by Limited Partners to Special Limited Partner	—	13,766	(13,766)	—	—	—
Contributions from AIMCO related to First Union acquisition	—	21,140	—	—	—	21,140
Contributions from AIMCO related to issuance of AIMCO Class A Common Stock	—	54,612	—	—	—	54,612
Repurchase of common OP Units	—	(8,038)	—	—	—	(8,038)
Acquisitions of real estate or interests in real estate through issuance of common OP Units	—	—	44,951	—	—	44,951
Acquisitions of real estate or interests in real estate through issuance of preferred OP Units	59,883	—	—	—	—	59,883
Conversion of preferred units to common OP Units	(232,515)	232,515	—	—	—	—
Repayment of notes receivable from officers of AIMCO	—	6,241	—	—	—	6,241
Net income	54,173	24,292	2,225	—	—	80,690
Distributions paid to common OP Unitholders	—	(154,654)	(18,349)	—	—	(173,003)
Distributions paid to preferred OP Unitholders	(54,227)	—	—	—	2,000	(52,227)
Adjustment to reflect Limited Partners’ capital at redemption value	—	(8,301)	8,301	—	—	—

Partners’ Capital at December 31, 1999	707,745	1,545,715	256,429	—	(23,000)	2,486,889
Contributions from AIMCO related to preferred offerings	226,894	—	—	—	—	226,894
Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $7,733	—	4,254	—	—	—	4,254
Contribution from AIMCO related to options and warrants exercised	(480)	18,906	—	—	—	18,426
Common OP Units redeemed by Limited Partners to Special Limited Partner	—	9,825	(11,336)	—	1,511	—
Conversion of mandatorily redeemable convertible preferred securities	—	117,170	—	—	—	117,170
Repurchase of common OP Units	—	(2,580)	—	—	—	(2,580)
Acquisitions of real estate or interests in real estate through issuance of common OP Units	—	—	97,175	—	—	97,175
Acquisitions of real estate or interests in real estate through issuance of preferred OP Units	28,178	—	—	—	—	28,178
Acquisitions of additional interest in unconsolidated subsidiaries through issuance of common OP Units	—	—	102	—	—	102
Conversion of preferred OP Units to common OP Units	(25,000)	25,000	—	—	—	—
Repayment of notes receivable from officers of AIMCO	—	15,050	—	—	—	15,050
Net income	70,217	35,981	3,519	—	—	109,717
Distributions paid to common OP Unitholders	—	(188,600)	(16,962)	—	—	(205,562)
Distributions paid to preferred OP Unitholders	(64,249)	—	—	—	500	(63,749)
Adjustment to reflect Limited Partners’ capital at redemption value	—	(87,631)	87,631	—	—	—

Partners’ Capital at December 31, 2000	943,305	1,493,090	416,558	—	(20,989)	2,831,964
Contributions from AIMCO related to preferred offerings	179,695	—	—	—	—	179,695
Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $10,693	—	7,544	—	—	—	7,544
Contribution from AIMCO related to options and warrants exercised	—	18,744	—	—	—	18,744
Common and preferred OP Units redeemed by Limited Partners to Special Limited Partner	(3,790)	15,863	(19,211)	—	7,138	—
Reclassification of Class I Units	—	—	(2,070)	2,070	—	—
Issuance of Class II Units, Class III Units, and Class IV Units	—	—	—	4,910	—	4,910
Conversion of mandatorily redeemable convertible preferred securities	—	11,693	—	—	—	11,693
Repurchase of common OP Units	—	(33,298)	—	—	—	(33,298)
Acquisitions of real estate or interests in real estate through issuance of common OP Units	—	—	50,194	—	—	50,194
Acquisitions of real estate or interests in real estate through issuance of preferred OP Units	29,718	—	—	—	—	29,718
Contributions from AIMCO related to OTEF merger	100,000	106,305	—	—	—	206,305
Repayment of notes receivable from officers of AIMCO	—	8,535	—	—	—	8,535
Net income	100,134	18,086	2,250	594	—	121,064
Distributions paid to common and other OP Unitholders	—	(227,659)	(20,717)	(6,412)	1,317	(253,471)
Distributions paid to preferred OP Unitholders	(97,751)	—	—	—	—	(97,751)
Adjustment to reflect Limited Partners’ capital at redemption value	—	15,283	(15,283)	—	—	—

Partners’ Capital at December 31, 2001	$1,251,311	$1,434,186	$411,721	$1,162	$(12,534)	$3,085,846

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121,064	$109,717	$80,690

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	360,510	305,644	150,670
Distributions to minority interest partners in excess of income	47,701	24,375	—
Loss (gain) on disposition of real estate property	(18,848)	(26,335)	1,785
Minority interests in consolidated real estate partnerships	26,930	3,872	5,788
Equity in (earnings) losses of unconsolidated real estate partnerships	16,662	(7,618)	2,588
Equity in losses of unconsolidated subsidiaries	—	2,290	4,595
Changes in operating assets and operating liabilities	(62,173)	(11,581)	8,264

Total adjustments	370,782	290,647	173,690

Net cash provided by operating activities	491,846	400,364	254,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(373,567)	(334,264)	(217,283)
Proceeds from sales of property	165,098	159,340	46,143
Proceeds from sale of investments	253,277	—	—
Purchase of notes receivable, general and limited partnership interests and other assets	(114,312)	(453,263)	(220,160)
Purchase/originations of notes receivable	(111,157)	(81,657)	(97,593)
Proceeds from repayment of notes receivable	53,207	64,559	61,407
Cash from newly consolidated properties	23,656	54,875	68,127
Cash paid in connection with merger/acquisitions and related costs	(80,630)	(31,889)	3,330
Distributions received from investments in unconsolidated real estate partnerships	42,473	75,818	87,284
Distributions received from investments in unconsolidated subsidiaries	—	—	25,667
Distributions received from investment in AIMCO Class A Common Stock	1,317	500	2,000

Net cash used in investing activities	(140,638)	(545,981)	(241,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	628,529	502,085	297,536
Principal repayments on secured notes payable	(538,038)	(265,269)	(53,572)
Proceeds from secured tax-exempt bond financing	112,702	—	20,731
Principal repayments on secured tax-exempt bond financing	(150,949)	(26,677)	(41,894)
Principal repayments on secured short-term financing	(25,105)	—	—
Net borrowings (pay downs) on term loan and revolving credit facilities	(178,240)	119,540	(170,622)
Payment of loan costs	(17,774)	(21,920)	(16,070)
Proceeds from issuance of OP Units, exercise of options/warrants	205,076	251,348	293,225
Principal repayments received on notes due from officers on common OP Unit purchases	8,535	15,050	6,241
Repurchase of common OP Units	(33,298)	(2,580)	(8,038)
Proceeds from issuance of other OP Units	3,235	—	—
Payment of distributions to General Partner and Special Limited Partner	(227,659)	(188,600)	(154,654)
Payment of distributions to Limited Partners	(20,717)	(16,962)	(18,349)
Payment of preferred OP Unit distributions	(97,751)	(64,249)	(54,227)
Payment of special dividend on Class E Preferred Units	—	—	(45,330)
Payment of distributions to minority interest	(92,379)	(100,638)	(19,507)
Payment of other OP Unit distributions	(6,412)	—	—

Net cash provided by (used in) financing activities	(430,245)	201,128	35,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,037)	55,511	48,772
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	157,115	101,604	52,832

CASH AND CASH EQUIVALENTS AT END OF YEAR	$78,078	$157,115	$101,604

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

	2001	2000	1999

SUPPLEMENTAL CASH INFORMATION:
Interest paid	$329,695	$254,802	$140,410
Non Cash Transactions Associated with the Acquisition of Properties and Interests in Unconsolidated Real Estate Partnerships:
Secured debt assumed in connection with purchase of real estate	25,900	60,605	110,101
Real estate, investments in unconsolidated real estate partnerships, and other assets acquired	65,314	93,975	230,194
Assumption of operating liabilities	1,411	148	15,233
Accrual of contingent consideration	—	—	(4,500)
OP Units issued	38,003	33,222	104,950
Non Cash Transactions Associated with Acquisition of Limited Partnership Interests and Interests in the Unconsolidated Subsidiaries:
Issuance of OP Units for interests in unconsolidated real estate partnerships	41,328	29,885	15,085
Issuance of OP Units and assumption of liabilities for interests in unconsolidated subsidiaries	—	—	4,762
Non Cash Transactions Associated with Mergers:
Real estate	—	324,602	65,605
Investments in and notes receivable from unconsolidated real estate partnerships	(1,444)	121,671	447,128
Investments in and notes receivable from unconsolidated subsidiaries	—	157,785	(13,137)
IPLP exchange and assumption	—	—	(386,161)
Restricted cash	—	7,212	1,339
Other assets	243,091	6,163	33,493
Secured debt	(30,020)	248,524	59,002
Accounts payable, accrued and other liabilities	30,445	74,310	38,941
Minority interest in other entities	—	23,816	13,817
Common OP Units issued	106,305	62,177	56,101
Preferred OP Units issued	100,000
Non Cash Transactions Associated with Consolidation of Assets:
Real estate	715,434	1,754,492	1,016,343
Investments in and notes receivable from unconsolidated real estate partnerships	(55,279)	(685,173)	(380,359)
Investments in and notes receivable from unconsolidated subsidiaries	(315,818)	(3,271)	—
Restricted cash	17,323	46,284	43,605
Goodwill	12,688	—	—
Other assets	251,327	55,128	—
Secured debt	476,883	1,133,197	561,129
Unsecured debt — term loan	63,000	—	—
Accounts payable, accrued and other liabilities	110,578	63,011	44,361
Deferred income tax payable	34,969	—	—
Minority interest in other entities	(26,827)	1,573	77,774
Non Cash Transfer of Assets to an Unconsolidated Subsidiary:
Real estate	—	(9,429)	(32,091)
Notes receivable	—	—	6,245
Secured debt	—	—	(25,620)
Other:
Receipt of notes receivable from officers	10,693	7,733	8,202
Conversion of preferred securities into common OP Units	11,693	150,199	401,218
Tenders payable for purchase of limited partner interest	19,447	—	77,380

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 1 — Organization

     AIMCO Properties, L.P. (together with its subsidiaries and other controlled entities, the “Partnership” (and together with entities in which the Partnership has a controlling financial interest, the “Company”)), a Delaware limited partnership, was formed on May 16, 1994 to engage in the ownership, acquisition, redevelopment, expansion and management of multi-family apartment properties. The Partnership’s securities include Partnership Common Units (“common OP Units”), Partnership Preferred Units (“preferred OP Units”), and High Performance Partnership Units (“other OP Units”), and together (“OP Units”) (see Notes 15 and 19). Apartment and Investment Management Company (“AIMCO”) is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the “Partnership Agreement”), of the Partnership. The General Partner and Special Limited Partner hold common OP Units of the Partnership. In addition, AIMCO is the primary holder of all preferred OP Units outstanding in the Partnership. The Limited Partners of the Partnership are individuals or entities that own common OP Units other than AIMCO. After holding the common or preferred OP Units for one year, the Limited Partners have the right to redeem their common or preferred OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the common or preferred OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

     The Partnership, through its operating divisions and subsidiaries, was formed to hold and conduct substantially all of AIMCO’s operations and manages the daily operations of AIMCO’s business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

     According to the terms of the Partnership Agreement, the capital structure of the Partnership, in terms of the common OP Units owned by the General Partner, the Special Limited Partner and the preferred OP Units outstanding, is required to mirror the capital structure of AIMCO, with the only difference being that the Partnership has additional OP Units outstanding which are owned by the Limited Partners. Therefore, AIMCO is required to contribute to the Partnership all proceeds from offerings of the AIMCO Class A Common Stock, preferred stock, or any other equity offerings. In addition, substantially all of AIMCO’s assets must be owned through the Partnership; therefore, AIMCO is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, AIMCO receives additional interests in the Partnership with similar terms (i.e., if AIMCO contributes proceeds of a preferred stock offering, AIMCO receives preferred OP Units).

     AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in substantially all of AIMCO’s assets in the process of transfer to the Partnership.

     As of December 31, 2001, the Company owned or managed 280,288 apartment units in 1,371 properties located in 45 states, the District of Columbia and Puerto Rico, as follows:

•	owned or controlled (consolidated) and managed 156,142 units in 552 apartment properties;

•	held an equity interest in (unconsolidated) and managed 92,626 units in 574 apartment properties; and

•	managed, for third party owners, 31,520 units in 245 apartment properties, primarily pursuant to long term, non-cancelable agreements.

     The Company manages apartment properties for third parties and affiliates through unconsolidated subsidiaries referred to as the “management companies.”

     At December 31, 2001 and 2000, the Partnership had 83,501,876 and 79,678,378 common OP Units outstanding, respectively, 2,379,084 and none other OP Units outstanding, respectively, and 46,257,697 and 33,748,962 preferred OP units outstanding, respectively.

NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Partnership, its majority owned subsidiaries and controlled real estate partnerships. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries’ assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Effective January 1, 2001, as a result of the Company acquiring all of the voting stock of certain previously unconsolidated subsidiaries, the Company began consolidating the results of operations of these subsidiaries (see Note 6). Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in consolidated real estate partnerships.

     Significant intercompany balances and transactions have been eliminated in consolidation. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the Partnership generally are not available to pay creditors of AIMCO or the Partnership.

  Real Estate and Depreciation

     Real estate is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company makes an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 2001, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 2001, 2000 and 1999.

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

     In 2001, the Company completed a comprehensive review of its real estate related depreciation including property-by-property analyses of more than 500 properties producing more than 90% of the Company’s Free Cash Flow from real estate. As a result of this review, the Company has changed its estimate of the remaining useful lives for its real estate assets. Effective July 1, 2001 for certain assets and October 1, 2001 for the majority of the portfolio, the Company extended the useful lives of the assets from a weighted average composite life of 25 years, to a weighted average composite life of 30 years. This change increased net income by approximately $36 million, or $0.42 per diluted unit for 2001. The Company believes the change reflects the remaining useful lives of the assets and is consistent with prevailing industry practice.

     Depreciation is calculated on the straight-line method based on a 13 to 40 year life for buildings and improvements and five years for furniture, fixtures and equipment.

  Redevelopment and Other Capital Expenditure Activities

     The Company capitalizes direct and indirect costs (including interest, real estate taxes and other costs) in connection with the redevelopment, ICE, capital enhancement and replacement needs of its owned or controlled properties. Indirect costs that do not relate to the above activities, including general and administrative expenses are charged to expense as incurred.

Interest and other costs of $16.3 million and $48.1 million, $10.4 million and $15.6 million, and $6.7 million and $2.8 million were capitalized for the years ended December 31, 2001, 2000 and 1999, respectively.

     During 2001, the Company commissioned a project to study process improvement ideas to reduce operating costs of the Company. The result of the study led to a re-engineering of Company business processes and eventual redeployment of its personnel and related capital spending. The implementation of these plans resulted in a refinement of the Company’s process for capitalizing certain direct and indirect project costs and increased capitalization of such costs by approximately $31 million in 2001 compared to 2000. In addition, the Company had a significant increase in its backlog of planned capital activities, including affordable redevelopment and kitchen and bath enhancement programs. Accordingly, the increased capitalization of these related costs increased net income by approximately $23 million or $0.27 per diluted unit for 2001 (after intercompany eliminations). Of that total, approximately $19 million resulted from the refinement of the Company’s systems and process for identifying and tracking direct and indirect costs related to those activities. The remainder of approximately $4 million relates to a combination of increased construction and redevelopment activities, a greater number of owned properties and higher cost associated with such activities. Capitalized costs are included in redevelopment, ICE, and capital expenditure spending and reflected in associated returns from these related assets.

  Cash Equivalents

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Restricted Cash

     Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts and tax and insurance impound accounts held by lenders.

  Deferred Financing Costs

     Fees and costs incurred in obtaining financing are capitalized and amortized over the terms of the related loan agreements and are charged to interest expense.

  Goodwill and Other Assets

     The Company has goodwill that consists of costs associated with the purchase of property management businesses, that have been amortized on a straight-line basis over twenty years. In addition to goodwill, other intangible assets such as management contracts are amortized on a straight-line basis over terms ranging from five to twenty years. Beginning in the first quarter of 2002, the Company will follow the new rules set forth in the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in which goodwill deemed to have an indefinite life will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement.

  Notes Receivable from Unconsolidated Real Estate Partnerships and Subsidiaries

     The Company, primarily through its consolidated subsidiaries, has investments in notes receivable, which were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”). Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts are determined to be collectible.

     Interest income is recognized on these investments when the collectibility of such amounts is both probable and estimable. Notes receivable from unconsolidated real estate partnerships and subsidiaries consist substantially of subordinated notes receivable (where the Company is the general partner and issuer), whose ultimate repayment is subject to a number of variables, including the performance and value of the underlying real property and the ultimate timing of such repayments. The carrying amounts of notes receivable approximate their fair value in consideration of interest rates, market conditions and other qualitative factors (see Note 7).

  Investments in Unconsolidated Real Estate Partnerships

     The Company owns general and limited partnership interests in real estate partnerships that own multi-family apartment properties. Investments in real estate partnerships in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated partnerships (see Note 5).

  Investments in Unconsolidated Subsidiaries

     Effective January 1, 2001, the Company began consolidating its previously unconsolidated subsidiaries (see Note 6). Prior to this date, the Company had significant influence but did not have control. Accordingly, such investments were accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings or losses of the entity for the period being presented is included in equity in earnings (losses) from unconsolidated subsidiaries. As a result of this consolidation, the accounts receivable balance and the results of operations of the investment management business increased substantially in 2001 over 2000.

  Minority Interest in Consolidated Real Estate Partnerships

     Interests held by limited partners in real estate partnerships controlled by the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled real estate partnerships. When these partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distribution over net income, even though there is no economic impact, cost or risk to the Company. This charge is classified in the consolidated statements of income as distributions to minority partners in excess of income. Losses are allocated to minority partners to the extent they do not create a minority interest deficit, in which case, the Company recognizes 100% of the losses in operating earnings.

  Revenue Recognition

     The Company’s properties have operating leases with apartment residents with terms generally of twelve months or less. Rental revenues and property management and asset management fees are recognized when earned.

  Income on Loans

     Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The Company recognizes interest income earned from its investments in notes receivable based upon whether the collectibility of such amounts is both probable and estimable. The accrual of interest is discontinued when, in the opinion of the Company, impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans, or loans that are otherwise not performing in accordance with their terms, is recorded on a cost recovery basis. Under the cost recovery method, no income is recognized on the loans and the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Interest income is ultimately collected in cash or through foreclosure of the property securing the note.

  Allowance for Loan Losses

     Loan losses on notes receivable are charged to expense and an allowance account is established when the Company believes the principal balance will not be recovered. The Company assesses the collectibility of each note on a periodic basis through a review of the collateral, property operations, the property value and the borrower’s ability to repay the loan.

  Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable are generally comprised of amounts receivable from real estate partnerships in which the Company has an ownership interest related to property management and other services provided to the real estate partnerships. The accounts receivable are presented net of an allowance for doubtful accounts of $7.1 million in 2001.

  Derivative Financial Instruments

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

  Transfers of Financial Assets

     During 2001, the Company engaged in a sale of certain of the financial assets it acquired in the merger with OTEF. Gains and losses from sales of financial assets are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FAS Statement No. 125” and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained residual interests based upon their respective fair values at the date of sale. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained residual interests, so the Company generally estimates fair value of the retained residual interests based on the present value of future expected cash flows of the bonds, which are derived from the underlying properties’ operations. The fair value of both the retained residual interests and the bonds, based on the underlying properties that secure the bonds, are estimated using managements’ best estimates of the key assumptions — capitalization rates and discount rates commensurate with the risks involved.

     The Company recognizes any interests in the transferred assets and any liabilities incurred in connection with the sale of financial assets in its consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of such interests are recognized in the consolidated statements of income. The use of different estimates or assumptions could produce different financial results.

  Insurance

     Management believes that the Company’s insurance coverages insure its properties adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils. AIMCO Assurance Ltd., a Bermuda domiciled insurer wholly-owned by the Company, reinsures 100% of the risk of the first $1 million loss from any casualty. For the policy year ending February 28, 2002, the Company was insured for any casualty loss in excess of $1 million, up to $200 million, by a combination of several insurance carriers, all of which were at least A-rated. Commencing March 1, 2002, the Company maintained the insurance coverage with AIMCO Assurance Ltd. for the first $1 million of coverage per loss, and retained the risk of aggregated property losses in excess of $1 million up to $5 million. The Company has fully funded its $4 million aggregate retained exposure. The additional excess coverage, up to $200 million in the aggregate, has been placed with a combination of several insurance carriers, all of which are at least A-rated. Because the Company has a highly diversified and geographically dispersed portfolio of residential properties, and because of the Company’s inability to obtain such specialized coverage at rates that correspond to the perceived level of risk, the Company elected not to purchase insurance for losses caused by acts of terrorism at the current time. The Company continues to evaluate the availability and cost of terrorism coverage from the insurance market. In addition to the above, the Company is self-insured for a portion of losses and liabilities related to workers’ compensation, business interruption resulting from certain events and comprehensive general and product and vehicle liability. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience and are recorded in the operations of the investment management business.

  Income Taxes

     Income or losses of the Partnership are allocated to the partners of the Partnership for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements. AIMCO has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended. In order for AIMCO to qualify as a REIT, at least 95% of AIMCO’s gross income in any year must be derived from qualifying sources. The activities of subsidiaries engaged in the investment management business are not qualifying sources.

     As a REIT, AIMCO generally will not be subject to U.S. Federal income taxes at the corporate level on its net income that is distributed to its stockholders if it distributes at least 90% (95% prior to 2001) of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

     The Company (certain taxable REIT subsidiaries of the Company) accounts for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

  Earnings Per Unit

     Earnings per unit are calculated based on the weighted average number of common and other OP Units, common and other OP Unit equivalents and dilutive convertible securities outstanding during the period. Diluted earnings per unit also include the effect of potential issuances of additional common OP Units if stock options and warrants were exercised or converted into AIMCO Class A Common Stock (see Note 17).

  Fair Value of Financial Instruments

     The aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2001 approximates their carrying value due to their relatively short term nature. Management further believes that the fair value of the Company’s variable rate secured tax-exempt bond debt and secured long-term debt approximate their carrying value. For the fixed rate secured tax-exempt bond debt and secured long-term debt, fair values have been based on estimates using present value techniques (see Note 3). These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument.

  Concentration of Credit Risk

     Financial instruments that potentially could subject the Company to significant concentrations of credit risk consist principally of notes receivable from unconsolidated real estate partnerships. Concentrations of credit risk with respect to notes receivable from unconsolidated real estate partnerships are limited due to the large number of partnerships comprising the Company’s partnership base, the geographic diversity of the underlying properties, and the number of partnership distributions.

  Use of Estimates

     The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

  Reclassifications

     Certain items included in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3 — Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

  Cash and cash equivalents

     The carrying amounts of cash and cash equivalents reported in the balance sheet for cash and short-term investments classified as cash equivalents approximate those assets’ fair value.

  Bonds receivable and retained residual interest

     The carrying amounts of bonds receivable and retained residual interests included in other assets in the balance sheet approximate those assets’ fair values. The Company generally estimates fair value of the bonds receivable and the retained residual interests based on the present value of future expected cash flows of the bonds, which are derived from the underlying properties’ operations. The fair value of both the bonds receivable and the retained residual interests, based on the underlying properties that secure the bonds, are estimated using managements’ best estimates of the key assumptions — capitalization rates and discount rates commensurate with the risks involved.

  Mortgages payable

     The fair value of the Company’s borrowings under its variable rate agreements approximate their carrying value. The fair value for the Company’s fixed-rate debt agreements is estimated based on the quoted market prices for the same or similar issues. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The carrying amount of accrued interest approximates fair value.

     The carrying amounts and fair values of the company’s financial instruments at December 31 are as follows (in thousands):

	2001		2000
Financial Instrument	Asset (Liability)		Asset (Liability)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents and restricted cash	$215,546	$215,546	$284,029	$284,029
Bonds receivable and retained residual interest	28,634	28,634	—	—
Mortgages payable — fixed rate	(3,816,281)	(4,237,736)	(3,604,084)	(3,604,084)

NOTE 4 — Mergers and Limited Partnership Acquisitions

  Oxford Tax Exempt Fund

     On March 26, 2001, the Company completed a merger pursuant to an agreement entered into on November 29, 2000 between AIMCO and Oxford Tax Exempt Fund II Limited Partnership (“OTEF”), for a total purchase price of $270 million, comprised of $100 million in AIMCO Class P Convertible Cumulative Preferred Stock (the “Class P Preferred Stock”), $106 million in AIMCO Class A Common Stock issued at $48.46 per share (2.185 million of shares of AIMCO Class A Common Stock), $17 million in cash, and $47 million in assumed liabilities. OTEF merged with a subsidiary of the Partnership. In connection with the Company’s acquisition of interests in properties (the “Oxford properties”) from affiliates of Oxford Realty Financial Group, Inc., on September 20, 2000, the Company had acquired interests in OTEF’s managing general partner and OTEF’s associate general partner. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance properties owned by affiliates of OTEF, including the Oxford properties. In the merger, each beneficial interest was converted into the right to receive 0.299 shares of AIMCO’s Class A Common Stock and 0.547 shares of AIMCO’s Class P Preferred Stock. In addition, the beneficial interest holders received a special distribution of $50 million, or $6.21 per beneficial interest. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. Subsequent to the merger, the Company sold certain of the tax-exempt bond receivables, with a carrying value of $246.8 million, to an unrelated third party at a discount to their face amount and retained a residual interest in those bonds. The fair value of the Company’s retained residual interests is based on the future cash flows from the bonds. The Company received net proceeds of approximately $253.3 million and recognized gains of $26.1 million on the sale of these tax-exempt bonds, which included $19.6 million of retained residual interests (see Note 25). Approximately $23 million of tax-exempt bonds were not sold by the Company, of such amount; (i) $14 million were eliminated in consolidation and (ii) $9.0 million remain held by the Company and are classified with other assets.

  Oxford Properties

     On September 20, 2000, the Company acquired all of the stock and other interests of the Oxford entities that were held by six executive officers and directors of the Oxford entities. The Oxford properties, which are owned by 166 separate partnerships, are 167 apartment communities including 36,949 units, located in 18 states. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. The purchase price of $1,189 million was comprised of $266 million in cash, $861 million of assumed liabilities and transaction costs and $62 million in common OP Units valued at $45 per unit. During 2001, the allocation of the purchase price was finalized, which resulted in changes to amounts included in the prior year financial statements.

  Limited Partnership Acquisitions

     During 2001 and 2000, the Company acquired limited partnership interests in various partnerships in which affiliates of the Company served as a general partner. The Company paid approximately $178 million in cash and common OP Units and $195 million in cash and common OP Units, during 2001 and 2000, respectively, in connection with such tender offers, a portion of which related to increasing interest in consolidated properties.

NOTE 5 — Investments in Unconsolidated Real Estate Partnerships

     The Company owns general and limited partner interests in approximately 492 unconsolidated real estate partnerships at December 31, 2001. The interests were acquired through acquisitions, direct purchases and separate offers to other limited partners. The Company’s total ownership interests in these unconsolidated real estate partnerships range from 1% to 99%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, the Company is not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes.

     The following table provides selected combined financial information for the Company’s unconsolidated real estate partnerships as of and for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Real estate, net of accumulated depreciation	$1,899,415	$2,215,184	$2,930,748
Total assets	2,267,787	2,703,753	3,501,195
Secured and other notes payable	2,945,625	3,574,971	2,940,819
Total liabilities	3,224,815	3,786,855	3,536,646
Partners’ deficit	(957,028)	(1,083,102)	(35,451)
Rental and other property revenues	681,829	777,621	1,120,888
Property operating expenses	(350,480)	(408,198)	(582,523)
Net operating income	331,349	369,423	538,365
Depreciation expense	(145,599)	(140,730)	(237,066)
Interest expense	(225,474)	(232,995)	(269,163)
Net income	85,233	135,927	42,106

     The decrease in the amounts in the above table from year to year was due to the Company’s purchase of controlling interests in, and resultant consolidation of, various partnerships previously accounted for under the equity method. In 2000, the Company acquired general and limited partnership interests in various partnerships as part of the Oxford acquisition, which closed on September 20, 2000, increasing the resulting partnership debt.

NOTE 6 — Investments in Unconsolidated Subsidiaries

     In order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO’s status as a REIT, certain assets of the Company are held through corporations in which the Company holds non-voting preferred stock and certain officers and/or directors of AIMCO hold, directly or indirectly, all of the voting common stock. Effective December 29, 1999, a portion of the voting common stock was purchased by the Company and was exchanged for non-voting preferred stock, bringing the total voting common stock interests to represent a 1% economic interest and the non-voting preferred stock to represent a 99% economic interest. As a result of the controlling ownership interest in the unconsolidated subsidiaries being held by others, the Company accounted for its interest in the unconsolidated subsidiaries using the equity method through December 31, 2000.

     The REIT Modernization Act, which became effective January 1, 2001, among other things, permits REITs to own taxable REIT subsidiaries. Therefore, effective January 1, 2001, the Company acquired the 1% controlling ownership interest in the unconsolidated subsidiaries. As a result, the Company began consolidating these subsidiaries as of January 1, 2001.

     The following table provides selected combined historical financial information for the Company’s unconsolidated subsidiaries as of and for the years ended December 31, 2000 and 1999 (in thousands):

	2000	1999

Total assets	$649,813	$166,019
Total liabilities	654,076	128,423
Stockholders’ equity (deficit)	(4,263)	37,596
Total revenues	158,609	139,667
Total expenses	(154,487)	(142,515)
Net income (loss)	4,122	(2,848)

NOTE 7 — Notes Receivable

     The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships and subsidiaries at December 31, 2001 and 2000 (in thousands):

	Notes Receivable from		Notes Receivable from
	Unconsolidated Real Estate		Unconsolidated
	Partnerships		Subsidiaries

	2001	2000	2001	2000

Par value notes	$141,154	$83,258	$—	$218,873
Discounted notes	107,761	82,823	—	—
Less: General partner notes payable	—	—	—	(28,420)

Total	$248,915	$166,081	$—	$190,453

     The Company recognizes interest income earned from its investments in notes receivable when the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount and are carried at the acquisition amount using the cost recovery method (“discounted notes”).

     As of December 31, 2001 and 2000, the Company held, primarily through its consolidated subsidiaries, $141.2 million and $83.3 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the years ended December 31, 2001, 2000 and 1999, totaled $26.0 million, $25.6 million, and $12.2 million, respectively.

     As of December 31, 2001 and 2000, the Company held discounted notes, including accrued interest, with a carrying value of $107.8 million and $82.8 million, respectively. The total face value plus accrued interest of these notes was $270.7 million and $232.8 million in 2001 and 2000, respectively. Effective January 1, 2001, the Company began consolidating its previously unconsolidated subsidiaries (see Note 6). As a result, the notes receivable from unconsolidated subsidiaries have been eliminated and notes receivable from unconsolidated real estate partnerships have increased, and includes discounted notes that were held at the previously unconsolidated subsidiaries.

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility is probable and the timing and amounts are estimable. Based upon closed or pending transactions (including sales activity), market conditions, and improved operations of the obligor, among other things, certain notes and the related discounts have been determined to be collectible. Accordingly, interest income that had previously been deferred and portions of the related discounts were recognized as interest income during the period. For the years ended December 31, 2001, 2000 and 1999, the Company recognized deferred interest income and discounts of approximately $9.9 million ($0.12 per basic and diluted unit), $26.4 million ($0.35 per basic and diluted unit), and $32.5 million ($0.47 per basic and diluted unit), respectively. These amounts are net of allocated expenses in 2001, 2000 and 1999 of $4.4 million, $4.3 million and $0, respectively. Interest income is ultimately collected in cash or through foreclosure of the property securing the note within 12 months from the date that such amounts were determined to be collectible, and the remainder is collected in the following six months.

     As of December 31, 2000, the Company held $218.9 million of par value notes receivable from unconsolidated subsidiaries. In 2000, in connection with the Oxford acquisition, the Company sold certain assets and liabilities to the unconsolidated subsidiaries in exchange for notes receivable. The Company also acquired, in the Oxford acquisition, notes receivable that were payable from Oxford entities that are now owned by the unconsolidated subsidiaries. Certain general partner notes are held at the unconsolidated subsidiaries and, therefore, the general partner payables ($28.4 million) related to these notes are offset against the Company’s notes receivable from unconsolidated subsidiaries. Effective January 1, 2001, the Company began consolidating its previously unconsolidated subsidiaries (see Note 6).

NOTE 8 — Secured Notes Payable

     The following table summarizes the Company’s secured notes payable at December 31, 2001 and 2000, all of which are non-recourse to the Company (in thousands):

	2001	2000

Fixed rate, interest only ranging from 6.00% to 6.25%, non-amortizing notes maturing at various dates through 2025	$2,578	$537
Fixed rate, interest only ranging from 6.95% to 10.00%, non-amortizing notes maturing at various dates through 2005	45,107	34,923
Fixed rate, convertible to amortizing construction loan, maturing in 2020	90,000	51,572
Fixed rate, ranging from 6.25% to 10.50%, partially amortizing notes maturing at various dates through 2031	1,043,152	1,047,585
Fixed rate, ranging from 5.98% to 12.00%, fully-amortizing notes maturing at various dates through 2038	2,222,469	2,109,158
Variable rate, ranging from 3.46% to 5.85%, fully-amortizing notes maturing at various dates through 2025	24,345	6,191
Variable rate, 6.875%, partially amortizing notes maturing in 2022	7,604	8,376

Total	$3,435,255	$3,258,342

     As of December 31, 2001, the scheduled principal amortization and maturity payments for the Company’s secured notes payable are as follows (in thousands):

	Amortization	Maturities	Total

2002	$83,977	$111,192	$195,169
2003	86,590	197,836	284,426
2004	92,646	49,826	142,472
2005	99,186	112,633	211,819
2006	102,229	174,016	276,245
Thereafter			2,325,124

			$3,435,255

NOTE 9 — Secured Tax-Exempt Bond Financing

     The following table summarizes the Company’s secured tax-exempt bond financing at December 31, 2001 and 2000, all of which is non-recourse to the Company (in thousands):

	2001	2000

Fixed rate, 5.375% interest only, non-amortizing bonds, due 2002	$6,700	$6,700
Fixed rate, sinking fund bonds, ranging from 5.00% to 10.00%, due at various dates through 2036	116,507	56,423
Fixed rate, fully-amortizing bonds, ranging from 4.92% to 7.6%, due at various dates through 2036	289,768	297,186
Variable rate, sinking fund bonds, ranging from 1.8% to 10.0%, due at various dates through 2029	262,081	294,141
Variable rate, partially amortizing bonds, ranging from 4.50% to 8.4%, due at various dates through 2026	257,853	51,155
Variable rate, fully-amortizing bonds, ranging from 4.88% to 5.54%, due at various dates through 2026	14,567	43,096
Variable rate, cash flow amortizing bonds, ranging from 3.7% to 7.15%, due 2002	16,214	—
Variable rate, interest only bonds, ranging from 5.4% to 11.0%, due at various dates through 2025	57,217	24,332

Total	$1,020,907	$773,033

     As of December 31, 2001, the scheduled principal amortization and maturity payments for the Company’s secured tax-exempt bonds are as follows (in thousands):

	Amortization	Maturities	Total

2002	$13,160	$22,914	$36,074
2003	13,950	22,944	36,894
2004	14,572	89	14,661
2005	15,024	18,311	33,335
2006	15,930	25,385	41,315
Thereafter			858,628

			$1,020,907

NOTE 10 — Term Loan

     In September 2000, the Partnership closed a term loan from Bank of America, N.A., Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan with a total availability of $302 million to finance part of the Oxford acquisition. Transaction costs (including advisory fees) incurred on the term loan were $9.4 million. The borrowers under the term loan were the Partnership, NHP Management Company and AIMCO/Bethesda Holdings, Inc., and all obligations thereunder were guaranteed by the Partnership and certain of its subsidiaries. In March 2001, the Company paid off the remaining balance of the term loan and charged to operations approximately $2.2 million for the complete amortization of deferred financing and loan origination costs related to the term loan.

NOTE 11 — Credit Facility

     On November 6, 2001, the Partnership, together with AIMCO, NHP Management Company and AIMCO/Bethesda Holdings, Inc., amended and restated its revolving credit facility. The commitment remains $400 million, and the number of lender participants in the facility’s syndicate is ten. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and the stock of certain subsidiaries of the Company. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at the AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America’s reference rate of 0.50% over the federal funds rate, plus, in either case, an applicable margin. From November 6, 2001 through July 31, 2002, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. Commencing August 1, 2002 through maturity, the margin will range between 1.60% and 2.35%, in the case of LIBOR-based loans, and between 0.20% and 0.95% in the case of base rate loans, based upon a fixed charge coverage ratio. The financial covenants contained in the credit facility require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.70 to 1.0. In addition, the credit facility limits the Company from distributing more than 80% of its Funds From Operations (as defined in the credit facility documentation) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The credit facility imposes minimum net worth requirements and provides other financial covenants related to certain of the AIMCO’s assets and obligations. As of December 31, 2001, the Company was in compliance with all financial covenant requirements. The weighted average interest rate at December 31, 2001 was 4.72%, and the balance outstanding was $213.5 million. The amount available under the credit facility at December 31, 2001 and 2000 was $186.5 million (less $5.1 million for outstanding letters for credit) and $95.3 million (less $1.2 million for outstanding letters for credit), respectively.

NOTE 12 — Commitments and Contingencies

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

  Conclusion of Investigations of HUD Management Arrangements

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

     Separately, in July 2001, AIMCO entered into a Settlement Agreement and Release with HUD, which resolves, without any finding of wrongdoing, all civil matters that were the subject of a HUD Inspector General investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully accrued for by the Company at the time of the acquisition of NHP as a pre-acquisition contingency and, therefore, had no effect on the financial condition or results of operations of the Company.

  Environmental

     Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at affected apartment communities and our ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, the Company could potentially be liable for environmental liabilities or costs associated with its properties or properties it acquires or manages in the future.

  Other Legal Matters

     In December 2001, the Company and certain of its affiliated partnerships that own properties voluntarily entered into an agreement with the U.S. Environmental Protection Agency (“EPA”) and HUD pursuant to which they agreed to pay a fine of $130,000, conduct lead-based paint inspections and other testing, if necessary, on properties initially built prior to 1978, and re-issue lead-based paint disclosures to residents of such properties which have not been certified as lead-base paint free. In return, neither the Company nor its properties will be subject to any additional fines for inadequate disclosures prior to the Company’s execution of the agreement. The cost of the settlement, inspections and remediations incurred to date had been reserved for at the time the Company acquired the NHP and Insignia portfolios. Any remaining costs are not expected to be material.

     On January 30, 2002, the Company and four of its affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as, other statutory and equitable relief. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and will vigorously defend itself. While the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material impact upon the Company’s financial condition taken as a whole.

  Operating Leases

     The Company is obligated under office space and equipment non-cancelable operating leases. In addition, the Company subleases certain of its office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases for the five years ending after December 31, 2001 are as follows (in thousands):

	Operating Lease	Sublease
	Payments	Receipts

2002	$5,051	$756
2003	4,046	661
2004	3,500	661
2005	1,941	468
2006	1,497	372

Total	$16,035	$2,918

     Substantially all of the office space and equipment subject to the operating leases described above are for the use of its corporate offices and regional operating centers. Rent expense recognized totaled $4.5 million, $5.6 million and $5.8 million in 2001, 2000 and 1999, respectively, including amounts recognized in 2000 and 1999 by the unconsolidated subsidiaries. Sublease receipts for 2001, 2000 and 1999 were not material.

NOTE 13 — Mandatorily Redeemable Convertible Preferred Securities

     In connection with the Insignia merger, the Company assumed the obligations under the Trust Based Convertible Preferred Securities with an aggregate liquidation amount of $149.5 million. The securities mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by the Company on or after November 1, 1999. Each $50 of liquidation value of the securities can be converted into AIMCO Class A Common Stock at a conversion price of $49.61, which equates to 1.007 shares of AIMCO Class A Common Stock. In 2001 and 2000, the holders of the securities converted a total of $11.7 million and $117.2 million, respectively, of the $149.5 million of the securities into approximately 238,000 and 2,363,000 shares of AIMCO Class A Common Stock.

NOTE 14 — Registration Statements

     On November 7, 2001, AIMCO and the Partnership filed a shelf registration statement with the Securities Exchange Commission (“SEC”) with respect to an aggregate of $822 million of debt and equity securities of AIMCO and $500 million of debt securities of the Partnership, all of which was carried forward from the Company’s 1998 shelf registration statement. The registration statement was declared effective by the SEC on November 9, 2001. As of December 31, 2001, AIMCO had $822 million and the Partnership had $500 million of available authorized and unissued debt and equity securities from this registration statement. The Company expects to finance pending acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement or short-term borrowings.

NOTE 15 — Partners’ Capital

  Preferred OP Units

     All classes of preferred OP Units are on equal parity and are senior to the common OP Units. None of the classes of preferred OP Units have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units. Distributions on all preferred OP Units are subject to being declared by the General Partner.

     Perpetual

     Holders of the Class C, D, G and H Partnership Preferred Units are entitled to receive distributions at the following rates per annum:

Class C Partnership Preferred Units	9.000%

Class D Partnership Preferred Units	8.750%

Class G Partnership Preferred Units	9.375%

Class H Partnership Preferred Units	9.500%

     Holders of Class Q Cumulative Partnership Preferred Units (the “Class Q Preferred Units”), which were issued on March 19, 2001, are entitled to receive cash distributions in an amount per unit equal to $2.525 per year (equivalent to 10.10% of the liquidation preference). Distributions are paid on the Class Q Preferred Units quarterly, and began on June 15, 2001.

     Holders of Class R Cumulative Preferred Units (the “Class R Preferred Units”), which were issued on July 20, 2001, are entitled to receive cash distributions in an amount per unit equal to $2.50 per year (equivalent to 10% of the $25 liquidation preference). Distributions are paid on the Class R Preferred Units quarterly, and began on September 15, 2001.

     Convertible

     Holders of the Class B Partnership Preferred Units (“the Class B Preferred Units”) are entitled to receive cash distributions in an amount per unit equal to the greater of (i) $7.125 per year (equivalent to 7.125% of the liquidation preference) or (ii) the cash distributions declared on the number of common OP Units into which one Class B Preferred Unit is convertible. Class B Preferred Units are convertible, upon conversion of the Class B Cumulative Preferred Stock, beginning August 1998, into 3.284 common OP Units, subject to certain anti-dilution adjustments. In 2000, 330,529 shares of Class B Preferred Units were converted into 1,085,480 common OP Units.

     Holders of Class K Partnership Preferred Units (the “Class K Preferred Units”), which were issued on February 18, 1999, are entitled to receive cash distributions in an amount per unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class K Convertible Cumulative Preferred Stock (“Class K Preferred Stock”) is convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units will be entitled to receive an amount per unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of AIMCO Class A Common Stock into which a share of Class K Preferred Stock is convertible. Partnership Class K Preferred Units are convertible, upon conversion of the Class K Preferred Stock, into 0.59524 common OP Units, subject to certain anti-dilution adjustments.

     Holders of Class L Partnership Preferred Units (the “Class L Preferred Units”), which were issued on May 28, 1999, are entitled to receive cash distributions in an amount per unit equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Convertible Cumulative Preferred Stock (“Class L Preferred Stock”) is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class L Preferred Units will be entitled to receive an amount per unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Preferred Stock is convertible. Class L Preferred Units are convertible, upon conversion of the Class L Preferred Stock, into 0.5379 common OP Units, subject to certain anti-dilution adjustments.

     Holders of Class M Partnership Preferred Units (the “Class M Preferred Units”), which were issued on January 13, 2000, are entitled to receive, for the period beginning January 13, 2000 through and including January 13, 2003, cash distributions in an amount per unit equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Convertible Cumulative Preferred Stock (“Class M Preferred Stock”) is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class M Preferred Units will be entitled to receive an amount per unit equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Preferred Stock is convertible. Class M Preferred Units are convertible, upon conversion of the Class M Preferred Stock, into 0.5682 common OP Units, subject to certain anti-dilution adjustments.

     Holders of Class N Partnership Preferred Units (the “Class N Preferred Units”), which were issued on September 12, 2000 are entitled to receive cash distributions in an amount per unit equal to the greater of (i) $2.25 per year (equivalent to 9% per annum of the liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class N Convertible Cumulative Preferred Stock (“Class N Preferred Stock”) is convertible. Class N Preferred Units are convertible, upon conversion of the Class N Preferred Stock, into 0.4762 common OP Units, subject to certain anti-dilution adjustments.

     Holders of Class O Partnership Preferred Units (the “Class O Preferred Units”), which were issued on September 15, 2000 are entitled to receive cash distributions in an amount per unit equal to the greater of (i) $4.725 per year (equivalent to 9% per annum of the liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class O Convertible Cumulative Preferred Stock (“Class O Preferred Stock”) is convertible. Class O Preferred Units are convertible, upon conversion of the Class O Preferred Stock, into one common OP Unit, subject to certain anti-dilution adjustments.

     Holders of Class P Partnership Preferred Units (the “Class P Preferred Units”), which were issued on March 26, 2001, are entitled to receive cash distributions in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% of the liquidation preference) or (ii) the cash distributions payable on the number of AIMCO Class A Common Stock into which one Class P Preferred Unit is convertible. Distributions are paid on the Class P Preferred Units quarterly, and began on April 15, 2001. Class P Preferred Units are convertible, upon conversion of the Class P Preferred Stock, into 0.4464 common OP Units, subject to certain anti-dilution adjustments.

     In addition to the preferred OP Units described above, the Partnership has also issued preferred OP Units to third parties, to acquire individual properties and limited partnership interests, which in 2001 included 1,239,519 Class Nine Partnership Preferred Units valued at $31 million.

     As of December 31, 2001 and 2000, the following amounts of preferred OP Units owned by third parties are outstanding (in thousands):

	2001	2000

Class One Partnership Preferred Units, redeemable for AIMCO Class A Common Stock in one year from issuance, holder to receive distributions at 8% ($8.00 per annum per unit)	90	90
Class Two Partnership Preferred Units, redeemable for AIMCO Class A Common Stock in one year from issuance, holders to receive distributions at 8% ($2.00 per annum per unit)	78	80
Class Three Partnership Preferred Units, redeemable for AIMCO Class A Common Stock in one year from issuance, holders to receive distributions at 9.5% ($2.375 per annum per unit)	1,536	1,682
Class Four Partnership Preferred Units, redeemable for AIMCO Class A Common Stock in one year from issuance, holders to receive distributions at 8% ($2.00 per annum per unit)	757	759
Class Five Partnership Preferred Units, redeemable for cash at any time at the option of the Partnership, holder to receive distributions equal to the per unit distribution on the common OP Units ($3.12 per unit for 2001 and $2.80 per unit for 2000)	69	69
Class Six Partnership Preferred Units, redeemable for AIMCO Class A Common Stock in one year from issuance, holder to receive distributions at 8.5% ($2.125 per annum per unit)	808	859
Class Seven Partnership Preferred Units, redeemable for AIMCO Class A Common Stock in one year from issuance, holder to receive distributions at 9.5% ($2.375 per annum per unit)	30	30
Class Eight Partnership Preferred Units, redeemable for cash at any time at the option of the Partnership, holder to receive distributions equal to the per unit distribution on the common OP Units ($3.12 per unit for 2001 and $2.80 per unit for 2000)	6	6
Class Nine Partnership Preferred Units, convertible to common OP Units in one year from the date of issuance (subject to certain conditions), holder to receive distributions at 9% ($2.25 per annum per unit)	1,239	—

	4,613	3,575

     For all preferred OP Units that are redeemable to AIMCO Class A Common Stock, the Partnership, upon redemption, will issue a common OP Unit to AIMCO for each share of AIMCO Class A Common Stock issued. In addition, subject to certain conditions, the Class Four, Class Five, Class Six and Class Eight Partnership Preferred Units are convertible into common OP Units, two years from issuance, after December 21, 2000, three years from issuance, and after November 16, 2001, respectively.

     The distributions paid on each class of preferred OP Units for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands, except per unit data):

	2001			2000			1999

	Amount		Total	Amount		Total	Amount		Total
Class of	Per		Amount	Per		Amount	Per		Amount
Preferred Units	Unit(1)		Paid	Unit(1)		Paid	Unit(1)		Paid

Class B	$10.25		$4,297	$9.20		$7,137	$8.21		$6,158
Class C	2.25		5,400	2.25		5,400	2.25		5,400
Class D	2.19		9,188	2.19		9,188	2.19		9,188
Class G	2.34		9,492	2.34		9,492	2.34		9,492
Class H	2.38		4,750	2.38		4,750	2.38		4,750
Class J	—		—	—		—	3.16	(2)	5,956
Class K	2.00		10,000	2.00		10,000	1.50	(3)	7,500
Class L	2.03		10,125	2.03		10,125	1.01	(3)	5,063
Class M	2.13		2,550	1.59	(4)	1,913	—		—
Class N	2.25		9,000	0.12	(4)	475	—		—
Class O	4.73		9,000	0.24	(4)	450	—		—
Class P	1.25	(5)	5,000	—		—	—		—
Class Q	1.87	(5)	4,720	—		—	—		—
Class R	1.01	(5)	4,974	—		—	—		—
Class One	8.00		720	8.00		720	8.00	(3)	720
Class Two	2.00		157	1.42	(4)	114	—	(6)	—
Class Three	2.38		3,994	1.85	(4)	3,116	—	(6)	—
Class Four	2.00		1,514	1.58	(4)	1,197	—	(6)	—
Class Five	3.12		214	2.10	(4)	144	—		—
Class Six	2.13		1,741	0.03	(4)	28	—		—
Class Seven	2.07	(5)	62	—	(7)	—	—		—
Class Eight	2.82	(5)	17	—	(7)	—	—		—
Class Nine	0.67	(5)	836	—		—	—		—

Total			$97,751			$64,249			$54,227

(1)	Amounts per unit are based on the stated distribution rate for each class of preferred OP Units.

(2)	For the period from January 1, 1999 to the date of conversion to AIMCO Class A Common Stock.

(3)	For the period from the date of issuance to December 31, 1999.

(4)	For the period from the date of issuance to December 31, 2000.

(5)	For the period from the date of issuance to December 31, 2001.

(6)	No distributions for these preferred OP Units were required during 1999 based on the date of issuance.

(7)	No distributions for these preferred OP Units were required during 2000 based on the date of issuance.

  Common OP Units

     Common OP Units are redeemable by common OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restriction, on the basis of one common OP Unit for either one share of AIMCO Class A Common Stock or cash equal to the fair value of a share of AIMCO Class A Common Stock at the time of redemption. The Company has the option to deliver shares of AIMCO Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems a common OP Unit for AIMCO Class A Common Stock, Limited Partner’s Capital is reduced and Special Limited Partners’ capital is increased. Common OP Units held by AIMCO are not redeemable.

     In 2001, the Company completed tender offers for limited partnership interests resulting in the issuance of approximately 912,000 common OP Units.

     During 2001 and 2000, the Company issued approximately 241,000 and 258,000 shares, respectively, of AIMCO Class A Common Stock to certain of AIMCO’s executive officers (or entities controlled by them) at market prices. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable to AIMCO totaling $10.7 million and $7.7 million, respectively. These notes, which are 25% recourse to the holder, have a 10 year maturity and bear interest at rates between 6.25% and 7.25% annually. The notes were contributed by AIMCO to the Partnership in exchange for approximately 241,000 and 258,000 common OP Units, respectively. Total payments on such notes from officers in 2001 and 2000 were $8.5 million and $15.1 million, respectively. In addition, in 2001 and 2000, the Partnership issued approximately 172,000 and 42,000 common OP Units to AIMCO and AIMCO issued approximately 172,000 and 42,000 shares of AIMCO Class A Common Stock, respectively, to certain of AIMCO’s executive officers. The restricted stock was issued at the fair value of AIMCO’s Class A Common Stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting period of 3 to 5 years.

     During 2001 and 2000, the Company repurchased and retired approximately 772,000 shares and 69,000 shares, respectively, of AIMCO Class A Common Stock at an average price of $43.15 per share and $37.39 per share, respectively.

  Other OP Units

     In January 1998, the Partnership sold an aggregate of 15,000 Class I High Performance Partnership Units to a joint venture comprised of fourteen members of AIMCO’s senior management and to three of AIMCO’s independent directors for $2.1 million in cash. The value of these other OP Units was determined on December 31, 2000 and the 15,000 Class I Units converted to 2,379,084 other OP Units in January 2001. The holders of these units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of the same number of OP Units. In June 2001, AIMCO shareholders approved the sale by the Partnership of an aggregate of 15,000 of its Class II, III and IV High Performance Partnership Units (see Note 19).

  Investment in AIMCO

     In 1998, AIMCO issued 1.0 million shares of Class J Preferred Stock for proceeds of $100.0 million. The proceeds were contributed by AIMCO to the Partnership in exchange for 1.0 million Class J Preferred Units. Concurrently, the Partnership issued 250,000 Class J Preferred Units valued at $25.0 million to AIMCO, in exchange for 250,000 shares of Class J Preferred Stock. In June 2000, the Partnership converted 250,000 shares of AIMCO Class J Cumulative Convertible Preferred Stock, with a liquidation value of $25 million, into 625,000 shares of AIMCO Class A Common Stock. In connection with this conversion, 41,991 shares of AIMCO Class A Common Stock, valued at $1.5 million, were exchanged by the Partnership for common OP Units held by a limited partner. In 2001, 198,269 shares of AIMCO Class A Common Stock, valued at $7.1 million, were exchanged by the Partnership for common OP Units held by a limited partner. The investment in AIMCO’s Class A Common Stock is presented in the accompanying financial statements as a reduction to partners’ capital.

NOTE 16 — Stock Option Plans and Stock Warrants

     AIMCO, from time to time, will issue stock options and stock warrants. Upon exercise of the stock options or stock warrants, AIMCO must contribute the proceeds received to the Partnership in exchange for common OP Units in the same number as shares of AIMCO Class A Common Stock issued in connection with the exercised stock options or stock warrants. Therefore, the following disclosures are made pertaining to AIMCO’s stock options and stock warrants.

     AIMCO’s Board of Directors has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the “1994 Plan”), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the “1996 Plan”), the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the “1997 Plan”) and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the “Non-Qualified Plan”) to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1997 Plan provides for the granting of a maximum of

20,000,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares and allows for the granting of non-qualified stock options. The 1994 Plan, the 1996 Plan and the 1997 Plan allow for the grant of incentive and non-qualified stock options, and together with the Non-Qualified Plan, are administered by the Compensation Committee of the Board of Directors of AIMCO. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors of AIMCO to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options vest over a one to five-year period from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors of AIMCO.

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

	2001	2000	1999

Risk free interest rates	4.4%	6.1%	5.0%
Expected dividend yield	6.9%	6.8%	6.6%
Volatility factor of the expected market price of the Company’s common stock	0.193	0.192	0.183
Weighted average expected life of options	4.5 years	4.5 years	4.5 years

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

     For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting period. AIMCO’s pro forma information for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands, except per share data):

	2001	2000	1999

Pro forma net income attributable to common stockholders	$13,780	$31,396	$17,606
Pro forma basic earnings per common share	$0.19	$0.46	$0.28
Pro forma diluted earnings per common share	$0.19	$0.45	$0.28

     The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years’ earnings.

     The following table summarizes the option and warrants activity for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999

		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	And	Exercise	And	Exercise	And	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	8,235,000	$37.80	8,660,000	$37.78	8,325,000	$36.38
Granted	1,126,000	47.18	219,000	39.89	1,000,000	37.14
Exercised	(547,000)	34.94	(594,000)	17.31	(490,000)	13.78
Forfeited	(491,000)	38.34	(50,000)	37.02	(175,000)	34.68

Outstanding at end of year	8,323,000	$38.71	8,235,000	$37.80	8,660,000	$37.78
Exercisable at end of year	3,925,000	$37.31	3,942,000	$37.54	1,643,000	$37.55
Weighted-average fair value of options and warrants granted during the year		$3.92		$4.65		$3.41

     At December 31, 2001, exercise prices for outstanding and exercisable options range from $17.13 to $43.85, and for warrants range from $36.00 to $41.00. The remaining weighted-average contractual life of the options is six years.

     On December 14, 1998, AIMCO sold, in a private placement, 1.4 million Class B Partnership Preferred Units (the “Class B Preferred OP Units”) of a subsidiary of the Partnership for $30.85 million. As a part of the transaction, AIMCO also sold a warrant to purchase 875,000 shares of AIMCO Class A Common Stock for $4.15 million. On January 14, 2002, the Partnership redeemed the Class B Preferred OP Units, paid accrued distributions and settled the warrant for a total of 892,238 common OP Units.

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

NOTE 17 — Earnings per Unit

     The following table illustrates the calculation of basic and diluted earnings per unit for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per unit data):

	2001	2000	1999

Numerator:
Net income	$121,064	$109,717	$80,690
Less: Net income attributable to preferred OP Unitholders	(100,134)	(70,217)	(54,173)

Numerator for basic and diluted earnings per unit — net income attributable to common OP Unitholders	$20,930	$39,500	$26,517

Denominator:
Denominator for basic earnings per unit — weighted average number of units outstanding	83,770	74,427	68,541
Effect of dilutive securities:
Dilutive potential units	1,190	1,490	970

Denominator for diluted earnings per unit	84,960	75,917	69,511

Basic earnings per unit:
Operations	$0.03	$0.18	$0.42
Gain (loss) on disposition of real estate property	0.22	0.35	(0.03)

Total	$0.25	$0.53	$0.39

Diluted earnings per unit:
Operations	$0.03	$0.17	$0.41
Gain (loss) on disposition of real estate property	0.22	0.35	(0.03)

Total	$0.25	$0.52	$0.38

     The Class B Preferred Units, the Class J Preferred Units (1999), the Class K Preferred Units, the Class L Preferred Units, the Class M Preferred Units, the Class N Preferred Units, the Class O Preferred Units and the Class P Preferred Units are convertible (see Note 15). The Class C Preferred Units, the Class D Preferred Units, the Class G Preferred Units, the Class H Preferred Units, the Class Q Preferred Units and the Class R Preferred Units are not convertible. All of the convertible preferred OP Units are anti-dilutive on an “as converted” basis, therefore, all of the dividends are deducted to arrive at the numerator and no additional OP Units are included in the denominator.

NOTE 18 — Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the Company to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company does not anticipate that the adoption of SFAS 141 will have a material effect on its financial position or results of operations. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The requirements of SFAS 142 are effective for the Company beginning January 1, 2002. The Company anticipates that the adoption of the non-amortization provision of SFAS 142 will result in an increase of annual net income of $7.9 million ($0.09 per diluted unit) per year.

     In October 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), to determine when a long-lived asset is classified as held for sale and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 is effective for the Company beginning January 1, 2002. The Company anticipates that the adoption of SFAS 144 will cause the Company to report assets held for sale (as defined by SFAS 144) as discontinued operations. The results of discontinued operations, less applicable income taxes, will be a separate component of income on the income statement.

     In July 2001, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issue (“SAB 102”). SAB 102 summarizes certain of the SEC’s views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with the guidelines set forth in SAB 102.

NOTE 19 — Dilutive Securities

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

     The valuation period for the Class II Units ended on December 31, 2001, with no value added, and therefore the allocable investment made by the holders of $1.275 million was lost.

     At December 31, 2001, the Company did not meet the required measurement benchmarks for Class III or Class IV Units, and therefore, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of December 31, 2001, and such High Performance Units have had no dilutive effect. The table below illustrates the calculation of the value of High Performance Units at December 31, 2001 (in thousands):

Class of High		AIMCO	Morgan		Out-	Average	Outperformance	Value of High
Performance	Final Valuation	Total	Stanley	Minimum	performance	Market	Shareholder	Performance	OP Unit	OP Unit
Unit	Date	Return(1)	REIT Index	Return	Return	Capitalization	Value Added(2)	Units (3)	Dilution	Dilution %

Class II	December 31, 2001	0.21%	12.83%	11.00%	0.00%	$3,857,730	$0	$0	0	0.00%
Class III	December 31, 2002	0.21%	12.83%	23.20%	0.00%	$3,857,730	$0	$0	0	0.00%
Class IV	December 31, 2003	0.21%	12.83%	36.80%	0.00%	$3,857,730	$0	$0	0	0.00%

(1)	Based on a $48.36 starting price, dividend reinvestment on the dividend payment date using the closing price for that date, and an ending price based on an average of the volume weighted average trading price for the 20 trading days immediately preceding the end of the period.

(2)	Outperformance Return multiplied by average market capitalization

(3)	Outperformance Shareholder Value Added multiplied by 5%

     The Company has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total amount of OP Units that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted unit count) as of December 31, 2001:

Type of Security	As of December 31, 2001

Common OP Units	83,501,876
Other OP Units	2,379,084
Vested options and warrants	3,925,498
Convertible preferred OP Units	17,031,781
Convertible debt securities	415,991

Total	107,254,230

NOTE 20 — Transactions with Affiliates

     The Company earns revenue from unconsolidated real estate partnerships in which the Company is the general partner and has a 25% average ownership interest. These revenues include property management services, partnership and asset management services, transactional services such as refinancing, construction supervisory and disposition services. Also, the Company is reimbursed for its costs in connection with the management of the unconsolidated real estate partnerships. Fees earned for these services for the years ended December 31, 2001, 2000 and 1999 were $37.7 million, $12.6 million and $14.2 million, respectively, and include fees earned by the previously unconsolidated subsidiaries in 2000 and 1999. There were $18 million of accounts receivable at December 31, 2001 relating to these fees.

     The total accounts receivable, net of allowance for doubtful accounts, due from affiliates was $55.4 million at December 31, 2001.

NOTE 21 — Employee Benefit Plans

     The Company offers medical, dental, life and short-term and long-term disability benefits to employees of the Company through insurance coverage of Company-sponsored plans. The medical and dental plans are self-funded and are administered by independent third parties. In addition, the Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. The Company matches 50%-100% of the participant’s contributions to the plan up to a maximum of 6% of the participant’s prior year compensation. The Company match percentage is based on employee tenure. The expense incurred by the Company totaled approximately $2.8 million, $3.7 million and $2.6 million in 2001, 2000 and 1999, respectively.

NOTE 22 — Unaudited Summarized Consolidated Quarterly Information and Significant Adjustments

     Summarized unaudited consolidated quarterly information for 2001 and 2000 is provided below (amounts in thousands, except per unit amounts).

	Quarter(1)

Year Ended December 31, 2001	First	Second	Third	Fourth

Rental and other property revenues	$322,234	$323,770	$323,801	$316,798
Income from property operations	200,805	196,687	200,715	182,836
Management fees and other income primarily from affiliates	39,106	40,119	44,554	42,021
Income from investment management business	5,773	8,291	9,833	3,694
Net income	15,337	33,850	29,154	42,723
Basic earnings (loss) per unit	$(0.07)	$0.11	$0.02	$0.19
Diluted earnings (loss) per unit	$(0.07)	$0.11	$0.02	$0.19
Weighted average units outstanding	81,750	84,872	85,420	83,039
Weighted average units and unit equivalents outstanding	81,750	86,351	85,826	84,913

	Quarter(1)

Year Ended December 31, 2000	First	Second	Third	Fourth

Rental and other property revenues	$224,320	$258,064	$271,079	$297,537
Income from property operations	131,465	149,275	160,575	169,845
Management fees and other income primarily from affiliates	9,571	10,812	12,205	7,308
Income from investment management business	4,546	5,442	2,312	3,495
Net income	28,454	13,160	33,457	34,646
Basic earnings (loss) per unit	$0.17	$(0.04)	$0.22	$0.18
Diluted earnings (loss) per unit	$0.17	$(0.04)	$0.21	$0.18
Weighted average units outstanding	72,306	72,580	74,022	78,799
Weighted average units and unit equivalents outstanding	72,674	72,580	78,040	80,375

(1)	Certain reclassifications have been made to 2001 and 2000 quarterly amounts to conform to the full year 2001 presentation.

     During the quarter ended December 31, 2001, the Company recorded the following adjustments affecting previous quarters. These adjustments, in total, did not have an overall material impact on net income for any one quarter.

Income (Expense)
Adjustment	(in thousands)

Interest expense	$15,283
Capitalized costs	4,629
Income from property operations	(7,421)
Distributions to minority interest partners in excess of income	(9,207)
Insurance claim losses	(4,016)
Interest and other income	(3,400)
Depreciation and amortization expense	(424)
Health insurance	(1,950)
Other	(922)

Impact on net income for the quarter ended December 31, 2001	$(7,428)

NOTE 23 — Industry Segments

     The Company has two reportable segments: real estate and investment management business. The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico which generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no tenants that contributed 10% or more of the Company’s total revenues during 2001, 2000, or 1999. The Company also manages apartment properties for third parties and affiliates through its investment management business segment. As disclosed, a significant portion of the revenues of the investment management business are from affiliates of the Company.

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

     The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the years ended December 31, 2001, 2000 and 1999, from these segments, and a reconciliation of Free Cash Flow to funds from operations, funds from operations less a reserve for capital replacements, and net income (in thousands, except equivalent units (ownership effected and period weighted) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except unit data)

	2001				2000

	Consolidated	Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $1,000 per unit (equivalent units of 9,073, 4,835 and 2,293 for 2001, 2000 and 1999)	$85,494	$8,819	$94,313	11.6%	$44,336		$10,586	$54,922	7.9%
Average monthly rent $900 to $1,000 per unit (equivalent units of 9,068, 4,832 and 2,292 for 2001, 2000 and 1999)	75,878	2,662	78,540	9.7%	25,448		3,281	28,729	4.1%
Average monthly rent $800 to $900 per unit (equivalent units of 12,680, 6,851 and 4,423 for 2001, 2000 and 1999)	91,365	4,986	96,351	11.9%	59,578		3,035	62,613	9.0%
Average monthly rent $700 to $800 per unit (equivalent units of 18,763, 10,608 and 9,310 for 2001, 2000 and 1999)	101,176	8,842	110,018	13.5%	61,873		10,660	72,533	10.4%
Average monthly rent $600 to $700 per unit (equivalent units of 36,556, 30,422 and 16,494 for 2001, 2000 and 1999)	171,582	14,706	186,288	22.9%	144,818		20,694	165,512	23.7%
Average monthly rent $500 to $600 per unit (equivalent units of 37,701, 40,529 and 29,492 for 2001, 2000 and 1999)	130,750	12,458	143,208	17.6%	144,102		19,094	163,196	23.4%
Average monthly rent less than $500 per unit (equivalent units of 17,267, 21,455 and 29,387 for 2001, 2000 and 1999)	40,270	2,297	42,567	5.2%	56,016		5,613	61,629	8.8%

Subtotal conventional real estate contribution to Free Cash Flow	696,515	54,770	751,285	92.4%	536,171		72,963	609,134	87.3%

Affordable (equivalent units of 13,169, 14,179 and 9,809 for 2001, 2000 and 1999)	15,861	26,096	41,957	5.2%	25,116		30,133	55,249	7.9%
College housing (average rent of $581, $662 and $663 per month for 2001, 2000 and 1999) (equivalent units of 3,021, 2,860 and 2,214 for 2001, 2000 and 1999)	12,134	393	12,527	1.5%	12,777		997	13,774	2.0%
Other real estate	6,705	460	7,165	0.9%	4,828		6,478	11,306	1.6%
Minority interest	(83,454)	—	(83,454)	(10.3%)	(90,637)		—	(90,637)	(13.0%)

Total real estate contribution to Free Cash Flow	647,761 (1)	81,719	729,480	89.7%	488,255	(1)	110,571	598,826	85.8%

Investment Management Business

Management contracts (property and asset management)
Controlled properties	38,030	—	38,030	4.7%	16,182		14,233	30,415	4.4%
Third party with terms in excess of one year	1,758	—	1,758	0.2%	—		7,839	7,839	1.1%
Third party cancelable in 30 days	2,459	—	2,459	0.3%	—		2,700	2,700	0.4%
Insurance claim losses	(5,643)	—	(5,643)	(0.7%)	—		—	—	0.0%

Investment management business contribution to Free Cash Flow before fees	36,604	—	36,604	4.5%	16,182		24,772	40,954	5.9%
Activity based fees	9,716	—	9,716	1.2%	6,311		1,127	7,438	1.1%

Total investment management business contribution to Free Cash Flow	46,320 (2)	—	46,320	5.7%	22,493	(2)	25,899	48,392	7.0%

Interest income
Transactional income	33,413	—	33,413	4.1%	26,409		—	26,409	3.8%
General partner loan interest	25,995	—	25,995	3.2%	23,205		2,442	25,647	3.7%
Money market and interest bearing accounts	9,185	—	9,185	1.1%	16,627		—	16,627	2.4%

Total interest income contribution to Free Cash Flow	68,593	—	68,593	8.4%	66,241		2,442	68,683	9.9%

General and administrative Expenses	(18,530)	—	(18,530)	(2.2%)	(18,123)		—	(18,123)	(2.7%)
Consulting Fees — business process improvement	(6,400)	—	(6,400)	(0.8%)	—		—	—	0.0%
Provision for losses on accounts, fees and notes receivable	(6,646)	—	(6,646)	(0.8%)	—		—	—	0.0%

Free Cash Flow (FCF)(4)	731,098	81,719	812,817	100%	558,866		138,912	697,778	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except unit data)

	1999

	Consolidated		Unconsolidated	Total	%

Real Estate

Conventional
Average monthly rent greater than $1,000 per unit (equivalent units of 9,073, 4,835 and 2,293 for 2001, 2000 and 1999)	$21,406		$6,499	$27,905	5.4%
Average monthly rent $900 to $1,000 per unit (equivalent units of 9,068, 4,832 and 2,292 for 2001, 2000 and 1999)	12,286		2,014	14,300	2.8%
Average monthly rent $800 to $900 per unit (equivalent units of 12,680, 6,851 and 4,423 for 2001, 2000 and 1999)	32,108		7,364	39,472	7.6%
Average monthly rent $700 to $800 per unit (equivalent units of 18,763, 10,608 and 9,310 for 2001, 2000 and 1999)	37,288		21,611	58,899	11.3%
Average monthly rent $600 to $700 per unit (equivalent units of 36,556, 30,422 and 16,494 for 2001, 2000 and 1999)	61,585		27,975	89,560	17.3%
Average monthly rent $500 to $600 per unit (equivalent units of 37,701, 40,529 and 29,492 for 2001, 2000 and 1999)	82,383		32,758	115,141	22.2%
Average monthly rent less than $500 per unit (equivalent units of 17,267, 21,455 and 29,387 for 2001, 2000 and 1999)	38,217		20,299	58,516	11.3%

Subtotal conventional real estate contribution to Free Cash Flow	285,273		118,520	403,793	77.9%

Affordable (equivalent units of 13,169, 14,179 and 9,809 for 2001, 2000 and 1999)	5,131		32,382	37,513	7.2%
College housing (average rent of $581, $662 and $663 per month for 2001, 2000 and 1999) (equivalent units of 3,021, 2,860 and 2,214 for 2001, 2000 and 1999)	3,633		4,612	8,245	1.6%
Other real estate	3,805		5,463	9,268	1.8%
Minority interest	(24,396)		—	(24,396)	(4.8%)

Total real estate contribution to Free Cash Flow	273,446	(1)	160,977	434,423	83.7%

Investment Management Business

Management contracts (property and asset management)
Controlled properties	19,549		7,411	26,960	5.2%
Third party with terms in excess of one year	—		10,281	10,281	2.0%
Third party cancelable in 30 days	—		908	908	0.2%
Insurance claim losses	—		—	—	0.0%

Investment management business contribution to Free Cash Flow before fees	19,549		18,600	38,149	7.4%

Activity based fees	3,353		1,550	4,903	0.9%

Total investment management business contribution to Free Cash Flow	22,902	(2)	20,150	43,052	8.3%

Interest income
Transactional income	32,460		—	32,460	6.3%
General partner loan interest	11,774		—	11,774	2.3%
Money market and interest bearing accounts	9,864		1,568	11,432	2.2%

Total interest income contribution to Free Cash Flow	54,098		1,568	55,666	10.8%

General and administrative Expenses	(14,152)		—	(14,152)	(2.8%)
Consulting Fees — business process improvement	—		—	—	0.0%
Provision for losses on accounts, fees and notes receivable	—		—	—	0.0%

Free Cash Flow (FCF)(4)	336,294		182,695	518,989	100%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except unit data)

	2001				2000

	Consolidated	Unconsolidated		Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF)(4)	731,098	81,719		812,817	558,866	138,912	697,778

Interest expense:
Secured debt
Long-term, fixed rate	(270,284)	(45,881)		(316,165)	(227,103)	(49,357)	(276,460)
Long-term, variable rate (principally tax-exempt)	(22,999)	(4,458)		(27,457)	(952)	(13,381)	(14,333)
Short-term	(10,786)	(62)		(10,848)	(10,384)	(1,697)	(12,081)
Lines of credit and other unsecured debt	(20,366)	(2)		(20,368)	(31,796)	(2,698)	(34,494)
Interest expense on mandatorily redeemable convertible preferred securities	(1,568)	—		(1,568)	(8,869)	—	(8,869)
Interest capitalized	15,642	621		16,263	9,278	1,165	10,443

Total interest expense before minority interest	(310,361)	(49,782)		(360,143)	(269,826)	(65,968)	(335,794)
Minority interest share of interest expense	47,089	—		47,089	57,445	—	57,445

Total interest expense after minority interest	(263,272)	(49,782)		(313,054)	(212,381)	(65,968)	(278,349)

Dividends on preferred securities owned by minority interest	(2,712)	—		(2,712)	(2,718)	—	(2,718)
Distributions on preferred OP Units	(100,134)	—		(100,134)	(70,217)	—	(70,217)

Total distributions on preferred OP Units and securities	(102,846)	—		(102,846)	(72,935)	—	(72,935)

Non-structural depreciation, net of capital replacements	(3,829)	(346)		(4,175)	(20,839)	(1,885)	(22,724)
Amortization of intangibles	(18,729)	—		(18,729)	(6,698)	(5,370)	(12,068)
Gain (loss) on disposition of real estate property	18,848	—		18,848	26,335	—	26,335
Deferred income tax benefit	—	—		—	—	(154)	(154)

Earnings Before Structural Depreciation (EBSD)(4)	361,270	31,591		392,861	272,348	65,535	337,883

Structural depreciation, net of minority interest in other entities	(275,977)	(48,253)		(324,230)	(213,801)	(60,207)	(274,008)
Distributions to minority interest partners in excess of income	(47,701)	—		(47,701)	(24,375)	—	(24,375)

Net income (loss) attributable to common OP Unitholders	37,592	(16,662	)(3)	20,930	34,172	5,328 (3)	39,500

(Gain) loss on disposition of real estate property	(18,848)	—		(18,848)	(26,335)	—	(26,335)
Gain on disposition of land	3,843	—		3,843	—	—	—
Income tax arising from disposition of real estate property	3,202	—		3,202	—	—	—
Structural depreciation, net of minority interest in other entities	275,977	48,253		324,230	213,801	60,207	274,008
Distributions to minority interest partners in excess of income	47,701	—		47,701	24,375	—	24,375
Non-structural depreciation, net of minority interest in other entities	53,658	9,253		62,911	53,113	9,981	63,094
Amortization of intangibles	18,729	—		18,729	6,698	5,370	12,068
Deferred income tax benefit	—	—		—	—	154	154

Funds From Operations (FFO)(4)	421,854	40,844		462,698	305,824	81,040	386,864

Capital replacement reserve	(49,828)	(8,907)		(58,735)	(32,268)	(8,099)	(40,367)

Adjusted Funds From Operations (AFFO)(4)	$372,026	$31,937		$403,963	$273,556	$72,941	$346,497

			Earnings			Earnings
	Earnings	Units	Per Unit	Earnings	Units	Per Unit

EBSD
Basic	$392,861	83,770		$337,883	74,427
Diluted	458,815	102,147		390,834	91,506
Net Income
Basic	20,930	83,770	$0.25	39,500	74,427	$0.53
Diluted	20,930	84,960	$0.25	39,500	75,917	$0.52
FFO
Basic	462,698	83,770		386,864	74,427
Diluted	528,653	102,147		439,816	91,506
AFFO
Basic	403,963	83,770		346,497	74,427
Diluted	469,918	102,147		399,449	91,506

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except unit data)

	1999

	Consolidated	Unconsolidated		Total

Free Cash Flow (FCF)(4)	336,294	182,695		518,989

Interest expense:
Secured debt
Long-term, fixed rate	(107,100)	(65,683)		(172,783)
Long-term, variable rate (principally tax-exempt)	(1,314)	(2,034)		(3,348)
Short-term	(14,828)	(2,883)		(17,711)
Lines of credit and other unsecured debt	(12,754)	(384)		(13,138)
Interest expense on mandatorily redeemable convertible preferred securities	(9,716)	—		(9,716)
Interest capitalized	6,588	93		6,681

Total interest expense before minority interest	(139,124)	(70,891)		(210,015)
Minority interest share of interest expense	11,154	—		11,154

Total interest expense after minority interest	(127,970)	(70,891)		(198,861)

Dividends on preferred securities owned by minority interest	(2,036)	—		(2,036)
Distributions on preferred OP units	(54,173)	—		(54,173)

Total distributions on preferred OP units and securities	(56,209)	—		(56,209)
Non-structural depreciation, net of capital replacements	(36)	(7,481)		(7,517)
Amortization of intangibles	(14,297)	(22,434)		(36,731)
Gain (loss) on disposition of real estate property	(1,785)	—		(1,785)
Deferred income tax benefit	—	(1,763)		(1,763)

Earnings Before Structural Depreciation (EBSD)(4)	135,997	80,126		216,123

Structural depreciation, net of minority interest in other entities	(102,297)	(87,309)		(189,606)
Distributions to minority interest partners in excess of income	—	—		—

Net income (loss) attributable to common OP Unitholders	33,700	(7,183	)(3)	26,517

(Gain) loss on disposition of real estate property	1,785	—		1,785
Gain on disposition of land	—	—		—
Income tax arising from disposition of depreciable real estate property	—	—		—
Structural depreciation, net of minority interest in other entities	102,297	87,309		189,606
Distributions to minority interest partners in excess of income	—	—		—
Non-structural depreciation, net of minority interest in other entities	19,470	16,762		36,232
Amortization of intangibles	14,297	22,434		36,731
Deferred income tax benefit	—	1,763		1,763

Funds From Operations (FFO)(4)	171,549	121,085		292,634

Capital replacement reserve	(19,434)	(9,281)		(28,715)

Adjusted Funds From Operations (AFFO)(4)	$152,115	$111,804		$263,919

			Earnings
	Earnings	Units	Per Unit

EBSD
Basic	$216,123	68,541
Diluted	244,848	78,673
Net Income
Basic	26,517	68,541	$0.39
Diluted	26,517	69,511	$0.38
FFO
Basic	292,634	68,541
Diluted	320,434	78,673
AFFO
Basic	263,919	68,541
Diluted	291,719	78,673

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	2001	2000	1999

Consolidated real estate contribution to Free Cash Flow	$647,761	$488,255	$273,446
Plus: Minority interest	83,454	90,637	24,396
Plus: Capital replacements	49,828	32,268	19,434
Plus: Property operating expenses	496,776	426,177	213,064
Plus: Owned property management expenses	8,784	13,663	1,543

Rental and other property revenues	$1,286,603	$1,051,000	$531,883

(2)	Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	2001	2000	1999

Consolidated investment management business contribution to Free Cash Flow	$46,320	$22,493	$22,902
Plus: Management and other expenses	119,480	17,403	14,897

Management fees and other income primarily from affiliates	$165,800	$39,896	$37,799

(3)	Reconciliation of unconsolidated net income attributable to common OP Unitholders to equity in earnings (losses) of unconsolidated real estate partnerships and equity in earnings (losses) of unconsolidated subsidiaries (in thousands):

	2001	2000	1999

Equity in losses of unconsolidated subsidiaries	$—	$(2,290)	$(4,595)
Equity in earnings (losses) of unconsolidated real estate partnerships	(16,662)	7,618	(2,588)

Unconsolidated net income attributable to common OP Unitholders	$(16,662)	$5,328	$(7,183)

(4)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with GAAP, as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” is defined by the Company as net operating income minus the capital replacement spending required to maintain the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” (“EBSD”) is defined by the Company as net income, determined in accordance with GAAP, plus “structural depreciation”, i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years.

•	“Funds From Operations” (“FFO”) is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains and losses from extraordinary items and sales of depreciable real estate property, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated partnerships and joint ventures. The Company calculates FFO based on the NAREIT definition, plus amortization of intangibles, plus distributions to minority interest partners in excess of income and less distributions on preferred OP Units. The Company calculates FFO (diluted) by adding back the interest expense and preferred distributions relating to convertible securities whose conversion is dilutive to FFO. There can be no assurance that the Company’s basis for computing FFO is comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” (“AFFO”) is defined by the Company as FFO less capital replacement spending equal to $367 per apartment unit in 2001 and $300 per apartment unit in 2000 and 1999.

Reconciliation of FCF, EBSD, FFO and AFFO to Net income (in thousands):

	For the Year Ended December 31, 2001

	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule	$812,817	$392,861	$462,698	$403,963
Total interest expense after minority interest	(313,054)	—	—	—
Dividends on preferred securities owned by minority interest	(2,711)	—	—	—
Dividends on preferred OP Units	—	100,134	100,134	100,134
Structural depreciation, net of minority interest	(324,230)	(324,230)	(324,230)	(324,230)
Non-structural depreciation, net of minority interest	(62,911)	—	(62,911)	(62,911)
Distributions to minority interest partners in excess of income	(47,701)	(47,701)	(47,701)	(47,701)
Capital replacements reserve	58,735	—	—	58,735
Amortization of intangible assets	(18,729)	—	(18,729)	(18,729)
Gain on disposition of real estate property	18,848	—	18,848	18,848
Gain on disposition of land	—	—	(3,843)	(3,843)
Income tax arising from disposition of real estate property	—	—	(3,202)	(3,202)

Net income	$121,064	$121,064	$121,064	$121,064

	For the Year Ended December 31, 2000

	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule	$697,778	$337,883	$386,864	$346,497
Total interest expense after minority interest	(278,349)	—	—	—
Dividends on preferred securities owned by minority interest	(2,715)	—	—	—
Dividends on preferred OP Units	—	70,217	70,217	70,217
Structural depreciation, net of minority interest	(274,008)	(274,008)	(274,008)	(274,008)
Non-structural depreciation, net of minority interest	(63,094)	—	(63,094)	(63,094)
Distributions to minority interest partners in excess of income	(24,375)	(24,375)	(24,375)	(24,375)
Capital replacements reserve	40,367	—	—	40,367
Amortization of intangible assets	(12,068)	—	(12,068)	(12,068)
Gain on disposition of real estate property	26,335	—	26,335	26,335
Deferred income tax benefit	(154)	—	(154)	(154)

Net income	$109,717	$109,717	$109,717	$109,717

	For the Year Ended December 31, 1999

	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule	$518,989	$216,123	$292,634	$263,919
Total interest expense after minority interest	(198,861)	—	—	—
Dividends on preferred securities owned by minority interest	(2,036)	—	—	—
Dividends on preferred OP Units	—	54,173	54,173	54,173
Structural depreciation, net of minority interest	(189,606)	(189,606)	(189,606)	(189,606)
Non-structural depreciation, net of minority interest	(36,232)	—	(36,232)	(36,232)
Capital replacements reserve	28,715	—	—	28,715
Amortization of intangible assets	(36,731)	—	(36,731)	(36,731)
Gain (loss) on disposition of real estate property	(1,785)	—	(1,785)	(1,785)
Deferred income tax benefit	(1,763)	—	(1,763)	(1,763)

Net income	$80,690	$80,690	$80,690	$80,690

ASSETS (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999

Total assets for reportable segments(1)	$7,843,078	$7,306,427	$5,399,544
Corporate and other assets	379,312	392,747	284,707

Total consolidated assets	$8,222,390	$7,699,174	$5,684,251

(1)	Assets associated with the investment management business are immaterial, and are therefore included in total assets for reportable segments.

NOTE 24 — Income Taxes

     As discussed in Note 6, prior to January 1, 2001, the taxable REIT subsidiaries were not consolidated and therefore the associated income tax expense and related liabilities were included in the equity in earnings (losses) of unconsolidated subsidiaries and investment in unconsolidated subsidiaries, respectively.

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2001	December 31, 2000

Deferred tax liabilities:
Partnership differences	$69,036	$69,417
Section 197 intangibles	—	—
Bad debt reserves	1,526	3,958
Other	—	1,435
Depreciation of fixed assets	9,165	7,563

Total deferred tax liabilities	$79,727	$82,373

Deferred tax assets:
Net operating and capital loss carryforward	$34,813	$35,775
Receivables	6,264	6,144
Accrued expenses	3,500	4,095
Compensation and benefits	78	999
Section 197 intangibles	2,865	3,234
Accrued liabilities	8,080	7,925
Accrued interest expense	2,941	—
AMT credits	1,231	1,231
Other	23	—

Total deferred tax assets	59,795	59,403
Valuation allowance for deferred tax assets	(16,416)	(16,697)

Deferred tax assets, net of valuation allowance	43,379	42,706

Net deferred tax (liabilities) assets	$(36,348)	$(39,667)

     Significant components of the provision (benefit) for income taxes are as follows and classified with management and other expenses in the Company’s statement of income for 2001 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999

Current:
Federal	$1,177	$963	$—
State	135	—	—

Total current	1,312	963	—

Deferred:
Federal	(2,978)	372	829
State	(341)	44	98

Total deferred	(3,319)	416	927

	$(2,007)	$1,379	$927

     Consolidated income (loss) subject to tax is $(4,851,000) for 2001, $4,694,000 for 2000 and $2,254,000 for 1999. The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999

	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$(1,699)	35.0%	$1,643	35.0%	$766	34.0%
State income tax, net of Federal tax benefit	(206)	4.2%	275	5.9%	98	2.8%
Effect of permanent differences	(276)	5.7%	117	2.5%	63	4.3%
Increase (decrease) valuation allowance	174	(3.5%)	(656)	(14.0%)	—	—

	$(2,007)	41.4%	$1,379	29.4%	$927	41.1%

     Income taxes paid totaled $819,000, $117,000 and $0 in the years ended December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, the Company had net operating loss carryforwards (NOLs) of approximately $89.3 million for income tax purposes that expire in years 2010 to 2021. Subject to some limitations, the NOL carryover may be used to offset all or a portion of taxable income generated by the taxable REIT subsidiaries.

NOTE 25 — Transfers of Financial Assets

     The Company sold certain tax-exempt bond receivables acquired in connection with its acquisition of OTEF (see Note 4) to an unrelated third party at a discount to their face amount and retained a residual interest in the sold bonds. The fair value of the Company’s retained residual interests is based on the future cash flows from the bonds. Gain or loss on sale of the tax-exempt bonds depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained residual interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained residual interests, so the Company generally estimates fair value of the retained residual interests based on the present value of future expected cash flows of the bonds, which are derived from the underlying properties’ operations. The fair value of both the retained residual interests and the bonds, based on the underlying properties that secure the bonds, are estimated using managements’ best estimates of the key assumptions — capitalization rates and discount rates commensurate with the risks involved. The total fair value of the retained residual interests does not exceed the face amount of the bonds, less the sales price of the bonds, including any cash gains recognized upon the sale of the bonds.

     Key economic assumptions used in measuring the fair value of retained residual interests at the date of the sale were as follows:

Tax-Exempt Bonds

Face value of bonds	$283.9 million
Sales price of bonds	$257.8 million
Fair value of retained residual interests	$19.6 million
Capitalization rates on the underlying properties	7.7% – 9.35%
Impact on fair value of 10% adverse change in the fair value of the underlying properties	None
Impact on fair value of 20% adverse change in the fair value of the underlying properties	$5.8 million decrease

     In 2001, the Company received net proceeds of approximately $253.3 million and recognized gains of $26.1 million on the sale and retained residual interests of these tax-exempt bonds. All gains and losses have been realized and were determined on the specific identification method and are reflected in interest and other income.

NOTE 26 — Properties Being Marketed For Sale

     The Company is currently marketing for sale certain real estate properties that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). Approximately 8,835 units with an approximate carrying value of $262.7 million are included with real estate in the consolidated financial statements and approximately 18,356 units with an approximate carrying value of $69.1 million are included with investments in unconsolidated real estate partnerships in the consolidated financial statements. The Company does not expect to incur any losses with respect to the sales of the properties.

NOTE 27 — Subsequent Events

  Distribution Declared

     On January 28, 2002, the General Partner declared a quarterly cash distribution of $0.82 per OP Unit for the quarter ended December 31, 2001, paid on February 11, 2001, to common OP Unitholders of record on February 4, 2001. The increased distribution is equivalent to an annualized dividend rate of $3.28 per common OP Unit, a 5% increase from the previous annual distribution rate of $3.12.

  Redemption of Class B Preferred OP Units

     On January 14, 2002, the Partnership redeemed $35 million of Class B Preferred Partnership Units, originally issued in December of 1998 by a subsidiary of the Partnership to AEW Targeted Securities Fund, L.P., an institutional investor. The Class B Preferred Partnership Units were originally issued with a warrant to purchase 875,000 shares of AIMCO Class A Common Stock at $40 per share. The Partnership redeemed the $35 million in securities, paid accrued distributions and settled the warrant for a total of 892,238 common OP Units.

  Casden Merger

     On March 11, 2002, AIMCO completed the acquisition of Casden Properties Inc. (“Casden”) pursuant to an Agreement and Plan of Merger dated as of December 3, 2001 (the “Merger Agreement”), by and among AIMCO, Casden and XYZ Holding LLC. The acquisition of Casden included the merger (the “Casden Merger”) of Casden into AIMCO, and the merger of a subsidiary of AIMCO into another REIT affiliated with Casden. AIMCO paid $1.1 billion, which includes an earnout of $15 million as a result of property performance for the period ended December 31, 2001, for 16,002 stabilized conventional and affordable units and National Partnership Investments Corporation (“Napico”), a subsidiary of Casden, which as general partner controls more than 400 properties with more than 41,000 units. The Company issued 3.508 million shares of AIMCO Class A Common Stock ($164.9 million), and 882,784 OP Units ($41.5 million), based on $47 per share/unit, paid approximately $198 million in cash and assumed responsibility for existing mortgage indebtedness of approximately $673 million. AIMCO contributed substantially all the assets and liabilities acquired in the Casden Merger to the Partnership. In addition, the Company expects to incur transaction costs and initial capital expenditures aggregating approximately $24 million.

     In addition, as part of the Casden Merger, AIMCO has committed to the following:

•	Purchase two properties currently under development that will have a total of 1,731 units, for minimum deferred consideration of $619 million, which is payable upon satisfactory completion and 60% occupancy. Contingent consideration of up to an additional $24 million may be paid, depending upon future property performance.

•	Provide a stand-by facility of $70 million in debt financing associated with these properties under development.

•	Invest up to $50 million for a 20% interest in Casden Properties, LLC, which will develop the two properties AIMCO has committed to purchase, as well as pursue new development opportunities in Southern California and other markets. AIMCO will have an option, but not an obligation, to purchase, at completion, all multifamily rental projects of Casden Properties, LLC.

     In connection with the Casden Merger, the Partnership, together with AIMCO and NHP Management Company, borrowed $287 million from Lehman Commercial Paper Inc. and several other lenders, pursuant to a term loan (the “Casden Loan”), to pay the cash portion of the Casden Merger consideration price and transaction costs. The primary borrower under the Casden Loan is the Partnership, and all obligations thereunder are guaranteed by certain of the Partnership’s subsidiaries and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the Casden Loan is based either on LIBOR or a base rate which is the higher of Lehman Commercial Paper Inc.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. The margin is 3.0% in the case of LIBOR-based loans and 2.0% in the case of base rate loans, but the margin may increase to 3.25% in the case of LIBOR-based loans and 2.25% in the case of base rate loans if the rating of AIMCO’s or the Partnership’s senior unsecured debt is downgraded, AIMCO’s or the Partnership’s corporate credit rating is downgraded or the rating, if any, of the Casden Loan is downgraded. The Casden Loan matures in March 2004 and can be extended once at AIMCO’s option, for a term of one year. The financial covenants contained in the Casden Loan requires the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.70 to 1.0. In addition, the Casden Loan limits AIMCO from distributing more than 80% of its Funds From Operations (as defined in the Casden Loan documentation) (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). The Casden Loan imposes minimum net worth requirements and provides other financial covenants related to certain of the AIMCO’s assets and obligations. These borrowings are expected to be repaid with internal operating cash flow and the proceeds from property sales.

  Amendment of Credit Facility

     On March 11, 2002, the Partnership together with AIMCO, NHP Management Company and AIMCO/Bethesda Holdings, Inc., amended and restated its revolving credit facility. The commitment remains $400 million, and the number of lender participants in the facility’s syndicate is ten. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the equity ownership of the Partnership and certain of its subsidiaries. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at the Partnership’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate of 0.5% over the federal funds rate, plus, in either case, an applicable margin. From March 11, 2002 through the later of July 31, 2002 or the date on which the Casden Loan is paid in full, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. Commencing on the later of August 1, 2002 or the day after the date on which the Casden Loan is paid in full through maturity, the margin will range between 1.60% and 2.35%, in the case of LIBOR-based loans, and between 0.20% and 0.95%, in the case of base rate loans, based upon a fixed charge coverage ratio.

  Redemption of Class K Convertible Cumulative Preferred Stock

     On March 19, 2002, the Company announced that it will redeem for AIMCO Class A Common Stock all outstanding shares of its Class K Preferred Stock on April 18, 2002 at a redemption price of $27.2125 per share of Class K Preferred Stock. The redemption price is payable in shares of AIMCO Class A Common Stock at a price of $45.7835 per share, which will result in the issuance of 0.5944 shares of AIMCO Class A Common Stock for each share of Class K Preferred Stock redeemed. Concurrently, the Partnership will redeem each of the Class K Preferred Units for 0.5944 common OP Units.

AIMCO PROPERTIES, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001
(In Thousands Except Unit Data)

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

100 Forest Place	Oct-97	OakPark, IL	1986	234	$1,512	$15,140
6111 At Ridgeway Crossing	Jun-98	Memphis, TN	1983	584	750	16,544
Alpine	Dec-99	Birmingham, AL	1972	159	826	3,182
Anchorage Apartments	Nov-96	League City, TX	1985	264	523	9,097
Apartment, The	Sep-00	Omaha, NE	1973	204	1,186	5,175
Apple Creek (TX)	Mar-00	Temple, TX	1984	176	623	4,177
Arbor Station I	Apr-98	Montgomery, AL	1987	264	1,627	9,218
Arbor Station II	Apr-99	Montgomery, AL	1988	24	198	1,133
Arbors	May-98	Deland, FL	1983	224	1,507	8,537
Arbors (Grovetree), The	Oct-97	Tempe, AZ	1971	200	1,092	6,189
Arbours Of Hermitage, The	Sep-00	Hermitage, TN	1972	350	2,143	7,367
Ashford, The	Dec-95	Atlanta, GA	1975	211	2,770	9,956
Aspen Point	Jul-99	Lakewood, CO	1970	120	240	7,391
Aspen Station	Oct-00	Richmond, VA	1980	232	1,861	8,607
Atriums Of Plantation	Aug-98	Plantation, FL	1980	210	1,807	9,756
Autumn Woods	Oct-00	Jackson, MI	1973	112	779	3,654
Baldwin Oaks	Dec-99	Parsippany, NJ	1980	251	721	7,163
Bank Lofts	Nov-00	Denver, CO	1920	118	450	10,497
Barcelona	Dec-99	Houston, TX	1963	127	911	4,819
Bay Club Tower I	Apr-97	Aventura, FL	1990	703	10,672	60,830
Bayhead Village	Dec-00	Indianapolis, IN	1978	202	1,459	3,847
Baymeadows	Dec-99	Jacksonville, FL	1972	904	3,875	22,638
Baywood	Jun-00	Gretna, LA	1974	226	1,464	3,887
Beacon Hill	Oct-97	Chamblee, GA	1978	120	928	5,261
Beau Jardin	Sep-00	West Lafayette, IN	1968	252	803	9,419
Beech Lake	May-99	Durham, NC	1986	345	2,284	13,011
Beech’s Farm	Dec-00	Columbia, MD	1983	135	3,880	3,492
Bent Oaks	May-98	Austin, TX	1979	146	1,117	6,328
Bent Tree (NC)	Oct-00	Greensboro, NC	1986	244	1,834	6,126
Bent Tree III — Verandas	Dec-97	Indianapolis, IN	1985	96	1,095	3,230
Blossomtree	Oct-97	Scottsdale, AZ	1970	125	535	3,029
Bluffs (IN), The	Dec-98	Laffayette, IN	1982	181	979	5,549
Boardwalk	Dec-95	Tamarac, FL	1986	291	3,350	8,196
Boston Lofts	Nov-00	Denver, CO	1890	159	350	20,503
Boulder Creek	Sep-83	Boulder, CO	1971	221	696	7,779
Bradford Place	Dec-99	Suitland, MD	1968	214	1,176	6,666
Bradford, The	Oct-97	Midland, TX	1982	218	519	2,943
Braesview	May-98	San Antonio, TX	1982	396	3,135	17,764
Brandywine	Apr-83	St. Petersburg, FL	1971	477	1,423	11,336
Brant Rock Condominiums	Oct-97	Houston, TX	1984	84	337	1,908
Breakers, The	Oct-98	Daytona Beach, FL	1985	208	1,008	5,710
Breckinridge Square	Mar-00	Louisville, KY	1971	294	2,058	8,450
Brentwood Apartments	Nov-96	Lake Jackson, TX	1980	104	200	3,092
Briar Bay Racquet Club	Sep-00	Miami, FL	1974	194	1,478	6,526
Briarcliffe	Dec-00	Lansing, MI	1974	308	3,105	7,457
Briarwest	Dec-99	Houston, TX	1970	380	2,600	14,448
Briarwood	Dec-99	Houston, TX	1970	351	2,323	10,826
Bridgewater Apartments, The	Nov-96	Tomball, TX	1978	206	333	4,033
Brighton Crest	Mar-00	Marietta, GA	1987	320	2,686	7,998
Brittany Point Apartments	Oct-98	Hunstville, AL	1978	431	1,627	9,220
Broadmoor Ridge	Dec-97	Colorado Springs, CO	1974	200	831	13,286
Broadmoor, The	May-98	Austin, TX	1985	200	1,370	7,765
Brook Run	May-98	Arlington Heights, IL	1985	182	1,109	10,370
Brookdale Lakes	May-98	Naperville, IL	1990	200	2,709	15,350

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

100 Forest Place	$5,691	$1,512	$20,832	$22,343	$8,480	$13,864	$14,637
6111 At Ridgeway Crossing	5,319	830	21,783	22,613	9,518	13,095	9,482
Alpine	1,621	554	5,076	5,630	1,934	3,696	2,100
Anchorage Apartments	3,439	371	12,688	13,059	4,196	8,863	4,446
Apartment, The	3,540	909	8,992	9,901	4,294	5,607	4,601
Apple Creek (TX)	433	610	4,623	5,233	1,106	4,128	1,762
Arbor Station I	1,025	1,627	10,243	11,870	1,338	10,532	7,004
Arbor Station II	15	198	1,149	1,346	199	1,147	768
Arbors	1,230	1,507	9,768	11,274	2,095	9,179	7,605
Arbors (Grovetree), The	743	1,092	6,932	8,024	1,323	6,701	3,492
Arbours Of Hermitage, The	8,636	1,667	16,479	18,146	6,709	11,437	5,650
Ashford, The	6,071	2,770	16,027	18,797	2,930	15,867	6,678
Aspen Point	579	240	7,970	8,210	3,092	5,118	—
Aspen Station	190	1,860	8,797	10,658	2,170	8,488	6,722
Atriums Of Plantation	1,002	1,807	10,759	12,565	1,590	10,975	7,754
Autumn Woods	89	779	3,743	4,523	217	4,305	2,951
Baldwin Oaks	4,896	721	12,059	12,780	4,999	7,782	7,531
Bank Lofts	2,356	450	12,853	13,303	1,407	11,896	7,852
Barcelona	959	944	5,746	6,690	1,197	5,493	3,515
Bay Club Tower I	6,633	10,832	67,303	78,135	11,672	66,462	60,555
Bayhead Village	466	1,459	4,313	5,773	284	5,488	3,817
Baymeadows	15,917	3,875	38,555	42,429	11,637	30,792	12,557
Baywood	556	759	5,149	5,908	2,192	3,715	4,251
Beacon Hill	677	929	5,937	6,866	1,108	5,758	3,286
Beau Jardin	629	803	10,048	10,850	342	10,508	4,829
Beech Lake	650	2,284	13,660	15,944	2,272	13,671	11,340
Beech’s Farm	315	3,879	3,808	7,687	181	7,506	3,923
Bent Oaks	535	1,117	6,863	7,980	1,488	6,492	4,075
Bent Tree (NC)	711	1,834	6,837	8,671	294	8,377	4,780
Bent Tree III — Verandas	198	1,095	3,428	4,523	18	4,505	4,257
Blossomtree	575	535	3,604	4,139	690	3,449	1,915
Bluffs (IN), The	965	979	6,514	7,493	793	6,700	3,635
Boardwalk	1,786	3,350	9,982	13,332	2,760	10,571	8,364
Boston Lofts	3,182	350	23,686	24,036	1,647	22,388	16,026
Boulder Creek	15,560	755	23,280	24,035	5,940	18,095	16,159
Bradford Place	1,583	1,143	8,281	9,425	629	8,796	5,095
Bradford, The	866	519	3,809	4,328	715	3,613	1,493
Braesview	1,304	3,135	19,068	22,202	4,176	18,027	12,980
Brandywine	2,688	1,437	14,010	15,447	7,553	7,894	10,068
Brant Rock Condominiums	448	337	2,356	2,693	475	2,217	1,107
Breakers, The	883	1,008	6,593	7,601	974	6,626	3,688
Breckinridge Square	3,083	1,606	11,985	13,592	4,079	9,512	6,000
Brentwood Apartments	599	—	3,891	3,891	729	3,162	1,605
Briar Bay Racquet Club	3,301	1,428	9,876	11,305	3,946	7,358	3,500
Briarcliffe	983	3,105	8,440	11,545	496	11,049	6,615
Briarwest	3,091	3,006	17,133	20,138	3,426	16,712	11,012
Briarwood	3,896	2,593	14,451	17,044	3,188	13,856	8,816
Bridgewater Apartments, The	3,230	206	7,389	7,596	1,922	5,674	3,825
Brighton Crest	5,222	2,053	13,853	15,906	4,325	11,581	5,942
Brittany Point Apartments	899	1,676	10,070	11,746	127	11,619	9,844
Broadmoor Ridge	1,390	831	14,676	15,506	3,136	12,370	8,710
Broadmoor, The	1,183	1,370	8,948	10,318	1,852	8,466	6,000
Brook Run	2,292	1,683	12,088	13,771	4,452	9,319	11,800
Brookdale Lakes	598	2,709	15,947	18,656	3,496	15,160	12,770

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

Brookhollow	Dec-97	Kerrville, TX	1973	48	116	1,272
Brookside Village	Apr-96	Tustin, CA	1970	628	2,498	14,180
Brookview	Dec-97	Montgomery, AL	1975	64	95	1,274
Brookwood Apts. (IN)	Dec-99	Indianapolis, IN	1967	476	2,433	9,712
Buena Vista	Dec-97	Alva, OK	1974	51	49	1,196
Burgundy Court	Jun-00	Cincinnati, OH	1969	234	1,538	5,194
Burgundy Park	Oct-99	Forestville, MD	1967	108	589	3,339
Burke Shire Commons	Dec-99	Burke, VA	1986	360	3,503	22,218
Calhoun Beach Club	Dec-98	Minneapolis, MN	1928/1998	351	11,567	65,546
Cameron Hill I	Dec-00	Chattanooga, TN	1976	254	1,685	4,981
Cameron Hill II	Dec-00	Chattanooga, TN	1978	108	707	1,529
Canterbury Green Apartments	Dec-99	Fort Wayne, IN	1979	2003	13,929	73,975
Cape Cod	May-98	San Antonio, TX	1985	212	1,582	8,946
Captiva Club	Dec-96	Tampa, FL	1975	357	1,500	7,085
Carriage Hill	Sep-00	East Lansing, MI	1972	143	1,213	4,883
Carriage House	Dec-99	Gastonia, NC	1970	102	544	2,266
Casa Anita	Mar-98	Phoenix, AZ	1986	224	1,125	6,404
Cedar Brooke Apartments	Jun-00	Independence, MO	1981	158	1,030	2,151
Cedar Rim	Jun-00	New Castle, WA	1980	104	992	3,635
Cedarwood	Mar-00	Gretna, LA	1978	226	1,307	2,378
Center Square	Dec-99	Doylestown, PA	1975	352	670	4,749
Chambers Ridge	Dec-99	Harrisburg, PA	1973	324	1,596	7,801
Chambrel At Roswell	Oct-00	Roswell, GA	1986	280	3,873	32,978
Chapel NDP	Dec-99	Baltimore, MD	1974	175	318	3,237
Charleston Landing	Oct-00	Brandon, FL	1985	300	5,945	9,778
Chatham Harbor	Dec-99	Altamonte Springs, FL	1985	324	2,288	12,999
Chelsea Place	Dec-00	Murfreesboro, TN	1966	594	1,777	12,669
Chelsea Ridge Apartments	Dec-00	Wappingers Falls, NY	1966	836	6,892	34,911
Cherry Creek Gardens	Mar-00	Englewood, CO	1975	296	1,847	16,228
Chesapeake Apartments	Dec-96	Houston, TX	1983	320	775	7,317
Chesapeake Landing	Mar-01	Dayton, OH	1986	256	2,176	4,615
Chesapeake Landing I	Oct-00	Aurora, IL	1986	416	16,028	14,667
Chesapeake Landing II	Mar-01	Aurora, IL	1987	184	2,066	7,011
Chestnut Hill	Jun-00	Philadelphia, PA	1963	834	7,879	33,916
Chestnut Hill	Dec-99	Middletown, CT	1985	314	2,936	17,452
Chimney Hill	Sep-00	Marietta, GA	1972	326	2,195	9,311
Churchill Park	Mar-00	Louisville, KY	1970	384	2,674	9,705
Churchill Park Apartments	May-98	San Antonio, TX	1979	392	1,788	10,131
Citadel	Sep-00	El Paso, TX	1973	261	1,234	5,308
Citadel Village	Sep-00	Colorado Springs, CO	1974	122	1,131	3,962
Citrus Grove	Jun-98	Redlands, CA	1985	198	1,118	6,333
Citrus Sunset	Jul-98	Vista, CA	1985	97	663	3,758
College Park	Jan-87	Carlisle, PA	1972	209	523	5,419
Colonial Crest	Dec-99	Bloomington, IN	1965	208	938	4,488
Colonnade Gardens (Ferntree)	Oct-97	Phoenix, AZ	1973	196	765	4,337
Colony	Dec-97	Montgomery, AL	1974	176	218	2,186
Colony At El Conquistador, The	Sep-98	Bradenton, FL	1986	166	1,121	6,350
Colony At Kenilworth	Dec-99	Towson, MD	1966	383	2,812	11,065
Colony House	Dec-99	Murfreesboro, TN	1973	192	984	3,657
Cooper’S Pond	Mar-00	Tampa, FL	1978	463	2,054	8,402
Copper Chase Apartments	Dec-96	Katy, TX	1982	316	1,354	7,672
Copperfield Apartments I & II	Nov-96	Houston, TX	1983	196	702	7,003
Coral Cove	May-98	Tampa, FL	1985	200	727	4,119
Coral Garden Apartments	Apr-93	Las Vegas, NV	1983	670	3,190	12,745
Country Club Villas	Jul-94	Amarillo, TX	1984	282	1,049	5,951
Country Club West	May-98	Greeley, CO	1986	288	2,848	16,138
Country Lakes I	Mar-01	Naperville, IL	1982	240	2,898	16,425
Country Lakes II	May-97	Naperville, IL	1986	400	3,756	21,284
Courtney Park	May-98	Fort Collins, CO	1986	248	2,726	15,450
Coventry Square Apartments	Nov-96	Houston, TX	1983	270	975	6,355
Creekside	Mar-00	Denver, CO	1974	328	1,676	9,251
Crossings At Bell	Jan-98	Amarillo, TX	1976	160	483	2,737
Crossings Of Bellevue	May-98	Nashville, TN	1985	300	2,588	14,667
Crossroads	May-98	Phoenix, AZ	1982	316	2,180	12,353
Crows Nest Condominiums	Nov-96	League City, TX	1984	176	795	5,400

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Brookhollow	236	116	1,508	1,624	618	1,006	364
Brookside Village	22,808	7,263	32,224	39,486	7,416	32,071	30,315
Brookview	14	95	1,288	1,383	726	656	509
Brookwood Apts. (IN)	3,663	2,739	13,069	15,808	601	15,206	9,873
Buena Vista	287	49	1,483	1,531	587	945	300
Burgundy Court	5,010	1,380	10,361	11,741	2,378	9,363	6,439
Burgundy Park	599	631	3,896	4,527	176	4,351	3,309
Burke Shire Commons	6,902	3,914	28,710	32,623	9,229	23,394	21,830
Calhoun Beach Club	15,967	11,977	81,103	93,080	7,318	85,763	49,983
Cameron Hill I	274	1,685	5,255	6,940	297	6,643	5,160
Cameron Hill II	167	707	1,696	2,403	120	2,282	2,121
Canterbury Green Apartments	8,252	14,785	81,371	96,156	7,295	88,861	50,484
Cape Cod	400	1,582	9,346	10,928	1,998	8,930	6,290
Captiva Club	9,435	1,600	16,420	18,020	2,777	15,243	8,541
Carriage Hill	3,971	746	9,321	10,068	2,400	7,668	5,172
Carriage House	1,334	382	3,762	4,145	1,394	2,750	1,740
Casa Anita	692	1,125	7,097	8,221	1,124	7,098	3,934
Cedar Brooke Apartments	1,544	810	3,916	4,725	2,363	2,362	3,839
Cedar Rim	1,688	742	5,573	6,315	1,698	4,617	4,963
Cedarwood	2,157	775	5,067	5,842	2,019	3,824	2,887
Center Square	6,679	1,521	10,578	12,099	7,291	4,808	5,242
Chambers Ridge	4,419	1,080	12,735	13,815	4,251	9,565	5,211
Chambrel At Roswell	4,860	3,873	37,837	41,711	3,795	37,915	29,780
Chapel NDP	5,144	866	7,833	8,699	4,123	4,576	3,071
Charleston Landing	1,541	5,946	11,319	17,264	1,753	15,511	10,750
Chatham Harbor	675	2,288	13,674	15,962	1,040	14,922	9,417
Chelsea Place	4,945	1,777	17,613	19,390	7,085	12,304	11,815
Chelsea Ridge Apartments	1,120	6,974	35,949	42,923	1,454	41,468	35,952
Cherry Creek Gardens	3,143	1,847	19,370	21,217	6,106	15,112	11,892
Chesapeake Apartments	1,159	775	8,476	9,251	1,483	7,768	6,800
Chesapeake Landing	220	2,176	4,835	7,011	268	6,742	6,096
Chesapeake Landing I	741	16,028	15,408	31,436	720	30,715	25,066
Chesapeake Landing II	661	2,066	7,672	9,738	340	9,398	6,883
Chestnut Hill	12,164	7,879	46,079	53,959	12,926	41,033	25,303
Chestnut Hill	3,455	3,538	20,306	23,843	5,366	18,478	16,070
Chimney Hill	5,256	1,828	14,934	16,762	6,023	10,739	5,400
Churchill Park	3,277	1,871	13,785	15,656	3,768	11,888	6,450
Churchill Park Apartments	2,987	1,788	13,118	14,906	2,803	12,102	4,370
Citadel	3,123	994	8,671	9,665	3,943	5,722	4,536
Citadel Village	2,624	870	6,846	7,716	2,385	5,332	2,450
Citrus Grove	557	1,118	6,890	8,008	1,053	6,955	4,794
Citrus Sunset	375	663	4,133	4,796	631	4,165	3,486
College Park	14	523	5,433	5,956	2,784	3,172	1,947
Colonial Crest	1,820	959	6,287	7,246	716	6,530	1,614
Colonnade Gardens (Ferntree)	626	766	4,962	5,728	917	4,811	2,587
Colony	1,461	218	3,647	3,865	1,989	1,876	1,396
Colony At El Conquistador, The	513	1,121	6,864	7,984	1,000	6,984	3,154
Colony At Kenilworth	11,038	2,311	22,604	24,915	9,156	15,759	14,270
Colony House	2,451	551	6,541	7,092	2,192	4,900	3,465
Cooper’S Pond	7,030	1,476	16,010	17,486	5,650	11,836	8,000
Copper Chase Apartments	1,671	1,757	8,939	10,697	2,043	8,654	7,476
Copperfield Apartments I & II	953	508	8,150	8,658	2,062	6,595	4,640
Coral Cove	3,705	1,381	7,169	8,550	2,039	6,512	3,845
Coral Garden Apartments	4,252	3,190	16,997	20,187	6,285	13,901	11,879
Country Club Villas	1,211	1,049	7,162	8,211	2,293	5,918	5,213
Country Club West	859	2,848	16,997	19,845	3,810	16,034	10,951
Country Lakes I	816	2,898	17,240	20,139	403	19,736	11,909
Country Lakes II	16,250	3,163	38,127	41,290	10,285	31,006	10,982
Courtney Park	588	2,726	16,038	18,764	3,393	15,371	9,711
Coventry Square Apartments	2,352	681	9,001	9,682	3,720	5,962	4,826
Creekside	5,088	1,676	14,339	16,015	4,406	11,609	6,242
Crossings At Bell	1,427	483	4,164	4,647	882	3,765	2,264
Crossings Of Bellevue	1,452	2,588	16,119	18,707	3,596	15,111	7,985
Crossroads	790	2,180	13,144	15,323	3,022	12,302	6,502
Crows Nest Condominiums	1,353	762	6,786	7,548	2,464	5,084	2,623

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

Cypress Landing	Dec-96	Savannah, GA	1984	200	915	5,188
Cypress Ridge Apartments	May-98	Houston, TX	1979	268	870	4,931
Debaliviere Place I	Dec-99	St. Louis, MO	1979	146	605	2,392
Deer Creek	Jun-00	Plainsboro, NJ	1975	288	1,960	9,468
Deercross (IN)	Dec-00	Indianapolis, IN	1979	372	3,120	8,394
Deerfield Apartments	Jun-01	Jacksonville, FL	1989	256	1,553	8,803
Doral Oaks	Dec-97	Temple Terrace, FL	1967	252	713	10,678
Doral Springs	Mar-00	Miami, FL	1972	368	2,525	9,284
Douglaston Villas And Townhomes	Aug-99	Altamonte Springs, FL	1979	234	1,721	9,835
Dunes	Mar-00	San Antonio, TX	1964	119	278	707
Dunes Apartment Homes, The	Dec-99	Indian Harbor, FL	1963	200	584	4,200
Dunwoody Park	Jul-94	Dunwoody, GA	1980	318	1,838	10,538
Eagle’S Nest	May-98	San Antonio, TX	1973	226	1,053	5,966
Easton Village Condos I & II	Nov-96	Houston, TX	1983	146	440	6,584
Eden Crossing	Nov-94	Pensacola, FL	1985	200	1,111	6,332
Elm Creek	May-97	Elmhurst, IL	1986	372	5,339	30,253
Emerald Ridge	Feb-98	Tyler, TX	1984	484	1,469	8,324
Essex Park	Dec-99	Columbia, SC	1971	323	1,670	5,588
Evanston Place	May-97	Evanston, IL	1988	189	1,503	19,960
Fairlane East	Oct-00	Dearborn, MI	1973	244	6,778	9,800
Fairway	Mar-00	Plano, TX	1978	256	1,714	5,662
Fairway View I	Dec-99	Baton Rouge, LA	1972	242	1,562	6,168
Fairway View II	Dec-99	Baton Rouge, LA	1981	204	1,515	5,808
Fairways	Jul-94	Chandler, AZ	1986	352	1,830	10,403
Falls Of Bells Ferry, The	May-98	Marietta, GA	1987	720	6,568	37,218
Falls On Bull Creek, The	May-98	Austin, TX	1986	344	2,645	14,989
Farmingdale	Dec-00	Darien, IL	1975	240	12,795	9,839
Ferntree	Oct-98	Phoenix, AZ	1970	219	1,243	12,818
Fieldcrest (FL)	Oct-98	Jacksonville, FL	1982	240	1,331	7,544
Fisherman’s Landing	Sep-98	Temple Terrace, FL	1986	256	1,643	9,311
Fisherman’s Landing	Dec-97	Bradenton, FL	1984	200	1,275	7,225
Fisherman’s Wharf Apartments	Nov-96	Clute, TX	1981	360	830	9,969
Foothill Place	Sep-00	Salt Lake City, UT	1973	450	3,693	14,291
Foothills	Oct-97	Tucson, AZ	1982	270	1,203	6,817
Forest Apartments	Mar-00	Houston, TX	1978	192	384	2,347
Forest River Apartments	Dec-99	Gadsden, AL	1979	248	862	3,755
Forrester Gardens	Dec-97	Tuscaloosa, AL	1972	152	200	4,041
Fox Run	Mar-00	Plainsboro, NJ	1973	776	6,784	34,984
Foxchase	May-97	Alexandria, VA	1947	2113	20,216	112,355
Foxfire	Dec-99	Doraville, GA	1971	266	1,663	8,063
Foxtree	Oct-97	Tempe, AZ	1976	487	2,505	14,194
Frankford Place	Jul-94	Carrollton, TX	1982	274	1,125	6,382
Franklin Oaks	May-98	Franklin, TN	1987	468	4,031	22,842
Freedom Place Club	Oct-97	Jacksonville, FL	1988	352	2,289	12,970
Georgetown	Jun-00	South Bend, IN	1973	200	1,480	6,502
Glen Hollow	Dec-99	Charlotte, NC	1972	336	2,133	10,174
Governor’S Park	Jun-00	Little Rock, AR	1985	154	1,075	2,869
Governor’S Park	Mar-00	Ft. Collins, CO	1982	188	1,752	6,336
Grand Flamingo	Sep-97	Miami Beach, FL	1960	1182	8,736	49,774
Grand Pointe	Dec-99	Columbia, MD	1974	325	2,715	15,382
Greens (AZ)	Dec-97	Chandler, AZ	2000	324	2,303	6,744
Greenspoint Apartments	Mar-00	Phoenix, AZ	1985	336	1,995	10,987
Greentree	Sep-00	Mobile, AL	1973	178	846	2,514
Greentree	Dec-96	Carrollton, TX	1983	365	1,955	11,098
Hampton Hill Apartments	Nov-96	Houston, TX	1984	332	1,574	8,408
Harbor Cove	May-98	San Antonio, TX	1980	256	1,446	8,193
Harbor Town At Jacaranda	Oct-00	Plantation, FL	1988	280	9,704	10,582
Harbour, The	Mar-01	Melbourne, FL	1987	162	4,632	4,211
Hastings Place Apartments	Nov-96	Houston, TX	1984	176	734	3,382
Haverhill Commons	May-98	W. Palm Beach, FL	1986	222	1,656	9,386
Heather Ridge	May-98	Phoenix, AZ	1983	252	1,609	9,119
Heather Ridge	Jul-00	Arlington, TX	1982	180	614	3,478
Heritage Park At Alta Loma	Mar-01	Alta Loma, CA	1986	232	978	7,524
Heritage Park Escondido	Dec-00	Escondidi, CA	1986	196	1,118	5,779
Heritage Park Livermore	Dec-00	Livermore, CA	1988	167	1,324	5,682

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Cypress Landing	857	915	6,045	6,961	1,785	5,176	5,359
Cypress Ridge Apartments	1,414	870	6,345	7,215	1,427	5,789	4,250
Debaliviere Place I	1,326	326	3,997	4,323	1,203	3,120	2,391
Deer Creek	8,476	1,960	17,944	19,904	5,163	14,741	13,623
Deercross (IN)	596	3,120	8,991	12,110	524	11,586	8,694
Deerfield Apartments	133	1,530	8,959	10,489	197	10,292	7,768
Doral Oaks	10,344	713	21,023	21,736	5,705	16,030	4,745
Doral Springs	5,753	2,594	14,967	17,562	4,288	13,273	10,692
Douglaston Villas And Townhomes	1,116	1,721	10,951	12,672	1,659	11,013	7,029
Dunes	391	133	1,242	1,375	538	837	692
Dunes Apartment Homes, The	281	584	4,482	5,065	2,930	2,135	4,015
Dunwoody Park	2,267	1,838	12,805	14,643	3,645	10,997	10,970
Eagle’S Nest	495	1,053	6,462	7,514	1,705	5,810	4,435
Easton Village Condos I & II	3,663	323	10,364	10,687	2,719	7,968	3,882
Eden Crossing	1,196	1,111	7,528	8,639	2,170	6,469	5,196
Elm Creek	13,873	7,128	42,337	49,465	14,348	35,117	22,203
Emerald Ridge	1,404	1,469	9,728	11,197	1,754	9,443	5,891
Essex Park	4,254	1,075	10,437	11,512	3,558	7,954	6,876
Evanston Place	7,152	1,507	27,107	28,615	7,557	21,058	17,560
Fairlane East	187	6,778	9,988	16,765	3,573	13,192	8,911
Fairway	966	3,138	5,205	8,343	1,971	6,372	6,437
Fairway View I	3,319	1,165	9,884	11,049	3,349	7,700	5,200
Fairway View II	3,201	1,283	9,240	10,523	2,928	7,595	5,430
Fairways	8,141	1,830	18,544	20,374	4,750	15,624	9,717
Falls Of Bells Ferry, The	2,513	6,568	39,731	46,299	8,295	38,003	25,385
Falls On Bull Creek, The	6,078	2,645	21,066	23,711	3,812	19,899	9,070
Farmingdale	1,015	12,795	10,854	23,649	638	23,011	14,863
Ferntree	705	1,242	13,524	14,766	1,165	13,602	4,951
Fieldcrest (FL)	923	1,331	8,467	9,798	1,222	8,576	5,614
Fisherman’s Landing	1,182	1,643	10,493	12,136	1,524	10,612	5,253
Fisherman’s Landing	927	1,276	8,150	9,427	1,480	7,947	4,445
Fisherman’s Wharf Apartments	2,609	744	12,663	13,408	5,641	7,767	3,205
Foothill Place	8,190	3,851	22,323	26,174	7,201	18,974	10,100
Foothills	560	1,203	7,377	8,580	1,351	7,229	3,510
Forest Apartments	604	376	2,958	3,334	895	2,439	1,124
Forest River Apartments	1,858	596	5,879	6,475	2,058	4,417	3,154
Forrester Gardens	635	200	4,676	4,876	2,156	2,719	1,478
Fox Run	18,655	6,784	53,640	60,423	13,466	46,957	35,000
Foxchase	18,825	20,216	131,180	151,396	22,674	128,721	97,366
Foxfire	2,664	1,386	11,005	12,390	3,266	9,125	6,861
Foxtree	2,174	2,505	16,368	18,873	3,035	15,838	8,096
Frankford Place	1,149	1,125	7,531	8,656	2,400	6,256	5,691
Franklin Oaks	1,987	4,031	24,830	28,861	5,563	23,298	16,553
Freedom Place Club	1,361	2,289	14,331	16,620	2,590	14,030	6,347
Georgetown	2,168	938	9,211	10,149	3,597	6,552	5,165
Glen Hollow	5,566	2,204	15,669	17,873	5,052	12,821	7,268
Governor’S Park	3,854	905	6,893	7,798	1,589	6,209	3,698
Governor’S Park	1,938	1,113	8,913	10,026	2,523	7,503	4,388
Grand Flamingo	178,353	14,735	222,127	236,863	8,109	228,753	90,000
Grand Pointe	2,327	2,715	17,709	20,424	1,344	19,079	11,139
Greens (AZ)	16,102	2,303	22,845	25,149	734	24,415	17,252
Greenspoint Apartments	3,787	1,995	14,774	16,769	4,927	11,842	8,431
Greentree	3,902	510	6,753	7,262	2,329	4,933	3,369
Greentree	1,930	1,955	13,029	14,984	3,357	11,627	9,991
Hampton Hill Apartments	5,625	2,195	13,411	15,607	5,570	10,036	6,144
Harbor Cove	729	1,446	8,922	10,368	2,014	8,354	5,445
Harbor Town At Jacaranda	391	9,704	10,973	20,677	517	20,160	11,800
Harbour, The	252	4,632	4,463	9,095	274	8,821	14,492
Hastings Place Apartments	2,793	1,270	5,639	6,909	1,775	5,135	4,324
Haverhill Commons	1,838	1,656	11,223	12,880	2,281	10,598	9,100
Heather Ridge	491	1,609	9,610	11,219	2,061	9,158	5,615
Heather Ridge	524	614	4,003	4,616	1,035	3,581	3,665
Heritage Park At Alta Loma	300	978	7,824	8,802	2,321	6,481	7,264
Heritage Park Escondido	1,000	816	7,081	7,898	2,214	5,684	5,816
Heritage Park Livermore	2,190	644	8,553	9,197	2,311	6,886	5,470

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

Heritage Park Montclair	Mar-01	Montclair, CA	1985	144	598	4,675
Heritage Park Rialto	Mar-01	Rialto, CA	1985	161	406	4,582
Heritage Village Anaheim	Dec-00	Anaheim, CA	1986	196	1,488	6,180
Hibben Ferry I	Jun-00	Mt. Pleasant, SC	1983	240	913	7,345
Hidden Cove	Jun-00	Belleville, MI	1976	120	810	3,503
Hidden Cove	Mar-98	Escondido, CA	1985	334	3,103	16,755
Hidden Lake	May-98	Tampa, FL	1983	267	1,361	7,715
Hiddentree	Oct-97	East Lansing, MI	1966	261	1,470	8,330
Highland Park	Dec-96	Fort Worth, TX	1985	500	1,823	10,330
Hillmeade	Nov-94	Nashville, TN	1985	288	2,872	16,066
Hills At The Arboretum, The	Oct-97	Austin, TX	1983	327	1,367	7,747
Hollymead Square	Mar-00	Charlottesville, VA	1978	100	497	2,880
Hunt Club	Dec-99	Indianapolis, IN	1972	200	686	3,531
Hunt Club	Oct-97	Euless, TX	1982	204	726	5,625
Hunt Club (MD)	Oct-00	Gaithersburg, MD	1986	336	16,406	11,614
Hunt Club (PA)	Oct-00	North Wales, PA	1986	320	15,277	12,702
Hunt Club (TX)	Mar-01	Austin, TX	1987	384	10,390	10,792
Hunt Club I	Dec-00	Ypsilanti, MI	1988	296	2,843	7,844
Hunt Club II	Mar-01	Ypsilanti, MI	1988	144	1,602	5,437
Hunt Gardens Apartments	Mar-00	Baytown, TX	1984	100	422	2,378
Hunter’s Chase	Oct-00	Midlothian, VA	1985	320	4,746	9,867
Hunter’s Creek	May-99	Cincinnati, OH	1981	146	661	3,832
Hunter’s Crossing (VA)	Oct-99	Leesburg, VA	1967	164	1,425	8,076
Hunters Glen	Apr-98	Austell, GA	1983	72	301	1,704
Hunters Glen IV	Dec-99	Plainsboro, NJ	1976	264	2,617	9,217
Hunters Glen V	Dec-99	Plainsboro, NJ	1977	304	3,160	10,695
Hunters Glen VI	Dec-99	Plainsboro, NJ	1977	328	2,372	12,001
Huntington Athletic Club	Dec-99	Morrisville, NC	1986	212	1,916	8,302
Indian Creek Village	Dec-99	Overland Park, KS	1972	273	1,376	7,976
Island Club (Beville)	Dec-00	Daytona Beach, FL	1986	204	3,778	7,039
Island Club (CA)	Dec-00	Oceanside, CA	1986	592	16,309	31,911
Island Club (MD)	Mar-01	Columbia, MD	1986	176	2,437	13,718
Island Club (Palm Aire)	Dec-00	Pomano Beach, FL	1988	260	6,176	8,528
Islandtree	Oct-97	Savannah, GA	1985	216	1,267	7,181
Jefferson Place	Nov-94	Baton Rouge, LA	1985	234	2,696	15,115
Key Towers	Oct-99	Alexandria, VA	1964	140	1,218	6,902
Kingston Gardens	Mar-00	Norfolk, VA	1968	64	57	506
Knolls, The	Dec-99	Colorado Springs, CO	1972	262	1,377	8,058
Knollwood	Sep-00	Nashville, TN	1972	326	2,367	3,715
La Colina	Dec-99	Denton, TX	1984	264	1,613	5,123
La Jolla	May-98	San Antonio, TX	1975	300	2,071	11,733
La Jolla De Tucson	May-98	Tucson, AZ	1978	223	1,342	7,603
Lake Castleton	Oct-98	Indianapolis, IN	1997	1261	5,188	33,504
Lake Forest Apts	Sep-00	Omaha, NE	1971	312	2,229	6,664
Lake Johnson Mews	Dec-99	Raleigh, NC	1972	201	1,761	5,597
Lakehaven I	May-97	Carol Stream, IL	1984	144	701	1,212
Lakehaven II	May-97	Carol Stream, IL	1985	348	1,673	6,693
Lakeland East	Dec-99	Jackson, MS	1984	144	464	3,199
Lakes, The	Mar-00	Raleigh, NC	1972	600	3,822	15,265
Lakeside	Dec-99	Lisle, IL	1972	568	4,145	21,903
Lakeside Manor	Apr-01	Iowa City, IA	1965	401	1,558	8,833
Lakeside North At Carrollwood	Oct-00	Tampa, FL	1984	168	3,053	5,302
Lakeside Place	Dec-99	Houston, TX	1976	734	6,663	22,988
Lamplighter Park	Jun-00	Bellevue, WA	1967	174	1,781	6,525
Landings	Oct-00	Indianapolis, IN	1973	150	751	3,117
Landmark	Jun-00	Raleigh, NC	1970	292	1,530	9,208
Landmark	May-98	Albuquerque, NM	1965	101	780	4,455
Las Brisas	Jul-94	Casa Grande, AZ	1985	132	573	3,260
Las Brisas (TX)	Dec-95	San Antonio, TX	1983	176	1,100	5,454
Lasalle	Dec-00	San Francisco, CA	1976	145	594	3,384
Lebanon Station	Dec-99	Columbus, OH	1974	387	1,918	9,089
Legend Oaks	May-98	Tampa, FL	1983	416	2,304	13,058
Leona	Dec-97	Uvalde, TX	1973	40	86	986
Lexington	Jul-94	San Antonio, TX	1981	72	311	1,764
Lexington Green	Dec-99	Sarasota, FL	1974	267	1,863	6,516

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Heritage Park Montclair	47	598	4,722	5,320	1,542	3,779	4,620
Heritage Park Rialto	36	406	4,618	5,024	1,616	3,408	4,330
Heritage Village Anaheim	2,076	1,739	8,005	9,744	2,293	7,451	6,585
Hibben Ferry I	1,275	913	8,619	9,533	2,060	7,473	5,952
Hidden Cove	1,415	425	5,302	5,727	1,873	3,855	2,849
Hidden Cove	3,934	3,103	20,689	23,792	2,846	20,946	13,370
Hidden Lake	604	1,361	8,318	9,680	1,859	7,821	5,069
Hiddentree	1,572	1,470	9,902	11,372	1,918	9,454	4,018
Highland Park	5,850	6,306	11,697	18,003	3,344	14,659	11,842
Hillmeade	8,567	2,872	24,633	27,505	5,776	21,729	10,334
Hills At The Arboretum, The	11,233	1,367	18,980	20,347	1,702	18,646	15,780
Hollymead Square	1,031	465	3,942	4,408	1,154	3,254	3,571
Hunt Club	2,720	818	6,119	6,937	2,498	4,439	3,797
Hunt Club	—	726	5,625	6,351	1,348	5,003	3,119
Hunt Club (MD)	2,419	16,407	14,033	30,439	544	29,895	18,504
Hunt Club (PA)	3,528	15,277	16,231	31,507	729	30,778	21,500
Hunt Club (TX)	441	10,390	11,233	21,623	507	21,116	20,014
Hunt Club I	607	2,843	8,451	11,294	457	10,837	8,394
Hunt Club II	67	1,602	5,503	7,105	245	6,860	4,312
Hunt Gardens Apartments	144	384	2,559	2,943	484	2,459	1,286
Hunter’s Chase	1,137	4,746	11,004	15,750	3,389	12,361	11,831
Hunter’s Creek	625	661	4,456	5,118	772	4,346	2,631
Hunter’s Crossing (VA)	797	1,466	8,832	10,298	438	9,860	4,529
Hunters Glen	223	301	1,928	2,228	308	1,920	952
Hunters Glen IV	5,993	2,139	15,688	17,827	4,391	13,436	7,987
Hunters Glen V	7,476	2,568	18,763	21,331	5,238	16,093	14,333
Hunters Glen VI	5,336	2,372	17,337	19,709	5,547	14,163	14,918
Huntington Athletic Club	3,625	1,642	12,201	13,843	3,386	10,457	7,138
Indian Creek Village	273	1,376	8,249	9,625	4,924	4,701	8,545
Island Club (Beville)	548	3,778	7,587	11,365	1,365	10,000	8,440
Island Club (CA)	2,276	16,310	34,187	50,496	3,848	46,649	37,664
Island Club (MD)	734	2,436	14,452	16,889	593	16,296	11,157
Island Club (Palm Aire)	976	6,176	9,504	15,680	1,851	13,829	9,583
Islandtree	1,014	1,267	8,195	9,462	1,527	7,935	3,836
Jefferson Place	1,864	2,697	16,978	19,675	4,686	14,989	8,823
Key Towers	997	1,258	7,859	9,117	382	8,736	5,541
Kingston Gardens	270	52	781	834	309	525	—
Knolls, The	1,048	1,377	9,106	10,483	4,620	5,862	9,667
Knollwood	11,667	1,752	15,996	17,749	6,154	11,595	6,780
La Colina	1,200	1,079	6,857	7,936	1,647	6,289	4,891
La Jolla	571	2,071	12,304	14,374	2,699	11,676	8,195
La Jolla De Tucson	864	1,342	8,467	9,809	2,073	7,736	5,532
Lake Castleton	2,721	5,128	36,284	41,412	3,707	37,706	28,034
Lake Forest Apts	6,047	1,790	13,150	14,939	4,931	10,009	6,475
Lake Johnson Mews	3,799	1,249	9,907	11,157	2,678	8,479	7,051
Lakehaven I	388	683	1,618	2,301	1,591	709	6,638
Lakehaven II	1,095	1,643	7,817	9,461	4,068	5,393	16,702
Lakeland East	3,862	899	6,626	7,525	3,414	4,112	3,293
Lakes, The	5,642	3,009	21,721	24,730	6,571	18,159	12,240
Lakeside	9,814	4,145	31,717	35,862	7,522	28,340	24,500
Lakeside Manor	581	1,558	9,414	10,971	252	10,720	6,000
Lakeside North At Carrollwood	299	3,054	5,601	8,654	259	8,396	5,839
Lakeside Place	12,400	4,741	37,311	42,052	11,493	30,558	22,831
Lamplighter Park	2,082	1,915	8,473	10,388	2,108	8,280	7,927
Landings	157	750	3,274	4,025	1,341	2,684	2,937
Landmark	5,060	1,530	14,267	15,797	5,699	10,098	6,227
Landmark	1,286	780	5,741	6,521	916	5,605	2,275
Las Brisas	474	573	3,734	4,307	1,098	3,209	—
Las Brisas (TX)	768	1,100	6,222	7,322	1,380	5,941	4,303
Lasalle	2,511	594	5,894	6,488	1,678	4,810	3,853
Lebanon Station	450	1,151	10,306	11,457	3,193	8,264	6,369
Legend Oaks	971	2,304	14,028	16,333	3,174	13,159	7,378
Leona	644	86	1,630	1,715	499	1,216	396
Lexington	391	312	2,154	2,466	598	1,868	937
Lexington Green	4,161	1,455	11,085	12,540	2,961	9,579	6,871

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

Lighthouse At Twin Lakes I	Jun-00	Beltsville, MD	1969	480	2,102	14,765
Lighthouse At Twin Lakes II	Jun-00	Beltsville, MD	1971	113	1,039	2,292
Lighthouse At Twin Lakes III	Jun-00	Beltsville, MD	1978	107	760	3,231
Lodge, The	Mar-00	Denver, CO	1973	376	1,893	10,061
Loft, The	Dec-99	Raleigh, NC	1974	184	1,623	6,360
Los Arboles	Sep-97	Chandler, AZ	1985	232	1,662	9,418
Madera Point	May-98	Phoenix, AZ	1986	256	2,103	11,916
Maple Bay	Dec-99	Virginia Beach, VA	1971	414	2,598	14,719
Mariner’s Cove	Mar-00	Virginia Beach, VA	1974	458	1,897	12,199
Mayfair Village	Dec-99	West Lafayette, IN	1964	72	250	1,664
Mcmillan Place	Mar-00	Dallas, TX	1986	402	2,507	12,409
Meadow Creek	Apr-85	Boulder, CO	1972	332	1,387	10,027
Meadows	Dec-96	Austin, TX	1983	100	579	3,283
Merrill House	Jan-00	Fairfax, VA	1962	159	1,836	10,405
Mesa Ridge	May-98	San Antonio, TX	1986	200	1,209	6,852
Michigan Apts	Dec-99	Indianapolis, IN	1965	259	609	3,884
Millhopper Village	Dec-99	Gainesville, FL	1969	136	1,061	3,176
Misty Woods	Mar-00	Charlotte, NC	1986	228	459	6,909
Montecito	Jul-94	Austin, TX	1985	268	1,268	7,194
Mountain Run	Jul-99	Arvada, CO	1974	96	288	5,935
Mountain View	May-98	Colorado Springs, CO	1985	252	2,536	14,371
Newberry Park	May-97	Chicago, IL	1985	84	156	1,052
Newport	Jul-94	Avondale, AZ	1986	204	800	4,554
Nob Hill Villa	Sep-00	Nashville, TN	1971	472	2,417	10,087
North River Village	Dec-99	Atlanta, GA	1970	133	1,027	3,660
Northlake Village	Dec-00	Lima, OH	1971	150	423	1,434
Northpoint	Mar-00	Chicago, IL	1921	304	2,139	12,370
Northview Harbor	Dec-99	Grand Rapids, MI	1982	360	2,016	10,696
Northwoods (CT)	Mar-01	Middletown, CT	1987	336	16,326	13,087
Northwoods Apartments	Dec-99	Pensacola, FL	1979	320	1,869	6,544
Nottingham Square	Dec-99	Urbandale, IA	1974	442	1,890	7,820
Oak Falls Condominiums	Nov-96	Spring, TX	1983	144	514	3,585
Oak Park Village I	Dec-00	Lansing, MI	1973	410	5,397	4,556
Oak Park Village II	Dec-00	Lansing, MI	1973	208	4,873	3,085
Oakbrook (MI)	Dec-99	Battle Creek, MI	1981	586	3,512	16,501
Oakwood Village On Lake Nan	Dec-99	Winter Park, FL	1973	278	1,581	5,673
Ocean Oaks	May-98	Port Orange, FL	1988	296	2,132	12,083
Old Farm	Dec-98	Lexington, KY	1985	330	1,893	10,725
Old Orchard	Dec-99	Grand Rapids, MI	1974	664	3,217	14,077
Old Salem	Dec-99	Charlottesville, VA	1967	364	2,820	12,940
Olde Towne West III	Jun-00	Alexandria, VA	1978	75	548	4,958
Olmos Club	Oct-97	San Antonio, TX	1983	134	322	1,825
Olympiad	Nov-94	Montgomery, AL	1986	176	1,046	5,958
One Lytle Place	Mar-00	Cincinnati, OH	1980	231	2,244	18,487
Orchidtree	Oct-97	Scottsdale, AZ	1971	278	2,314	13,112
Palencia	May-98	Tampa, FL	1985	420	2,804	15,887
Palm Lake	Dec-99	Tampa, FL	1972	150	458	4,408
Paradise Palms	Jul-94	Phoenix, AZ	1970	130	647	3,684
Park @ Cedar Lawn, The	Nov-96	Galveston, TX	1985	192	769	5,073
Park At Deerbrook	Dec-99	Humble, TX	1984	100	470	1,017
Park Ave Towers (PA)	Dec-00	Wilkes-Barre, PA	1978	130	613	1,735
Park Capitol	Jun-00	Salt Lake City, UT	1972	135	1,219	3,455
Park Colony	May-98	Norcross, GA	1984	352	3,257	18,454
Park Towne	Jun-00	Philadelphia, PA	1959	980	3,263	35,901
Park Village	Mar-00	Hialeah, FL	1972	396	607	10,322
Park, The	Oct-98	Melbourne, FL	1983	120	719	4,072
Parker House	Sep-00	Hyattsville, MD	1965	296	2,659	15,073
Parktown Townhouses	Dec-99	Deer Park, TX	1968	309	955	8,456
Parkway (VA)	Mar-00	Willamsburg, VA	1971	148	526	3,199
Parliament Bend	Jul-94	San Antonio, TX	1980	232	765	4,342
Patchen Place	Dec-99	Lexington, KY	1974	202	966	3,766
Peachtree Park	Jan-96	Atlanta, GA	1962/1995	295	4,681	12,957
Penn Square	Dec-94	Albuquerque, NM	1982	210	1,128	6,478
Peppermill Place Apartments	Nov-96	Houston, TX	1983	224	406	3,957
Pickwick Place	Dec-99	Indianapolis, IN	1973	336	1,082	7,418

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Lighthouse At Twin Lakes I	7,835	2,102	22,600	24,702	8,784	15,917	12,180
Lighthouse At Twin Lakes II	2,682	509	5,503	6,012	2,122	3,890	2,824
Lighthouse At Twin Lakes III	860	458	4,392	4,850	1,761	3,090	2,648
Lodge, The	5,474	1,893	15,535	17,428	4,937	12,490	6,915
Loft, The	12,740	1,623	19,099	20,722	3,444	17,278	4,210
Los Arboles	1,257	1,662	10,675	12,337	1,928	10,409	6,752
Madera Point	1,343	2,103	13,260	15,363	2,895	12,468	8,067
Maple Bay	3,226	2,598	17,945	20,543	1,262	19,281	9,750
Mariner’s Cove	15,445	1,844	27,697	29,540	5,408	24,132	13,789
Mayfair Village	710	140	2,484	2,623	79	2,544	1,225
Mcmillan Place	1,498	2,309	14,105	16,414	4,603	11,811	12,373
Meadow Creek	16,584	1,435	26,563	27,998	4,661	23,337	6,964
Meadows	539	579	3,822	4,402	808	3,594	2,792
Merrill House	958	1,836	11,363	13,199	739	12,460	6,871
Mesa Ridge	371	1,209	7,223	8,432	1,688	6,744	4,720
Michigan Apts	169	834	3,829	4,663	409	4,254	1,485
Millhopper Village	2,737	746	6,227	6,974	1,769	5,205	4,186
Misty Woods	2,194	459	9,104	9,563	2,977	6,586	5,112
Montecito	2,355	1,268	9,549	10,817	3,015	7,802	5,767
Mountain Run	562	288	6,497	6,785	2,431	4,354	3,315
Mountain View	1,102	2,547	15,462	18,009	3,338	14,671	8,611
Newberry Park	1,929	156	2,981	3,137	1,305	1,832	8,063
Newport	968	800	5,522	6,322	1,729	4,593	4,592
Nob Hill Villa	5,206	1,947	15,762	17,709	6,893	10,816	6,789
North River Village	2,315	632	6,371	7,002	2,039	4,964	1,600
Northlake Village	92	423	1,525	1,948	83	1,866	1,515
Northpoint	6,800	2,639	18,670	21,309	7,308	14,001	10,465
Northview Harbor	915	2,024	11,603	13,627	1,220	12,407	7,582
Northwoods (CT)	1,258	16,326	14,344	30,670	625	30,045	21,374
Northwoods Apartments	3,941	1,307	11,048	12,355	3,298	9,058	6,960
Nottingham Square	5,913	1,837	13,785	15,622	4,795	10,828	6,811
Oak Falls Condominiums	2,203	508	5,794	6,302	1,803	4,499	4,715
Oak Park Village I	2,778	5,397	7,335	12,731	842	11,889	1,264
Oak Park Village II	347	4,873	3,432	8,305	237	8,068	6,494
Oakbrook (MI)	7,983	3,347	24,649	27,996	7,364	20,632	8,224
Oakwood Village On Lake Nan	5,479	1,212	11,522	12,733	4,206	8,527	6,879
Ocean Oaks	1,630	2,132	13,713	15,845	2,894	12,952	10,295
Old Farm	1,151	1,893	11,876	13,769	1,682	12,087	9,619
Old Orchard	5,637	3,232	19,699	22,930	5,691	17,239	10,172
Old Salem	4,618	2,072	18,307	20,378	5,072	15,306	9,711
Olde Towne West III	64	548	5,022	5,570	1,389	4,181	4,015
Olmos Club	264	322	2,088	2,411	400	2,010	1,137
Olympiad	934	1,046	6,892	7,938	2,006	5,932	4,629
One Lytle Place	10,209	2,244	28,696	30,940	8,233	22,707	12,429
Orchidtree	1,210	2,314	14,322	16,636	2,602	14,034	6,614
Palencia	7,654	2,804	23,541	26,345	4,667	21,678	12,913
Palm Lake	16	458	4,423	4,882	2,631	2,251	2,924
Paradise Palms	948	647	4,632	5,279	1,364	3,916	4,067
Park @ Cedar Lawn, The	3,181	695	8,328	9,023	2,275	6,748	4,918
Park At Deerbrook	797	515	1,769	2,284	1,103	1,180	1,477
Park Ave Towers (PA)	479	256	2,571	2,827	564	2,263	2,281
Park Capitol	1,427	665	5,436	6,101	1,445	4,655	2,725
Park Colony	1,312	3,257	19,766	23,023	4,231	18,791	10,484
Park Towne	28,257	3,263	64,158	67,422	22,091	45,331	36,917
Park Village	2,253	1,650	11,532	13,182	3,658	9,524	8,187
Park, The	315	720	4,385	5,106	621	4,484	2,473
Parker House	6,955	587	24,101	24,687	7,023	17,664	7,669
Parktown Townhouses	6,066	955	14,522	15,477	2,353	13,124	7,635
Parkway (VA)	1,085	526	4,284	4,810	1,091	3,718	2,256
Parliament Bend	1,282	765	5,624	6,389	1,683	4,706	—
Patchen Place	3,033	820	6,945	7,765	2,798	4,967	3,000
Peachtree Park	2,699	4,683	15,654	20,337	3,825	16,512	13,364
Penn Square	1,162	1,128	7,639	8,768	2,061	6,706	4,064
Peppermill Place Apartments	2,662	344	6,681	7,025	1,856	5,169	4,587
Pickwick Place	2,740	946	10,293	11,239	3,325	7,915	6,138

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

Pine Creek	Oct-97	Clio, MI	1978	233	852	4,830
Pine Shadows	May-98	Phoenix, AZ	1983	272	2,093	11,858
Pinebrook (FL)	Oct-98	Jacksonville, FL	1974	208	856	4,854
Pines Of Roanoke	Dec-99	Roanoke, VA	1978	216	1,218	4,998
Pines, The	Oct-98	Palm Bay, FL	1984	216	601	3,406
Pinetree	Dec-99	Charlotte, NC	1972	220	1,427	6,843
Place Du Plantier	Dec-99	Baton Rouge, LA	1972	268	1,783	5,974
Place One	Dec-01	Richmond, VA	1976	114	249	3,041
Plantation Crossing	Mar-00	Marietta, GA	1979	180	1,537	6,118
Plantation Gardens	Dec-99	Plantation, FL	1971	372	2,347	9,661
Pleasant Ridge	Nov-94	Little Rock, AR	1982	199	1,660	9,464
Pleasant Valley Pointe	Nov-94	Little Rock, AR	1985	112	907	5,069
Point West Apartments	Sep-00	Charleston, SC	1973	120	508	3,775
Point West Apartments	May-97	Lenexa, KS	1985	172	979	5,548
Pointe James	Dec-99	Charleston, SC	1977	128	956	1,181
Polo Park	Oct-97	Midland, TX	1983	184	800	4,532
Post Ridge	Sep-00	Nashville, TN	1972	150	1,249	5,782
Prairie Hills	Jul-94	Albuquerque, NM	1985	260	1,680	9,633
Preston Creek	Dec-99	Dallas, TX	1979	228	1,919	8,259
Pride Gardens	May-97	Flora, MS	1975	76	265	590
Privado Park	May-98	Phoenix, AZ	1984	352	2,636	14,937
Quail Hollow	Dec-99	West Columbia, SC	1973	215	1,350	4,505
Quail Ridge	May-98	Tucson, AZ	1974	253	1,613	9,143
Quail Run	Dec-99	Columbia, SC	1970	332	2,040	8,412
Quail Run	Dec-99	Zionsville, IN	1972	166	1,398	4,815
Quail Woods	Dec-99	Gastonia, NC	1974	188	1,112	1,892
Raintree	Dec-99	Anderson, SC	1972	176	518	3,030
Raintree Apts	Oct-98	Pensacola, FL	1971	168	192	1,091
Ralston Place	Dec-99	Tampa, FL	1978	200	818	3,190
Ramblewood (VA)	Mar-00	Norfolk, VA	1978	300	969	5,646
Ramblewood Apts. (MI)	Dec-99	Grand Rapids, MI	1973	1712	9,742	59,378
Randol Crossing	Dec-96	Fort Worth, TX	1984	160	728	4,125
Raven Hill	Oct-00	Burnsville, MN	1971	304	4,857	7,463
Reflections (Tampa)	Oct-00	Tampa, FL	1988	348	6,452	13,309
Reflections (Virginia Beach)	Oct-00	Virginia Beach, VA	1987	480	16,106	12,753
Reflections (West Palm Beach)	Dec-00	West Palm Beach, FL	1986	300	5,081	6,426
Regency Oaks	Dec-99	Fern Park, FL	1965	343	1,100	3,877
Ridgecrest	Dec-96	Denton, TX	1983	152	393	2,228
Rio Cancion	Mar-98	Tucson, AZ	1983	379	2,832	16,090
River Bend	Oct-97	Arlington, TX	1983	201	651	5,048
River Pointe	Aug-00	Mishawaka, IN	1974	234	329	1,417
River Reach	Dec-99	Jacksonville, FL	1972	298	2,432	8,537
River Reach	Oct-00	Naples, FL	1986	556	18,676	16,608
Riverbend In Allentown	Oct-00	Allentown, PA	1985	230	4,261	7,648
Rivercreek	Jun-00	Augusta, GA	1980	224	621	5,503
Rivercrest	Dec-99	Atlanta, GA	1970	312	1,582	12,596
Riverloft Apartments	Dec-99	Philadelphia, PA	1910	184	1,687	10,911
Rivers Edge	Sep-00	Auburn, WA	1976	120	706	4,948
Riverside	Jul-94	Littleton, CO	1987	249	1,553	8,828
Riverside Park	Jun-00	Alexandria, VA	1973	1229	9,869	52,151
Riverwalk	Dec-95	Little Rock, AR	1988	261	1,075	9,295
Riverwood (IN)	Dec-00	Indianapolis, IN	1978	120	984	1,254
Rocky Creek	Dec-99	Augusta, GA	1979	120	686	2,692
Rolling Meadows	Dec-97	Ada, OK	1970	60	60	1,082
Rosecroft Mews	Oct-99	Ft. Washington, MD	1966	304	2,043	11,597
Royal Gardens	Oct-98	Hemet, CA	1987	137	521	2,817
Royal Palms	Jul-94	Mesa, AZ	1985	152	832	4,730
Runaway Bay (CA)	Dec-00	Antioch, CA	1986	280	12,565	7,447
Runaway Bay (FL)	Dec-00	Lantana, FL	1987	404	4,998	15,112
Runaway Bay (MI)	Dec-00	Lansing, MI	1987	288	3,059	9,207
Runaway Bay (NC)	Dec-00	Charlotte, NC	1985	280	2,072	9,397
Ryan’s Pointe Apartments	Dec-99	Houston, TX	1983	280	1,265	3,080
Salem Park	Jun-00	Ft. Worth, TX	1984	168	555	3,641
San Marina	Mar-98	Phoenix, AZ	1986	399	1,926	10,954
Sand Castles Apartments	Oct-97	League City, TX	1987	138	978	5,541

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Pine Creek	677	852	5,507	6,359	885	5,474	2,178
Pine Shadows	748	2,093	12,606	14,698	2,739	11,960	7,500
Pinebrook (FL)	566	857	5,420	6,276	779	5,497	3,521
Pines Of Roanoke	2,830	975	8,070	9,045	2,668	6,377	4,047
Pines, The	627	603	4,031	4,634	537	4,097	2,171
Pinetree	820	1,004	8,086	9,090	2,246	6,844	4,761
Place Du Plantier	4,540	1,339	10,958	12,297	3,976	8,321	6,429
Place One	—	249	3,041	3,289	1,033	2,257	2,140
Plantation Crossing	3,621	1,023	10,253	11,276	3,323	7,953	4,718
Plantation Gardens	2,696	2,021	12,683	14,704	7,528	7,176	9,473
Pleasant Ridge	1,338	1,661	10,802	12,462	3,134	9,328	6,700
Pleasant Valley Pointe	1,218	907	6,287	7,194	1,796	5,398	3,551
Point West Apartments	121	508	3,896	4,404	1,567	2,837	2,350
Point West Apartments	2,672	1,135	8,063	9,199	2,897	6,302	5,345
Pointe James	377	232	2,282	2,514	1,081	1,433	1,123
Polo Park	845	800	5,378	6,177	1,040	5,138	2,076
Post Ridge	2,093	950	8,173	9,123	2,748	6,375	4,500
Prairie Hills	1,567	2,011	10,868	12,880	3,178	9,702	6,427
Preston Creek	1,240	1,704	9,713	11,417	3,034	8,383	5,525
Pride Gardens	427	284	997	1,282	429	853	1,359
Privado Park	1,259	2,636	16,196	18,832	3,551	15,282	8,630
Quail Hollow	3,680	1,084	8,452	9,536	1,865	7,671	5,177
Quail Ridge	1,126	1,613	10,269	11,882	2,226	9,656	5,920
Quail Run	3,947	1,489	12,910	14,400	4,188	10,212	5,064
Quail Run	1,701	869	7,046	7,915	2,038	5,876	3,652
Quail Woods	200	389	2,815	3,204	1,155	2,050	3,605
Raintree	3,438	518	6,468	6,986	1,546	5,440	2,990
Raintree Apts	2,358	492	3,148	3,641	581	3,060	2,555
Ralston Place	1,207	871	4,344	5,215	2,151	3,064	2,158
Ramblewood (VA)	2,535	907	8,243	9,150	2,391	6,759	6,488
Ramblewood Apts. (MI)	5,698	9,707	65,111	74,818	5,704	69,114	36,162
Randol Crossing	779	728	4,904	5,632	1,121	4,511	3,324
Raven Hill	351	4,857	7,814	12,671	2,943	9,728	4,488
Reflections (Tampa)	2,744	6,452	16,053	22,505	1,910	20,594	13,500
Reflections (Virginia Beach)	3,054	16,107	15,806	31,913	584	31,329	25,234
Reflections (West Palm Beach)	1,132	5,082	7,557	12,639	451	12,188	8,796
Regency Oaks	1,492	1,100	5,369	6,470	5,836	634	7,456
Ridgecrest	654	393	2,882	3,275	894	2,381	4,284
Rio Cancion	1,220	2,832	17,310	20,142	2,845	17,297	12,539
River Bend	—	651	5,048	5,699	1,196	4,503	3,468
River Pointe	4,563	782	5,528	6,309	33	6,276	6,000
River Reach	7,127	2,328	15,767	18,096	4,890	13,205	6,401
River Reach	1,129	18,677	17,736	36,413	912	35,501	24,000
Riverbend In Allentown	1,071	4,261	8,718	12,980	406	12,573	7,169
Rivercreek	2,458	621	7,961	8,582	1,501	7,082	3,639
Rivercrest	1,755	1,582	14,351	15,933	3,142	12,791	11,981
Riverloft Apartments	29,406	1,560	40,444	42,004	4,547	37,457	6,274
Rivers Edge	141	706	5,089	5,795	1,787	4,008	3,891
Riverside	1,958	1,956	10,383	12,339	3,112	9,227	9,804
Riverside Park	22,853	9,869	75,003	84,872	21,646	63,226	49,380
Riverwalk	1,039	1,075	10,334	11,409	2,542	8,868	5,943
Riverwood (IN)	729	985	1,982	2,967	214	2,753	1,881
Rocky Creek	1,057	417	4,018	4,435	1,439	2,996	1,888
Rolling Meadows	37	60	1,119	1,179	745	434	420
Rosecroft Mews	416	2,046	12,010	14,056	630	13,426	9,374
Royal Gardens	619	521	3,435	3,957	416	3,540	2,358
Royal Palms	503	832	5,234	6,065	1,526	4,540	3,121
Runaway Bay (CA)	998	12,565	8,445	21,010	432	20,578	12,100
Runaway Bay (FL)	314	4,998	15,425	20,423	727	19,696	13,693
Runaway Bay (MI)	330	3,059	9,538	12,596	528	12,068	8,971
Runaway Bay (NC)	233	2,072	9,630	11,702	504	11,198	8,918
Ryan’s Pointe Apartments	4,038	878	7,506	8,384	730	7,654	4,135
Salem Park	9	555	3,649	4,205	4,957	(752)	1,723
San Marina	1,390	1,926	12,344	14,270	2,209	12,061	10,313
Sand Castles Apartments	620	978	6,161	7,139	1,128	6,012	2,820

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

Sand Pebble	Oct-97	El Paso, TX	1983	208	861	4,879
Sandalwood Apartments	May-98	Houston, TX	1979	352	1,462	8,287
Sandpiper	Jun-00	St. Petersburg, FL	1984	276	1,766	8,199
Sandpiper Cove	May-97	Boynton Beach, FL	1987	416	11,447	29,088
Sands Point Apartments	Mar-00	Phoenix, AZ	1985	432	2,058	11,945
Savannah Trace	Mar-01	Shaumburg, IL	1986	368	13,976	17,630
Sawgrass	Jul-97	Orlando, FL	1986	208	1,443	8,157
Scandia	Dec-00	Indianapolis, IN	1977	444	10,575	4,624
Scotch Pines East	Sep-00	Ft. Collins, CO	1977	102	688	2,912
Seaside Point Condominiums	Nov-96	Galveston, TX	1985	102	295	2,994
Shadetree	Oct-97	Tempe, AZ	1965	123	591	3,349
Shadow Brook	Dec-99	West Valley City, UT	1984	300	2,216	6,861
Shadow Creek (AZ)	May-98	Phoenix, AZ	1984	266	2,087	11,824
Shadow Lake	Oct-97	Greensboro, NC	1988	136	1,054	5,972
Shadow Oaks	Oct-00	Tampa, FL	1984	200	1,321	3,180
Shadowood	Dec-99	Chapel Hill, NC	1987	336	2,377	11,898
Shaker Square	Dec-99	Whitehall, OH	1968	194	1,177	5,357
Shallow Creek	May-98	San Antonio, TX	1982	208	1,234	6,995
Shenandoah Crossing	Oct-00	Fairfax, VA	1984	640	15,104	50,659
Shoreview	Dec-99	San Francisco, CA	1976	156	344	3,866
Signal Pointe	Dec-99	Winter Park, FL	1971	368	607	8,306
Signature Point Apartments	Nov-96	League City, TX	1994	304	2,160	13,627
Silktree	Oct-97	Phoenix, AZ	1979	86	421	2,383
Silver Ridge	Oct-98	Maplewood, MN	1986	186	650	3,677
Silverado	Dec-99	El Paso, TX	1973	248	445	2,625
Ski Lodge	Dec-99	Montgomery, AL	1978	520	2,538	8,781
Snowden Village I	Dec-99	Fredericksburg, VA	1970	132	978	3,004
Snowden Village II	Dec-99	Fredericksburg, VA	1980	122	864	3,008
Snug Harbor	Dec-95	Las Vegas, NV	1990	67	750	2,966
Society Park	Dec-99	Tampa, FL	1968	324	572	4,266
Somerset At The Crossing	Oct-00	Tucker, GA	1989	264	6,271	11,941
Somerset Lakes	May-99	Indianapolis, IN	1974	360	3,533	20,285
Somerset Village	May-96	West Valley City, UT	1985	486	4,375	17,600
South Point	Dec-99	Durham, NC	1980	180	1,429	5,377
South Willow	Jul-94	West Jordan, UT	1987	440	2,218	12,612
Southport	Sep-00	Tulsa, OK	1984	240	1,394	5,255
Southridge	Dec-96	Greenville, TX	1984	160	643	3,645
Spectrum Pointe	Jul-94	Marietta, GA	1984	196	1,029	5,903
Springhill Lake	Jun-00	Greenbelt, MD	1969	2907	12,262	79,375
Spyglass At Cedar Cove	Oct-00	Lexington Park, MD	1985	152	3,218	4,787
St. Charleston Village	Dec-99	Las Vegas, NV	1980	312	2,035	7,778
Standart Woods Apartments	Mar-00	Auburn, NY	1969	330	891	5,274
Steeplechase	Dec-00	Williamsburg, VA	1986	220	6,399	5,980
Steeplechase	May-99	Loveland, OH	1988	272	1,669	9,539
Steeplechase (MD)	Oct-00	Largo, MD	1986	240	3,840	14,306
Sterling Apartment Homes, The	Dec-99	Philadelphia, PA	1962	580	5,068	38,310
Stirling Court Apartments	Nov-96	Houston, TX	1984	228	946	5,958
Stone Creek Club	Oct-00	Germantown, MD	1984	240	12,329	8,322
Stone Hollow Apts For The Seasons	Oct-95	San Antonio, TX	1976	280	974	5,749
Stone Mountain West	Dec-99	Stone Mountain, GA	1971	142	1,236	4,200
Stone Point Village	Dec-99	Fort Wayne, IN	1980	296	1,809	8,591
Stonebrook	Jun-97	Sanford, FL	1991	244	2,071	9,353
Stonebrook II	Apr-99	Sanford, FL	1998	112	488	—
Stonegate Village	Dec-00	New Castle, IN	1970	122	231	780
Stoney Brook Apartments	Nov-96	Houston, TX	1972	113	579	3,871
Stonybrook	May-98	Tucson, AZ	1983	411	2,187	12,278
Stratford, The (TX)	May-98	San Antonio, TX	1979	269	1,920	10,879
Strawbridge Square	Dec-99	Alexandria, VA	1979	128	917	3,932
Summerchase	May-97	Van Buren, AR	1974	72	170	962
Summerwalk	Dec-99	Winter Park, FL	1974	306	1,991	6,650
Summit Creek	May-98	Austin, TX	1985	164	611	3,464
Sun Grove	Jul-94	Peoria, AZ	1986	86	659	3,749
Sun Katcher	Dec-95	Jacksonville, FL	1972	361	785	3,442
Sun Lake	May-98	Lake Mary, FL	1986	600	4,556	25,819
Sun River Village	Dec-99	Tempe, AZ	1981	334	1,825	9,944

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Sand Pebble	557	861	5,436	6,297	1,042	5,255	2,462
Sandalwood Apartments	751	1,462	9,038	10,501	2,167	8,334	4,424
Sandpiper	1,170	1,537	9,599	11,135	2,145	8,990	3,950
Sandpiper Cove	3,247	8,382	35,400	43,782	10,663	33,119	14,186
Sands Point Apartments	5,088	2,058	17,033	19,092	5,734	13,358	9,364
Savannah Trace	1,283	13,977	18,913	32,890	832	32,058	23,071
Sawgrass	947	1,443	9,104	10,547	1,757	8,790	4,087
Scandia	1,624	10,575	6,247	16,823	545	16,277	12,788
Scotch Pines East	1,572	389	4,782	5,171	1,795	3,376	2,681
Seaside Point Condominiums	3,211	215	6,286	6,500	1,520	4,981	1,911
Shadetree	956	591	4,305	4,896	847	4,049	1,874
Shadow Brook	7,219	2,497	13,798	16,296	3,521	12,775	8,725
Shadow Creek (AZ)	1,173	2,087	12,996	15,083	2,717	12,366	6,458
Shadow Lake	716	1,054	6,688	7,742	1,202	6,540	2,944
Shadow Oaks	224	1,321	3,404	4,725	1,844	2,881	3,057
Shadowood	2,624	2,306	14,592	16,898	4,046	12,852	10,211
Shaker Square	24	781	5,778	6,559	938	5,621	3,053
Shallow Creek	400	1,234	7,395	8,630	1,642	6,988	4,270
Shenandoah Crossing	11,481	15,104	62,140	77,244	2,534	74,709	33,950
Shoreview	6,433	344	10,299	10,643	3,511	7,132	4,048
Signal Pointe	5,388	607	13,694	14,301	4,090	10,210	8,687
Signature Point Apartments	3,803	2,134	17,456	19,590	3,778	15,813	6,709
Silktree	371	421	2,754	3,175	503	2,672	1,416
Silver Ridge	1,168	777	4,718	5,495	665	4,830	4,525
Silverado	100	445	2,725	3,170	2,670	500	3,443
Ski Lodge	5,900	1,745	15,475	17,219	6,028	11,191	6,800
Snowden Village I	1,286	475	4,793	5,268	1,398	3,870	2,273
Snowden Village II	1,014	438	4,449	4,887	1,395	3,492	2,508
Snug Harbor	529	751	3,494	4,245	925	3,320	2,327
Society Park	351	572	4,617	5,189	4,681	509	5,195
Somerset At The Crossing	422	6,272	12,363	18,635	543	18,092	10,000
Somerset Lakes	940	3,536	21,223	24,759	3,520	21,238	13,610
Somerset Village	2,226	4,375	19,826	24,201	4,635	19,566	11,858
South Point	2,840	1,119	8,527	9,645	2,787	6,858	4,600
South Willow	1,929	2,218	14,541	16,759	4,338	12,420	9,628
Southport	4,220	1,940	8,929	10,869	4,002	6,867	4,303
Southridge	636	643	4,281	4,924	1,176	3,748	3,842
Spectrum Pointe	1,213	1,029	7,116	8,145	2,080	6,065	4,849
Springhill Lake	47,839	12,262	127,214	139,476	41,048	98,428	51,962
Spyglass At Cedar Cove	606	3,218	5,392	8,610	264	8,346	4,514
St. Charleston Village	3,816	1,392	12,237	13,629	3,639	9,990	7,057
Standart Woods Apartments	2,497	780	7,882	8,662	2,079	6,583	5,301
Steeplechase	720	6,399	6,700	13,099	331	12,768	9,425
Steeplechase	737	2,022	9,923	11,945	1,657	10,289	8,139
Steeplechase (MD)	1,792	3,840	16,098	19,938	668	19,270	11,745
Sterling Apartment Homes, The	55,723	5,068	94,033	99,101	14,161	84,940	22,247
Stirling Court Apartments	1,965	977	7,892	8,869	3,932	4,938	4,411
Stone Creek Club	2,694	12,330	11,015	23,345	436	22,909	11,887
Stone Hollow Apts For The Seasons	3,491	982	9,231	10,214	1,960	8,253	4,258
Stone Mountain West	2,993	923	7,506	8,429	1,645	6,784	4,917
Stone Point Village	4,249	1,810	12,839	14,649	3,908	10,740	6,003
Stonebrook	230	1,583	10,072	11,654	1,980	9,674	7,260
Stonebrook II	9,015	488	9,015	9,503	40	9,463	—
Stonegate Village	172	230	952	1,183	53	1,130	387
Stoney Brook Apartments	1,101	829	4,722	5,551	1,091	4,460	2,561
Stonybrook	1,296	2,167	13,594	15,761	3,119	12,642	5,598
Stratford, The (TX)	1,061	1,920	11,941	13,861	2,771	11,090	5,505
Strawbridge Square	1,666	706	5,809	6,514	2,349	4,165	3,107
Summerchase	1,551	81	2,602	2,683	1,929	754	588
Summerwalk	4,374	1,344	11,671	13,015	2,884	10,131	4,784
Summit Creek	3,249	1,153	6,171	7,324	1,846	5,478	3,418
Sun Grove	318	659	4,066	4,726	1,008	3,718	—
Sun Katcher	6,293	785	9,735	10,520	1,804	8,716	8,227
Sun Lake	2,062	4,556	27,881	32,437	6,084	26,353	14,409
Sun River Village	4,799	1,825	14,744	16,569	4,144	12,425	9,889

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

Sunbury Downs Apartments	Nov-96	Houston, TX	1982	240	565	4,380
Sunchase Of Clearwater	Nov-94	Clearwater, FL	1985	461	2,177	19,641
Sunchase Of Orlando East	Nov-94	Orlando, FL	1985	296	927	8,361
Sunchase Of Orlando North	Nov-94	Orlando, FL	1985	324	1,013	9,142
Sunchase Of Tampa	Nov-94	Tampa, FL	1985	216	757	6,831
Sundown Village	Mar-98	Tucson, AZ	1984/1994	330	2,214	12,582
Sunlake	Sep-98	Brandon, FL	1986	88	189	1,086
Sunrise V Apartments	Jun-00	Richmond, VA	1976	229	1,587	4,630
Sunrunner	Mar-00	St. Petersburg, FL	1980	200	1,203	4,410
Sunset Village	Jul-98	Oceanside, CA	1987	114	1,128	6,392
Sunstone	Oct-00	Chapel Hill, NC	1985	260	6,017	8,107
Surrey Oaks	Oct-97	Bedford, TX	1983	152	628	3,560
Swiss Village Apartments	Nov-96	Houston, TX	1972	360	1,011	11,310
Sycamore Creek	Jun-00	Cincinnati, OH	1978	295	1,830	7,105
Taj Mahal / Embassy West	Mar-00	Fort Worth, TX	1958	131	155	841
Tall Timbers Apartments	Oct-97	Houston, TX	1982	256	1,238	7,016
Tamarac Village	Jun-00	Denver, CO	1979	564	3,254	15,563
Tar River Estates	Dec-99	Greenville, NC	1969	389	1,246	7,712
Tates Creek Village	Dec-99	Lexington, KY	1970	204	674	6,102
Tatum Gardens	May-98	Phoenix, AZ	1985	128	653	3,699
Thicket, The	Mar-00	Houston, TX	1982	279	392	2,700
Timber Ridge	Dec-99	Sharonville, OH	1972	248	1,537	5,706
Timbermill	Oct-95	San Antonio, TX	1982	296	778	4,674
Timbertree	Oct-97	Phoenix, AZ	1980	387	2,334	13,229
Torrey Pines Village	Dec-99	Las Vegas, NV	1980	204	1,332	5,031
Township At Highlands	Nov-96	Littleton, CO	1986	161	1,058	11,166
Trails Of Ashford	May-98	Houston, TX	1979	514	2,650	15,018
Treehouse II Apartments	Mar-00	College Station, TX	1982	156	701	3,828
Treetops	Mar-01	San Bruno, CA	1987	308	4,312	52,421
Trinity Apartments	Mar-00	Irving, TX	1985	496	3,669	15,344
Tropical Gardens	Mar-00	Lauderdale Lake, FL	1983	245	1,335	7,166
Twin Lake Towers	Dec-99	Westmont, IL	1969	399	2,436	14,563
Twin Lakes Apartments	Jun-00	Palm Harbor, FL	1986	262	2,180	4,393
Valencia Isles I	Jul-99	Miami, FL	1988	504	2,815	16,193
Valencia Isles II	Jul-99	Miami, FL	1986	352	2,560	14,660
Villa La Paz	Jun-98	Sun City, CA	1990	96	573	3,096
Villa Ladera	Jan-96	Albuquerque, NM	1985	281	2,235	10,065
Villa Nova Apartments	Jun-00	Indianapolis, IN	1972	126	394	2,777
Villa Serena	Dec-00	Chino, CA	1987	186	949	5,033
Village Creek At Brookhill	Jul-94	Westminster, CO	1987	324	2,446	13,901
Village Crossing	May-98	W. Palm Beach, FL	1986	189	1,618	9,167
Village East	Sep-00	Colorado Springs, CO	1972	137	1,059	3,627
Village Gardens	Dec-99	Fort Collins, CO	1973	141	1,136	3,502
Village Green	Dec-99	Montgomery, AL	1972	337	1,767	5,452
Village Green (AL)	Dec-97	Mobile, AL	1973	208	310	201
Village In The Woods	Mar-00	Cypress, TX	1983	530	2,107	16,817
Village Of Pennbrook	Oct-98	Levitown, PA	1970	722	5,533	31,345
Village, The	Mar-00	Barndon, FL	1986	112	960	4,093
Villas (VA)	Mar-00	Portsmouth, VA	1977	196	669	3,937
Villas At Little Turtle	Oct-00	Westerville, OH	1985	160	1,360	3,812
Vinings Peak	Mar-00	Atlanta, GA	1980	280	1,582	11,402
Vista Del Lagos	Nov-97	Chandler, AZ	1986	200	1,415	7,494
Vista Ventana	May-98	Phoenix, AZ	1982	275	1,908	10,810
Walden Village	May-99	Clarkston, GA	1972	372	—	14,545
Walnut Springs	Dec-96	San Antonio, TX	1983	224	998	5,657
Warner Center	Dec-01	Woodland Hills, CA	1987	1279	44,245	137,434
Warwick	Mar-00	Abilene, TX	1984	152	779	4,433
Waterford Apartments, The	Nov-96	Houston, TX	1984	312	533	5,692
Waterways Village	Jun-97	Aventura, FL	1991	180	4,504	11,702
Weatherly	Oct-98	Stone Mountain, GA	1984	224	1,275	6,887
Wellspring	Dec-97	Columbia, SC	1985	232	564	9,114
West 135th Street	Aug-98	New York, NY	1979	198	1,195	14,969
West Lake Arms Apartments	Dec-99	Indianapolis, IN	1977	1381	3,989	22,697
West Woods	Dec-00	Anappolis, MD	1981	57	1,619	1,838
Westgate	Dec-99	Houston, TX	1971	313	1,998	8,933

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Sunbury Downs Apartments	2,927	517	7,355	7,872	1,863	6,009	5,057
Sunchase Of Clearwater	2,803	2,177	22,444	24,621	6,365	18,256	15,430
Sunchase Of Orlando East	1,204	927	9,566	10,492	2,718	7,774	8,098
Sunchase Of Orlando North	1,477	1,013	10,619	11,632	3,038	8,595	10,861
Sunchase Of Tampa	1,284	757	8,115	8,872	2,428	6,445	6,492
Sundown Village	819	2,214	13,401	15,615	2,209	13,406	9,663
Sunlake	4,002	632	4,645	5,277	1,452	3,825	2,622
Sunrise V Apartments	3,815	824	9,208	10,032	3,403	6,629	6,255
Sunrunner	2,991	571	8,033	8,604	2,775	5,829	4,623
Sunset Village	590	1,128	6,982	8,110	1,024	7,086	5,381
Sunstone	1,494	6,017	9,601	15,618	399	15,220	11,857
Surrey Oaks	775	628	4,335	4,963	645	4,318	2,096
Swiss Village Apartments	1,796	992	13,125	14,117	5,631	8,485	7,224
Sycamore Creek	6,108	1,424	13,619	15,044	4,261	10,782	8,161
Taj Mahal / Embassy West	519	173	1,343	1,516	614	902	288
Tall Timbers Apartments	634	1,238	7,650	8,888	1,418	7,471	3,735
Tamarac Village	6,369	3,254	21,932	25,187	5,265	19,921	20,807
Tar River Estates	7,047	1,246	14,759	16,004	2,560	13,445	5,200
Tates Creek Village	95	674	6,197	6,871	3,954	2,917	4,117
Tatum Gardens	3,150	1,117	6,385	7,502	1,820	5,682	3,323
Thicket, The	756	442	3,406	3,849	874	2,974	1,104
Timber Ridge	1,799	1,067	7,975	9,042	1,282	7,760	5,028
Timbermill	1,214	778	5,888	6,666	1,569	5,097	3,278
Timbertree	1,257	2,334	14,485	16,820	2,618	14,202	7,178
Torrey Pines Village	2,330	880	7,813	8,692	2,251	6,441	4,648
Township At Highlands	11,147	836	22,534	23,371	4,356	19,015	8,756
Trails Of Ashford	1,206	2,650	16,224	18,874	3,637	15,237	8,380
Treehouse II Apartments	271	632	4,168	4,800	728	4,072	1,993
Treetops	2,621	4,312	55,042	59,355	2,465	56,890	34,579
Trinity Apartments	3,452	3,669	18,796	22,465	7,183	15,282	7,895
Tropical Gardens	2,054	1,330	9,225	10,555	2,732	7,823	5,802
Twin Lake Towers	8,402	2,436	22,964	25,400	7,162	18,238	10,513
Twin Lakes Apartments	11,050	2,324	15,299	17,624	2,795	14,829	7,085
Valencia Isles I	1,614	2,815	17,808	20,623	2,636	17,987	13,213
Valencia Isles II	1,269	2,560	15,929	18,490	2,343	16,147	12,765
Villa La Paz	377	573	3,472	4,046	533	3,512	3,217
Villa Ladera	1,566	2,235	11,631	13,866	2,965	10,902	4,996
Villa Nova Apartments	148	394	2,925	3,319	1,262	2,057	2,134
Villa Serena	1,096	923	6,156	7,079	1,972	5,106	4,693
Village Creek At Brookhill	1,503	2,446	15,404	17,850	4,502	13,348	—
Village Crossing	1,480	1,618	10,646	12,264	2,224	10,040	7,000
Village East	2,191	835	6,042	6,876	2,133	4,743	2,150
Village Gardens	2,441	845	6,234	7,079	1,650	5,429	4,422
Village Green	4,933	1,309	10,843	12,152	3,420	8,732	6,737
Village Green (AL)	4,964	310	5,165	5,475	2,316	3,159	2,221
Village In The Woods	2,558	2,107	19,375	21,481	5,983	15,499	13,955
Village Of Pennbrook	27,036	1,984	61,931	63,914	21,554	42,360	30,224
Village, The	1,365	553	5,865	6,418	1,393	5,025	1,827
Villas (VA)	1,014	701	4,919	5,621	1,297	4,324	2,814
Villas At Little Turtle	1,065	1,360	4,877	6,237	234	6,003	5,879
Vinings Peak	5,634	1,582	17,036	18,619	5,534	13,085	8,087
Vista Del Lagos	315	1,415	7,809	9,224	3,286	5,938	4,553
Vista Ventana	1,078	1,908	11,889	13,796	2,503	11,293	5,920
Walden Village	384	—	14,929	14,929	2,127	12,802	10,476
Walnut Springs	546	998	6,202	7,200	3,008	4,193	3,938
Warner Center	—	44,245	137,434	181,679	20,844	160,835	122,226
Warwick	195	700	4,707	5,407	770	4,637	2,182
Waterford Apartments, The	1,375	270	7,330	7,600	2,641	4,959	5,259
Waterways Village	800	4,504	12,502	17,006	2,544	14,462	11,151
Weatherly	1,260	1,275	8,147	9,422	1,142	8,280	4,526
Wellspring	168	564	9,282	9,846	4,304	5,542	5,072
West 135th Street	1,652	1,131	16,684	17,816	5,712	12,104	3,425
West Lake Arms Apartments	7,546	3,445	30,788	34,233	8,161	26,072	14,755
West Woods	23	1,618	1,860	3,479	98	3,380	1,896
Westgate	5,419	2,430	13,920	16,351	2,707	13,644	8,184

					Initial Cost
	(1)
	Date		Year	Number		Buildings and
Property Name	Acquired	Location	Built	of Units	Land	Improvements

Westway Village Apartments	May-98	Houston, TX	1979	326	980	5,554
Whispering Pines	Oct-98	Madison, WI	1986	136	719	4,046
Wickertree	Oct-97	Phoenix, AZ	1983	226	1,225	6,944
Wildflower	Oct-97	Midland, TX	1982	264	705	3,996
Williams Cove	Jul-94	Irving, TX	1984	260	1,227	6,972
Williamsburg	May-98	Rolling Meadows, IL	1985	329	2,717	15,398
Williamsburg Apts	Dec-99	Indianapolis, IN	1974	460	2,396	8,923
Williamsburg Manor	Jun-00	Cary, NC	1972	183	1,789	7,451
Williamsburg On The Wabash	Dec-99	West Lafayette, IN	1967	473	3,225	17,569
Willow Park On Lake Adelaide	Dec-99	Altamonte Springs, FL	1972	185	1,135	5,501
Willow Tree Apartments	Mar-00	Baytown, TX	1983	100	309	1,810
Willowick	Dec-99	Greenville, SC	1974	180	792	2,698
Winchester Village Apartments	Dec-99	Indianapolis, IN	1966	96	14	1,467
Winddrift (IN)	Dec-00	Indianapolis, IN	1980	166	1,308	4,429
Windgate Place	May-99	Charlotte, NC	1972	196	—	7,334
Windridge	May-98	San Antonio, TX	1983	276	1,480	8,386
Windrift (CA)	Mar-01	Oceanside, CA	1987	404	23,650	16,327
Windrift (FL)	Dec-00	Orlando, FL	1987	288	3,425	7,622
Windsong At Chambrel	Oct-00	Akron, OH	1987	83	369	3,625
Windsor At South Square	Dec-99	Durham, NC	1972	230	1,632	5,122
Windsor Crossing	Mar-00	Newport News, VA	1978	156	654	2,831
Windsor Hills	Dec-99	Blacksburg, VA	1970	300	1,952	6,946
Windsor Landing	Oct-97	Morrow, GA	1991	200	1,641	9,298
Windsor Park	Mar-01	Woodbridge, VA	1987	220	4,318	14,457
Windward At The Villages	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,037
Wood Lake	Mar-00	Atlanta, GA	1983	220	1,158	9,863
Woodcrest	Dec-97	Odessa, TX	1972	80	41	2,069
Woodfield Gardens	May-99	Charlotte, NC	1974	132	—	3,833
Woodhaven	Jun-00	Chesapeake, VA	1968	208	1,196	4,987
Woodhill	Dec-96	Denton, TX	1984	352	1,554	8,805
Woodhollow	Oct-97	Austin, TX	1974	108	658	3,728
Woodland Ridge	Dec-96	Irving, TX	1984	130	595	3,373
Woodland Village I	Dec-99	Columbia, SC	1970	308	2,078	6,861
Woodlands (MI)	Dec-99	Battle Creek, MI	1987	76	496	3,513
Woodlands Odessa	Jul-94	Odessa, TX	1982	232	676	3,835
Woodlands Of Tyler	Jul-94	Tyler, TX	1984	256	1,029	5,845
Woodmere	Jun-00	Cincinnati, OH	1971	150	995	2,995
Woods Of Inverness	Dec-99	Houston, TX	1983	272	1,897	6,906
Woodshire	Mar-00	Virginia Beach, VA	1972	288	1,306	7,833
Wyckford Commons	Jun-00	Indianapolis, IN	1973	248	1,167	5,475
Wyntre Brook Apartments	Dec-99	West Chester, PA	1976	212	1,257	7,106
Yorktown II Apartments	Oct-98	Lombard, IL	1973	368	4,029	12,002
Yorktree	Oct-97	Carolstream, IL	1972	293	1,968	11,151

				156,142	$1,260,828	$5,243,979

[Additional columns below]

[Continued from above table, first column(s) repeated]

		December 31, 2001
	Cost
	Capitalized					Total Cost Net of
	Subsequent to		Building and		Accumulated	Accumulated
Property Name	Acquisition	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances

Westway Village Apartments	4,494	2,457	8,571	11,028	2,743	8,284	4,699
Whispering Pines	593	934	4,424	5,358	686	4,672	4,037
Wickertree	576	1,225	7,520	8,745	1,383	7,362	3,773
Wildflower	1,217	705	5,212	5,918	1,012	4,906	1,890
Williams Cove	1,072	1,227	8,044	9,271	2,397	6,875	5,333
Williamsburg	1,588	2,717	16,986	19,703	3,677	16,026	11,765
Williamsburg Apts	7,698	1,639	17,378	19,017	7,211	11,806	9,000
Williamsburg Manor	620	1,400	8,460	9,860	1,848	8,012	4,150
Williamsburg On The Wabash	1,151	2,968	18,977	21,945	1,383	20,562	11,926
Willow Park On Lake Adelaide	2,510	905	8,240	9,145	2,986	6,159	3,832
Willow Tree Apartments	273	302	2,089	2,392	443	1,948	1,062
Willowick	2,090	518	5,062	5,580	1,747	3,834	3,044
Winchester Village Apartments	954	101	2,333	2,434	23	2,411	—
Winddrift (IN)	80	1,308	4,509	5,817	226	5,591	4,862
Windgate Place	116	—	7,450	7,450	1,062	6,387	5,364
Windridge	810	1,480	9,196	10,676	2,088	8,588	5,785
Windrift (CA)	1,972	23,650	18,299	41,949	781	41,169	28,949
Windrift (FL)	1,211	3,426	8,833	12,259	468	11,791	8,019
Windsong At Chambrel	398	369	4,023	4,392	712	3,680	—
Windsor At South Square	1,215	1,001	6,967	7,969	1,052	6,917	1,965
Windsor Crossing	1,202	632	4,055	4,687	1,232	3,455	3,695
Windsor Hills	3,969	1,584	11,285	12,868	2,736	10,133	6,695
Windsor Landing	588	1,642	9,885	11,527	1,806	9,721	4,962
Windsor Park	1,267	4,319	15,723	20,042	686	19,356	13,757
Windward At The Villages	1,216	1,595	10,254	11,848	1,849	9,999	3,947
Wood Lake	4,511	1,158	14,373	15,531	4,840	10,692	6,963
Woodcrest	1,920	41	3,989	4,030	1,046	2,984	574
Woodfield Gardens	19	—	3,852	3,852	564	3,288	2,715
Woodhaven	1,825	698	7,310	8,008	2,016	5,993	3,654
Woodhill	1,665	1,554	10,470	12,024	2,098	9,927	9,398
Woodhollow	574	658	4,302	4,960	798	4,162	1,906
Woodland Ridge	481	595	3,853	4,448	845	3,604	3,135
Woodland Village I	5,534	1,460	13,013	14,472	3,525	10,947	8,004
Woodlands (MI)	175	740	3,444	4,185	303	3,881	1,964
Woodlands Odessa	1,074	676	4,909	5,585	1,667	3,918	—
Woodlands Of Tyler	1,022	1,029	6,867	7,896	1,668	6,228	4,743
Woodmere	2,407	499	5,899	6,398	1,443	4,955	2,626
Woods Of Inverness	5,354	2,031	12,126	14,157	3,658	10,499	4,925
Woodshire	1,899	1,323	9,714	11,037	2,222	8,816	8,190
Wyckford Commons	560	580	6,622	7,202	420	6,782	4,500
Wyntre Brook Apartments	9,200	1,295	16,268	17,563	3,437	14,127	6,494
Yorktown II Apartments	5,418	2,055	19,395	21,450	4,647	16,803	17,831
Yorktree	1,756	1,967	12,909	14,875	1,974	12,901	6,045

	$1,808,422	$1,236,533	$7,076,695	$8,313,228	$1,609,628	$6,703,600	$4,456,162

(1)	Date the Company acquired the property or first consolidated the partnership.

AIMCO PROPERTIES, L.P.

REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2001, 2000 and 1999
(In Thousands)

	2001	2000	1999

Real Estate
Balance at beginning of year	$7,012,452	$4,512,697	$2,771,169
Additions during the year:
Newly consolidated assets	1,262,950	1,653,886	1,101,134
Acquisitions	40,069	739,005	521,624
Additions	300,135	270,779	177,245
Sales/transfers	(302,378)	(163,915)	(58,475)

Balance at end of year	$8,313,228	$7,012,452	$4,512,697

Accumulated Depreciation
Balance at beginning of year	$912,758	$415,992	$228,155
Additions during the year:
Depreciation	341,781	323,321	131,257
Newly consolidated assets	399,372	193,246	60,345
Sales/transfers	(44,283)	(19,801)	(3,765)

Balance at end of year	$1,609,628	$912,758	$415,992

INDEX TO EXHIBITS(1)

EXHIBIT NO.	DESCRIPTION

2.1	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

2.2	Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO’s Registration Statement on Form S-4 filed December 1, 2000, is incorporated herein by this reference)

2.3	Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to AIMCO’s Current Report on Form 8-K, filed December 3, 2001, is incorporated herein by this reference)

10.1	Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO’s Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)

10.4	Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended December 31 1998, is incorporated herein by this reference)

10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

10.7	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.8	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as September 27, 1999 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)

10.9	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.10	Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated hereby by reference)

10.11	Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.12	Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)

10.13	Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)

10.14	Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)

10.15	Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.16	Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.17	Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

10.18	Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.19	Eighteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to AIMCO’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated hereby by this reference)

10.20	Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)

10.21	Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO’s Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)

10.22	Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.23	Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.24	Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.25	Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.26	Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.5 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.27	Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.28	Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)

10.29	Fourth Amended and Restated Credit Agreement (“BofA Credit Agreement”) among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A., Fleet National Bank, First Union National Bank, and the other financial institutions party thereto, dated as of March 11, 2002 (Exhibit 10.29 to AIMCO’s Annual Report of Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.30	Payment Guaranty (Revolver Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders party to the BofA Credit Agreement (Exhibit 10.30 to AIMCO’s Annual Report of Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.31	Payment Guaranty (Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders party to the BofA Credit Agreement (Exhibit 10.31 to AIMCO’s Annual Report of Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.32	Interim Credit Agreement (“Lehman Credit Agreement”) among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company, Lehman Commercial Paper, Inc., and the other financial institutions party thereto, dated as of March 11, 2002 (Exhibit 10.32 to AIMCO’s Annual Report of Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.33	Payment Guaranty (Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Lehman Commercial Paper, Inc. and the lenders party to the Casden Credit Agreement (Exhibit 10.33 to AIMCO’s Annual Report of Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.34	Payment Guaranty (NonCasden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Lehman Commercial Paper, Inc. and the lenders party to the Casden Credit Agreement (Exhibit 10.34 to AIMCO’s Annual Report of Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

10.35	Consent and Voting Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, certain stockholders of Casden Properties, Inc., and Casden Park, La Brea, Inc., set forth on the signature pages thereto (Exhibit 2.2 to AIMCO’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.36	Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to AIMCO’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.37	Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to AIMCO’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.38	Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*

10.39	Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*

10.40	Form of Non-Competition and Non-Solicitation Agreement*

10.41	Apartment Investment and Management Company 1998 Incentive Compensation Plan (Annex B to AIMCO’s Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 1998, is incorporated herein by this reference)*

EXHIBIT NO.	DESCRIPTION

10.42	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.43	Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.44	Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.45	Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, adopted August 29, 1996 (Exhibit 10.8 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, is incorporated herein by this reference)*

10.46	Amended and Restated Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (Annex B to AIMCO’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, is incorporated herein by this reference)*

10.47	The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Annual Report on Form 10-K of Ambassador Apartments, Inc. for the year ended December 31, 1997, is incorporated herein by this reference)*

10.48	Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.49	The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.50	Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995 (Exhibit 10.1 to Insignia Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*

10.51	NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*

10.52	NHP Incorporated 1995 Incentive Stock Option Plan (Exhibit 10.10 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*

10.53	Summary of Agreement for Sale of Stock to Executive Officers (Exhibit 10.104 to AIMCO’s Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference)*

21.1	List of Subsidiaries (Exhibit 21.1 to AIMCO’s Annual Report of Form 10-K for the fiscal year 2001, is incorporated herein by this reference)

23.1	Consent of Ernst & Young LLP

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

*	Management contract