Form 10-Q
period 2002-06-30
AIMCO PROPERTIES LP
filed 2002-08-14
CIK 926660

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of Partnership Common Units outstanding as of July 31, 2002: 101,619,251

AIMCO PROPERTIES, L.P.

FORM 10-Q

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Real estate:
Land	$1,619,711	$1,229,999
Buildings and improvements	7,936,341	7,011,059

Total real estate	9,556,052	8,241,058
Less accumulated depreciation	(1,725,912)	(1,597,431)

Net real estate	7,830,140	6,643,627

Assets held for sale	18,330	59,973
Cash and cash equivalents	60,739	78,078
Restricted cash	195,411	137,468
Accounts receivable	124,172	99,728
Deferred financing costs	66,555	81,810
Notes receivable from unconsolidated real estate partnerships	290,631	248,915
Investments in unconsolidated real estate partnerships	604,902	578,338
Other assets	268,978	272,589

Total assets	$9,459,858	$8,200,526

LIABILITIES AND PARTNERS’ CAPITAL
Secured tax-exempt bond financing	$1,206,272	$991,127
Secured notes payable	3,840,828	3,426,705
Term loan	150,000	—
Credit facility	—	213,500

Total indebtedness	5,197,100	4,631,332

Liabilities related to assets held for sale	8,354	38,330
Accounts payable	10,896	8,224
Accrued liabilities and other	357,910	232,373
Deferred income	17,063	9,075
Security deposits	35,967	31,174
Deferred income taxes payable	36,707	36,348

Total liabilities	5,663,997	4,986,856

Mandatorily redeemable convertible preferred securities	20,637	20,637
Minority interest in consolidated real estate partnerships	94,797	112,962

Partners’ capital:
Preferred units	1,111,185	1,251,311
General Partner and Special Limited Partner	2,083,518	1,428,411
Limited Partners	498,103	411,721
High performance units	(475)	1,162
Less: Investment in AIMCO Class A Common Stock	(11,904)	(12,534)

Total partners’ capital	3,680,427	3,080,071

Total liabilities and partners’ capital	$9,459,858	$8,200,526

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$359,296	$316,259	$688,710	$631,288
Property operating expense	(147,350)	(124,829)	(273,277)	(243,116)

Income from property operations	211,946	191,430	415,433	388,172

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	28,817	35,084	53,187	71,941
Management and other expenses	(18,392)	(22,461)	(35,388)	(48,644)
Amortization of intangibles	(916)	(4,332)	(2,040)	(9,233)

Income from investment management business	9,509	8,291	15,759	14,064

General and administrative expenses	(4,921)	(4,457)	(8,017)	(8,549)
Other expenses	(5,000)	—	(5,000)	—
Provision for losses on notes receivable	(3,156)	—	(3,156)	—

Depreciation of rental property	(69,821)	(93,116)	(139,907)	(185,754)
Interest expense	(86,819)	(78,481)	(168,376)	(162,754)
Interest and other income	26,526	17,368	45,268	32,038
Equity in earnings (losses) of unconsolidated real estate partnerships	(870)	(4,731)	2,611	(9,207)
Minority interest in consolidated real estate partnerships	(848)	(5,511)	(4,247)	(10,788)

Operating earnings	76,546	30,793	150,368	57,222

Distributions to minority partners in excess of income	(12,558)	126	(10,972)	(10,814)
Discontinued operations:
Income (loss) from operations	(1,947)	1,441	(1,619)	1,223
Gain on disposals	4,537	1,490	8,493	1,556
Income tax arising from disposals	—	—	(768)	—

Total discontinued operations	2,590	2,931	6,106	2,779

Net income	66,578	33,850	145,502	49,187

Net income attributable to preferred unitholders	29,602	24,598	57,797	45,394

Net income attributable to common unitholders	$36,976	$9,252	$87,705	$3,793

Basic earnings per common unit	$0.38	$0.11	$0.96	$0.05

Diluted earnings per common unit	$0.38	$0.11	$0.94	$0.05

Distributions declared per common unit	$0.82	$0.78	$1.64	$1.56

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,502	$49,187

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	141,947	194,987
Distributions to minority partners in excess of income	10,972	10,814
Loss (gain) on disposals from discontinued operations	(8,493)	(1,556)
Minority interest in consolidated real estate partnerships	4,247	10,788
Equity in (earnings) losses of unconsolidated real estate partnerships	(2,611)	9,207
Changes in operating assets and operating liabilities	(25,353)	(32,404)

Total adjustments	120,709	191,836

Net cash provided by operating activities	266,211	241,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(212,454)	(33,205)
Initial capital expenditures	(13,581)	(21,710)
Capital enhancements	(4,212)	(14,007)
Capital replacements	(35,514)	(28,978)
Redevelopment additions to real estate	(84,916)	(62,810)
Proceeds from sales of property	90,621	80,775
Proceeds from sales of investments	22,747	232,537
Cash from newly consolidated properties	166	22,486
Purchase of notes receivable, general and limited partnership interests and other assets	(54,525)	(52,923)
Purchase/originations of notes receivable	(59,610)	(53,281)
Proceeds from repayment of notes receivable	25,013	8,517
Cash paid in connection with merger/acquisition related costs	(23,931)	(36,783)
Distributions received from AIMCO	630	—
Distributions received from investments in unconsolidated real estate partnerships	8,079	23,945

Net cash (used in) provided by investing activities	(341,487)	64,563

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	136,975	237,063
Principal repayments on secured notes payable	(179,605)	(211,453)
Proceeds from secured tax-exempt bond financing	130,719	—
Principal repayments on secured tax-exempt bond financing	(165,015)	(6,592)
Principal repayments on secured short-term financing	—	(25,105)
Net borrowings (pay downs) on term loan and revolving credit facilities	(63,500)	(158,740)
Payment of loan costs	(1,914)	(10,981)
Proceeds from issuance of common and preferred units, exercise of options/warrants	426,915	84,494
Principal repayments received on notes due from officers on common unit purchases	3,026	5,656
Repurchase of common units	(1,415)	(29,898)
Proceeds from issuance of high performance units	808	—
Payment of distributions to minority interests	(20,142)	(40,048)
Payment of distributions to General Partner and Special Limited Partner	(128,930)	(111,956)
Payment of distributions to Limited Partners	(18,286)	(13,398)
Payment of high performance unit distributions	(3,902)	(2,442)
Payment of preferred unit distributions	(57,797)	(43,908)

Net cash provided by (used in) financing activities	57,937	(327,308)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,339)	(21,722)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,078	157,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,739	$135,393

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE 1 — Organization

     AIMCO Properties, L.P., a Delaware limited partnership (the “Partnership” and together with its consolidated subsidiaries and other controlled entities, the “Company”), was formed on May 16, 1994 to conduct the business of acquiring, developing, leasing, and managing multi-family apartment communities. The Partnership’s securities include Partnership Common Units (“common OP Units”), Partnership Preferred Units (“preferred OP Units”), and High Performance Partnership Units (“High Performance Units”), and collectively (“OP Units”). Apartment and Investment Management Company (“AIMCO”) is the owner of the General Partner and Special Limited Partner, as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (the “Partnership Agreement”) of the Partnership. The General Partner and Special Limited Partner hold common OP Units of the Partnership. In addition, AIMCO is the primary holder of outstanding preferred OP Units. The Limited Partners of the Partnership are individuals or entities that own common OP Units other than AIMCO. After holding the common or preferred OP Units for one year, the Limited Partners have the right to redeem their common or preferred OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the common or preferred OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock, on a one-for-one ratio.

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

     As of June 30, 2002, the Partnership:

•	owned or controlled (consolidated) and managed 170,592 units in 663 apartment properties;

•	held an equity interest in (unconsolidated) 128,911 units in 966 apartment properties, of which 85,833 units were also managed by the Partnership; and

•	provided services or managed, for unrelated third party owners, 26,503 units in 212 apartment properties, primarily pursuant to long term, non-cancelable agreements.

     At June 30, 2002, the Partnership had 101,546,807 common OP Units, 40,752,017 preferred OP Units and 2,379,084 High Performance Units outstanding.

NOTE 2 — Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     Minority interest in limited partnerships represents the non-controlling partners’ share of the underlying net assets of the Company’s controlled limited partnerships. When these partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners’ excess of distribution over net income, even though there is no economic impact, cost or risk to the Company. This charge is classified in the consolidated statements of income as distributions to minority partners’ in excess of income. Losses are allocated to minority partners to the extent they do not create a minority interest deficit, in which case, the Company recognizes 100% of the losses in operating earnings. With regard to such partnerships, no losses related to the minority interest ownership were charged to operations for the three and six months ended June 30, 2002 and 2001, respectively. The assets of property owning limited partnerships and limited liability companies owned or controlled by AIMCO or the Partnership generally are not available to pay creditors of AIMCO or the Partnership.

NOTE 3 — Notes Receivable from Unconsolidated Real Estate Partnerships

     The following table summarizes the Company’s notes receivable from unconsolidated real estate partnerships at June 30, 2002 and 2001 (in thousands):

	Notes Receivable from Unconsolidated
	Real Estate Partnerships

	June 30, 2002	June 30, 2001

Par value notes	$158,315	$115,999
Discounted notes	132,316	129,909

Total	$290,631	$245,908

     The Company recognizes interest income earned from its investments in notes receivable when the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount (“discounted notes”).

     As of June 30, 2002 and 2001, the Company held, primarily through its consolidated subsidiaries, $158.3 million and $116.0 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which management believes the collectibility of such amounts is both probable and estimable. As such, interest income from the par value notes is generally recognized as it is earned. Interest income from such notes for the three and six months ended June 30, 2002 totaled $8.8 million and $16.9 million, respectively, and for the three and six months ended June 30, 2001 totaled $8.0 million and $14.8 million, respectively.

     As of June 30, 2002 and 2001, the Company held discounted notes, including accrued interest, with a carrying value of $132.3 million and $129.9 million, respectively. The total face value plus accrued interest of these notes was $275.6 million and $225.0 million at June 30, 2002 and 2001, respectively.

     Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancing, foreclosures and rights offering activities), the Company has determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, the difference between the carrying value of the discounted notes and the estimated collectible value is being amortized, as interest income, on a prospective basis over the estimated remaining life of the loans. For the three and six months ended June 30, 2002 the Company recognized deferred interest income and discounts of approximately $11.1 million ($0.12 per basic unit and $0.11 per diluted unit) and $15.5 million ($0.17 per basic and diluted unit), respectively, and for the three and six months ended June 30, 2001 the Company recognized deferred interest income and discounts of approximately $2.4 million ($0.03 per basic and diluted unit) and $2.6 million ($0.04 per basic and diluted unit), respectively. These amounts are net of allocated expenses of $0.2 million and $0.6 million for the three and six months ended June 30, 2002, and $1.2 million and $2.4 million for the three and six months ended June 30, 2001. The notes receivable generally are realizable through collection of cash or obtaining ownership of the property.

     The Company continues to monitor and monetize its loans made to affiliated partnerships, of which it is typically the general partner and assesses the collectibility or impairment of each note on a periodic basis. During the second quarter of 2002, the Company identified and recorded $3.2 million in impairments. The Company will continue to monitor and assess these notes and expects to identify both recoveries and impairments, but does not expect any net impairments to be material to the Company’s financial position or results of operations.

NOTE 4 — Commitments and Contingencies

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

  Limited Partnerships

     In connection with the Company’s acquisitions of interests in limited partnerships that own properties, the Company and its affiliates are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such partnerships or violations of the relevant partnership agreements. The Company may incur costs in connection with the defense or settlement of such litigation. The Company believes it complies with its fiduciary obligations and relevant partnership agreements and does not expect any such legal actions to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

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

     There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been named as a defendant in suits that have alleged the presence of mold. Prior to March 31, 2002, the Company was insured against claims arising from the presence of mold due to water intrusion. However, since March 31, 2002, certain of the Company’s insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold although certain of the Company’s insurance carriers do provide some coverage for personal injury claims. The Company has implemented protocols and procedures to prevent or eliminate mold from its properties and believes that its measures will eliminate, or at least minimize, the effects that mold could have on its residents. To date, the Company has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, the Company can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

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

     On January 30, 2002, AIMCO and four of its affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and will vigorously defend itself. The matter has been set for trial on December 30, 2002. While the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

     National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) are insurance agents who in 2000 sold to AIMCO and its affiliates property insurance issued by National Union Fire Insurance Company of Pittsburgh, PA (“National Union”). The financial failure of NPS has resulted in defaults in June 2002 under two agreements by which NPS indemnified AIMCO from losses relating to the matters described below. As a result of such defaults, the Company faces the risk of impairment of a $16.7 million insurance-related receivable as well as a contingent liability of $5.7 million. The Company’s receivable arose from the improper and premature cancellation by National Union of the Company’s property insurance coverage in April 2001. The Company had paid to National Union amounts in excess of $10 million in prepaid premiums for property insurance coverage that was to continue through at least April 2002. In addition, the Company has a $6.7 million receivable from NPS to reimburse the Company for payments on a premium finance agreement, proceeds of which were to pay premiums to National Union. The Company holds two $5 million surety bonds issued by Lumberman’s Mutual Insurance Company to secure the NPS indemnities. In addition, the Company has pending litigation in the U.S. District Court for the District of Colorado against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for refund of at least $10 million of prepaid premium plus other damages resulting from the cancellation of the coverage. The cancellation of the property insurance coverage in 2001 has no effect on AIMCO’s present property insurance coverage or on coverage that existed through April 2001. With respect to the contingent liability arising from the NPS defaults, the Company received in July 2002 a demand for payment of $5.7 million from Cananwill, Inc., a premium funding company, allegedly due for premium payments made to National Union. The Company believes it has meritorious defenses to assert, and the Company will vigorously defend itself in the event Cananwill commences any litigation. In the event of litigation and an adverse determination, the Company will seek reimbursement of any loss from the bonds securing the NPS indemnification agreements as well as from all third parties responsible for the misapplication of AIMCO’s payments. While the outcome of any claim or matter in litigation is uncertain, the Company does not believe that it will incur any material loss in connection with the receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

NOTE 5 — Partners’ Capital

  Preferred OP Units

     All outstanding classes of preferred OP Units are on equal parity with each other and are senior to the common OP Units. Generally, holders of classes of preferred OP Units do not have any voting rights, except the right to approve certain changes to the Partnership Agreement that would adversely affect holders of such class of units.

     On March 11, 2002, the Partnership paid the proceeds from the Casden Term Loan to AIMCO in exchange for a note receivable of $198.3 million (the “Note”). Upon completion of the Casden merger, AIMCO contributed the substantial majority of the assets and liabilities of Casden Properties, Inc. to the Partnership in exchange for approximately 7,934,920 Class Ten Partnership Preferred Units (the “Class Ten Preferred Units”). The Note bears interest at 8% per annum. The Class Ten Preferred Units pay distributions of $2.00 per unit. When AIMCO issues stock for cash, the net proceeds are used to repay the Note. Concurrently, a portion of the Class Ten Preferred Units is converted into the same class of units issued by AIMCO.

     On March 19, 2002, the Company announced that it would redeem for AIMCO Class A Common Stock all outstanding shares of its Class K Convertible Cumulative Preferred Stock (the “Class K Preferred Stock”) on April 18, 2002 at a redemption price of $27.2125 per share of Class K Preferred Stock. The redemption price was payable in shares of AIMCO Class A Common Stock at a price of $45.7835 per share, or the issuance of 0.5944 shares of AIMCO Class A Common Stock for each share of Class K Preferred Stock redeemed. Concurrently, the Partnership announced that it would redeem each of the Class K Partnership Preferred Units (the “Class K Preferred Units”) for 0.5944 common OP Units. Subsequent to this announcement all 5,000,000 Class K Preferred Units were converted into approximately 2,972,000 common OP Units.

     On March 25, 2002, AIMCO sold 1,000,000 shares of Class R Cumulative Preferred Stock, par value $0.01 per share (the “Class R Preferred Stock”) in a registered public offering, and on April 11, 2002, AIMCO sold an additional 1,000,000 shares of Class R Preferred Stock in a registered public offering. The total proceeds of approximately $51 million were paid by AIMCO to the Partnership to reduce the Note and concurrently 2,044,400 Class Ten Preferred Units were converted into 2,000,000 Class R Partnership Preferred Units (the “Class R Preferred Units”). The net proceeds were used by the Partnership to repay short-term indebtedness. The Class R Preferred Units have substantially the same terms as the shares of Class R Preferred Stock. Holders of the Class R Preferred Stock are entitled to receive dividends that are cumulative from the date of original issue and are payable quarterly each year, equal to $2.50 per year (equivalent to 10% of the $25 liquidation preference). Distributions are made on the Class R Preferred Units at the same time and in the same amount as dividends paid on the Class R Preferred Stock. The Class R Preferred Units are senior to common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of AIMCO, before payments of distributions by AIMCO are made to any holders of AIMCO Class A Common Stock, the holders of the Class R Preferred Stock and Class R Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class R Preferred Stock is redeemable beginning July 20, 2006 at the option of the Company, at a price equal to the liquidation preference of $25 per share, plus all accumulated, accrued and unpaid dividends/distributions, if any, to the date fixed for redemption.

     On May 6, 2002, AIMCO converted 2,500,000 shares of AIMCO Class L Convertible Cumulative Preferred Stock, with a face value of $62.5 million, into 1,344,664 shares of AIMCO Class A Common Stock. Concurrently, the Partnership converted 2,500,000 Class L Partnership Preferred Units (the “Class L Preferred Units”) into 1,344,664 common OP Units. Following this conversion, as of June 30, 2002, 2,500,000 Class L Preferred Units remained outstanding.

  Common OP Units

     On June 5, 2002, AIMCO completed the sale of 8,000,000 shares of AIMCO Class A Common Stock in an underwritten public offering at a net price of $46.17 per share. Proceeds of approximately $147 million were paid by AIMCO to the Partnership to fully repay the Note, and concurrently the remaining 5,890,520 Class Ten Preferred Units were converted into 3,189,582 common OP Units. The remaining proceeds of $222 million were contributed by AIMCO to the Partnership in exchange for 4,810,418 common OP Units. The total net proceeds of $369 million were used by the Partnership to repay outstanding short-term indebtedness under the credit facility and the term loan that was used to finance the Company’s acquisition of Casden Properties, Inc., (“Casden”) in March of 2002, which included the merger of Casden into AIMCO (the “Casden Merger”).

  High Performance Units

     On April 26, 2002, AIMCO stockholders approved the sale by the Partnership of 5,000 of its Class V High Performance Partnership Units (see Note 8).

NOTE 6 — Earnings Per Unit

     Earnings per unit is calculated based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

	Three Months Ended
	June 30,

	2002	2001

NUMERATOR:
Net income	$66,578	$33,850
Less: Net income attributable to preferred OP Unitholders	(29,602)	(24,598)

Numerator for basic and diluted earnings per unit — income attributable to common OP Unitholders	$36,976	$9,252

DENOMINATOR:
Denominator for basic earnings per unit — weighted average number of common OP Units outstanding	96,276	84,872
Effect of dilutive securities:
Dilutive potential units	1,897	1,479

Denominator for dilutive earnings per unit	98,173	86,351

Basic earnings per common unit:
Operations	$0.35	$0.08
Discontinued operations	0.03	0.03

Total	$0.38	$0.11

Diluted earnings per common unit:
Operations	$0.35	$0.08
Discontinued operations	0.03	0.03

Total	$0.38	$0.11

	Six Months Ended
	June 30,

	2002	2001

NUMERATOR:
Net income	$145,502	$49,187
Less: Net income attributable to preferred OP Unitholders	(57,797)	(45,394)

Numerator for basic and diluted earnings per unit — income attributable to common OP Unitholders	$87,705	$3,793

DENOMINATOR:
Denominator for basic earnings per unit — weighted average number of common OP Units outstanding	91,566	83,311
Effect of dilutive securities:
Dilutive potential units	1,646	740

Denominator for dilutive earnings per unit	93,212	84,051

Basic earnings per common unit:
Operations	$0.89	$0.02
Discontinued operations	0.07	0.03

Total	$0.96	$0.05

Diluted earnings per common unit:
Operations	$0.87	$0.02
Discontinued operations	0.07	0.03

Total	$0.94	$0.05

NOTE 7 — Industry Segments

     The Company has two reportable segments: real estate (owning and operating apartments); and investment management business (providing, to third parties including affiliates, services relating to the apartment business). The Company owns and operates multi-family apartment communities throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of tenants. The Company separately evaluates the performance of each of its apartment communities. However, because each of the apartment communities has similar economic characteristics, the apartment communities have been aggregated into a single apartment communities segment, or real estate segment. There are different components of the multi-family business for which management considers disclosure to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. There were no tenants that contributed 10% or more of the Company’s total revenues during the three and six months ended June 30, 2002 or 2001. The Company also manages apartment properties and provides other services for third parties and affiliates through its investment management business segment. As disclosed, a significant portion of the revenues of the investment management business are from affiliates of the Company.

     A performance measure used by management of the Company for each segment is its contribution to free cash flow (“Free Cash Flow” or “FCF”). Free Cash Flow is defined by the Company as net operating income less the capital spending required to maintain and improve the related assets. Free Cash Flow measures profitability prior to the cost of capital. Other performance measures used by management of the Company include funds from operations, adjusted funds from operations and earnings before structural depreciation. The Company deducts Capital Replacement spending to arrive at Free Cash Flow and adjusted funds from operations. During the second quarter of 2002, the Company began deducting Capital Enhancement spending as well as Capital Replacement spending. This additional deduction is reflected on a prospective basis.

     The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company’s Free Cash Flow for the three and six months ended June 30, 2002 and 2001, from these segments, and a reconciliation of Free Cash Flow to funds from operations, funds from operations less actual spending for Capital Replacements and Capital Enhancements, and net income (in thousands, except equivalent units (ownership effected) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended June 30, 2002 and 2001
(in thousands, except unit data)

	2002				2001

	Consolidated	Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%

Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 9,093 and 4,442 for 2002 and 2001)	$22,007	$981	$22,988	10.7%	$10,708		$1,512	$12,220	5.9%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 4,891 and 3,125 for 2002 and 2001)	8,876	866	9,742	4.5%	8,112		484	8,596	4.2%
Average monthly rent $900 to $1,000 per unit (equivalent units of 11,968 and 8,772 for 2002 and 2001)	21,225	878	22,103	10.3%	18,746		467	19,213	9.3%
Average monthly rent $800 to $900 per unit (equivalent units of 15,332 and 12,940 for 2002 and 2001)	24,596	824	25,420	11.8%	24,457		1,684	26,141	12.7%
Average monthly rent $700 to $800 per unit (equivalent units of 21,323 and 16,858 for 2002 and 2001)	26,346	1,311	27,657	12.8%	22,736		2,035	24,771	12.0%
Average monthly rent $600 to $700 per unit (equivalent units of 32,137 and 37,174 for 2002 and 2001)	32,463	3,972	36,435	16.9%	44,528		3,375	47,903	23.3%
Average monthly rent $500 to $600 per unit (equivalent units of 36,792 and 38,363 for 2002 and 2001)	30,652	2,779	33,431	15.5%	33,122		3,076	36,198	17.6%
Average monthly rent less than $500 per unit (equivalent units of 18,691 and 16,049 for 2002 and 2001)	7,941	(274)	7,667	3.6%	8,874		764	9,638	4.7%

Subtotal conventional real estate contribution to Free Cash Flow	174,106	11,337	185,443	86.1%	171,283		13,397	184,680	89.7%
Affordable Apartments (equivalent units of 23,404 and 14,197 for 2002 and 2001)	13,602	5,940	19,542	9.1%	4,320		6,146	10,466	5.1%
College housing (average rent of $610 and $630 per month for 2002 and 2001) (equivalent units of 2,860 and 3,301 for 2002 and 2001)	3,095	59	3,154	1.5%	2,394		86	2,480	1.2%
Other real estate	1,004	45	1,049	0.5%	739		148	887	0.4%
Minority interest	(17,495)	—	(17,495)	(8.1)%	(18,367)		—	(18,367)	(8.9)%

Total real estate contribution to Free Cash Flow	174,312 (1)	17,381	191,693	89.1%	160,369	(1)	19,777	180,146	87.5%
Investment Management Business
Management contracts (property and asset management)
Controlled properties	9,143	—	9,143	4.2%	7,366		—	7,366	3.6%
Third party with terms in excess of one year	566	—	566	0.3%	410		—	410	0.2%
Third party cancelable in 30 days	206	—	206	0.1%	585		—	585	0.3%
Insurance operations	(3,520)	—	(3,520)	(1.6)%	—		—	—	0.0%

Investment management business contribution to Free Cash Flow before activity based fees	6,395	—	6,395	3.0%	8,361		—	8,361	4.1%
Activity based fees	4,030	—	4,030	1.9%	4,262		—	4,262	2.1%

Total investment management business contribution to Free Cash Flow	10,425 (2)	—	10,425	4.9%	12,623	(2)	—	12,623	6.2%
Interest and other income
Transactional income	13,185	—	13,185	6.1%	8,523		—	8,523	4.1%
General partner loan interest	8,820	—	8,820	4.1%	7,954		—	7,954	3.9%
Interest from AIMCO	3,873	—	3,873	1.8%	—		—	—	0.0%
Money market and interest bearing accounts	648	—	648	0.3%	891		—	891	0.4%

Total interest and other income contribution to Free Cash Flow	26,526	—	26,526	12.3%	17,368		—	17,368	8.5%
General and administrative expenses	(4,921)	—	(4,921)	(2.4)%	(4,457)		—	(4,457)	(2.2)%
Other expenses	(5,000)	—	(5,000)	(2.4)%	—		—	—	0.0%
Provision for losses on notes receivable	(3,156)	—	(3,156)	(1.5)%	—		—	—	0.0%

Free Cash Flow (FCF) (3)	$198,186	$17,381	$215,567	100.0%	$185,903		$19,777	$205,680	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Three Months Ended June 30, 2002 and 2001
(in thousands, except per unit data)

	2002			2001

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF) (3)	$198,186	$17,381	$215,567	$185,903	$19,777	$205,680
Cost of Senior Capital:
Interest expense:
Secured debt
Long-term, fixed rate	(74,340)	(11,259)	(85,599)	(68,151)	(11,470)	(79,621)
Long-term, variable rate (principally tax-exempt)	(5,173)	(910)	(6,083)	(7,276)	(1,306)	(8,582)
Short-term	(3,573)	—	(3,573)	(1,883)	(35)	(1,918)
Lines of credit and other unsecured debt	(7,142)	—	(7,142)	(5,011)	(1)	(5,012)
Interest expense on mandatorily redeemable convertible preferred securities	(257)	—	(257)	(489)	—	(489)
Interest capitalized	3,666	—	3,666	4,329	—	4,329

Total interest expense before minority interest	(86,819)	(12,169)	(98,988)	(78,481)	(12,812)	(91,293)
Minority interest share of interest expense	8,824	—	8,824	12,644	—	12,644

Total interest expense after minority interest	(77,995)	(12,169)	(90,164)	(65,837)	(12,812)	(78,649)
Distributions on preferred securities owned by minority interest	—	—	—	(679)	—	(679)
Distributions on preferred OP Units	(29,602)	—	(29,602)	(24,598)	—	(24,598)

Total distributions on preferred OP Units and securities	(29,602)	—	(29,602)	(25,277)	—	(25,277)
Non-structural depreciation, net of Capital Replacements/Capital Enhancements	10,542	1,687	12,229	(412)	(89)	(501)
Amortization of intangibles	(916)	—	(916)	(4,332)	—	(4,332)
Discontinued operations:
Income (loss) from operations	(1,947)	—	(1,947)	1,441	—	1,441
Gain (loss) on disposals	4,537	—	4,537	1,490	—	1,490

Earnings Before Structural Depreciation (EBSD) (3)	102,805	6,899	109,704	92,976	6,876	99,852
Structural depreciation, net of minority interest	(52,401)	(7,769)	(60,170)	(79,119)	(11,607)	(90,726)
Distributions to minority partners in excess of income	(12,558)	—	(12,558)	126	—	126

Net income (loss) attributable to common OP Unitholders	37,846	(870)	36,976	13,983	(4,731)	9,252
Discontinued operations:
Loss (gain) on disposals	(4,537)	—	(4,537)	(1,490)	—	(1,490)
Depreciation, net of minority interest	915	—	915	847	—	847
Distributions to minority partners in excess of income	1,401	—	1,401	—	—	—
Structural depreciation, net of minority interest	52,401	7,769	60,170	79,119	11,607	90,726
Distributions to minority partners in excess of income	12,558	—	12,558	(126)	—	(126)
Non-structural depreciation, net of minority interest	9,597	1,472	11,069	13,105	2,254	15,359
Amortization of intangibles	916	—	916	4,332	—	4,332

Funds From Operations (FFO) (3)	111,097	8,371	119,468	109,770	9,130	118,900
Capital Replacements	(15,875)	(2,481)	(18,356)	(12,694)	(2,165)	(14,859)
Capital Enhancements	(4,264)	(678)	(4,942)	—	—	—

Adjusted Funds From Operations (AFFO) (3)	$90,958	$5,212	$96,170	$97,076	$6,965	$104,041

			Earnings			Earnings
	Earnings	Units	Per Unit	Earnings	Units	Per Unit

EBSD
Basic	$109,704	96,276		$99,852	84,872
Diluted	121,171	108,853		116,813	103,288
Net Income
Basic	36,976	96,276	$0.38	9,252	84,872	$0.11
Diluted	36,976	98,173	$0.38	9,252	86,351	$0.11
FFO
Basic	119,468	96,276		118,900	84,872
Diluted	133,185	110,639		135,861	103,288
AFFO
Basic	96,170	96,276		104,041	84,872
Diluted	103,152	105,096		121,002	103,288
Operating Earnings
Basic	46,944	96,276		6,195	84,872
Diluted	46,944	98,173		6,195	86,351

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Six Months Ended June 30, 2002 and 2001
(in thousands, except unit data)

	2002				2001

	Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%

Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 9,438 and 4,316 for 2002 and 2001)	$40,399	$1,730	$42,129	9.9%	$20,315	$3,003	$23,318	5.7%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 5,194 and 3,770 for 2002 and 2001)	18,880	1,651	20,531	4.8%	19,271	1,095	20,366	5.0%
Average monthly rent $900 to $1,000 per unit (equivalent units of 11,446 and 7,976 for 2002 and 2001)	42,726	2,106	44,832	10.5%	36,116	863	36,979	9.1%
Average monthly rent $800 to $900 per unit (equivalent units of 14,215 and 12,562 for 2002 and 2001)	43,989	1,757	45,746	10.8%	47,658	2,945	50,603	12.4%
Average monthly rent $700 to $800 per unit (equivalent units of 21,724 and 16,309 for 2002 and 2001)	54,978	3,818	58,796	13.8%	47,088	4,092	51,180	12.5%
Average monthly rent $600 to $700 per unit (equivalent units of 34,368 and 37,765 for 2002 and 2001)	71,511	7,174	78,685	18.5%	92,508	7,736	100,244	24.5%
Average monthly rent $500 to $600 per unit (equivalent units of 36,493 and 37,191 for 2002 and 2001)	62,102	5,914	68,016	16.0%	67,203	6,859	74,062	18.1%
Average monthly rent less than $500 per unit (equivalent units of 17,670 and 16,171 for 2002 and 2001)	16,934	76	17,010	4.0%	19,429	1,137	20,566	5.0%

Subtotal conventional real estate contribution to Free Cash Flow	351,519	24,226	375,745	88.3%	349,588	27,730	377,318	92.3%
Affordable Apartments (equivalent units of 23,205 and 14,445 for 2002 and 2001)	20,085	12,082	32,167	7.6%	10,923	12,642	23,565	5.8%
College housing (average rent of $610 and $538 per month for 2002 and 2001) (equivalent units of 2,857 and 3,333 for 2002 and 2001)	6,171	156	6,327	1.5%	5,813	259	6,072	1.5%
Other real estate	2,013	69	2,082	0.5%	(314)	242	(72)	0.0%
Minority interest	(38,175)	—	(38,175)	(9.0)%	(45,099)	—	(45,099)	(11.0)%

Total real estate contribution to Free Cash Flow	341,613 (1)	36,533	378,146	88.9%	320,911 (1)	40,873	361,784	88.6%
Investment Management Business
Management contracts (property and asset management)
Controlled properties	17,579	—	17,579	4.1%	13,463	—	13,463	3.4%
Third party with terms in excess of one year	1,107	—	1,107	0.3%	606	—	606	0.1%
Third party cancelable in 30 days	528	—	528	0.1%	910	—	910	0.2%
Insurance operations	(5,920)	—	(5,920)	(1.4)%	—	—	—	0.0%

Investment management business contribution to Free Cash Flow before activity based fees	13,294	—	13,294	3.1%	14,979	—	14,979	3.7%
Activity based fees	4,505	—	4,505	1.1%	8,318	—	8,318	2.0%

Total investment management business contribution to Free Cash Flow	17,799 (2)	—	17,799	4.2%	23,297 (2)	—	23,297	5.7%
Interest and other income
Transactional income	23,280	—	23,280	5.5%	13,258	—	13,258	3.2%
General partner loan interest	16,904	—	16,904	4.0%	14,755	—	14,755	3.6%
Interest from AIMCO	3,873	—	3,873	0.9%	—	—	—	0.0%
Money market and interest bearing accounts	1,211	—	1,211	0.3%	4,025	—	4,025	1.0%

Total interest and other income contribution to Free Cash Flow	45,268	—	45,268	10.7%	32,038	—	32,038	7.8%
General and administrative expenses	(8,017)	—	(8,017)	(1.9)%	(8,549)	—	(8,549)	(2.1)%
Other expenses	(5,000)	—	(5,000)	(1.2)%	—	—	—	0.0%
Provision for losses on notes receivable	(3,156)	—	(3,156)	(0.7)%	—	—	—	0.0%

Free Cash Flow (FCF) (3)	$388,507	$36,533	$425,040	100.0%	$367,697	$40,873	$408,570	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Six Months Ended June 30, 2002 and 2001
(in thousands, except per unit data)

	2002			2001

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Free Cash Flow (FCF) (3)	$388,507	$36,533	$425,040	$367,697	$40,873	$408,570
Cost of Senior Capital:
Interest expense:
Secured debt
Long-term, fixed rate	(144,492)	(20,923)	(165,415)	(134,206)	(22,608)	(156,814)
Long-term, variable rate (principally tax-exempt)	(10,967)	(1,517)	(12,484)	(14,820)	(2,656)	(17,476)
Short-term	(7,156)	—	(7,156)	(3,926)	(47)	(3,973)
Lines of credit and other unsecured debt	(12,236)	—	(12,236)	(14,749)	(2)	(14,751)
Interest expense on mandatorily redeemable convertible preferred securities	(517)	—	(517)	(1,014)	—	(1,014)
Interest capitalized	6,992	—	6,992	5,961	—	5,961

Total interest expense before minority interest	(168,376)	(22,440)	(190,816)	(162,754)	(25,313)	(188,067)
Minority interest share of interest expense	18,038	—	18,038	25,996	—	25,996

Total interest expense after minority interest	(150,338)	(22,440)	(172,778)	(136,758)	(25,313)	(162,071)
Distributions on preferred securities owned by minority interest	(98)	—	(98)	(1,357)	—	(1,357)
Distributions on preferred OP Units	(57,797)	—	(57,797)	(45,394)	—	(45,394)

Total distributions on preferred OP Units and securities	(57,895)	—	(57,895)	(46,751)	—	(46,751)
Non-structural depreciation, net of Capital Replacements/Capital Enhancements	13,105	3,164	16,269	(1,233)	(378)	(1,611)
Amortization of intangibles	(2,040)	—	(2,040)	(9,233)	—	(9,233)
Discontinued operations:
Income (loss) from operations	(1,619)	—	(1,619)	1,223	—	1,223
Gain (loss) on disposals	8,493	—	8,493	1,556	—	1,556
Income tax arising from disposals	(768)	—	(768)	—	—	—

Earnings Before Structural Depreciation (EBSD) (3)	197,445	17,257	214,702	176,501	15,182	191,683
Structural depreciation, net of minority interest	(101,379)	(14,646)	(116,025)	(152,687)	(24,389)	(177,076)
Distributions to minority partners in excess of income	(10,972)	—	(10,972)	(10,814)	—	(10,814)

Net income (loss) attributable to common OP Unitholders	85,094	2,611	87,705	13,000	(9,207)	3,793
Discontinued operations:
Loss (gain) on disposals	(8,493)	—	(8,493)	(1,556)	—	(1,556)
Depreciation, net of minority interest	1,514	—	1,514	3,863	—	3,863
Distributions to minority partners in excess of income	1,401	—	1,401	—	—	—
Income tax arising from disposals	768	—	768	—	—	—
Structural depreciation, net of minority interest	101,379	14,646	116,025	152,687	24,389	177,076
Distributions to minority partners in excess of income	10,972	—	10,972	10,814	—	10,814
Non-structural depreciation, net of minority interest	22,542	2,556	25,098	23,392	4,478	27,870
Amortization of intangibles	2,040	—	2,040	9,233	—	9,233

Funds From Operations (FFO) (3)	217,217	19,813	237,030	211,433	19,660	231,093
Capital Replacements	(31,381)	(5,043)	(36,424)	(22,162)	(4,100)	(26,262)
Capital Enhancements	(4,264)	(678)	(4,942)	—	—	—

Adjusted Funds From Operations (AFFO) (3)	$181,572	$14,092	$195,664	$189,271	$15,560	$204,831

			Earnings			Earnings
	Earnings	Units	Per Unit	Earnings	Units	Per Unit

EBSD
Basic	$214,702	91,566		$191,683	83,311
Diluted	242,640	106,631		223,229	100,932
Net Income
Basic	87,705	91,566	$0.96	3,793	83,311	$0.05
Diluted	87,705	93,212	$0.94	3,793	84,051	$0.05
FFO
Basic	237,030	91,566		231,093	83,311
Diluted	267,366	107,524		262,640	100,932
AFFO
Basic	195,664	91,566		204,831	83,311
Diluted	219,295	104,752		236,378	100,932
Operating Earnings
Basic	92,571	91,566		11,828	83,311
Diluted	92,571	93,212		11,828	84,051

(1)	Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Consolidated real estate contribution to Free Cash Flow	$174,312	$160,369	$341,613	$320,911
Plus: minority interest	17,495	18,367	38,175	45,099
Plus: Capital Replacements	15,875	12,694	31,381	22,162
Plus: Capital Enhancements (year to date)	4,264	—	4,264	—
Plus: property operating expense	147,350	124,829	273,277	243,116

Rental and other property revenues	$359,296	$316,259	$688,710	$631,288

(2)	Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Consolidated investment management business contribution to Free Cash Flow	$10,425	$12,623	$17,799	$23,297
Plus: management and other expenses	18,392	22,461	35,388	48,644

Management fees and other income primarily from affiliates	$28,817	$35,084	$53,187	$71,941

(3)	Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations are measurement standards used by the Company’s management. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with generally accepted accounting principles (“GAAP”), as an indication of the Company’s performance or as a measure of liquidity.

•	“Free Cash Flow” or “FCF” is defined by the Company as net operating income less the Capital Replacement spending required to maintain and the Capital Enhancement spending made to improve the related assets. It measures profitability prior to the cost of capital.

•	“Earnings Before Structural Depreciation” or “EBSD” is defined by the Company as net income (loss), determined in accordance with GAAP, plus “structural depreciation”, (i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years).

•	“Funds From Operations” or “FFO” is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items and disposals from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated partnerships, joint ventures and discontinued operations. The Company calculates FFO based on the NAREIT definition, plus amortization of intangibles, plus distributions to minority partners in excess of income and less distributions on preferred OP Units. The Company calculates FFO (diluted) by adding back the interest expense and preferred distributions relating to convertible securities whose conversion is dilutive to FFO. The Company’s basis for computing FFO may not be comparable with that of other real estate investment trusts.

•	“Adjusted Funds From Operations” or “AFFO” is defined by the Company as FFO less Capital Replacement and Capital Enhancement spending. Capital Replacement spending was equal to $104 and $214 per apartment unit for the three and six months ended June 30, 2002, respectively, and $95 and $170 per apartment unit for the three and six months ended June 30, 2001, respectively. Capital Enhancement spending was equal to $28 per apartment unit for the six months ended June 30, 2002. In 2001 Capital Enhancement spending was not deducted to arrive at AFFO.

Reconciliation of FCF, EBSD, FFO and AFFO to Net Income (in thousands):

	For the Three Months Ended June 30, 2002				For the Three Months Ended June 30, 2001

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule	$215,567	$109,704	$119,468	$96,170	$205,680	$99,852	$118,900	$104,041
Total interest expense after minority interest	(90,164)	—	—	—	(78,649)	—	—	—
Dividends on preferred securities owned by minority interest	—	—	—	—	(680)	—	—	—
Distributions on preferred OP Units	—	29,602	29,602	29,602	—	24,598	24,598	24,598
Structural depreciation, net of minority interest	(60,170)	(60,170)	(60,170)	(60,170)	(90,726)	(90,726)	(90,726)	(90,726)
Non-structural depreciation, net of minority interest	(11,069)	—	(11,069)	(11,069)	(15,359)	—	(15,359)	(15,359)
Discontinued operations:
Income (loss) from operations	(1,947)	—	—	—	1,441	—	—	—
Depreciation, net of minority interest	—	—	(915)	(915)	—	—	(847)	(847)
Distributions to minority partners in excess of income	—	—	(1,401)	(1,401)	—	—	—	—
Gain on disposals	4,537	—	4,537	4,537	1,490	—	1,490	1,490
Distributions to minority partners in excess of income	(12,558)	(12,558)	(12,558)	(12,558)	126	126	126	126
Capital Replacements	18,356	—	—	18,356	14,859	—	—	14,859
Capital Enhancements	4,942	—	—	4,942	—	—	—	—
Amortization of intangibles	(916)	—	(916)	(916)	(4,332)	—	(4,332)	(4,332)

Net income	$66,578	$66,578	$66,578	$66,578	$33,850	$33,850	$33,850	$33,850

	For the Six Months Ended June 30, 2002				For the Six Months Ended June 30, 2001

	FCF	EBSD	FFO	AFFO	FCF	EBSD	FFO	AFFO

Amount per Free Cash Flow schedule	$425,040	$214,702	$237,030	$195,664	$408,570	$191,683	$231,093	$204,831
Total interest expense after minority interest	(172,778)	—	—	—	(162,071)	—	—	—
Dividends on preferred securities owned by minority interest	(97)	—	—	—	(1,360)	—	—	—
Distributions on preferred OP Units	—	57,797	57,797	57,797	—	45,394	45,394	45,394
Structural depreciation, net of minority interest	(116,025)	(116,025)	(116,025)	(116,025)	(177,076)	(177,076)	(177,076)	(177,076)
Non-structural depreciation, net of minority interest	(25,098)	—	(25,098)	(25,098)	(27,870)	—	(27,870)	(27,870)
Discontinued operations:
Income (loss) from operations	(1,619)	—	—	—	1,223	—	—	—
Depreciation, net of minority interest	—	—	(1,514)	(1,514)	—	—	(3,863)	(3,863)
Distributions to minority partners in excess of income	—	—	(1,401)	(1,401)	—	—	—	—
Gain on disposals	8,493	—	8,493	8,493	1,556	—	1,556	1,556
Income tax arising from disposals	(768)	—	(768)	(768)	—	—	—	—
Distributions to minority partners in excess of income	(10,972)	(10,972)	(10,972)	(10,972)	(10,814)	(10,814)	(10,814)	(10,814)
Capital Replacements	36,424	—	—	36,424	26,262	—	—	26,262
Capital Enhancements	4,942	—	—	4,942	—	—	—	—
Amortization of intangibles	(2,040)	—	(2,040)	(2,040)	(9,233)	—	(9,233)	(9,233)

Net income	$145,502	$145,502	$145,502	$145,502	$49,187	$49,187	$49,187	$49,187

     ASSETS (in thousands):

	June 30, 2002	December 31, 2001

Total assets for reportable segments	$8,864,000	$7,826,989
Corporate and other assets	595,858	373,537

Total consolidated assets	$9,459,858	$8,200,526

NOTE 8 — Dilutive Securities

     On April 26, 2002, AIMCO stockholders approved the sale by the Partnership of 5,000 of its Class V High Performance Partnership Units (the “Class V Units”) to a limited liability company owned by a limited number of employees of the Company for an aggregate offering price of $1.1 million. The Class V Units have identical characteristics to the Class IV Units sold in 2001, except for the dilutive impact limit, which was reduced from 1.5% to 1.0%, and a different three-year measurement period. The valuation period of the Class V Units began on January 1, 2002 and will end on December 31, 2004.

     In June 2001, AIMCO stockholders approved the sale by the Partnership of an aggregate of 15,000 of its Class II, III, and IV High Performance Partnership Units (the “Class II Units”, “Class III Units” and “Class IV Units,” respectively, and together with the “Class V Units”, collectively the “High Performance Units”) to three limited liability companies owned by a limited number of employees of the Company for an aggregate offering price of $4.9 million.

     The valuation period for the Class II Units ended on December 31, 2001, with no value added, and therefore the allocable investment of $1.275 million made by the holders was lost.

     The valuation periods for the Class III Units and Class IV Units end December 31, 2002 and 2003, respectively. At June 30, 2002, the Company did not meet the required measurement benchmarks for Class III Units, Class IV Units or Class V Units, and therefore, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of June 30, 2002, and such High Performance Units have had no dilutive effect. The table below illustrates the calculation of the value of High Performance Units at June 30, 2002 (in thousands):

Class of High		AIMCO	Morgan		Out-	Average	Outperformance	Value of High
Performance	Final Valuation	Total	Stanley	Minimum	performance	Market	Stockholder	Performance	OP Unit	OP Unit
Unit	Date	Return (1)	REIT Index	Return	Return	Capitalization	Value Added (2)	Units (3)	Dilution	Dilution %

Class III	December 31, 2002	9.10%	28.11%	23.20%	0.00%	$4,020,409	$0	$0	0	0.00%
Class IV	December 31, 2003	9.10%	28.11%	36.80%	0.00%	$4,020,409	$0	$0	0	0.00%
Class V	December 31, 2004	8.88%	13.54%	36.80%	0.00%	$4,352,396	$0	$0	0	0.00%

(1)	Calculated based on a $48.36 starting price for Class III Units and Class IV Units and a $45.19 starting price for Class V Units, dividend reinvestment on the dividend payment date using the closing price for that date, and an ending price based on an average of the volume weighted average trading price for the 20 trading days immediately preceding the end of the period.

(2)	Outperformance Return multiplied by average market capitalization

(3)	Outperformance Stockholder Value Added multiplied by 5%

  Loans Related to High Performance Units

     From time to time, the Company has made loans to certain employees who were offered the opportunity to invest in High Performance Units through a senior management partnership. These loans were provided to facilitate broader participation among eligible employees. Each loan is a full recourse loan repayable pursuant to an installment payment or a payroll deduction plan. Installment loans are secured by a pledge of AIMCO securities owned by the employee that had a value greater than or equal to the amount of the loan at the date the loan was made. Subsequent to June 30, 2002, in connection with the sale of Class V Units the Company loaned an aggregate amount of not more than $500,000 to certain employees. No such loans were made to Terry Considine, Chairman and Chief Executive Officer, or to Peter Kompaniez, Vice Chairman and President of the Company. The following table sets forth certain information with respect to these loans to employees through June 30, 2002. The employees named below are executive officers of AIMCO; non-executive officers who received loans are grouped in the “other employees” category. In order to comply with the Sarbanes-Oxley Act of 2002, the Company will no longer provide loans to executive officers.

			Amount Repaid
	Interest	Highest Amount	Since Inception	June 30, 2002
Name	Rate	Owed During 2001	(through 6/30/02)	Balance

Harry G. Alcock	7.0%	$291,623	$76,405	$215,218
Joseph DeTuno	7.0%	30,000	7,860	22,140
Patrick J. Foye	7.0%	369,419	14,636	354,783
Paul J. McAuliffe	7.0%	409,632	107,323	302,309
Lance Graber	7.0%	71,711	—	71,711
Other employees as a group (46 persons)	7.0%	523,227	128,935	394,292

Total		$1,695,612	$335,159	$1,360,453

     The Company has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total amount of common OP Units that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted share count) as of June 30, 2002:

Type of Security	As of June 30, 2002

Common OP Units	101,546,807
High Performance Units	2,379,084
Vested options and warrants	4,303,334
Convertible preferred OP Units	11,552,390
Convertible debt securities	409,185

Total	120,190,800

NOTE 9 — Transfers of Financial Assets

     In 2001, the Company sold certain tax-exempt bond receivables acquired in connection with its acquisition of Oxford Tax Exempt Fund and retained a residual interest in the sold bonds. The fair value of the retained residual interests were estimated based on the present value of future expected cash flows of the bonds, which are derived from the underlying properties’ operations. During the second quarter of 2002, in connection with the sale of certain assets (see Note 10), as well as additional proceeds received from the refinancing of the tax-exempt bonds of the underlying properties, the Company’s retained residual interests aggregating approximately $23 million were collected.

NOTE 10 — Discontinued Operations and Assets Held for Sale

     In October 2001, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective for the Company beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports assets held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statements of income.

     The components of income (loss) from operations related to discontinued operations for the three and six months ended June 30, 2002 and the three and six months ended June 30, 2001 are shown below. These include the results of operations through the date of each respective sale for sold properties, and a full period of operations for those assets held for sale, for the three and six months ended June 30, 2002 and a full period of operations for the three and six months ended June 30, 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$2,086	$7,511	$6,258	$14,716
Property operating expense	(1,280)	(2,254)	(3,362)	(5,396)

Income from property operations	806	5,257	2,896	9,320

Depreciation of rental property	(939)	(2,223)	(1,674)	(4,036)
Interest expense	(563)	(2,686)	(1,589)	(5,629)
Interest and other income	1	7	2	—
Minority interest in consolidated real estate partnerships	149	1,086	147	1,568

Operating earnings	(546)	1,441	(218)	1,223

Distributions to minority partners in excess of income	(1,401)	—	(1,401)	—

Income (loss) from operations	$(1,947)	$1,441	$(1,619)	$1,223

     The Company is currently marketing for sale certain real estate properties that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). As of June 30, 2002, the Company classified as assets held for sale 6 properties with an aggregate number of 1,321 units. Other properties, both consolidated and unconsolidated, are being marketed for sale yet are not accounted for as assets held for sale as they do not meet the criteria under SFAS 144.

     The Company incurred net losses from the sale of certain assets in the second quarter of 2002 of approximately $10.2 million, principally from the sale of senior living facilities, which were deemed as non-strategic assets of the Company. This loss was offset as discussed below for a net gain on disposal of $4.5 million.

     Included in discontinued operations, as part of the net gain from the disposition of properties in the second quarter of 2002, the Company has recorded income of approximately $14.7 million. This adjustment resulted from the Company’s historical estimation process in determining the carrying value of assets sold. The recognition of this amount in the current period is considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. The amount of the change in estimate was identified based upon better insight to information in connection with the finalization of the recording of the purchase price accounting (to appropriate entities), of the Company’s historical acquisitions. The recognition of this change in estimate resulted in an increase in basic earnings per share of $0.15 and $0.16 for the three and six months ended June 30, 2002, respectively and an increase in diluted earnings per share of $0.15 and $0.16 for the three and six months ended June 30, 2002, respectively.

NOTE 11 — Recent Accounting Developments

     In July 2001, FASB issued Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the Company to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s financial position or results of operations. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The Company adopted the requirements of SFAS 142 beginning January 1, 2002. The Company has completed the transitional goodwill impairment test required by SFAS 142 and did not identify any impairments.

     The adoption of the non-amortization provision of SFAS 142 affected net income and earnings per unit for the three and six months ended June 30, 2002 and would have affected net income and earnings per unit for the three and six months ended June 30, 2001 as shown below (in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$66,578	$33,850	$145,502	$49,187
Add back: Goodwill amortization	—	1,682	—	3,363

Adjusted net income	$66,578	$35,532	$145,502	$52,550

Basic earnings per common unit:
Reported net income	$0.38	$0.11	$0.96	$0.05
Goodwill amortization	—	0.02	—	0.04

Adjusted net income	$0.38	$0.13	$0.96	$0.09

Diluted earnings per common unit:
Reported net income	$0.38	$0.11	$0.94	$0.05
Goodwill amortization	—	0.02	—	0.04

Adjusted net income	$0.38	$0.13	$0.94	$0.09

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standard No. 4 (“SFAS 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Historically, the Company has deducted these costs as ordinary interest expense. Statement of Financial Accounting Standard No. 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. Statement of Financial Accounting Standard No. 44 and the amended sections of Statement of Financial Accounting Standard No. 13 are not applicable to the Company and therefore have no effect on the Company’s financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of SFAS 145 will likely not have a material effect on the Company because the Company has previously deducted the described costs.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”) which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

NOTE 12 — Casden Merger

     On March 11, 2002, AIMCO completed the acquisition of Casden pursuant to an Agreement and Plan of Merger dated as of December 3, 2001, by and among AIMCO, Casden and XYZ Holding LLC. The acquisition of Casden included the merger of Casden into AIMCO, and the merger of a subsidiary of AIMCO into another REIT affiliated with Casden. The $1.1 billion acquisition is comprised of the following:

•	4,975 conventional apartment units located in Southern California;

•	11,027 affordable apartment units located in 25 states; and

•	National Partnership Investments Corporation (“NAPICO”), a subsidiary of Casden, which as general partner of numerous limited partnerships controls more than 400 properties with more than 41,000 units.

     In addition, as part of the Casden Merger, the Company has committed to the following:

•	Purchase two properties currently under development that will have a total of 1,731 units, for minimum deferred consideration of $619 million, which is payable upon satisfactory completion and 60% occupancy;

•	Invest up to $50 million for a 20% limited liability interest in Casden Properties, LLC, a newly formed company controlled by third parties. Casden Properties, LLC will act as general contractor for the entity that is developing the two properties the Company has committed to purchase. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. The Company will have an option, but not an obligation to purchase, at completion, all multi-family rental projects of Casden Properties, LLC; and

•	Provide a stand-by facility of $70 million in debt financing associated with the two properties under development.

     AIMCO paid $1.1 billion, which included an earnout of $15 million as a result of property performance for the period ended December 31, 2001. The Company issued 3.508 million shares of AIMCO Class A Common Stock and 882,784 common OP Units (valued at $164.9 million and $41.5 million, respectively, based on $47 per share/unit), paid approximately $198 million in cash and assumed responsibility for existing mortgage indebtedness of approximately $673 million. The Company has also incurred $21 million in transaction costs comprised of professional fees, which included legal, accounting, tax and acquisition due diligence. AIMCO contributed substantially all the assets and liabilities acquired in the Casden Merger to the Partnership. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. The current allocation of the purchase price of Casden is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities and other evaluations of fair value.

     In connection with the Casden Merger, the Company borrowed $287 million from Lehman Commercial Paper Inc. and other participating lenders, pursuant to a term loan (the “Casden Loan”) to pay the cash required to complete the Casden Merger. A portion of the Casden Loan was repaid in June 2002 with proceeds from AIMCO's public offering of AIMCO Class A Common Stock reducing the outstanding balance to $150 million at June 30, 2002.

NOTE 13 — Related Party Notes Receivable

     In exchange for the sale of certain real estate assets to AIMCO, the Partnership received notes receivable totaling $10.0 million. The notes bear interest at the rate of 5.7% per annum. Of the $10 million total, $7.6 million is due upon demand, and the remainder is due in scheduled semi-annual payments with all unpaid principal and interest due on December 31, 2010.

NOTE 14 — Subsequent Events

Redemption of Class B Partnership Preferred Units

     On July 29, 2002, AIMCO announced that on August 28, 2002 it would redeem all outstanding shares of its Class B Cumulative Convertible Preferred Stock for cash equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends through the redemption date of $1.73545 per share. Concurrently, the Partnership will redeem all Class B Partnership Preferred Units (the “Class B Preferred Units”). As of June 30, 2002 there were 419,471 Class B Preferred Units outstanding, which units are convertible into 1,377,573 common OP Units.

Pending Acquisition

     On August 12, 2002, AIMCO announced that it had entered into a definitive agreement pursuant to which the Company will acquire 100% ownership of eleven conventional garden and mid-rise apartment properties, containing 4,323 units located primarily in the greater Boston area. The total cost of the acquisition will include a purchase price of $500 million for the properties, an estimated $2.5 million in transaction costs and, $6.2 million of initial capital expenditures to address identified property needs. The Company may also spend as much as an additional $28 million in initial capital expenditures to complete a kitchen and bath program that was initiated by the prior owner. Initial funding for the acquisition will be a combination of non-recourse property debt committed to the Company and comprised of $308.7 million in long-term, fixed rate, fully amortizing notes with an average interest rate of 5.69%; and the remainder from the Company’s credit facility. The Company expects to repay the facility with operating cash flow and proceeds from property sales. Closing is expected to occur by the end of August 2002.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, the Company’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Company and interpretations of those regulations; the competitive environment in which the Company operates; financing risks, including the risk that the Company’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; and possible environmental liabilities, including costs that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Company. In addition, AIMCO’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission.

     AIMCO is a real estate investment trust with headquarters in Denver, Colorado and 19 regional operating centers, which holds a geographically diversified portfolio of apartment communities. As of June 30, 2002, the Company owned or managed 326,006 apartment units, comprised of 170,592 units in 663 apartment properties owned or controlled by the Company (the “Owned Properties”), 128,911 units in 966 apartment properties in which the Company has an equity interest (the “Equity Properties”) and 26,503 units in 212 apartment properties which the Company provided services or managed for unrelated third parties (the “Managed Properties” and together with the Owned Properties and the Equity Properties, the “AIMCO Properties”). The apartment communities are located in 47 states, the District of Columbia and Puerto Rico.

     In the three months ended June 30, 2002, the Company:

•	purchased $7.3 million of limited partnership interests;

•	sold 18 apartment communities, 2 senior living facilities and one commercial property for total proceeds of $109.3 million, with debt payoff of $76.4 million, resulting in net proceeds of $32.9 million, of which the Company’s share was $21.1 million; and

•	closed 33 mortgage loans, generating total proceeds of $406.3 million, that after payment of $379.0 million in existing debt and transaction costs, resulted in $27.3 million of net proceeds, of which the Company’s share was $22.4 million.

     In the six months ended June 30, 2002, the Company:

•	purchased $12.3 million of limited partnership interests;

•	sold 31 apartment communities, 2 senior living facilities and one commercial property for a total of $178.3 million, with debt payoff of $110.1 million, resulting in net proceeds of $68.2 million, of which the Company’s share was $36.1 million; and

•	closed 44 mortgage loans, generating total proceeds of $465.7 million, that after payment of $427.0 million in existing debt and transaction costs, resulted in $38.7 million of net proceeds, of which the Company’s share was $31.7 million.

     See further discussion on the items above for the six months ended June 30, 2002 under the heading "Liquidity and Capital Resources."

Critical Accounting Policies and Estimates

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climates; local conditions, such as an oversupply of multifamily properties or a reduction in the demand for our multifamily properties; competition from single family alternatives and other multifamily property owners; changes in market rental rates; physical deterioration, and economic obsolescence. Any adverse changes in these factors could cause an impairment in the Company’s assets, including real estate, investments in unconsolidated real estate partnerships, notes receivable from unconsolidated real estate partnerships, and the retained residual interest in financial assets.

Notes Receivable and Interest Income Recognition

     The Company recognizes interest income earned from its investments in notes receivable based upon whether the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest (“par value notes”) or were made by predecessors whose positions have been acquired by the Company at a discount (“discounted notes”).

     The Company continues to monitor its loans made to affiliated partnerships, of which it is typically the general partner and assesses the collectibility or impairment of each note on a periodic basis. Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancing, foreclosures and rights offering activities), the Company has determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, the difference between the carrying value of the discounted notes and the estimated collectible value is then amortized, as interest income, on a prospective basis over the estimated remaining life of the loans.

Allowance for Losses on Notes Receivable

     The Company is required to estimate the collectibility of its notes receivable. Management’s judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each borrower. Allowances are based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for losses on notes receivable is established through a provision for loss based on management’s evaluation of the risk inherent in the notes receivable portfolio, the composition of the portfolio, specific impaired notes receivable and current economic conditions. Such evaluation, which includes a review of notes receivable on which full collectibility may not be reasonably assured, considers among other matters, full realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for losses on notes receivable allowance. During the second quarter of 2002, the Company identified and recorded $3.2 million in losses on notes receivable. The Company will continue to monitor and assess these notes and expects to identify both recoveries and impairments, but does not expect any net impairments to be material to the Company’s financial position or results of operations. Changes in required reserves may occur in the future due to changes in the market environment.

Capitalized Costs

     The Company capitalizes direct and indirect costs (including interest, real estate taxes and other costs) in connection with redevelopment, initial capital expenditure, capital enhancement and capital replacement spending related to its owned or controlled properties. Indirect costs that do not relate to the above activities, including general and administrative expenses, are charged to expense as incurred. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts capitalized are dependent on the volume, timing and costs of such activities. As a result, changes in costs and activities may have a significant impact on the Company’s results of operations and cash flows if the costs being capitalized are not proportionately increased or reduced, as the case may be. See further discussion under the heading "Capital Expenditures."

Intangible Assets

     The Company has intangible assets related to goodwill and other acquired intangibles. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The Company adopted the requirements of SFAS 142 beginning January 1, 2002. The Company has completed the transitional goodwill impairment test required by SFAS 142 and did not identify any impairments. The determination of the estimated useful lives of these intangible assets and whether or not these assets are impaired involves significant judgments and the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are indicators of impairment and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Changes in strategy or market conditions could significantly affect these judgments and require adjustments to recorded asset balances.

Income Taxes

     The Company currently has deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, our ability to continue to successfully execute our business plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Legal Contingencies

     The Company is currently involved in certain legal proceedings. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position and the results of operations of the Company and its subsidiaries taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies, related to these proceedings.

Insurance

     A portion of the Company’s insurance for workers’ compensation, property casualty, general liability, and vehicle liability is self-insured. A third-party administrator is used to process all such claims. The Company’s reserves associated with the exposure to these self-insured liabilities are reviewed by management for adequacy at the end of each reporting period.

Transfers of Financial Assets

     Gains and losses from sales of financial assets are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FAS Statement No. 125 and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained residual interests based upon their respective fair values at the date of sale.

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

Stock Option Compensation

     Currently, the Company accounts for its stock option compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no compensation expense for options issued with an exercise price equal to or exceeding market value of the Company’s Common Stock on the date of the grant, instead of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which would result in compensation expense being recorded based on the fair value of the stock option compensation issued. Effective January 1, 2003, the Company will account for its stock option compensation in accordance with SFAS 123 and expense all new employee stock option grants. The Company has not yet determined the effect of this change due to uncertainty in the number of shares subject to, and value of, future potential option grants.

Results of Operations

  Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

Net Income

     The Company recognized net income of $66.6 million for the three months ended June 30, 2002, compared with $33.9 million for the three months ended June 30, 2001. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

     Consolidated rental and other property revenues from the consolidated Owned Properties totaled $359.3 million for the three months ended June 30, 2002, compared with $316.3 million for the three months ended June 30, 2001, an increase of $43.0 million, or 13.6%. This increase in consolidated rental and other property revenues was a result of the following:

•	The acquisition of properties contributed 94.9% of the increase. These contributing acquisitions include properties acquired in the Casden Merger and two properties acquired in 2001.

•	The purchase of controlling interests in, and the subsequent consolidation of, partnerships contributed 17.3% of the increase. These partnerships included six properties that were first consolidated at the end of 2001 and one that was first consolidated in the second quarter of 2002.

•	The effect of the foregoing was offset 12.2% by the sale of 16 apartment properties in 2001.

     Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $147.4 million for the three months ended June 30, 2002, compared with $124.8 million for the three months ended June 30, 2001, an increase of $22.6 million or 18.1%. This increase in property operating expenses was a result of the following:

•	The acquisition of properties contributed 80.5% of the increase. These contributing acquisitions include properties acquired in the Casden Merger and two properties acquired in 2001.

•	The purchase of controlling interests in, and the subsequent consolidation of, partnerships contributed 13.4% of the increase. These partnerships included six properties that were first consolidated at the end of 2001 and one property that was first consolidated in the second quarter of 2002.

•	An increase of 8.9% as a result of a reduction in the level of certain direct and indirect costs being capitalized due to the refinement of management’s estimates based on the initial results of a detailed time reporting system to capture such activities. See further discussion under the heading “Capital Expenditures.”

•	Properties in the redevelopment portfolio coming on-line contributed 5.1% of the increase.

•	The disposition of 16 apartment properties in 2001 offset the above increases by 7.9%.

Consolidated Investment Management Business

     Income from the consolidated investment management business, which is primarily earned from affiliated unconsolidated real estate partnerships in which the Company is the general partner, was $9.5 million for the three months ended June 30, 2002, compared to $8.3 million for the three months ended June 30, 2001, an increase of $1.2 million or 14.5%. This increase in consolidated investment management business was a result of the following:

•	$3.4 million increase in accounting and reporting fees and partnership reimbursements due to the identified collectibility of fees previously reserved.

•	$3.4 million increase related to reduced amortization of intangibles, of which $1.7 million was due to property management and asset management contract intangibles that were fully amortized in 2001, and $1.7 million was attributable to the elimination of goodwill amortization in accordance with the adoption of SFAS 142.

•	$2.8 million increase in deferred asset management and developer fees (net of $1.0 million in related expenses) earned through the National Partnership Investments Corporation, which was acquired in the first quarter of 2002 in connection with the Casden Merger.

•	$1.9 million increase related to a decrease in compensation expense due to a reduction in work force, due in part to a planned reduction in third party property management.

•	$4.0 million decrease due to reduced construction fees earned related to unaffiliated third parties.

•	$3.0 million decrease in activity based fees, due to lower refinancing and disposition transactions.

•	$2.0 million decrease in fees for services provided to third parties, due to a planned reduction in third party asset management.

•	$1.3 million decrease in insurance operations, as a result of a $3.5 million increase in estimates for prior period losses.

Consolidated General and Administrative Expenses

     Consolidated general and administrative expenses remained consistent with $4.9 million for the three months ended June 30, 2002 compared to $4.5 million for the three months ended June 30, 2001.

Consolidated Other Expenses

     Consolidated other expenses were $5.0 million for the three months ended June 30, 2002 compared to none for the three months ended June 30, 2001. These expenses included the following:

•	$2.0 million increase relating to payments in settlements of claims asserted against the Company, including litigation and arbitration.

•	$1.1 million incease in legal reserves against contingent liabilities presented by pending litigation matters.

•	$1.0 million increase due to the write-off of pursuit costs related to potential acquisitions that were not completed.

•	$0.9 million increase in personnel costs primarily related to severance, hiring and transition of certain accounting functions from Greenville, South Carolina to the Company’s corporate headquarters in Denver, Colorado.

Consolidated Provision for Losses on Notes Receivable

     Consolidated provision for losses on notes receivable was $3.2 million for the three months ended June 30, 2002, compared to no losses for the three months ended June 30, 2001. The Company continues to monitor and monetize its loans made to affiliated partnerships, of which it is typically the general partner, and assesses the collectibility of each note on a periodic basis. During the second quarter of 2002, the Company identified and recorded $3.2 million in impairments. The Company will continue to monitor and assess these notes and expects to identify both recoveries and impairments, but does not expect any net impairments to be material to the Company’s financial position or results of operations.

Consolidated Depreciation of Rental Property

     Consolidated depreciation of rental property decreased $23.3 million to $69.8 million for the three months ended June 30, 2002, compared to $93.1 million for the three months ended June 30, 2001. This decrease was a result of the following:

•	A decrease of $26 million, or 111.6%, due to the change in useful lives, which was consistent with management’s expectations. During 2001, the Company completed a comprehensive review of its real estate related depreciation. As a result of this review, the Company changed its estimate of the remaining useful lives for its buildings and improvements. The Company believes the change reflects the remaining useful lives of the assets and is consistent with prevailing industry practice. The Company expects this change in useful lives to increase net income by approximately $76.0 million to $81.0 million in 2002 over 2001, of which a portion, approximately $10.0 million to $15.0 million, will be recognized as an increase to equity in earnings of unconsolidated real estate partnerships.

•	An adjustment to depreciation expense based on additional insight and new information obtained in connection with the finalization of the recording of the purchase price accounting related to the Oxford acquisition contributed to 24.3% of the decrease.

•	The disposition of 16 apartment properties in 2001 contributed 3.3% of the decrease.

•	The acquisition of properties offset 34.1% of the decrease. These acquisitions include properties acquired in the Casden Merger and two properties acquired in 2001.

•	The purchase of controlling interests in, and the subsequent consolidation of, partnerships offset 5.1% of the decrease. These partnerships included six properties that were first consolidated at the end of 2001 and one property that was first consolidated in second quarter of 2002.

Consolidated Interest Expense

     Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $86.8 million for the three months ended June 30, 2002, compared with $78.5 million for the three months ended June 30, 2001, an increase of $8.3 million, or 10.6%. The increase was a result of the following:

•	$9.3 million increase resulting from the acquisition of properties. These acquisitions include properties acquired in the Casden Merger and two properties acquired in 2001.

•	$2.2 million increase resulting from the purchase of controlling interests in, and the subsequent consolidation of, partnerships owning six properties that were first consolidated at the end of 2001 and one property that was first consolidated in second quarter of 2002.

•	$1.4 million increase resulting from the accelerated write-off of the deferred financing fees related to the early paydown of the term loan the Company borrowed for the Casden Merger.

•	$0.7 million increase on the Company’s line of credit and term loan, as the Company had higher average balances outstanding during the three months ended June 30, 2002 than it had for the three months ended June 30, 2001, with the cost of such borrowings at a weighted average interest rate of 4.67% compared to 6.82%, respectively. The average balance outstanding during the three months ended June 30, 2002 was $450.6 million (including the term loan the Company borrowed for the Casden Merger), and the average balance outstanding for the three months ended June 30, 2001 was $220.1 million.

•	$4.8 million decrease related to an over-accrual of interest expense in the three months ended June 30, 2001 related to the Oxford acquisition.

•	The disposition of 16 apartment properties in 2001 offset the increase by $0.5 million.

Consolidated Interest and Other Income

     Consolidated interest and other income increased $9.1 million, or 52.3%, to $26.5 million for the three months ended June 30, 2002, compared with $17.4 million for the three months ended June 30, 2001. This increase was a result of the following:

•	$4.7 million increase in transactional income from $8.5 million for the three months ended June 30, 2001 to $13.2 million for the three months ended June 30, 2002. Transactional income was up $8.7 million due to an increase in accretion on discounted loans, offset by a $4.0 million decrease in the accretion on certain tax-exempt bonds.

•	$3.9 million increase from interest earned on notes receivable that are due from AIMCO that were issued in connection with the Casden Merger (see Note 5 to the consolidated financial statements for further explanation) and the sale of certain properties to AIMCO (see Note 13 to the consolidated financial statements).

•	$0.8 million increase in interest from general partner notes receivable, as a result of increased general partner loans outstanding.

•	$0.3 million decrease in interest from money market and interest bearing accounts, as interest rates on deposit accounts have decreased approximately 200 basis points from the prior year, while the average cash balances outstanding for both periods remained consistent.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

     Equity in losses of unconsolidated real estate partnerships totaled $0.9 million for the three months ended June 30, 2002, compared with a loss of $4.7 million for the three months ended June 30, 2001, a decrease of $3.8 million. The primary reason for this decrease was the change in estimate of useful lives completed by the Company in 2001, which resulted in lower depreciation expense. See previous discussion on the change in estimate of useful lives under the heading “Consolidated Depreciation of Rental Property.”

Minority Interest in Consolidated Real Estate Partnerships

     Minority interest in consolidated real estate partnerships totaled $0.8 million for the three months ended June 30, 2002, compared to $5.5 million for the three months ended June 30, 2001, a decrease of $4.7 million. This decrease is a result of the Company’s purchase of additional interests in consolidated partnerships and a reduction in net income, thereby reducing the minority interest allocation.

Distributions to Minority Partners in Excess of Income

     Distributions to minority partners in excess of income was $12.6 million for the three months ended June 30, 2002 compared to distributions to minority interest partners of ($0.1) million for the three months ended June 30, 2001, an increase of $12.7 million. When partnerships consolidated in the Company’s financial statements make cash distributions in excess of net income, generally accepted accounting principles require the Company, as the majority partner, to record a charge equal to the minority partners’ excess of distribution over net income, even though there is no economic effect, cost or risk to the Company. This increase was due to an increased level of distributions being made by the consolidated partnerships from refinancing and sales activity.

Discontinued Operations

     Discontinued operations totaled $2.6 million for the three months ended June 30, 2002, compared to $2.9 million for the three months ended June 30, 2001, a change of $0.3 million. In the second quarter of 2002, the Company incurred losses from the sale of certain assets of approximately $10.2 million, principally from the sale of senior living facilities, which were deemed as non-strategic assets of the Company. This loss was offset as discussed below for a net gain on disposals of $4.5 million. As a result of the adoption of SFAS 144, effective January 1, 2002, the Company now reports assets held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. In both periods the properties sold, as well as the properties held for sale, were considered by management to be inconsistent with the Company’s long-term investment strategy.

     Included in discontinued operations, as part of the net gain from the disposition of properties in the second quarter of 2002, the Company has recorded income of approximately $14.7 million. This adjustment resulted from the Company’s historical estimation process in determining the carrying value of the assets sold. The recognition of this amount in the current period is considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. The amount of the change in estimate was identified based upon better insight to information in connection with the finalization of the recording of the purchase price accounting (to appropriate entities), of the Company’s historical acquisitions. The recognition of this change in estimate results in an increase in basic earnings per unit of $0.15 for the three months ended June 30, 2002 and an increase in diluted earnings per unit of $0.15 for the three months ended June 30, 2002.

  Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

Net Income

     The Company recognized net income of $145.5 million for the six months ended June 31, 2002, compared with $49.2 million for the six months ended June 30, 2001. The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

     Consolidated rental and other property revenues from the consolidated Owned Properties totaled $688.7 million for the six months ended June 30, 2002, compared with $631.3 million for the six months ended June 30, 2001, an increase of $57.4 million, or 9.1%. This increase in consolidated rental and other property revenues was a result of the following:

•	The acquisition of properties contributed 88.6% of the increase. These contributing acquisitions include properties acquired in the Casden Merger and three properties acquired in 2001.

•	The purchase of controlling interests in, and the subsequent consolidation of, partnerships contributed 24.4% of the increase. These partnerships included six properties that were first consolidated at the end of 2001 and one that was first consolidated in the second quarter of 2002.

•	A 0.5% increase in same store revenues contributed 5.5% of the total increase. See further discussion of same store results under the heading “Conventional Same Store Property Operating Results.”

•	The effect of the foregoing was offset 18.5% by the sale of 19 apartment properties in 2001.

     Consolidated property operating expenses for the consolidated Owned Properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $273.3 million for the six months ended June 30, 2002, compared with $243.1 million for the six months ended June 30, 2001, an increase of $30.2 million or 12.4%. This increase in property operating expenses was a result of the following:

•	The acquisition of properties contributed 72.5% of the increase. These contributing acquisitions include properties acquired in the Casden Merger and three properties acquired in 2001.

•	The purchase of controlling interests in, and the subsequent consolidation of, partnerships contributed 15.1% of the increase. These partnerships included six properties that were first consolidated at the end of 2001 and one that was first consolidated in the second quarter of 2002.

•	A 1.4% increase in same store expenses contributed 11.3% of the total increase. See further discussion of same store results under the heading “Conventional Same Store Property Operating Results.”

•	An increase of 6.6% as a result of a reduction in the level of certain direct and indirect costs being capitalized due to the refinement of management’s estimates based on the initial results of a detailed time reporting system to capture such activities. See further discussion under the heading “Capital Expenditures.”

•	Properties in the redevelopment portfolio coming on-line contributed 5.9% of the increase.

•	The disposition of 19 apartment properties in 2001 offset the above increases by 11.4%.

Consolidated Investment Management Business

     Income from the consolidated investment management business, which is primarily earned from affiliated unconsolidated real estate partnerships in which the Company is the general partner, was $15.8 million for the six months ended June 30, 2002, compared to $14.1 million for the six months ended June 30, 2001, an increase of $1.7 million or 12.1%. This increase in consolidated investment management business was a result of the following:

•	$7.2 million increase related to reduced amortization of intangibles, of which $3.8 million was due to property management and asset management contract intangibles that were fully amortized in 2001, and $3.4 million was due to the elimination of goodwill amortization in accordance with the adoption of SFAS 142.

•	$3.4 million increase in accounting and reporting fees and partnership reimbursements due to the identified collectibility of fees previously reserved.

•	$3.1 million increase related to a decrease in compensation expense due to a reduction in work force, in part due to planned reduction in third party property management.

•	$2.8 million increase in deferred asset management and developer fees (net of $1.0 million in related expenses) earned through the National Partnership Investments Corporation, which was acquired in the first quarter of 2002 in connection with the Casden Merger.

•	$6.6 million decrease in activity based fees, due to lower refinancing and disposition transactions.

•	$3.3 million decrease in fees for services provided to third parties, due to a planned reduction in third party asset management.

•	$2.8 million decrease in insurance operations due to a $5.9 million increase in estimates for prior period losses.

•	$1.2 million decrease due to increased ownership in controlled, consolidated partnerships, which requires additional elimination of management fee income and the associated property management expense.

•	$0.9 million decrease due to costs incurred in connection with the Company’s business process improvement effort, which included $0.6 in consulting fees and $0.3 in abandoned software costs.

Consolidated General and Administrative Expenses

     Consolidated general and administrative expenses remained consistent with $8.0 million for the six months ended June 30, 2002 compared to $8.5 million for the six months ended June 30, 2001.

Consolidated Other Expenses

     Consolidated other expenses were $5.0 million for the six months ended June 30, 2002 compared to none for the six months ended June 30, 2001. These expenses included the following:

•	$2.0 million increase relating to payments in settlements of claims asserted against the Company, including litigation and arbitration.

•	$1.1 million increase in legal reserves against contingent liabilities presented by pending litigation matters.

•	$1.0 million increase due to the write-off of pursuit costs related to potential acquisitions that were not completed.

•	$0.9 million increase primarily related to severance, hiring and transition of certain accounting functions from Greenville, South Carolina to the Company’s headquarters in Denver, Colorado.

Consolidated Provision for Losses on Notes Receivable

     Consolidated provision for losses on notes receivable was $3.2 million for the six months ended June 30, 2002, compared to no losses for the six months ended June 30, 2001. The Company continues to monitor and monetize its loans made to affiliated partnerships, of which it is typically the general partner, and assesses the collectibility of each note on a periodic basis. During the second quarter of 2002, the Company identified and recorded $3.2 million in impairments. The Company will continue to monitor and assess these notes and expects to identify both recoveries and impairments, but does not expect any net impairments to be material to the Company’s financial position or results of operations.

Consolidated Depreciation of Rental Property

     Consolidated depreciation of rental property decreased $45.9 million to $139.9 million for the six months ended June 30, 2002, compared to $185.8 million for the six months ended June 30, 2001. This decrease was a result of the following:

•	A decrease of $52 million, or 113.4%, due to the change in useful lives, which was consistent with management’s expectations. During 2001, the Company completed a comprehensive review of its real estate related depreciation. As a result of this review, the Company changed its estimate of the remaining useful lives for its buildings and improvements. The Company believes the change reflects the remaining useful lives of the assets and is consistent with prevailing industry practice. The Company expects this change in useful lives to increase net income by approximately $76.0 million to $81.0 million in 2002 over 2001, of which a portion, approximately $10.0 million to $15.0 million, will be recognized as an increase to equity in earnings of unconsolidated real estate partnerships.

•	An adjustment to depreciation expense based on additional insight and new information obtained in connection with the finalization of the recording of the purchase price accounting related to the Oxford acquisition contributed to 8.7% of the decrease.

•	The disposition of 19 apartment properties in 2001 contributed 4.0% to the decrease.

•	The acquisition of properties offset 21.9% of the decrease. These acquisitions include properties acquired in the Casden Merger and three properties acquired in 2001.

•	The purchase of controlling interests in, and the subsequent consolidation of, partnerships offset 4.2% of the decrease. These partnerships included six properties that were first consolidated at the end of 2001 and one property that was first consolidated in second quarter 2002.

Consolidated Interest Expense

     Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $168.4 million for the six months ended June 30, 2002, compared with $162.8 million for the six months ended June 30, 2001, an increase of $5.6 million, or 3.4%. The increase was a result of the following:

•	$11.5 million increase resulting from the acquisition of properties. These acquisitions include properties acquired in the Casden Merger and three properties acquired in 2001.

•	$4.2 million increase was due to the purchase of controlling interests in, and the subsequent consolidation of, partnerships owning six properties that were first consolidated at the end of 2001 and one property that was first consolidated in second quarter 2002.

•	$5.2 million decrease related to an over-accrual of interest expense in the six months ended June 30, 2001 related to the Oxford acquisition.

•	$1.7 million decrease on the Company’s line of credit and term loan, as the Company had slightly higher average balances outstanding during the six months ended June 30, 2002 than it had for the six months ended June 30, 2001, however, the cost of such borrowings was at a weighted average interest rate of 4.61% compared to 7.76%, respectively. The average balance outstanding during the six months ended June 30, 2002 was $386.4 million (including the term loan the Company borrowed for the Casden Merger), and the average balance outstanding for the six months ended June 30, 2001 was $305.0 million (including the term loan the Company borrowed for the acquisition of interests in the Oxford properties).

•	$1.0 million decrease due to increased capitalized interest as a result of additional redevelopment projects underway in 2002 over 2001.

•	$0.8 million decrease related to the accelerated write-off of deferred financing fees. In the six months ended June 30, 2002, the Company wrote off $1.4 million of deferred financing costs related to the early paydown of the term loan the Company borrowed for the Casden Merger as compared to $2.2 million written off in the six months ended June 30, 2001 relating to the early payoff of the term loan the Company borrowed for the acquisition of interest in the Oxford properties.

•	The disposition of 19 apartment properties in 2001 offset the increase by $1.4 million.

Consolidated Interest and Other Income

     Consolidated interest and other income increased $13.3 million, or 41.6%, to $45.3 million for the six months ended June 30, 2002, compared with $32.0 million for the six months ended June 30, 2001. This increase was a result of the following:

•	An increase in transactional income of $10.0 million, from $13.3 million for the six months ended June 30, 2001 to $23.3 million for the six months ended June 30, 2002. Transactional income was up $11.5 million due to an increase in accretion on discounted loans offset by a decrease of $1.5 million in the accretion on certain tax-exempt bonds.

•	An increase of $3.9 million from interest earned on notes receivable that are due from AIMCO that were issued in connection with the Casden Merger (see Note 5 to the consolidated financial statements for further explanation) and the sale of certain properties to AIMCO (see Note 13 to the consolidated financial statements).

•	An increase of $2.2 million in interest from general partner notes receivable, as a result of increased general partner loans outstanding.

•	A decrease of $2.8 million in interest from money market and interest bearing accounts, as interest rates on deposit accounts have decreased approximately 200 basis points from the prior year, while the average cash balances outstanding for both periods remained consistent.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

     Equity in earnings of unconsolidated real estate partnerships totaled $2.6 million for the six months ended June 30, 2002, compared with a loss of $9.2 million for the six months ended June 30, 2001, a change of $11.8 million. The reason for this change was the change in estimate of useful lives completed by the Company in 2001, which resulted in lower depreciation expense. See previous discussion on the change in estimate of useful lives under the heading “Consolidated Depreciation of Rental Property.”

Minority Interest in Consolidated Real Estate Partnerships

     Minority interest in consolidated real estate partnerships totaled $4.2 million for the six months ended June 30, 2002, compared to $10.8 million for the six months ended June 30, 2001, a decrease of $6.6 million. This decrease is a result of the Company’s purchase of additional interests in consolidated partnerships and a reduction in net income, thereby reducing the minority interest allocation.

Distributions to Minority Partners in Excess of Income

     Distributions to minority partners in excess of income remained relatively consistent with $11.0 million for the six months ended June 30, 2002 compared to $10.8 million for the six months ended June 30, 2001. When partnerships consolidated in the Company’s financial statements make cash distributions in excess of net income, generally accepted accounting principles require the Company, as the majority partner, to record a charge equal to the minority partners’ excess of distribution over net income, even though there is no economic effect, cost or risk to the Company.

Discontinued Operations

     Discontinued operations totaled $6.1 million for the six months ended June 30, 2002, compared to $2.8 million for the six months ended June 30, 2001, a change of $3.3 million. The change is primarily related to the gain on disposals of $8.5 million for the six months ended June 30, 2002 compared to a gain of $1.6 million for the six months ended June 30, 2001, a change of $6.9 million. In 2002, the Company incurred losses from the sale of certain assets of approximately $6.2 million, principally from the sale of senior living facilities, which were deemed as non-strategic assets of the Company. This loss was offset as discussed below for a net gain on disposals of $8.5 million. As a result of the adoption of SFAS 144, effective January 1, 2002, the Company now reports assets held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. In both periods the properties sold, as well as the properties held for sale, were considered by management to be inconsistent with the Company’s long-term investment strategy.

     Included in discontinued operations, as part of the net gain from the disposition of properties in the second quarter of 2002, the Company has recorded in income approximately $14.7 million. This adjustment resulted from the

Company’s historical estimation process in determining the carrying value of the assets sold. The recognition of this amount in the current period is considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. The amount of the change in estimate was identified based upon better insight to information in connection with the finalization of the recording of the purchase price accounting (to appropriate entities), of the Company’s historical acquisitions. The recognition of change in estimate results in an increase in basic earnings per unit of $0.16 for the six months ended June 30, 2002 and an increase in diluted earnings per unit of $0.16 for the six months ended June 30, 2002.

Conventional Same Store Property Operating Results

     The Company defines “same store” properties as conventional apartment communities in which the Company’s ownership interest exceeded 10% in the comparable periods of 2002 and 2001. “Total portfolio” includes same store properties plus conventional acquisition and redevelopment properties. The following table summarizes the unaudited conventional rental property operations on a “same store” and a “total portfolio” basis (dollars in thousands):

		Conventional Same Store

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Properties	638	638	638	638
Apartment units	175,341	175,341	175,341	175,341
Average physical occupancy	93.3%	93.9%	92.8%	93.7%
Average rent collected/unit/month	$692	$692	$694	$689

Revenues	$285,894	$286,064	$571,499	$568,410
Expenses	106,277	106,299	208,909	206,028

Net operating income	$179,617	$179,765	$362,590	$362,382

		Conventional Total Portfolio

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Properties	681	664	681	664
Apartment units	190,354	185,379	190,354	185,379
Average physical occupancy	91.8%	91.6%	91.2%	91.3%
Average rent collected/unit/month	$710	$692	$701	$694

Revenues	$319,623	$300,188	$624,215	$595,831
Expenses	121,435	112,856	232,957	219,106

Net operating income	$198,188	$187,332	$391,258	$376,725

     Same store net operating income had a slight decrease of 0.1% or $0.2 million from the three months ended June 30, 2001 to the three months ended June 30, 2002. Revenues decreased as a result of lower occupancies, which was partially offset by ancillary income. Insurance expense increased 26.0% or $1.3 million as the full impact of the March 2002 renewal of property hazard coverage was in effect for the full quarter. Same store expenses for both periods presented above are net of capitalized costs.

     Same store net operating income had a slight increase of 0.1% or $0.2 million from the six months ended June 30, 2001 to the six months ended June 30, 2002. Revenues decreased as a result of lower occupancies, which was partially offset by ancillary income. Turnover cost rose by $2.4 million as more apartments were made ready for occupancy in the second quarter of 2002 for the upcoming high leasing season. Insurance expense increased by $3.6 million or 42.4% as property hazard insurance coverage rose in March of 2002. Same store expenses for both periods presented above are net of capitalized costs.

Funds From Operations

     For the three and six months ended June 30, 2002 and 2001, the Company’s Funds From Operations or “FFO”, as defined in Note 7 to the consolidated financial statements, on a fully diluted basis were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income	$66,578	$33,850	$145,502	$49,187
Adjustments:
Real estate depreciation, net of minority interest	61,998	92,197	123,921	176,079
Real estate depreciation related to unconsolidated entities	9,241	13,861	17,202	28,867
Discontinued operations:
Depreciation, net of minority interest	915	874	1,514	3,863
Distributions to minority partners in excess of income	1,401	—	1,401	—
Gain on disposals	(4,537)	(1,490)	(8,493)	(1,556)
Income tax arising from disposals	—	—	768	—
Distributions to minority partners in excess of income	12,558	(126)	10,972	10,814
Amortization of intangibles	916	4,332	2,040	9,233
Other items:
Preferred OP Unit distributions	(16,142)	(8,126)	(27,978)	(14,861)
Interest expense on mandatorily redeemable convertible preferred securities	257	489	517	1,014

Diluted Funds From Operations (FFO) available to OP Units and equivalents	$133,185	$135,861	$267,366	$262,640

Weighted average number of OP Units and equivalents:
Common OP Units and equivalents	98,173	86,351	93,212	84,051
Preferred OP Units convertible into common OP Units	12,466	16,937	14,312	16,881

Total	110,639	103,288	107,524	100,932

Liquidity and Capital Resources

     For the six months ended June 30, 2002 and 2001, net cash flows were as follows (dollars in thousands):

	2002	2001

Cash flow provided by operating activities	$266,211	$241,023
Cash flow (used in) provided by investing activities	(341,487)	64,563
Cash flow provided by (used in) financing activities	57,937	(327,308)

  Investment and Disposition Activities

     From time to time, the Company has offered to acquire and, in the future, may offer to acquire the interests held by third party investors in certain limited partnerships for which the Company acts as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the six months ended June 30, 2002, the Company made separate offers to the limited partners of 239 partnerships to acquire their limited partnership interests, and purchased limited partnership interests for an aggregate of approximately $12.3 million, of which $11.9 million was in cash. This compares to separate offers to the limited partners of 187 partnerships to acquire their limited partnership interests, and the purchase of approximately $111 million of limited partnership interests during the six months ended June 30, 2001. Although the reason for this decline is uncertain, the Company believes three primary factors contributed to this decline: improved partnership results (including cash distributions to partners at increasing levels); the relative attractiveness of investments in real estate as compared to other investment opportunities; and greater sensitivity on the part of investors to tax liabilities attendant to such sales in the current volatile investment marketplace.

     The Company is currently marketing for sale certain real estate properties that are inconsistent with the Company’s long-term investment strategies (as determined by management from time to time). During the six months ended June 20, 2002, the Company sold 31 apartment communities, 2 senior living facilities and one commercial property for a total of $178.3 million, with debt payoff of $110.1 million. These sales resulting in net proceeds of $68.2 million, of which the Company’s share was $36.1 million.

  Mortgage Financing

     During the six months ended June 30, 2002, the Company refinanced 44 mortgage loans generating $465.7 million of total proceeds at a weighted average interest rate of 4.54%, of which approximately $379.5 million related to consolidated properties. Each note and bond is individually secured by one of 44 properties with no cross-collateralization. After repayment of existing debt and transaction costs totaling $427.0 million, the Company’s share of the total $38.7 million in proceeds was $31.7 million, which was used to repay existing debt and for working capital. Further details on these mortgage loans are shown in the table below:

	Loan Amount
Mortgage Type	(in millions)	Term	Non-Recourse	Rate

Conventional Fixed Rate	$83.0	20 yr, fully amortizing	X	7.14%

Conventional Fixed Rate	$76.3	10 yr, 20 yr. amortization	X	7.07%

Tax-Exempt Variable Rate	$244.8	5-10 yrs.	X	2.22%

Affordable Fixed Rate	$61.6	18-30 yrs, HUD, fully	X	7.09%
		amortizing

	$465.7			4.54%

  Credit Facility and Term Loan

     On March 11, 2002, the Partnership, together with AIMCO, NHP Management Company and AIMCO/Bethesda Holdings, Inc., amended and restated its revolving credit facility as necessitated by the execution of the Casden Loan, in order to conform certain provisions of the loans. The commitment remains $400 million, and the number of lender participants in the facility’s syndicate is ten. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain non-real estate assets of the Company and a second priority pledge of the equity owned by the Company and certain subsidiaries of AIMCO in other subsidiaries of AIMCO. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at AIMCO’s option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. From March 11, 2002 through the later of June 30, 2004 or the date on which the Casden Loan is paid in full, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. There was no outstanding balance at June 30, 2002. The amount available under the credit facility at June 30, 2002 was $400 million.

     On March 11, 2002, the Partnership, together with AIMCO and NHP Management Company borrowed $287 million from Lehman Commercial Paper Inc. and other participating lenders, pursuant to a term loan to pay the cash required to complete the Casden Merger. The borrowers under the Casden Loan are the Partnership, AIMCO and NHP Management Company, and all obligations thereunder are guaranteed by certain of AIMCO’s subsidiaries. The obligations under the Casden Loan are secured by a first priority pledge of the equity owned by the Company and certain subsidiaries of AIMCO in other subsidiaries of AIMCO and a second priority pledge of certain non-real estate assets of the Company. The annual interest rate under the Casden Loan is based either on LIBOR or a base rate which is the higher of Lehman Commercial Paper Inc.’s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. On June 12, 2002, the Casden Loan was amended to reduce the margin to 2.55% in the case of LIBOR-based loans and 1.55% in the case of base rate loans. The margin may increase to 2.80% in the case of LIBOR-based loans and 1.80% in the case of base rate loans if the rating of the AIMCO’s or the Partnership’s senior unsecured debt is downgraded, the Company’s corporate credit rating is downgraded or the rating, if any, of the Casden Loan is downgraded. The Casden Loan matures in March 2004 and can be extended once at AIMCO’s option, for a term of one year. The Casden Loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO’s assets and obligations. These borrowings are expected to be repaid with internal operating cash flow, proceeds from property sales or proceeds from equity issuances. The weighted average interest rate at June 30, 2002 was 4.39% and the balance outstanding was $150 million. All required amortization for the first year has been paid.

     The financial covenants contained in the amended and restated revolving credit facility and the Casden Loan require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0, and a fixed charge coverage ratio of at least 1.70 to 1.0. In addition, the amended and restated revolving credit facility and the Casden Loan limit AIMCO from distributing more than 80% of its Funds From Operations (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). On August 2, 2002, the Company and its lenders amended the amended and restated revolving credit facility and the Casden Loan to accommodate expected changes in FFO, AFFO, conversions of convertible securities and property sales. The amendment reduced the fixed charge coverage ratio requirement from 1.70 to 1.0 to 1.60 to 1.0 effective for the quarter ending June 30, 2002 through the quarter ended June 30, 2003, 1.65 to 1.0 through the quarter ending December 31, 2003 and 1.70 to 1.0 thereafter.

  Equity Transactions

     On March 25, 2002, AIMCO sold 1,000,000 shares of Class R Cumulative Preferred Stock, par value $0.01 per share (the “Class R Preferred Stock”) in a registered public offering, and on April 11, 2002, AIMCO sold an additional 1,000,000 shares of Class R Preferred Stock in a registered public offering. The total proceeds of approximately $51 million were paid by AIMCO to the Partnership to reduce a note receivable (see Note 5 to the consolidated financial statements) and concurrently 2,044,400 Class Ten Preferred Units were converted into 2,000,000 Class R Partnership Preferred Units (the “Class R Preferred Units”). The net proceeds were used by the Partnership to repay short-term indebtedness.

     On June 5, 2002, AIMCO completed the sale of 8,000,000 shares of Common Stock in an underwritten public offering at a net price of $46.17 per share. Proceeds of approximately $147 million were paid by AIMCO to the Partnership to fully repay a note receivable and concurrently the remaining 5,890,520 Class Ten Preferred Units were converted into 3,189,582 common OP Units. The remaining proceeds of $222 million were contributed by AIMCO to the Partnership in exchange for 4,810,418 common OP Units. The total net proceeds of $369 million were used by the Partnership to repay outstanding short-term indebtedness under the credit facility and the Casden Loan.

     The Company distributed 65.6% of FFO and 78.1% of AFFO to holders of common OP Units for the six months ended June 30, 2002. It has been the policy of AIMCO’s Board of Directors to increase the distribution annually in an amount equal to one-half of the projected increase in AFFO (which is FFO, adjusted for Capital Replacement spending) subject to minimum distribution requirements to maintain its REIT status. For the six months ended June 30, 2002, AFFO now includes a deduction for Capital Enhancements, a discretionary spending item, as well as a deduction for Capital Replacements. AIMCO’s Board of Directors will consider the discretionary nature of Capital Enhancement spending in its consideration of AFFO as it relates to dividend policy.

     At June 30, 2002, the Company had $60.7 million in cash and cash equivalents. In addition, the Company had $195.4 million of restricted cash ($70 million of which was acquired in the Casden Merger), primarily consisting of reserves and impounds held by lenders for capital replacements, property taxes and insurance. The Company’s principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital improvements, acquisitions of and investments in properties, dividends paid to stockholders and distributions paid to limited partners. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands. In the event that there continues to be an economic downturn or the national economy continues to deteriorate and the cash provided by operating activities is no longer adequate, the Company has additional means, such as short-term borrowing availability, to be able to meet its short-term liquidity demands. The Company uses its revolving credit facility for general corporate purposes and to fund investments on an interim basis.

     The Company expects to meet its long-term liquidity requirements, such as refinancing debt and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units) and cash generated from operations.

Capital Expenditures

     For the six months ended June 30, 2002, the Company spent a total of $95.0 million for initial capital expenditures or “ICE” (expenditures at a property that have been identified at the time the property is acquired, as expenditures to be incurred within one year of the acquisition) and redevelopment (expenditures that substantially upgrade the related property). The following table reconciles the Company’s share of those expenditures to the Company’s six month Consolidated Statement of Cash Flows (in millions):

	Six Months Ended June 30, 2002

	ICE	Redevelopment	Total

Conventional assets	$15.2	$78.8	$94.0
Affordable assets	—	1.0	1.0

Total Company’s share	$15.2	$79.8	$95.0

Plus Minority partners’ share of consolidated spending	$0.7	$11.3	$12.0
Less Company’s share of unconsolidated spending	(2.3)	(6.2)	(8.5)

Total ICE and redevelopment spending per Consolidated Statement of Cash Flows	$13.6	$84.9	$98.5

     In addition, the Company capitalized approximately $9.1 million of the Company’s share of direct and indirect costs related to these activities for the six months ended June 30, 2002, increasing the Company’s share of ICE and redevelopment spending to $104.1 million. These expenditures were funded by net cash provided by operating activities, working capital reserves, and borrowings under the Company’s credit facility.

     For the six months ended June 30, 2002, the Company spent a total of $36.4 million and $4.9 million, respectively on Capital Replacements (expenditures required to maintain the related asset) and Capital Enhancements (expenditures that add a new feature or revenue source at a property).

     Capital Replacements have increased over the prior year for two primary reasons: a general increase in spending to maintain the Company’s assets; and an increase in capitalized costs. In addition to accounting for Capital Replacements, the Company monitors Capital Enhancements, which the Company distinguishes from Capital Replacements. Because the distinction between Capital Replacements and Capital Enhancements is not consistently applied across real estate investment trusts and because there is a risk of partial substitution between Capital Replacements and Capital Enhancements, the Company will monitor and report both Capital Replacements and Capital Enhancements and will deduct both from its calculation of AFFO.

     The table below details the Company’s actual spending on Capital Replacements and Capital Enhancements on a per unit and total dollar basis for the six months ending June 30, 2002 and reconciles it to the Company’s six month Consolidated Statement of Cash Flows (dollars in thousands):

		Capital	Capital		Capital	Capital
	Useful	Replacements	Enhancements	Total CR/CE	Replacements	Enhancements	Total CR/CE
	Life	Cost Actual	Actual Cost	Annual Cost	Actual Cost	Actual Cost	Annual Cost
	in Yrs	Per Unit YTD	Per Unit YTD(1)	Per Unit YTD	Year to Date	Year to Date	Year to Date

Carpets	5	$50	$—	$50	$9,003	$43	$9,046
Flooring	5	11	1	12	1,933	70	2,003
Appliances	5	15	—	15	2,686	248	2,934
Blinds/shades	5	3	—	3	443	4	447
Furnace/air	5	13	—	13	2,243	6	2,249
Hot water heater	5	5	—	5	861	21	882
Kitchen/bath	5	6	—	6	1,044	54	1,098
Exterior painting	5	6	1	7	305	108	413
Landscaping	5	5	—	5	995	43	1,038
Pool/exercise facilities	5	8	1	9	1,392	103	1,495
Computers, misc	5	8	2	10	1,427	277	1,704
Roofs	15	10	—	10	1,689	—	1,689
Parking lot	15	4	—	4	627	—	627
Building (electrical, elevator, plumbing)	15	33	5	38	6,003	817	6,820
Submetering	15	—	15	15	—	2,652	2,652
Capitalized payroll	5	37	3	40	5,773	496	6,269

Total Company’s share		$214	$28	$242	$36,424	$4,942	$41,366

Plus Minority partners’ share of consolidated spending					4,133	248	4,381
Less Company’s share of unconsolidated spending					(5,043)	(978)	(6,021)

Total spending per Consolidated Statement of Cash Flows					$35,514	$4,212	$39,726

(1)	All Capital Enhancement spending is specific to capital enhancement projects approved on an individual basis by the Company's Chief Investment Officer.

     In addition, the Company capitalized approximately $8.2 million of the Company’s share of indirect costs related to these activities for the six months ended June 30, 2002, increasing the Company’s share of Capital Replacement ($43.5 million) and Capital Enhancement ($6.0 million) spending to $49.6 million. These expenditures were funded by net cash provided by operating activities, working capital reserves, and borrowings under the Company’s credit facility.

     The Company continues to refine its methodology and process for identifying and capitalizing certain indirect costs, and as a result, reduced such capitalized costs by approximately $2.0 million in the six months ended June 30, 2002 compared to the same period in 2001 due to the refinement of management’s estimates based on the initial results of a detailed time reporting system to capture such activities.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure relates to changes in interest rates. The Company is not subject to any foreign currency exchange rate risk or to any significant commodity price risk, or any other material market rate or price risks. The Company uses predominantly long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding and repricing risks of short-term borrowings. The Company uses short-term debt financing and working capital primarily to fund acquisitions and generally expects to refinance such borrowings with cash from operating activities, property sales proceeds or long-term debt financings.

     The Company had $1,018.8 million of variable rate debt outstanding at June 30, 2002, which represented 19.6% of the Company’s total outstanding debt. Of the total variable debt, the major components were floating rate tax-exempt bond financing ($780.4 million), floating rate secured notes ($88.4 million), and the Casden Loan ($150.0 million). Based on this level of debt, an increase in interest rates of 1% would result in the Company’s income and cash flows being reduced by $10.2 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Variable rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index (the “BMA Index”). Since 1981, the BMA Index has averaged 56.2% of the 10-year Treasury Yield.

     The estimated aggregate fair value of the Company’s cash and cash equivalents, receivables, payables and short-term secured and unsecured debt as of June 30, 2002 approximates their carrying value due to their relatively short term nature. Management further believes that, after consideration of interest rate agreements, the fair market value of the Company’s secured tax-exempt bond debt and secured long-term debt approximates their carrying value, based on market comparisons to similar types of debt instruments having similar maturities.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     On January 30, 2002, AIMCO and four of its affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and will vigorously defend itself. The matter has been set for trial on December 30, 2002. While the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

     National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) are insurance agents who in 2000 sold to AIMCO and its affiliates property insurance issued by National Union Fire Insurance Company of Pittsburgh, PA (“National Union”). The financial failure of NPS has resulted in defaults in June 2002 under two agreements by which NPS indemnified AIMCO from losses relating to the matters described below. As a result of such defaults, the Company faces the risk of impairment of a $16.7 million insurance-related receivable as well as a contingent liability of $5.7 million. The Company’s receivable arose from the improper and premature cancellation by National Union of the Company’s property insurance coverage in April 2001. The Company had paid to National Union amounts in excess of $10 million in prepaid premiums for property insurance coverage that was to continue through at least April 2002. In addition, the Company has a $6.7 million receivable from NPS to reimburse the Company for payments on a premium finance agreement, proceeds of which were to pay premiums to National Union. The Company holds two $5 million surety bonds issued by Lumberman’s Mutual Insurance Company to secure the NPS indemnities. In addition, the Company has pending litigation in the U.S. District Court for the District of Colorado against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for refund of at least $10 million of prepaid premium plus other damages resulting from the cancellation of the coverage. The cancellation of the property insurance coverage in 2001 has no effect on AIMCO’s present property insurance coverage or on coverage that existed through April 2001. With respect to the contingent liability arising from the NPS defaults, the Company received in July 2002 a demand for payment of $5.7 million from Cananwill, Inc., a premium funding company, allegedly due for premium payments made to National Union. The Company believes it has meritorious defenses to assert, and the Company will vigorously defend itself in the event Cananwill commences any litigation. In the event of litigation and an adverse determination, the Company will seek reimbursement of any loss from the bonds securing the NPS indemnification agreements as well as from all third parties responsible for the misapplication of AIMCO’s payments. While the outcome of any claim or matter in litigation is uncertain, the Company does not believe that it will incur any material loss in connection with the receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

     There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Company has been named as a defendant in suits that have alleged the presence of mold. Prior to March 31, 2002, the Company was insured against claims arising from the presence of mold due to water intrusion. However, since March 31, 2002, certain of the Company’s insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold although certain of the Company’s insurance carriers do provide some coverage for personal injury claims. The Company has implemented protocols and procedures to prevent or eliminate mold from its properties and believes that its measures will eliminate, or at least minimize, the effects that mold could have on its residents. To date, the Company has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, the Company can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

ITEM 2. Changes in Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with this report (1):

EXHIBIT NO.

10.1	Thirty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 14, 2002 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
10.2	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 2, 2002, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
10.3	Second Amendment, dated as of August 2, 2002, to the Interim Credit Agreement, dated as of March 11, 2002, by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
99.1	Agreement re: disclosure of long-term debt instruments
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2002:

None

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

Date: August 14, 2002

EXHIBIT INDEX(1)

EXHIBIT NUMBER

10.1	Thirty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 14, 2002 (Exhibit 10.1 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
10.2	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 2, 2002, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein (Exhibit 10.2 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
10.3	Second Amendment, dated as of August 2, 2002, to the Interim Credit Agreement, dated as of March 11, 2002, by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.3 to AIMCO’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
99.1	Agreement re: disclosure of long-term debt instruments
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.