Form 10-K
period 2002-12-31
AIMCO PROPERTIES LP
filed 2003-03-25
CIK 926660

Use these links to rapidly review the document
TABLE OF CONTENTS
AIMCO PROPERTIES, L.P. INDEX TO FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24497

AIMCO Properties, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1275621 (I.R.S. Employer Identification No.)
4582 South Ulster Street Parkway, Suite 1100 Denver, Colorado (Address of principal executive offices)	80237 (Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 757-8101

Securities Registered Pursuant to Section 12(b) of the Act:

Not Applicable	Not Applicable
(Title of each class to be so registered)	(Name of each exchange on which each class to be registered)

Securities registered pursuant to Section 12(g) of the Act:
 Partnership Common Units

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        As of March 5, 2003, there were 103,424,351 Partnership Common Units outstanding.

Documents Incorporated by Reference

None

AIMCO PROPERTIES, L.P.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2002

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. In addition to historical information, this Annual Report on Form 10-K ("Annual Report") contains forward-looking statements that discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. When used in this Annual Report, the words "may," "will," "expect," "intend," "plan," "believe," "anticipate," "estimate," "continue" or other similar words or expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. Actual results may differ materially from those described and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the level of interest rates; terms and interpretations of governmental regulations that affect us; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values, the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; litigation, including the costs of settlements, adverse judgments and litigation costs; and possible environmental liabilities, including costs that may be incurred in remediation of contamination of properties presently or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled "Risk Factors" described in this Annual Report.

PART I

ITEM 1. Business

        AIMCO Properties, L.P., a Delaware limited partnership (the "Partnership" and together with its consolidated subsidiaries and other controlled entities, the "Company"), was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. The Partnership's securities include Partnership Common Units ("common OP Units"), Partnership Preferred Units ("preferred OP Units"), and High Performance Partnership Units ("High Performance Units"), which are collectively referred to as "OP Units." Apartment Investment and Management Company, or AIMCO, is the owner of the General Partner — AIMCO-GP, Inc. — and the Special Limited Partner — AIMCO-LP, Inc., as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended, or the Partnership Agreement. The General Partner and Special Limited Partner hold common OP Units of the Partnership. In addition, AIMCO (through the General Partner and Special Limited Partner) is the primary holder of outstanding preferred OP Units. The Limited Partners (as defined in the Partnership Agreement) of the Partnership are individuals or entities that own common OP Units or preferred OP Units other than AIMCO, the General Partner or the Special Limited Partner. After holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the common OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock. Common OP Units redeemed for AIMCO Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units may or may not be redeemable based on their respective terms, as provided for in the Partnership Agreement.

        The Partnership, through its operating divisions and subsidiaries, holds substantially all of AIMCO's assets and manages the daily operations of AIMCO's business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

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

        AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in substantially all of AIMCO's assets in the process of transfer to the Partnership. Except as the context otherwise requires, "we," "our," "us" and the "Company" refer to the Partnership, and the Partnership's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively. Except as the context otherwise requires, "AIMCO" refers to AIMCO and AIMCO's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

        As of December 31, 2002, we owned or managed a portfolio of 1,788 apartment properties (individually a "property" and collectively the "properties") containing 318,152 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of December 31, 2002, we were the largest owner and operator of apartment properties in the United States. We serve approximately one million residents per year.

        As of December 31, 2002, we:

  •
  owned a controlling equity interest in 187,506 apartment units in 728 properties (which we refer to as "consolidated");

  •
  owned a non-controlling equity interest in 73,924 apartment units in 511 properties (which we refer to as "unconsolidated"), of which 64,937 apartment units were managed by us; and

  •
  provided services or managed, for third party owners, 56,722 apartment units in 549 properties, primarily pursuant to long-term agreements (includes 45,187 apartment units in 448 properties that are asset managed only, and not also property managed).

        At December 31, 2002, we had 103,452,171 common OP Units, 41,293,016 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive — see Note 20 to the consolidated financial statements in Item 8 of this Annual Report) outstanding.

        Effective March 3, 2003, our principal executive offices were moved to 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237. Our telephone number is (303) 757-8101.

        We do not maintain a website. However, AIMCO does, and it makes all of its filings with the Securities and Exchange Commission available free of charge as soon as reasonably practicable through its website at www.aimco.com. The information on AIMCO's website is not incorporated into this Annual Report.

2002 Developments

Casden Merger

        On March 11, 2002, AIMCO completed the acquisition of Casden Properties, Inc., or Casden, which included the merger of Casden into AIMCO. We refer to this transaction as the Casden Merger. In the Casden Merger AIMCO acquired 4,975 conventional apartment units located in Southern California and 11,027 affordable apartment units located in 25 states. In that transaction, AIMCO also acquired National Partnership Investments Corp., which we refer to as NAPICO, a subsidiary of Casden, which, as general partner and/or limited partner of numerous limited partnerships, has interests in more than 400 properties with more than 41,000 apartment units. AIMCO paid approximately $1.1 billion for the properties and NAPICO, which included an earnout of $15 million as a result of property performance for the period ended December 31, 2001. To fund this acquisition AIMCO issued 3.508 million shares of AIMCO Class A Common Stock and we issued 882,784 common OP Units (valued at $164.9 million and $41.5 million, respectively, based on $47 per share/unit), paid approximately $198 million in cash, acquired title subject to existing mortgage indebtedness of approximately $685 million, and assumed short-term indebtedness of approximately $48 million. AIMCO also incurred approximately $15 million in transaction costs comprised largely of professional fees, which included legal, accounting, tax and acquisition due diligence. AIMCO contributed to the Partnership substantially all of the assets and liabilities acquired in the Casden Merger in exchange for 3.508 million common OP Units.

        In connection with the Casden Merger, we borrowed $287 million from Lehman Commercial Paper Inc. and other participating lenders, pursuant to a term loan that we refer to as the Casden Loan, to pay the cash and transaction costs required to complete the Casden Merger. During 2002, we repaid approximately 60% of the Casden Loan principally with portions of the proceeds from AIMCO's public offering of AIMCO Class A Common Stock, AIMCO's offering of Class R Cumulative Preferred Stock, property sales and other net cash flow from operations. The outstanding balance on the Casden Loan was $115 million at December 31, 2002. For additional information on the Casden Loan see Note 10 of the consolidated financial statements in Item 8 of this Annual Report.

        In addition, as part of the Casden Merger AIMCO committed to purchase two properties currently under development, upon satisfactory completion and attainment of 60% occupancy. On November 27, 2002, AIMCO closed on the purchase of The Villas at Park La Brea, a mid-rise apartment community with 250 units for approximately $55.5 million. The Villas at Park La Brea is the first of three phases to be completed as part of the Park La Brea development, which is one of the two development properties AIMCO has committed to purchase. The other two phases of the Park La Brea development are scheduled to be complete sometime in 2003 and 2004. There is not yet a schedule for completion of the second of the two development properties.

New England Properties Acquisition

        On August 29, 2002, we completed the acquisition of certain New England area apartment properties. In this acquisition, which we refer to as the New England Properties Acquisition, we acquired 11 conventional garden and mid-rise properties primarily located in the greater Boston, Massachusetts area. The 11 properties include 4,323 apartment units located on approximately 553 acres in the aggregate. The total cost of the acquisition included a purchase price of $500 million for the properties, $2.5 million in transaction costs and $34.2 million of initial capital expenditures (of which $28 million will be spent to complete a kitchen and bath program and $6.2 million will be spent to address other identified property needs). We funded the acquisition through a combination of non-recourse property debt of $308.7 million and $200 million from our credit facility. We expect to repay the borrowings on the credit facility with operating cash flows and proceeds from property sales.

Property Dispositions

        During 2002, we sold 53 conventional properties, 26 affordable properties, one commercial property and two senior living facilities for an aggregate sales price of $450.0 million. These sales resulted in net proceeds to the partnerships of $173.7 million after repayment of existing debt and payment of transaction costs (net of cash in the partnerships) totaling $276.3 million. Our share of the net proceeds was $127.1 million and was used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. Of the total property dispositions, 44 were unconsolidated and accounted for under the equity method.

Debt Assumptions and Financings

        On February 14, 2003, we and our lenders amended our revolving credit facility to provide for a $100 million increase, at our option, in the available commitment to $500 million (such commitment in excess of $400 million is not available until it has been syndicated), reduce the minimum fixed charge coverage ratio from 1.60:1 to 1.50:1 through the maturity date and extend the maturity date one year to July 31, 2005. Upon the effective date of the amendment, the margin on LIBOR-based loans and base rate loans was amended to a range between 2.05% to 2.65% and .55% to 1.15%, respectively, based on the fixed charge coverage ratio. For additional information on the credit facility see Note 11 of the consolidated financial statements in Item 8 of this Annual Report.

        During the year ended December 31, 2002, we refinanced or closed 93 mortgage loans generating $1,031.7 million of total proceeds at a weighted average interest rate of 4.26%, of which $937.9 million related to consolidated properties (these mortgages do not include the $308.7 million in mortgage loans related to the New England Properties Acquisition that are discussed below). Each loan is non-recourse. Among the 93 loans, 81 are individually secured by one of 81 properties with no cross-collateralization, and 12 loans totaling $228.4 million are cross-collateralized with certain other loans. After repayment of existing debt and payment of transaction costs totaling $832.0 million, our share of the total $199.7 million in net proceeds was $165.8 million, which was used to repay existing short-term debt and for other corporate purposes.

        In connection with the New England Properties Acquisition, we closed 11 mortgage loans generating $308.7 million of long-term, fixed rate, fully amortizing notes with a weighted average interest rate of 5.69%. Each loan is non-recourse and is individually secured by one of the 11 properties, with no cross-collateralization.

        In connection with the purchase of The Villas at Park La Brea, we closed a $38.0 million, long-term, fixed rate, fully amortizing note with an interest rate of 6.01%. This note is non-recourse and secured by the property.

        In addition, in connection with the Casden Merger, we assumed $684.7 million of primarily long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 6.85%. Each of the notes is individually secured by one of 116 properties with no cross-collateralization.

Equity Transactions

  Preferred Stock

        The Partnership Agreement requires that, whenever AIMCO issues shares of its Class A Common Stock or its preferred stock, the proceeds from such issuances are contributed to the Partnership in exchange for an equal number of common OP Units or preferred OP Units, respectively. In 2002, AIMCO issued $51.1 million of preferred stock in two underwritten public offerings yielding approximately $50.0 million of net proceeds. The total proceeds were contributed by AIMCO to us in exchange for similar classes of preferred OP Units that have the same respective terms as the preferred stock detailed below:

Transaction	Type	Date	Number of Shares	Total Proceeds in Millions	Dividend or Distribution Rate
Class R Cumulative Preferred Stock of AIMCO	Public	March 2002	1,000,000	$25.8	(1)
Class R Cumulative Preferred Stock of AIMCO	Public	April 2002	1,000,000	25.3	(1)

Gross proceeds				$51.1

(1)
Dividends on the Class R Cumulative Preferred Stock, or Class R Preferred Stock, are paid quarterly in an amount per share equal to $2.50 per year (equivalent to 10% per annum of the $25.00 liquidation preference).

  AIMCO Class A Common Stock

        In 2002, AIMCO issued $165.0 million of AIMCO Class A Common Stock in connection with the Casden Merger, and contributed substantially all of the assets and liabilities acquired to us in exchange for common OP Units. Additionally, AIMCO issued $369.0 million of AIMCO Class A Common Stock in an underwritten public offering, and contributed the total proceeds to us in exchange for common OP Units.

        The following table summarizes AIMCO's significant 2002 issuances of its Class A Common Stock:

Transaction	Date	Number of Shares	Total Value in Millions	Net Issue Price per Share
Casden Merger	March 2002	3,508,000	$165	$47.00
Public Offering	June 2002	8,000,000	369	46.17

Gross value			$534	$46.43

        In addition, we issued 882,784 common OP Units (valued at $41.5 million, based on $47 per unit) in connection with the Casden Merger, and 331,451 OP Units (valued at $16.9 million) in connection with acquisitions of limited partnership and other interests.

Acquisitions of Limited Partnership Interests

        From time to time, we have offered and, in the future, may offer to acquire the interests held by third party investors in certain partnerships for which we act as general partner. Any such acquisitions will require funds to pay the cash purchase price for such interests. During the year ended December 31, 2002, we made separate offers to the limited partners of 323 partnerships to acquire their limited partnership interests, and purchased limited partnership interests for an aggregate of approximately $31.0 million, of which $27.7 million was in cash and the remainder in common OP Units. This compares to the year ended December 31, 2001 when we made separate offers to the limited partners of 261 partnerships to acquire their limited partnership interests, and purchased approximately $178.0 million, of which $135.6 million was in cash and the remainder in common OP Units. Although the reason for this year over year decline is uncertain, we believe four primary factors contributed: improved real estate partnership results (including cash distributions to partners in recent years in increasing amounts resulting in increased returns); the relative attractiveness of investments in real estate as compared to other investment opportunities; greater sensitivity on the part of investors to tax liabilities related to such sales in the current volatile investment marketplace; and less third party equity available in affiliated partnerships as a result of our prior purchases.

Transactions Involving Notes Receivable

        During 2002, we completed a thorough collectibility analysis of each of our notes receivable, primarily from unconsolidated real estate partnerships. As a result of this process, we recorded a provision for loan losses of approximately $9.0 million. In addition, we identified transactions (including sales, refinancings, foreclosures and rights offerings) that would provide for collection of certain notes receivable (either in cash or by obtaining title to the property or additional ownership interest in the partnership owning the property). In 2002, we executed such transactions on notes receivable with carrying values of $111.2 million, and based on their fair values, recorded accretion income of approximately $36.8 million.

Financial Information About Industry Segments

        We operate in two industry segments: the acquisition, ownership, operation and redevelopment of a diversified portfolio of properties; and providing management and other services relating to the apartment business to third parties and affiliates. For further information on these segments and other related information on the various components of our operations, see Note 24 of the consolidated financial statements in Item 8, and Management's Discussion and Analysis in Item 7, of this Annual Report.

Operating and Financial Strategies

        Our principal operating objectives are to increase long-term OP unitholder value by increasing operating cash flows, and to provide long-term, predictable Funds From Operations, or FFO (as defined by the National Association of Real Estate Investment Trusts), per unit, less capital spending for replacements and enhancements. For a description of the meaning of FFO and its use and limitation as an operating measure, see the discussion titled "Funds From Operations" in Item 7 of this Annual Report. We strive to meet our objective by implementing operating and financing strategies that include the following:

  •
  Acquisition of Properties at Less Than Replacement Cost.    We attempt to acquire properties at a significant discount to their replacement cost.

  •
  Geographic Diversification.    We operate in 47 states, the District of Columbia and Puerto Rico. This geographic diversification insulates us, to some degree, from inevitable downturns in any one market. Our income before depreciation and interest expense, is currently earned in more than 198 local markets. In 2002, the largest single market (Washington, D.C.) contributed approximately 12% to income before depreciation and interest expense, and the five largest markets (Washington, D.C., Chicago, greater Los Angeles, southeast Florida and Houston) together contributed approximately 32%. With the properties acquired through the New England Properties Acquisition, in the last quarter of 2002, the greater Boston market became one of our five largest markets. Although we intend to maintain broad geographic diversification, we plan to concentrate conventional operations in core markets in order to achieve economies of scale in management and operations.

  •
  Market Growth.    We seek to operate in markets where population and employment growth are expected to exceed the national average and where we believe we can become a regionally significant owner or manager of properties.

  •
  Price Point Diversification.    Our portfolio of properties covers a broad range of average monthly rental rates, with most between $500 and $1,200 per month.

  •
  Product Diversification.    Our portfolio of properties spans a wide range of apartment community types, both within and among markets, including garden and high-rise apartments. In addition to community types, we have a wide range of quality, from A to C rated properties, with our principal focus on B rated properties.

  •
  Capital Replacements and Capital Enhancements.    We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2002, we spent approximately $478 per owned apartment unit for Capital Replacements, which are expenditures required to maintain the related asset, and $46 per owned apartment unit for Capital Enhancements, which are expenditures that add a new feature or revenue source at a property.

  •
  Debt Financing.    Our strategy is generally to incur debt to increase our return on equity while maintaining acceptable interest coverage ratios. We seek to maintain a ratio of free cash flow to combined interest expense and preferred OP Unit distributions of between 2:1 and 3:1 and to match debt maturities to the character of the assets financed. For the year ended December 31, 2002, however, we had a ratio of free cash flow to combined interest expense and preferred OP Unit distributions of 1.81:1, and this ratio in prior periods has also deviated from our goal. This ratio is below our desired minimum and primarily resulted from the difficult national economy and weaker operations. Our goal over time is to increase the coverage ratio to 2.2:1 through debt repayment from property sales, debt amortization, conversions of convertible preferred securities, redemptions of preferred securities and improved operating performance. As a comparison to our free cash flow ratio, for the year ended December 31, 2002, we had a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense equal to 2.6:1. We predominantly use long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt to fund short-term uses as well as acquisitions and generally expect to repay acquisition borrowings with operating earnings, property sales proceeds or long-term debt financings. As of December 31, 2002, approximately 9% of our outstanding debt was short-term debt and 91% was long-term debt.

  •
  Dispositions.    Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment, in both cases as compared to alternative uses for our capital. We have identified approximately 300 conventional properties comprising 75,000 apartment units that we characterize as "intermediate-term hold" properties. We intend to sell these properties over the next four years and use the proceeds to fund repayment of short-term debt, improvements to "long-term hold" properties, acquisitions of properties and limited partnership interests, share repurchases or redemptions of preferred securities and other corporate purposes. Approximately 440 conventional properties comprising 130,000 apartment units concentrated in 27 primary markets are what we characterize as "long-term hold" properties.

  •
  Distribution Policy.    We pay distributions to our OP Unitholders. We distributed 70.9%, 61.0%, and 59.9% of FFO to holders of common OP Units for the years ended December 31, 2002, 2001 and 2000, respectively. It is the present policy of the General Partner to increase the distribution annually in an amount equal to one-half of the projected increase in Adjusted Funds From Operations, or AFFO (which is FFO adjusted for Capital Replacement and Capital Enhancement spending), subject to minimum distribution requirements applicable to REITs. Beginning with the year ended December 31, 2002, AFFO includes a deduction for Capital Enhancements, a discretionary spending item, as well as a deduction for Capital Replacements. The General Partner considers the discretionary nature of Capital Enhancement spending in its consideration of AFFO as it relates to the distribution policy. The distribution paid in February 2003 of $0.82 per unit, which was the same distribution amount as was paid in each quarter of 2002, represents a distribution of 96% of AFFO (before deducting Capital Enhancements) and 78% of FFO for the quarter ended December 31, 2002. The General Partner continues to monitor the distribution as a percentage of AFFO (before deducting Capital Enhancements). If the payout were to exceed 100% for a sustained period, the General Partner would consider a change in the distribution to match operating profitability.

Growth Strategies

        We seek growth through four primary sources — property operations, affordable activities, redevelopment of properties and acquisitions.

Property Operations

        We pursue operational growth primarily through the following strategies:

  •
  Revenue Increases.    We increase rents where feasible and seek to improve occupancy rates. We are also focused on the automation of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. In addition, we intend to continue our emphasis on the quality of our on-site employees through recruiting, training and retention programs, which we believe lead to increased occupancy rates through improved customer service and enhanced performance.

  •
  Controlling Expenses.    Cost reductions are accomplished by local focus at the regional operating center level and by taking advantage of economies of scale at the corporate level. As a result of the size of our portfolio and our creation of regional concentrations of properties, we have the ability to spread over a large property base fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance and information technology. We are automating our supply chain to provide better control over purchasing decisions and to take advantage of volume discounts.

  •
  Ancillary Services.    We believe that our ownership and management of properties provide us with unique access to a customer base that allows us to provide additional services and thereby increase occupancy and rents, while also generating incremental revenue. We currently provide cable television, telephone services, appliance rental, and carport, garage and storage space rental at certain properties.

  •
  Resident Selection and Retention.    In apartment properties, neighbors are a part of the product together with the location of the property and the physical quality of the apartment units. We have created a resident acquisition and retention department to focus efforts on attracting and retaining residents who are good neighbors and are credit worthy. We are taking a national approach to marketing to take advantage of our scale in media buying, with pricing decisions being made at the regional level.

  •
  Focus on Top Properties.    Our conventional properties are ranked by their contribution to free cash flow. We have 25 properties that contribute approximately 23% of our total free cash flow, which we characterize as our "Top 25." In these properties, management decision-making is close to the property level as 20 properties out of the Top 25 properties have community managers that report directly to a Regional Vice President.

Affordable Activities

        In 2002, we formed Aimco Capital to integrate our affordable property operations, asset management and transaction activities. Our primary objective with Aimco Capital is to provide a predictable and increasing free cash flow through ownership and expertise in affordable properties and transactions. In order to enhance the value of our affordable properties, we seek to identify redevelopment opportunities and increase rent levels. In addition, we manage assets and transactions generating fees to Aimco Capital.

Redevelopment of Properties

        We believe redevelopment of selected properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with relatively lower financial risk, in less time and with reduced delays due to governmental regulation. Our current policy is to generally limit redevelopments to approximately 10% of total common and preferred equity market capitalization, which, as of December 31, 2002 was approximately $5.0 billion. As of December 31, 2002, we had 10 properties with 3,678 units under redevelopment having an estimated total investment (fair market value prior to redevelopment plus new redevelopment spending) of $601 million, of which approximately $34 million remains to be spent. Our share of the estimated total investment is $501 million of which approximately $21 million remains to be spent.

Acquisitions

        We believe our acquisition strategies may increase profitability and predictability of earnings by expanding operations in select markets, gaining economies of scale and increasing opportunities to provide ancillary services to residents at acquired properties. We acquire additional properties primarily in three ways:

  •
  Direct Acquisitions.    We may directly, including through mergers and other business combinations, acquire individual apartment properties or portfolios of apartment properties and controlling interests in entities that own or control such properties or portfolios. To date, a significant portion of our growth has resulted from the acquisition of other companies that owned or controlled apartment properties.

  •
  Increasing our Interest in Partnerships.    For properties where we own a general partnership interest in the property-owning partnership, we may seek to acquire, subject to our fiduciary duties, the interests in the partnership held by third parties for cash or, in some cases, in exchange for OP Units. Since 1996, we have completed over 2,500 tender offers with respect to various partnerships resulting in over 160,000 transactions totaling $826 million in cash and OP Units spent to purchase additional interests in such partnerships.

  •
  Acquisition of Managed Properties.    Our property management operations have contributed to our acquisition activities. Since our initial public offering, we have acquired from our managed portfolio 16 properties comprising 5,697 apartment units for total consideration of $189.9 million. In addition, in September 2000, we acquired interests in 167 Oxford properties comprising 36,949 apartment units, which we had managed for a number of years previously, for a total purchase price of approximately $1.2 billion.

Property Management Strategies

        We seek to improve the operating results from our property management operations by, among other methods, combining centralized financial control and uniform operating procedures with localized property management decision-making and market knowledge. Currently, our property management operations are organized by our two major business components of conventional and affordable. Our conventional management operations are organized into 15 regional operating centers, each of which is supervised by a Regional Vice-President. As discussed previously, we formed Aimco Capital to integrate our affordable property operations, asset management and transaction activities. Within Aimco Capital, the affordable management operations are organized into four regional operating centers, each of which is supervised by a Regional Vice-President.

Our Taxation

        We are treated as a "pass-through" entity for Federal income tax purposes and are not subject to Federal income taxation. Each of our partners, however, is subject to tax on his allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits, or Partnership Tax Items, for each taxable year during which he is a partner, regardless of whether he receives any actual distributions of cash or other property from the Partnership during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by us, rather than at the partner level, and the amount of a partner's allocable share of such item is governed by the terms of the Partnership Agreement. The General Partner, is our "tax matters partner" for Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of us with respect to tax matters.

Taxation of AIMCO

        AIMCO has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with its taxable year ended December 31, 1994, and intends to continue to operate in such a manner. AIMCO's current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

        If AIMCO qualifies for taxation as a REIT, it will generally not be subject to United States Federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to United States Federal income and excise taxes on its undistributed income.

        If in any taxable year AIMCO fails to qualify as a REIT and incurs additional tax liability, AIMCO may need to borrow funds or liquidate certain investments in order to pay the applicable tax and it would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, AIMCO would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although AIMCO currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause AIMCO to fail to qualify as a REIT or may cause its Board of Directors to revoke the REIT election.

        AIMCO and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment that AIMCO and its stockholders receive may not conform to the United States Federal income tax treatment.

        Certain of AIMCO's operations (property management, asset management, risk, etc.) are conducted through Taxable REIT Subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. AIMCO uses the TRS format to facilitate its ability to offer certain services and activities to its residents that are not generally considered as qualifying REIT activities.

Competition

        In attracting and retaining residents we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments and with single family homes that are available for rent or purchase in the markets in which our properties are located. Our properties also compete for residents with new and existing condominiums. The number of competitive properties in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. We compete with numerous real estate companies in acquiring, developing and managing apartment properties and in seeking residents to occupy our properties.

Regulation

General

        Apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.

Environmental

        Various Federal, state and local laws subject property owners and operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to remedy properly, hazardous substances may adversely affect both occupancy at affected apartment communities and also the ability to sell or finance the affected properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.

        There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We have been named as a defendant in lawsuits that have alleged personal injury as a result of the presence of mold. Prior to March 31, 2002, we generally were insured against claims arising from the presence of mold due to water intrusion. However, since March 31, 2002, our insurance coverage for property damage loss claims arising from the presence of mold has become more limited and generally includes only limited coverage for catastrophic property damage due to mold. In addition, since December 31, 2002, our insurance coverage for personal injury claims related to mold exposure has also become more limited.

        We have implemented protocols and procedures to prevent or eliminate mold from our properties and believe that our measures will reduce, or even minimize, the effects that mold could have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abatement of mold conditions. However, because the law regarding mold is unsettled and subject to change we can make no assurance that future liabilities resulting from the presence of, or exposure to, mold will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

Affordable Housing

        As of December 31, 2002, we owned a controlling equity interest in 137 properties, held a non-controlling equity interest in 383 properties and managed for third parties and affiliates 523 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. We usually need to obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted property. We may not always receive such approval.

Laws benefiting disabled persons

        Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to our properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA and the FHAA.

Insurance

        We believe that our insurance coverages insure our properties adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils. AIMCO Assurance Ltd., a Bermuda domiciled insurer wholly owned by us, has a reinsurance contract with a third party insurer to cover 100% of the first $1 million loss from any casualty related to the conventional properties. The affordable properties are insured for the first $1 million through an independent third party carrier. For the policy year ending February 28, 2003, we were insured for any casualty loss in excess of $1 million, up to $230 million, by a combination of several "excess" insurance providers, all of which were at least A-rated. For the policy year ending February 28, 2003, we also have retained an annual aggregate exposure of $4 million above the first $1 million per occurrence. As a result of the Terrorism Risk Insurance Act of 2002, we are currently evaluating the price of offers, mandated by the legislation, to purchase terrorism insurance.

        In addition, we have self-insured retentions in workers' compensation and general liability coverage. In workers' compensation, we retain the first $500,000 per incident. We perform regular analyses to ensure adequate reserves for losses. Recent insurance marketplace conditions led to a dramatic increase in general liability insurance premiums. To mitigate proposed increases, we chose to take a self-insured retention. Effective December 31, 2002, AIMCO Assurance Ltd., reinsures 100% of the risk of the first $250,000 of any general liability loss. We have established loss prevention, loss mitigation, claim handling, litigation management, and loss reserving procedures to manage our exposure. Where appropriate, in order to comply with HUD regulations, we separate segments of our properties into different insurance programs.

        We believe that our ability to manage successfully these retentions creates a competitive cost advantage relative to other smaller competitors; however the realization of this potential advantage depends upon the skill with which we manage this risk.

Employees

        We currently have approximately 7,500 employees, of which approximately 6,500 are at the property level, performing various on-site functions. The balance of our employees manage corporate and regional operations, including investment transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. Fewer than 200 of our employees are represented by unions. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.

Risk Factors

        The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.

If we are not able successfully to acquire, operate, redevelop and expand properties, our growth and results of operations will be adversely affected.

        The selective acquisition, redevelopment and expansion of properties is one component of our growth strategy. However, we may not be able to complete successfully transactions in the future. Although we seek to acquire, operate, develop and expand properties only when such activities increase our net income on a per unit basis, such transactions may fail to perform in accordance with our expectations. When we develop or expand properties, we are subject to the risks that:

  •
  costs may exceed original estimates;

  •
  occupancy and rental rates at the property may be below our projections;

  •
  financing may not be available on favorable terms or at all;

  •
  redevelopment and leasing of the properties may not be completed on schedule; and

  •
  we may experience difficulty or delays in obtaining necessary zoning, land-use, building, occupancy and other governmental permits and authorizations.

We may have difficulty integrating any acquired businesses or properties.

        We have grown rapidly. Since our formation in May 1994, we have completed numerous acquisition transactions, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to 1,788 properties with 318,152 apartment units as of December 31, 2002. These acquisitions have included purchases of properties and interests in entities that own or manage properties, as well as corporate mergers. Our ability to integrate successfully acquired businesses and properties depends, among other things, on our ability to:

  •
  attract and retain qualified personnel;

  •
  integrate the personnel and operations of the acquired businesses;

  •
  maintain standards, controls, procedures and policies; and

  •
  maintain adequate accounting and information systems.

        We can provide no assurance that we will be able to accomplish these goals and successfully integrate any acquired businesses or properties. If we fail to integrate successfully such businesses, our results of operations could be adversely affected.

As our size increases, it becomes more difficult for us to achieve a comparably rapid rate of growth in assets.

        Our rapid growth since our formation in May 1994 was achieved when we were a smaller company. As a result of our current size, future acquisitions of the same size and magnitude will likely have a smaller effect on us. It may also be more difficult for us to identify and complete acquisitions of greater size that are consistent with our growth strategy.

We are subject to litigation associated with partnership acquisitions that could increase our expenses and prevent completion of beneficial transactions.

        We have engaged in, and intend to continue to engage in, the selective acquisition of interests in limited partnerships that own apartment properties. In some cases, we have acquired the general partner of a partnership and then made an offer to acquire the limited partners' interests in the partnership. In these transactions, we may be subject to litigation based on claims that we, as the general partner, have breached our fiduciary duty to our limited partners or that the transaction violates the relevant partnership agreement or state law. Although we intend to comply with our fiduciary obligations and the relevant partnership agreements, we may incur additional costs in connection with the defense or settlement of this type of litigation. In some cases, this type of litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. Any litigation of this type could also have a material adverse effect on our financial condition or results of operations.

Our existing and future debt financing could render us unable to operate, result in foreclosure on our properties or prevent us from making distributions on our equity.

        Our strategy is generally to incur debt to increase the return on our equity while maintaining acceptable interest coverage ratios. We seek to maintain a ratio of free cash flow to combined interest expense and preferred OP Unit distributions of between 2:1 and 3:1 and to match debt maturities to the character of the assets financed. For the year ended December 31, 2002, however, we had a ratio of free cash flow to combined interest expense and preferred OP Unit distributions of 1.81:1, and this ratio in prior periods has also deviated from our goal. As a comparison to our free cash flow ratio, for the year ended December 31, 2002, we had a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense equal to 2.6:1. In addition, the Board of Directors of AIMCO could change this strategy at any time and increase our leverage. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain AIMCO's qualification as a REIT. We are also subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on any debt, our lenders could foreclose on the properties securing such debt that would result in loss of income and asset value to us. As of December 31, 2002, substantially all of the properties that we owned or controlled were encumbered by debt. As of December 31, 2002, we had $6.2 billion of indebtedness outstanding on a consolidated basis, approximately 93% of which was secured by our properties.

Increases in interest rates may increase our interest expense.

        As of December 31, 2002, approximately $1,411.2 million of our debt (22.6% of total debt outstanding) was subject to variable interest rates. Of the total debt subject to variable interest rates, the major components were floating rate tax-exempt bond financing ($786.2 million), floating rate secured notes ($219.0 million), the Casden Loan ($115.0 million) and our credit facility ($291.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income and cash flows being reduced by $14.1 million on an annual basis and could impair our ability to service our indebtedness and make distributions. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Variable rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index (the "BMA Index"). Since 1981, the BMA Index has averaged 54.2% of the 10-year Treasury Yield. If this relationship continues and based on our level of tax-exempt debt, an increase of 1% in taxable interest rates would result in our income and cash flows being reduced by $10.5 million on an annual basis.

Covenant restrictions may limit our ability to make payments to our investors.

        Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our credit facilities provide that we may make distributions to our investors during any 12-month period in an aggregate amount that does not exceed the greater of 80% of our Funds From Operations for such period or such amount as may be necessary for AIMCO to maintain its REIT status. Pursuant to the amendment of our credit facilities, effective February 2003, the credit facilities prohibit all distributions if our:

  •
  fixed charge coverage ratio (excluding scheduled amortization of the Casden Loan) is less than 1.50 to 1 through July 31, 2005;

  •
  adjusted fixed charge coverage ratio (including scheduled amortization of the Casden Loan) is less than 1.45 to 1;

  •
  interest coverage ratio is less than 2.25 to 1;

  •
  unsecured debt service coverage ratio is less than 3.00 to 1;

  •
  total combined debt to gross asset value ratio exceeds 0.55 to 1;

  •
  total obligations to gross asset value ratio exceeds 0.65 to 1;

  •
  encumbered property debt coverage ratio is less than 1.60 to 1; or

  •
  consolidated net worth is less than the sum of $3.2 billion and 85% of the net proceeds of any securities issuances after September 30, 2002.

        Our outstanding classes of preferred OP Units prohibit the payment of distributions on our common OP Units if we fail to pay the distributions to which the holders of the preferred OP Units are entitled. In addition, our 6 1/2% convertible debentures prohibit the payment of distributions on our OP Units if we elect to defer payments of interest on these convertible debentures, which we may have the right to do for up to 60 months. If we are unable to pay distributions, AIMCO may fail to qualify as a REIT. This would subject AIMCO to corporate taxation and reduce our ability to make distributions to our investors.

We depend on distributions and other payments from our subsidiaries that they may be prohibited from making to us.

        We depend on distributions and other payments from our subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and may be subject to statutory or contractual limitations. As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.

Changes in the real estate market may limit our ability to generate Funds From Operations.

        Our ability to make payments to our investors depends on our ability to generate Funds From Operations in excess of required debt payments and capital expenditure requirements. Funds From Operations and the value of our properties may be adversely affected by events or conditions beyond our control, including:

  •
  the general economic climate;

  •
  competition from other apartment communities and other housing options;

  •
  local conditions, such as an increase in unemployment or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

  •
  changes in governmental regulations and the related cost of compliance;

  •
  increases in operating costs (including real estate taxes) due to inflation and other factors, which may not necessarily be offset by increased rents;

  •
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing;

  •
  changes in interest rates and the availability of financing; and

  •
  the relative illiquidity of real estate investments.

Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.

        Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to our properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA and the FHAA.

Affordable housing regulations may limit rent increases at some of our properties, reducing our revenue and, in some cases, causing us to sell properties that we might otherwise continue to own.

        As of December 31, 2002, we owned a controlling equity interest in 137 properties, held a non-controlling equity interest in 383 properties and managed for third parties and affiliates 523 properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of management fee revenue. We usually need to obtain the approval of HUD in order to manage, or acquire a significant interest in, a HUD-assisted property. We may not always receive such approval.

We depend on the chief executive officer and president of AIMCO; our operations might be harmed if we lost their services.

        Although we have entered into employment agreements with the Chairman and Chief Executive Officer of AIMCO, Terry Considine, and the Vice Chairman and President of AIMCO, Peter K. Kompaniez, the loss of either of their services could have a material adverse effect on our operations.

As a REIT, AIMCO is subject to substantial risks related to its compliance with the tax laws.

        AIMCO May Fail to Qualify As a REIT.    AIMCO believes that it operates in a manner that enables it to meet the requirements for qualification as a REIT for Federal income tax purposes; however, future economic, market, legal, tax or other considerations may cause it to fail to qualify as a REIT, or its board of directors may determine to revoke its REIT status. If AIMCO fails to qualify, or revokes its status, as a REIT, AIMCO will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income, and AIMCO will be subject to Federal income tax at regular corporate rates. This would substantially reduce the funds available for payment to AIMCO's investors.

        In addition, the failure of AIMCO to qualify as a REIT would trigger the following consequences:

  •
  AIMCO would be obligated to repurchase a material amount of its preferred stock, plus accrued and unpaid dividends to the date of repurchase; and

  •
  AIMCO would be in default under its primary credit facility and certain other loan agreements.

        REIT Distribution Requirements Limit AIMCO's Available Cash.    As a REIT, AIMCO is subject to annual distribution requirements, which limit the amount of cash it has available for other business purposes, including amounts to fund its growth.

        Legislative or Other Actions Affecting REITs Could Have a Negative Impact on AIMCO.    The rules dealing with Federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the United States Treasury Department. Changes to the tax laws (which may have retroactive application) could adversely affect AIMCO investors. AIMCO cannot predict how changes in the tax law might affect it or its investors. For example, under recently enacted legislation, effective January 1, 2001, if any of AIMCO's management companies were deemed to operate or manage a health care or lodging facility, AIMCO would fail to qualify as a REIT. While AIMCO believes that, since January 1, 2001, none of AIMCO's management companies have operated or managed any health care or lodging facilities, the statute provides little guidance as to the definition of a health care or lodging facility. Accordingly, AIMCO cannot assure you that the IRS will not contend that any of AIMCO's management companies operate or manage a health care or lodging facility, resulting in AIMCO's disqualification as a REIT.

        AIMCO May Be Subject to Other Tax Liabilities.    Even if AIMCO qualifies as a REIT, AIMCO and its subsidiaries may be subject to certain Federal, state and local taxes on its income and property. Any such taxes would reduce AIMCO's operating cash flow.

The FBI has issued an alert regarding potential terrorist threats involving apartment buildings — a risk for which we are partially insured.

        On May 6, 2002 and February 7, 2003, respectively, the Federal Bureau of Investigation and the United States Department of Homeland Security issued alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at our properties. The effect that future terrorist activities or threats of such activities could have on our business cannot presently be determined. If we incur a loss at a property as a result of an act of terrorism, we could lose all or a portion of the capital we have invested in the property, as well as the anticipated future revenue from the property. The recent enactment by the United States Congress of the Terrorism Risk Insurance Act, or TRIA, has resulted in terrorism coverage exclusions being invalidated, pending formal mandated notice from our carriers of terrorism coverage pricing. We are currently reviewing these quotes so as to make a determination as to whether the cost is reasonable. Prior to the enactment of TRIA, and because we have a highly diversified and geographically dispersed portfolio of residential properties, our lenders generally have not required us to purchase terrorism insurance. If in the future we decide to purchase such insurance, or if our lenders require us to purchase such insurance, the cost could have a negative effect on our consolidated financial condition or results of operations taken as a whole.

Insurance coverage is becoming more expensive and more difficult to obtain.

        The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in our insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Although we make use of many alternative methods of risk financing that enable us to insulate ourselves to some degree from variation in coverage language and cost, continued deterioration in insurance market place conditions may have a negative effect on our operating results.

Limits on ownership of AIMCO shares in AIMCO's charter may result in the loss of economic and voting rights by purchasers that violate share limits.

        AIMCO's charter limits ownership of its common stock by any single stockholder to 8.7% of the outstanding shares, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also limits ownership of AIMCO's common stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding common stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also prohibits anyone from buying shares if the purchase would result in AIMCO losing its REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of AIMCO's shares or results in five or fewer persons, applying certain attribution rules of the Internal Revenue Code, owning 50% or more of the value of all of AIMCO's shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs:

  •
  the transfer will be considered null and void;

  •
  AIMCO will not reflect the transaction on its books;

  •
  AIMCO may institute legal action to enjoin the transaction;

  •
  AIMCO may demand repayment of any dividends received by the affected person on those shares;

  •
  AIMCO may redeem the shares;

  •
  the affected person will not have any voting rights for those shares; and

  •
  the shares (and all voting and dividend rights of the shares) will be held in trust for the benefit of one or more charitable organizations designated by us.

        AIMCO may purchase the shares held in trust at a price equal to the lesser of the price paid by the transferee of the shares or the then current market price. If the trust transfers any of the shares, the affected person will receive the lesser of the price he paid for the shares or the then current market price. An individual who acquires shares that violate the above rules bears the risk that the individual:

  •
  may lose control over the power to dispose of such shares; may not recognize profit from the sale of such shares if the market price of the shares increases;

  •
  may be required to recognize a loss from the sale of such shares if the market price decreases; and

  •
  may be required to repay AIMCO any distributions received from AIMCO as a result of his ownership of such shares.

AIMCO's charter and Maryland law may limit the ability of a third party to acquire control of AIMCO.

        Ownership Limit.    The 8.7% ownership limit discussed above may have the effect of precluding acquisition of control of AIMCO by a third party without the consent of AIMCO's board of directors.

        Preferred Stock.    AIMCO's charter authorizes its board of directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2002, 454,962,738 shares were classified as Class A Common Stock, and 55,624,762 shares were classified as preferred stock. Under the charter, AIMCO's board of directors has the authority to classify and reclassify any of AIMCO's unissued shares of capital stock into shares of preferred stock with such preferences, rights, powers and restrictions as AIMCO's board of directors may determine. The authorization and issuance of preferred stock could have the effect of delaying or preventing someone from taking control of AIMCO, even if a change in control were in stockholders' best interests.

        Maryland Business Statutes.    As a Maryland corporation, AIMCO is subject to various Maryland laws which may have the effect of discouraging offers to acquire AIMCO and of increasing the difficulty of consummating any such offers, even if AIMCO's acquisition would be in the best interests of Limited Partners. The Maryland General Corporation Law restricts mergers and other business combination transactions between AIMCO and any person who acquires beneficial ownership of shares of AIMCO's stock representing 10% or more of the voting power without AIMCO's board of directors' prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and two-thirds of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides that a person who acquires shares of AIMCO stock that represent 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote, excluding the control shares. Maryland law provides, among other things, that the board of directors has broad discretion in adopting stockholders' rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. In addition, Maryland law provides that corporations which:

  •
  have three directors who are not employees of the entity or related to an acquiring person; and

  •
  are subject to the reporting requirements of the Securities Exchange Act of 1934,

may elect in their charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle, which provides that:

  •
  the corporation will have a staggered board of directors;

  •
  any director may be removed only for cause, and by the vote of two-thirds of the votes entitled to be cast in the election of directors generally even if a lesser proportion is provided in the charter or bylaws;

  •
  the number of directors may only be set by the board of directors, even if the procedure is contrary to the charter or bylaws;

  •
  vacancies may only be filled by the remaining directors, even if the procedure is contrary to the charter or bylaws; and

  •
  the secretary of the corporation may call a special meeting of stockholders at the request of stockholders only on the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting, even if the procedure is contrary to the charter or bylaws.

        To date, AIMCO has not made any of the elections described above.

ITEM 2. Properties

        Our properties are located in 47 states, the District of Columbia and Puerto Rico. Conventional property operations are headed by six Division Vice Presidents who together oversee 15 regional operating centers. Affordable property operations are managed through Aimco Capital, with one Division Vice President overseeing four regional operating centers. The following table sets forth information on all of our property operations as of December 31, 2002:

Regional Operating Center	Division	Number of Properties	Number of Units
Conventional:
Chicago, IL	Midwest	45	11,722
Indianapolis, IN	Midwest	53	15,076

		98	26,798

Boston, MA	Northeast	14	5,385
Philadelphia, PA	Northeast	18	8,020
Rockville, MD	Northeast	40	14,624

		72	28,029

Los Angeles, CA	Pacific	48	13,337

Atlanta, GA	Southeast	65	17,441
Boca Raton, FL	Southeast	58	16,238
Columbia, SC	Southeast	73	17,348
Lansing, MI	Southeast	65	18,160
Tampa, FL	Southeast	39	11,463

		300	80,650

Dallas, TX	Texas	67	16,026
Houston, TX	Texas	40	10,408

		107	26,434

Denver, CO	West	31	7,638
Phoenix, AZ	West	50	13,443

		81	21,081

Total conventional owned and managed		706	196,329

Affordable:
Atlanta, GA	Aimco Capital	126	11,863
Dallas, TX	Aimco Capital	122	11,290
Kansas City, MO	Aimco Capital	94	12,166
Philadelphia, PA	Aimco Capital	144	20,795

Total affordable owned and managed		486	56,114

Owned but not managed		47	8,987
Provide services or manage for third parties		549	56,722

Total		1,788	318,152

        At December 31, 2002, we owned a controlling equity interest in 728 properties containing 187,506 apartment units, which we refer to as "consolidated." These consolidated properties contain, on average, 260 apartment units, with the largest property containing 2,907 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, tennis courts and saunas. Many of the apartment units offer design and appliance features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. Additional information on our consolidated properties is contained in "Schedule III, Real Estate and Accumulated Depreciation" in this Annual Report. At December 31, 2002, we held a non-controlling equity interest in 511 properties containing 73,924 apartment units, which we refer to as "unconsolidated." In addition, we provided services or managed for third parties 549 other properties containing 56,722 apartment units. This includes 45,187 apartment units in 448 properties that are asset-managed only, not also property managed, by us. Our total portfolio of 1,788 properties contain, on average, 201 apartment units, with the largest property containing 2,907 apartment units, and includes 47 properties with 8,987 apartment units that are not currently managed by us.

        Substantially all of our consolidated apartment properties are encumbered by mortgage indebtedness. At December 31, 2002, we had aggregate mortgage indebtedness totaling $5,827.7 million, which was secured by 708 properties with a combined net book value of $8,862.8 million, having an aggregate weighted average interest rate of 6.45%, not including $50.9 million of liabilities related to assets held for sale. As of December 31, 2002, we had a total of 49 mortgage loans, with an aggregate principal balance outstanding of $573.4 million, that were each secured by property and cross-collateralized with certain other mortgage loans. See the financial statements set forth in Item 8 of this Annual Report for additional information about our indebtedness.

ITEM 3. Legal Proceedings

        See Note 12 to the consolidated financial statements in Item 8 of this Annual Report for information regarding legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

ITEM 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters

        There is no public market for the OP Units, and we do not intend to list the OP Units on any securities exchange. In addition, the Partnership Agreement restricts the transferability of OP Units. The following table sets forth the cash distributions per common OP Unit in each quarterly period during the two years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
1st Quarter	$0.8200	$0.7800
2nd Quarter	0.8200	0.7800
3rd Quarter	0.8200	0.7800
4th Quarter	0.8200	0.7800

        On March 5, 2003, there were 103,424,351 common OP Units outstanding, held by approximately 3,050 unitholders of record.

        During 2002, we completed tender offers for limited partnership interests resulting in the issuance of 331,451 common OP Units and issued 882,784 common OP Units in connection with the Casden Merger. Each of these transactions was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof or Regulation D thereunder.

        During the year ended December 31, 2002, we issued to AIMCO, in exchange for cash or the conversion of Class Ten Partnership Preferred Units, 2,000,000 Class R Preferred Units. All the proceeds were used to repay indebtedness or for general corporate purposes. We issued to AIMCO, in exchange for cash or Class Ten Partnership Preferred Units, 8,000,000 common OP Units. We also issued to AIMCO, in connection with the Casden Merger, 3.508 million common OP Units, 7,934,920 Class Ten Partnership Preferred Units, and 1,124,041 Class Eleven Partnership Preferred Units. All of the Class Ten Partnership Preferred Units have been converted into either Class R Preferred Units or common OP Units. Each of these transactions was also exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or Regulation D thereunder.

ITEM 6. Selected Financial Data

        The following selected financial data is based on our audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein or in previous filings with the Securities and Exchange Commission.

	For the Year Ended December 31,
	2002	2001 (1)	2000 (1)	1999 (1)	1998 (1)
	(dollar amounts in thousands, except per unit data)
OPERATING DATA:
Rental and other property revenues	$1,405,684	$1,224,667	$998,552	$508,703	$355,993
Property operating expenses	(561,412)	(465,721)	(413,077)	(203,354)	(138,481)

Income from property operations	844,272	758,946	585,475	305,349	217,512
Income (loss) from investment management business	18,262	27,591	15,795	8,605	(6,103)
General and administrative expenses	(20,344)	(18,530)	(18,123)	(14,152)	(10,532)
Depreciation of rental property	(288,589)	(327,070)	(287,809)	(126,395)	(80,764)
Interest expense	(339,737)	(297,507)	(260,133)	(134,931)	(85,579)
Interest and other income	78,090	68,417	65,963	54,066	28,126
Operating earnings	258,348	144,520	103,402	79,571	61,763
Gain (loss) on dispositions of real estate	(27,902)	18,848	26,335	(1,785)	4,287
Distributions to minority partners in excess of income	(26,979)	(46,359)	(24,375)	—	—
Income from continuing operations	203,467	117,009	105,362	77,786	66,050
Income from discontinued operations, net	2,735	4,055	4,355	2,904	2,878
Net income	206,202	121,064	109,717	80,690	68,928
Net income attributable to preferred unitholders	107,646	100,134	70,217	54,173	26,533
Net income attributable to common unitholders	98,556	20,930	39,500	26,517	42,395
OTHER INFORMATION:
Total consolidated properties (end of period)	728	552	566	373	234
Total consolidated apartment units (end of period)	187,506	156,142	153,872	106,148	61,672
Total unconsolidated properties (end of period)	511	574	683	751	902
Total unconsolidated apartment units (end of period)	73,924	92,626	111,748	133,113	171,657
Units under management (end of period) (2)	56,722	31,520	60,669	124,201	146,034
Earnings per common unit — basic:
Income from continuing operations (net of preferred distributions)	$0.97	$0.20	$0.47	$0.35	$0.75
Net income attributable to common unitholders	$1.00	$0.25	$0.53	$0.39	$0.80
Earnings per common unit — diluted:
Income from continuing operations (net of preferred distributions)	$0.96	$0.20	$0.46	$0.34	$0.73
Net income attributable to common unitholders	$0.99	$0.25	$0.52	$0.38	$0.78
Distributions paid per common unit	$3.28	$3.12	$2.80	$2.50	$2.25
BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$8,924,604	$6,587,624	$5,887,518	$4,023,423	$2,506,901
Total assets	10,355,329	8,200,526	7,699,174	5,684,251	4,186,764
Total indebtedness	6,233,727	4,585,913	4,198,045	2,540,149	1,584,744
Mandatorily redeemable convertible preferred securities	15,169	20,637	32,330	149,500	149,500
Partners' capital	3,576,083	3,080,071	2,830,389	2,486,430	2,153,335

(1)
Certain reclassifications have been made to 2001, 2000, 1999 and 1998 amounts to conform to the 2002 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the adoption of Statement of Financial Accounting Standard No. 144 in 2002. Also, effective January 1, 2001, we began consolidating our previously unconsolidated subsidiaries. Prior to this date, we had significant influence over, but did not control, certain subsidiaries. Accordingly, such investments were accounted for under the equity method, and as a result, the periods prior to 2001 are not comparable.

(2)
In 2002, includes approximately 33,000 units that were acquired as part of the Casden Merger, and were asset managed by us only, and not also property managed.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report. The following discussion of results of operations is based on net income calculated under accounting principles generally accepted in the United States, or GAAP. In addition to net income, we measure our economic profitability based on Funds From Operations, or FFO, less Capital Replacement and Capital Enhancement spending, which we refer to as Adjusted Funds From Operations, or AFFO. See the discussion of FFO and AFFO as supplemental measurements under the heading "Funds From Operations" in this Item 7.

Critical Accounting Policies and Estimates

        The consolidated financial statements are prepared in accordance with GAAP, which require us to make estimates and assumptions. We believe that the following critical accounting policies, among others, involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

        Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, we will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

        Real estate investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include:

  •
  the general economic climate;

  •
  competition from other apartment communities and other housing options;

  •
  local conditions, such as an increase in unemployment or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

  •
  changes in governmental regulations and the related cost of compliance; and

  •
  changes in market rental rates.

        Any adverse changes in these factors could cause an impairment in our assets, including real estate and investments in unconsolidated real estate partnerships.

Notes Receivable and Interest Income Recognition

        We generally recognize interest income earned from our investments in notes receivable when the collectibility of such amounts is both probable and estimable. The notes receivable were either extended by us and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions we acquired usually at a discount ("discounted notes").

        We continue to assess the collectibility or impairment of each note on a periodic basis. Under the cost recovery method, we carry the discounted notes at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancing, foreclosures and rights offerings), we have determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, we are recognizing accretion income, on a prospective basis over the estimated remaining life of the loans, as the difference between the carrying value of the discounted notes and the estimated collectible value. If we had not been able to complete certain transactions, our accretion income would have decreased by $16.0 million for the year ended December 31, 2002. Accretion income recognized in any given period is based on the ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible value of the notes; therefore, accretion income in future periods could vary and could result in lower accretion income than in prior periods.

Allowance for Losses on Notes Receivable

        In estimating the collectibility of notes receivable, management's judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each borrower. Allowances are based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for losses on notes receivable is established through a provision for loss based on management's evaluation of the risk inherent in the notes receivable portfolio, the composition of the portfolio, specific impaired notes receivable and current economic conditions. Such evaluation, which includes a review of notes receivable on which full collectibility may not be reasonably assured, considers among other matters, full realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for losses on notes receivable. During the years ended December 31, 2002 and 2001, we identified and recorded $9.0 million and no losses on notes receivable, respectively. We will continue to monitor and assess these notes and changes in required reserves may occur in the future due to changes in the market environment.

Capitalized Costs

        We capitalize direct and indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, initial capital expenditures, Capital Enhancement and Capital Replacement activities. Indirect costs that do not relate to the above activities, including general and administrative expenses, are charged to expense as incurred. The amounts capitalized depend on the volume, timing and costs of such activities. As a result, changes in costs and activities may have a significant effect on our results of operations and cash flows if the costs being capitalized are not proportionately increased or reduced, as the case may be. Based on the level of capital spending during 2002, if capital activities had decreased during the year by 10%, we could have had additional operating expenses of between $2.5 million and $5.9 million. Additionally, if capital activities had increased during the year by 10%, we could have had lower operating expenses of between $2.5 million and $5.9 million. See further discussion under the heading "Capital Expenditures."

Results of Operations

        Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Net Income

        We recognized net income of $206.2 million, and net income attributable to common unitholders of $98.6 million, for the year ended December 31, 2002, compared to net income of $121.1 million, and net income attributable to common unitholders of $20.9 million, for the year ended December 31, 2001. Net income attributable to common unitholders represents net income less distributions accrued on preferred OP Units for that period.

        The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

        Rental and other property revenues from our consolidated properties totaled $1,405.7 million for the year ended December 31, 2002, compared with $1,224.7 million for the year ended December 31, 2001, an increase of $181.0 million, or 14.8%. This increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $148.7 million of the increase related to operations of the properties acquired through three direct purchases in 2001, ten months of operations of the properties acquired through the Casden Merger and four months of operations of the properties acquired in the New England Properties Acquisition in 2002;

  •
  $70.2 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, 27 properties that were first consolidated in the third quarter of 2002 and 56 properties that were first consolidated in the fourth quarter of 2002;

  •
  $14.1 million of an offsetting decrease related to the disposition of 25 apartment properties in 2001 (results of 2002 dispositions were included in discontinued operations); and

  •
  $8.6 million of an offsetting decrease related to a 0.70% decrease in same store revenues. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        Property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $561.4 million for the year ended December 31, 2002, compared with $465.7 million for the year ended December 31, 2001, an increase of $95.7 million or 20.5%. This increase in property operating expenses was principally a result of the following:

  •
  $58.8 million of the increase related to operations of the properties acquired through three direct purchases in 2001, ten months of operations of properties acquired in the Casden Merger and four months of operations of the properties acquired in the New England Properties Acquisition in 2002;

  •
  $36.4 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, 27 properties that were first consolidated in the third quarter of 2002 and 56 properties that were first consolidated in the fourth quarter of 2002;

  •
  $4.3 million of the increase related to a 0.90% increase in same store operating expense. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results;"

  •
  $3.1 million of the increase was related to properties in the redevelopment portfolio becoming ready for their intended use, and as a result certain operating expenses are no longer being capitalized; and

  •
  $8.8 million of an offsetting decrease related to the disposition of 25 apartment properties in 2001 (results of 2002 dispositions were included in discontinued operations).

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships and the minority interest share of consolidated real estate partnerships, for which we are the general partner, was $18.3 million for the year ended December 31, 2002, compared to $27.6 million for the year ended December 31, 2001, a decrease of $9.3 million or 33.7%. This decrease in income from the consolidated investment management business was principally a result of the following:

  •
  $13.2 million of the decrease related to reduced fees billed for construction supervisory management services in 2002. These fees were calculated and billed to the real estate partnerships based on a percentage of volume of construction activities. In addition, lower costs were incurred and therefore lower billings occurred as a result of the ongoing management initiative to contain costs;

  •
  $7.3 million of the decrease related to an increase in insurance costs in the property hazard program. These increased costs were the result of historical claim losses from prior years;

  •
  $5.5 million of the decrease related to increased ownership in and number of consolidated real estate partnerships, which results in an additional elimination of management fee income and the associated property operating expense;

  •
  $4.5 million of the decrease related to a net reduction in fees including: $6.9 million decrease in refinancing and disposition fees, due to decreased refinancing transactions (28 in 2002 compared to 59 in 2001) resulting in lower fees earned; and $7.7 million decrease in fees earned for services provided to third parties due to a planned reduction in third party asset management. This decrease was offset by a $10.1 million increase in asset management and developer fees related to the NAPICO acquisition in 2002;

  •
  $2.5 million of the decrease related to additional depreciation expense related primarily to the new site solutions hardware and software purchases in late 2001 and early 2002;

  •
  $14.7 million of an offsetting increase related to the reduced amortization of intangibles, of which $6.8 million was due to property management and asset management contract intangibles that were fully amortized in 2001, and $7.9 million was attributable to the elimination of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"); and

  •
  $9.3 million of an offsetting increase related to lower compensation and health insurance expense resulting from a change in plan administrator and a reduction in work force, in part due to planned reduction in third party property management and management cost reduction initiatives.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses of $20.3 million for the year ended December 31, 2002 increased by $1.8 million from the $18.5 million of such expenses for the year ended December 31, 2001. This increase was principally a result of increased professional fees, primarily incurred in connection with the evaluation of the loan receivable portfolio.

Consolidated Other Expenses

        Consolidated other expenses were $10.2 million for the year ended December 31, 2002 compared to $6.4 million for the year ended December 31, 2001. In 2002, these expenses included the following:

  •
  $3.1 million related to payments in settlement of claims asserted against us, including litigation and arbitration;

  •
  $2.2 million related to the write-off of costs related to potential acquisitions that were not completed;

  •
  $0.9 million was primarily related to severance and hiring costs, and costs associated with the transition of certain accounting functions from Greenville, South Carolina to our headquarters in Denver, Colorado; and

  •
  $4.0 million related to personnel costs associated with annual compensation.

        In 2001, we incurred $6.4 million of other expenses comprised of consulting fees paid to a specialized third party vendor in connection with a systematic and comprehensive effort to improve our business processes and financial controls.

Consolidated Provision for Losses on Accounts, Fees and Notes Receivable

        Consolidated provision for losses on accounts, fees and notes receivable was $9.0 million for the year ended December 31, 2002, compared to $6.6 million for the year ended December 31, 2001. In 2002, all $9.0 million related to provision for losses on notes receivable, which provision was determined based on our review in 2002 of the collectibility of each loan made to affiliated partnerships within our loan receivable portfolio. We will continue to monitor these loans and assess the collectibility of each loan on a periodic basis. In 2001, there was no provision for losses on notes receivable as all $6.6 million related to additional allowance for possible losses on accounts, fees and other contingencies.

Consolidated Depreciation of Rental Property

        Consolidated depreciation of rental property decreased $38.5 million, or 11.8%, to $288.6 million for the year ended December 31, 2002, compared to $327.1 million for the year ended December 31, 2001. This decrease was principally a result of the following:

  •
  $69.0 million of the decrease related to the change in useful lives of assets made in 2001, which was consistent with management's expectations. During 2001, we completed a comprehensive review of our real estate related depreciation. As a result of this review, we changed our estimate of the remaining useful lives for our buildings. We believe the change better reflects the remaining useful lives of the assets and is consistent with prevailing industry practice. This change in useful lives increased net income by approximately $85.4 million in 2002 over 2001, of which a portion was recognized as an increase to equity in earnings of unconsolidated real estate partnerships. The recognition of this change in useful lives resulted in an increase in basic and diluted earnings per unit of $0.87 and $0.86, respectively, for the year ended December 31, 2002;

  •
  $0.8 million of the decrease related to the disposition of 25 apartment properties in 2001 (results of 2002 dispositions were included in discontinued operations);

  •
  $24.0 million of an offsetting increase related to depreciation of the properties acquired through three direct purchases in 2001, ten months of depreciation of the properties acquired in the Casden Merger and four months of depreciation of the properties acquired in the New England Properties Acquisition in 2002; and

  •
  $13.2 million of an offsetting increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, 27 properties that were first consolidated in the third quarter of 2002 and 56 properties that were first consolidated in the fourth quarter of 2002.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs together with any prepayment penalties incurred, totaled $339.7 million for the year ended December 31, 2002, compared with $297.5 million for the year ended December 31, 2001, an increase of $42.2 million, or 14.2%. The increase was principally a result of the following:

  •
  $34.8 million of the increase related to interest on additional property debt acquired through three direct purchases in 2001, ten months of interest on additional property debt acquired in the Casden Merger and four months of interest on the debt related to the New England Properties Acquisition in 2002;

  •
  $17.8 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated at the end of 2001, one property that was first consolidated in the second quarter of 2002, 27 properties that were first consolidated in the third quarter of 2002 and 56 properties that were first consolidated in the fourth quarter of 2002;

  •
  $2.3 million of the increase related to increased interest expense on our revolving credit facility and term loan. We had an average balance outstanding during the year ended December 31, 2002 of $500.4 million (including the Casden Loan), and an average balance outstanding for the year ended December 31, 2001 of $236.1 million (including the term loan we borrowed for the acquisition of interests in the Oxford properties). The cost of such borrowings was at a weighted average interest rate of 4.43% compared to 7.06%, respectively;

  •
  $10.9 million of an offsetting decrease related to an overall decrease in variable interest rates of approximately 1.5% from the prior year; and

  •
  $2.4 million of an offsetting decrease related to the disposition of 25 apartment properties in 2001 (results of 2002 dispositions were included in discontinued operations).

Consolidated Interest and Other Income

        Consolidated interest and other income increased $9.7 million, or 14.2%, to $78.1 million for the year ended December 31, 2002, compared with $68.4 million for the year ended December 31, 2001. This increase was principally a result of the following:

  •
  $26.9 million of the increase related to accretion income increasing from $9.9 million, net of allocated expenses of $4.4 million, for the year ended December 31, 2001, compared to $36.8 million, net of allocated expenses of $1.0 million, for the year ended December 31, 2002. This increase in accretion income was due to more completed transactions resulting in accretion occurring in 2002 than in 2001;

  •
  $4.4 million of the increase related to interest earned on notes receivable due from AIMCO that were issued in connection with the sale of certain properties to AIMCO, and in connection with AIMCO's acquisition of The Villas at Park La Brea (see Note 14 to the consolidated financial statements in Item 8 of this Annual Report).

  •
  $18.4 million of an offsetting decrease related to a decrease in recognized gain on certain tax-exempt bonds that were held in 2001 and sold in the second quarter of 2002; and

  •
  $3.8 million of an offsetting decrease related to lower interest on money market and interest bearing accounts, as interest rates on deposit accounts have decreased approximately 1.5% from the prior year, while the average cash balances outstanding for both periods remained consistent.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

        Equity in earnings of unconsolidated real estate partnerships totaled $0.7 million for the year ended December 31, 2002, compared with a loss of $16.7 million for the year ended December 31, 2001, a change of $17.4 million. This change was principally due to the change in estimate of useful lives of the underlying real estate assets completed by us in 2001, which resulted in lower depreciation expense of approximately $16.0 million. See the previous discussion on the change in estimate of useful lives of assets under the heading "Consolidated Depreciation of Rental Property."

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $15.1 million for the year ended December 31, 2002, compared to $37.6 million for the year ended December 31, 2001, a decrease of $22.5 million. This decrease is primarily a result of our purchase of additional interests in consolidated real estate partnerships and a reduction in net income, thereby reducing the minority interest allocation.

Gain (Loss) on Dispositions of Real Estate

        Loss on dispositions of real estate, primarily by unconsolidated entities, totaled $27.9 million for the year ended December 31, 2002, compared to a gain of $18.8 million for the year ended December 31, 2001, a change of $46.7 million. Part of this change was a result of our adoption of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 144") effective January 1, 2002, where we now report assets held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. Due to this adoption, for the year ended December 31, 2002, gain (loss) on dispositions of real estate does not include any gain or loss associated with the disposal of consolidated properties that were classified as discontinued operations during 2002. For 2001, however, gain (loss) on dispositions of real estate included gain or loss associated with the disposal of all properties sold. The properties sold in both periods, as well as the properties held for sale, were considered by management to be inconsistent with our long-term investment strategy. Gain (loss) on properties sold were determined on a property by property basis and are not entirely comparable year over year due to individual property differences.

        Included in gain (loss) on dispositions of real estate we recorded a loss of approximately $28.0 million. This $28.0 million loss resulted primarily from a change in estimate due to better insight into information related to the finalization of the recording of purchase price accounting to appropriate entities acquired in past acquisitions and the related historical estimation process in determining the carrying value of assets sold. The recognition of this amount in the current period is considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. The recognition of this change in estimate resulted in a decrease in basic earnings per unit of $0.29 and diluted earnings per unit of $0.28 for the year ended December 31, 2002. In addition to the $28.0 million loss discussed above, we recorded approximately $9.0 million of impairment losses on investments in unconsolidated real estate partnerships, offset by approximately $9.0 million of net casualty gains.

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income decreased $19.4 million to $27.0 million for the year ended December 31, 2002, compared to $46.4 million for the year ended December 31, 2001. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, generally accepted accounting principles require us, as the majority partner, to record a charge equal to the minority partners' excess of distributions over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. This decrease was due to a reduced level of distributions being made by the consolidated real estate partnerships as a result of lower refinancing activity, and our increased ownership of such partnerships.

Discontinued Operations

        Income from discontinued operations was $2.7 million for the year ended December 31, 2002, compared to income of $4.1 million for the year ended December 31, 2001, a change of $1.4 million. As a result of the adoption of SFAS 144, effective January 1, 2002, we now report assets classified as held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. For the year ended December 31, 2002, discontinued operations included the operations of the properties sold and classified as held for sale in 2002 and the associated gain (loss) on the disposition of the properties. For the year ended December 31, 2001, discontinued operations included the 2001 operations of the properties sold and classified as held for sale in 2002. There were no gains or losses on assets sold in 2001 included in discontinued operations for the year ended December 31, 2001. The change in discontinued operations was primarily related to a net gain on disposals of $1.4 million for the year ended December 31, 2002. We incurred net losses of $11.0 million from the sale of certain senior living facilities, which we deemed non-strategic assets. In addition, approximately $3.0 million of impairment losses were recorded on properties that were classified as held for sale. These losses were partially offset by $15.0 million in net gains on the sale of other discontinued operations properties. The properties sold, as well as the properties classified as held for sale, were considered by management to be inconsistent with our long-term investment strategy. See Note 27 to the consolidated financial statements in Item 8 of this Annual Report for more details on discontinued operations.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

        Effective January 1, 2001, we began consolidating our previously unconsolidated subsidiaries (see Note 6 to the consolidated financial statements in Item 8 of this Annual Report). Prior to this date, we had significant influence over, but did not have control of, such subsidiaries. Accordingly, such investments were accounted for under the equity method. Under the equity method, our pro-rata share of the earnings or losses of the entity for the periods being presented was included in equity in losses of unconsolidated subsidiaries. In order for a meaningful analysis of the financial statements to be made, the revenues and expenses for the unconsolidated subsidiaries for the year ended December 31, 2000, have been included in the following analysis as though they had been consolidated, and as a result the 2000 amounts are different than the historical information as previously reported. All significant intercompany revenues and expenses have been eliminated. Dollar amounts are in thousands.

	Year Ended December 31,
	2001	2000
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$1,224,667	$1,028,510
Property operating expenses	(465,721)	(429,642)

Income from property operations	758,946	598,868
INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	158,367	159,888
Management and other expenses	(112,047)	(108,574)
Amortization of intangibles	(18,729)	(12,070)

Income from investment management business	27,591	39,244
General and administrative expenses	(18,530)	(18,123)
Other expenses	(6,400)	—
Provision for losses on accounts, fees and notes receivable	(6,646)	—
Depreciation of rental property	(327,070)	(290,612)
Interest expense	(297,507)	(274,315)
Interest and other income	68,417	70,545
Equity in earnings (losses) of unconsolidated real estate partnerships	(16,662)	5,246
Minority interest in consolidated real estate partnerships	(37,619)	(27,451)

Operating earnings	144,520	103,402
Gain on dispositions of real estate	18,848	26,335
Distributions to minority partners in excess of income	(46,359)	(24,375)

Income from continuing operations	117,009	105,362
Discontinued operations:
Income from discontinued operations, net	4,055	4,355

Net income	$121,064	$109,717

Net income attributable to preferred unitholders	$100,134	$70,217

Net income attributable to common unitholders	$20,930	$39,500

Net Income

        We recognized net income of $121.1 million, and net income attributable to common unitholders of $20.9 million, for the year ended December 31, 2001, compared to net income of $109.7 million, and net income attributable to common unitholders of $39.5 million for the year ended December 31, 2000. Net income attributable to common unitholders represents net income less distributions accrued on preferred OP Units for that period.

        The following paragraphs discuss the results of operations in detail.

Consolidated Rental Property Operations

        Rental and other property revenues from consolidated properties totaled $1,224.7 million for the year ended December 31, 2001, compared with $1,028.5 million for the year ended December 31, 2000, an increase of $196.2 million, or 19.1%. This increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $130.0 million of the increase related to operations of the properties acquired through three direct purchases in 2001 and operations of the properties acquired through the Oxford acquisition and 12 other properties acquired in the third and fourth quarters of 2000;

  •
  $58.5 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated in 2001 and 79 properties that were first consolidated after the first quarter of 2000;

  •
  $38.2 million of the increase related to a 3.6% increase in same store revenues; and

  •
  $34.9 million of an offsetting decrease related to the disposition of 25 properties in 2001 and 22 properties after the first quarter of 2000.

        Property operating expenses from our consolidated properties, consisting of on-site payroll costs, utilities (net of reimbursements received from residents), contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $465.7 million for the year ended December 31, 2001, compared with $429.6 million for the year ended December 31, 2000, an increase of $36.1 million or 8.4%. This increase in consolidated property operating expenses was principally a result of the following:

  •
  $37.8 million of the increase related to operations of the properties acquired through three direct purchases in 2001 and operations of the properties acquired through the Oxford acquisition and 12 other properties acquired in the third and fourth quarters of 2000;

  •
  $25.6 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated in 2001 and 79 properties that were first consolidated after the first quarter of 2000;

  •
  $18.0 million of the increase related to a 4.4% increase in same store expenses;

  •
  $26.9 million of an offsetting decrease related to the capitalization of construction-related costs; and

  •
  $18.2 million of an offsetting decrease related to the disposition of 25 properties in 2001 and 22 properties after the first quarter of 2000.

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships and the minority interest share of consolidated real estate partnerships, for which we are the general partner, was $27.6 million for the year ended December 31, 2001, compared with $39.2 million for the year ended December 31, 2000, a decrease of $11.6 million or 29.6%. This decrease in consolidated investment management business was principally a result of the following:

  •
  $22.0 million of the decrease related to the reduction in the number of properties managed, including approximately 225 for third parties;

  •
  $6.6 million of the decrease related to increased amortization of intangibles from additional property and asset management contract intangibles that were acquired as part of the acquisition of the Oxford properties;

  •
  $5.6 million of the decrease related to losses from health and property casualty insurance claims;

  •
  $2.5 million of the decrease related to the increased ownership in controlled, consolidated partnerships, which requires additional elimination of management fee income and the associated property management expense;

  •
  $10.3 million of an offsetting increase related to fees resulting from additional construction supervisory management services in 2001. These fees were calculated and billed to the real estate partnerships based on a percentage of volume of construction activities;

  •
  $9.7 million of an offsetting increase related to increased capitalization of direct and indirect costs related to construction, redevelopment, Capital Enhancement and Capital Replacement activities; and

  •
  $4.6 million of an offsetting increase related to additional accounting and other fees earned from the Oxford properties, which were acquired by us in September 2000.

Consolidated General and Administrative and Other Expenses

        Consolidated general and administrative expenses remained consistent, with $18.5 million for the year ended December 31, 2001 compared with $18.1 million for the year ended December 31, 2000.

        We incurred $6.4 million of consulting fees paid to a specialized third party vendor for the year ended December 31, 2001 in connection with a systematic and comprehensive effort to improve our business processes and financial controls. This effort resulted in identifying many initiatives to eliminate work and reduce costs. Three of the main themes were to increase focus on the operation of the conventional properties, strengthen corporate support to field operations and increase focus on the realization of equity values embedded in our portfolio of affordable properties. In 2001, we transferred affordable property management to a team separate from conventional property management, and reduced our business of providing property management services to unrelated third parties from 60,669 units at the end of 2000 to 31,520 units by the end of 2001, in order to focus on the operation of conventional properties. We have strengthened a number of our corporate functions including: purchasing, which has provided for lower costs; marketing, to improve traffic; human resources, to improve the recruitment, training and retention of top performers; financial control, to provide more timely financial information; and information technology systems, which includes the pending installation of an on site property management program.

        Additionally, for the year ended December 31, 2001, we provided for an additional allowance of $6.6 million for possible losses on accounts, fees and other contingencies.

Consolidated Depreciation of Rental Property

        Consolidated depreciation of rental property totaled $327.1 million for the year ended December 31, 2001, compared with $290.6 million for the year ended December 31, 2000, an increase of $36.5 million or 12.6%. This increase was principally a result of the following:

  •
  $51.5 million of the increase related to operations of the properties acquired through three direct purchases in 2001 and operations of the properties acquired through the Oxford acquisition and 12 other properties acquired in the third and fourth quarters of 2000;

  •
  $12.9 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated in 2001 and 79 properties that were first consolidated after the first quarter of 2000;

  •
  $12.0 million of the increase related to depreciable additions to same store properties;

  •
  $34.0 million of an offsetting decrease related to the change in useful lives of assets. During 2001, we completed a comprehensive review of our real estate related depreciation. As a result of this review, we changed our estimate of the remaining useful lives for our buildings. Effective July 1, 2001 for certain assets and October 1, 2001 for the majority of the portfolio, we extended useful lives of these assets from a weighted average composite life of 25 years to a weighted average composite life of 30 years. This change increased net income by approximately $36.0 million or $0.42 per diluted unit in 2001. We believe the change better reflects the remaining useful lives of the assets and is consistent with prevailing industry practice; and

  •
  $7.8 million of an offsetting decrease related to the disposition of 25 properties in 2001 and 22 properties after the first quarter of 2000.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $297.5 million for the year ended December 31, 2001, compared with $274.3 million for the year ended December 31, 2000, an increase of $23.2 million or 8.5%. This increase was principally a result of the following:

  •
  $38.4 million of the increase related to operations of the properties acquired through three direct purchases in 2001 and operations of the properties acquired through the Oxford acquisition and 12 other properties acquired in the third and fourth quarters of 2000;

  •
  $13.2 million of the increase related to the purchase of controlling interests in, and the subsequent consolidation of, real estate partnerships. These real estate partnerships included six properties that were first consolidated in 2001 and 79 properties that were first consolidated after the first quarter of 2000;

  •
  $14.1 million of an offsetting decrease related to lower interest expense on our line of credit. We had lower average balances outstanding during the year, and the cost of such borrowing was at a weighted average interest rate of 6.64% for the year ended December 31, 2001 compared to 8.95% for the year ended December 31, 2000;

  •
  $7.3 million of an offsetting decrease related to a reduction in interest expense paid on our mandatorily redeemable convertible preferred securities, as approximately 2.4 million and 0.2 million of these securities were converted into AIMCO Class A Common Stock in late 2000 and in 2001, respectively; and

  •
  $6.3 million of an offsetting decrease related to the disposition of 25 properties in 2001 and 22 properties occurring after the first quarter of 2000.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $2.1 million or 3.0% from $70.5 million for the year ended December 31, 2000, compared to $68.4 million for the year ended December 31, 2001. This decrease was principally the result of the following:

  •
  $16.5 million of the decrease related to a reduction in accretion income of discounted notes from $26.4 million, net of allocated expenses of $4.3 million, for the year ended December 31, 2000 to $9.9 million, net of allocated expenses of $4.4 million, for the year ended December 31, 2001. This decrease in accretion income was due to fewer loans and fewer transactions completed that resulted in accretion income;

  •
  $10.0 million of the decrease related to lower interest from money market and interest bearing accounts as interest rates on deposit accounts had decreased approximately 200 basis points from the prior year, as well as we had lower average cash balances ($87.8 million in 2001, compared to $113.8 million in 2000) due to the paydown of certain obligations and distributions to minority interest partners; and

  •
  $26.1 million of an offsetting increase related to the gain recognized from the sale of certain tax-exempt bonds.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

        Equity in losses from unconsolidated real estate partnerships totaled $16.7 million for the year ended December 31, 2001, compared to earnings of $5.2 million for the year ended December 31, 2000, a decrease of $21.9 million. The acquisition of interests in the Oxford properties in 2000 contributed $2.1 million to the earnings of unconsolidated real estate partnerships. However, this was offset by the purchase of additional partnership interests which resulted in the related properties being consolidated and contributing to consolidated rental revenues and expenses (six properties in 2001 and 79 properties in 2000).

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $37.6 million for the year ended December 31, 2001, compared to $27.5 million for the year ended December 31, 2000, a change of $10.1 million. The change was primarily a result of our purchase of additional interests in real estate partnerships, thereby reducing the minority interest allocation.

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income increased $22.0 million from $24.4 million for the year ended December 31, 2000 to $46.4 million for the year ended December 31, 2001. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, generally accepted accounting principles require us, as the majority partner, to record a charge equal to the minority partners' excess of distribution over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. The increase for the year occurred due to increased refinancing and operating activity, resulting in an increased amount of cash distributions to minority interest partners.

Gain on Dispositions of Real Estate

        Gain on dispositions of real estate totaled $18.8 million for the year ended December 31, 2001, compared to $26.3 million for the year ended December 31, 2000, a decrease of $7.5 million. The sales in both periods are of properties that are considered by management to be inconsistent with our long-term investment strategy. Gains (losses) on properties sold were determined on a property by property basis and are not entirely comparable year over year due to individual property differences.

Discontinued Operations

        Income from discontinued operations was $4.1 million for the year ended December 31, 2001, compared to $4.4 million for the year ended December 31, 2000. As a result of the adoption of SFAS 144, effective January 1, 2002, we now report assets classified as held for sale (as defined by SFAS 144) and assets sold in the current period, as discontinued operations. This change has resulted in certain reclassifications of 2001 and 2000 financial statement amounts, as all results of operations for those properties sold or classified as held for sale in 2002 must be included in a separate component of income on the consolidated statements of income for all comparable periods. For the year ended December 31, 2001 and 2000, discontinued operations included the operations of the properties sold or classified as held for sale in 2002. There are no gains or losses on assets sold in 2001 or 2000 included in discontinued operations for the years ended December 31, 2001 and 2000. See Note 27 to the consolidated financial statements in Item 8 of this Annual Report for more information on discontinued operations.

Conventional Same Store Property Operating Results

        We define "same store" properties as conventional apartment properties in which our ownership interest exceeds 10% and operations are stabilized for over one year in the comparable periods of 2002 and 2001. "Total portfolio" includes same store properties plus conventional acquisition and redevelopment properties. The following table summarizes the unaudited conventional rental property operations on a "same store" and a "total portfolio" basis (dollars in thousands):

	Conventional Same Store		Conventional Total Portfolio
	2002	2001	2002	2001
Properties	620	620	665	636
Apartment units	173,397	173,397	188,966	179,876
Average physical occupancy	92.5%	93.3%	91.4%	92.1%
Average rent collected/unit/month	$693	$694	$714	$679
Revenues	$1,130,477	$1,138,481	$1,242,398	$1,172,299
Expenses	420,879	417,254	465,997	436,156

Net operating income	$709,598	$721,227	$776,401	$736,143

        Same store net operating income decreased $11.6 million, or 1.6%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. Revenues decreased $8.0 million, or 0.7%, primarily due to lower average rent (down $1 per unit), lower occupancy (down 0.8%), and increased bad debt; all of which were somewhat offset by an increase in ancillary income. Expenses increased by $3.6 million, or 0.9%, primarily due to an increase of $5.3 million in property taxes as well as increased insurance expense of $1.5 million as the cost of property hazard insurance coverage rose in March 2002. These increases were somewhat offset by reductions in other categories. Same store expenses for both periods presented above are net of capitalized costs. The same store net operating results above represent 88.0% and 92.0% of total Free Cash Flow for the years ended December 31, 2002 and 2001, respectively.

Funds From Operations

        We believe that FFO and AFFO, when considered with the financial data determined in accordance with GAAP, provide investors with an understanding of our ability to incur and service debt and make capital expenditures. These supplemental measures capture real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, disposals of depreciable real estate property, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships and joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, plus amortization of intangibles, plus distributions to minority partners in excess of income and less distributions on preferred OP Units. We calculate FFO (diluted) by adding back the interest expense and preferred distributions relating to convertible units whose conversion is dilutive to FFO. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

        For the years ended December 31, 2002, 2001 and 2000, our FFO is calculated as follows (amounts in thousands):

	2002	2001	2000
Net Income	$206,202	$121,064	$109,717
Adjustments:
Real estate depreciation, net of minority interest	260,507	316,101	256,917
Real estate depreciation related to unconsolidated entities	33,544	57,506	70,188
Loss (gain) on dispositions of real estate	27,902	(18,848)	(26,335)
Distributions to minority partners in excess of income	26,979	46,359	24,375
Amortization of intangibles	4,026	18,729	12,068
Income tax arising from disposals	—	3,202	—
Gain on disposition of land	—	3,843	—
Discontinued operations:
Real estate depreciation, net of minority interest	10,015	13,534	9,997
Gain on disposals, net of minority interest	(1,437)	—	—
Distributions to minority partners in excess of income	1,401	1,342	—
Income tax arising from disposals	2,507	—	—
Other items:
Deferred income tax benefit	—	—	154
Interest expense on mandatorily redeemable convertible preferred securities	1,161	1,568	8,869
Preferred OP Unit distributions	(67,991)	(35,747)	(26,120)

Diluted Funds From Operations available to common OP Units and equivalents	$504,816	$528,653	$439,830

Weighted average number of common OP Units and equivalents:
Common OP Units and equivalents	99,168	84,960	77,297
Preferred OP Units convertible into common OP Units	9,894	17,187	14,209

	109,062	102,147	91,506

Cash flow provided by operating activities	$496,670	$491,846	$400,364
Cash flow used in investing activities	(873,832)	(140,638)	(545,981)
Cash flow provided by (used in) financing activities	398,637	(430,245)	201,128

Contribution to Free Cash Flow

        We look at our Free Cash Flow as a means of monitoring the operations of the components of our business. In this regard, in addition to the year-to-year comparative discussion, we have provided disclosure (see Note 24 to the consolidated financial statements in Item 8 of this Annual Report) on the contribution (separated between consolidated and unconsolidated activity) to our Free Cash Flow from several components of our business, and a reconciliation of Free Cash Flow to FFO, less Capital Replacements and Capital Enhancements, and to net income for the years ended December 31, 2002, 2001 and 2000. We define Free Cash Flow as FFO, less Capital Replacements and Capital Enhancements, plus interest expense and preferred OP Unit distributions.

        The following table summarizes the contributions to our Free Cash Flow (dollars in thousands):

	2002		2001		2000
	Amount	Contr.%	Amount	Contr.%	Amount	Contr.%
Real estate	$745,844	92%	$701,054	89%	$575,888	85%
Investment management business:
Property and asset management	13,388	2%	32,538	4%	40,954	6%
Activity based fees	8,900	1%	13,782	2%	7,438	1%
Interest income: recurring	33,551	4%	32,378	4%	41,996	6%
Interest income: transactional	44,539	6%	36,039	5%	26,409	4%
General and administrative and other expenses and provision for losses	(39,550)	(5%)	(31,576)	(4%)	(18,123)	(2%)

Total Free Cash Flow	$806,672	100%	$784,215	100%	$674,562	100%

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

        Total Free Cash Flow contributed was $806.7 million and $784.2 million in 2002 and 2001, respectively, an increase of $22.5 million or 2.9%.

        The real estate Free Cash Flow contribution was $745.8 million and $701.1 million in 2002 and 2001, respectively, an increase of $44.7 million or 6.4%. Real estate contribution to total Free Cash Flow increased to 92% in 2002 from 89% in 2001. The increase was primarily due to acquisitions ($88.7 million), offset by a decrease due to increased Capital Replacement and Capital Enhancement spending ($32.1 million), and a decrease in same store operating results ($12.6 million).

        The property and asset management income within the investment management business contributed $13.4 million (2%) and $32.5 million (4%) to Free Cash Flow in 2002 and 2001, respectively. This decrease is primarily a result of (a) a reduction in fees related to construction supervisory management services, (b) a reduction in management fees and other income earned due to a decrease in the number of properties managed, including third parties, (c) an increase in losses from property casualty insurance claims, and (d) a reduction due to the increased ownership in and number of consolidated real estate partnerships, which results in additional elimination of management fee income and the associated property operating expense. These decreases in Free Cash Flow were partially offset by increases in Free Cash Flow as a result of a decrease in compensation and health insurance expense. Activity based fees contributed $8.9 million (1%) and $13.8 million (2%) to Free Cash Flow in 2002 and 2001, respectively. Activity based fees are earned on partnership refinancing, sales and other transactions. This decrease was primarily due to decreased refinancing transactions resulting in fees (28 in 2002 compared to 59 in 2001).

        Recurring interest income increased $1.2 million primarily as a result of an increase in interest income from AIMCO offset by a decrease in interest income from money market and interest bearing accounts. In 2002, there was a $4.4 million increase related to interest earned on notes receivable due from AIMCO that were issued in connection with the sale of certain properties to AIMCO and in connection with AIMCO's acquisition of The Villas at Park La Brea, whereas there was no such income in 2001. Money market and interest bearing accounts decreased $3.8 million as interest rates on deposit accounts have decreased approximately 1.5% from the prior year, while the average cash balances outstanding for both periods remained consistent. The transactional related interest income contribution was $44.5 million (6%) and $36.0 million (5%) of Free Cash Flow contribution in 2002 and 2001, respectively, an increase of $8.5 million. Transactional interest income was comprised of gain on sale of bonds and accretion income on discounted notes. We hold investments in both par value notes receivable and discounted notes receivable. Accretion income on discounted notes increased $26.9 million from 2001 due to more completed transactions in 2002. Offsetting this increase was a decrease of

$18.4 million related to the recognized gain on sale of certain tax-exempt bonds that were held in 2001 and sold in the second quarter of 2002.

        Contributions to conventional real estate Free Cash Flow for 2002, 2001 and 2000 before adjustment for minority interest were as follows (dollars in thousands):

	2002		2001		2000
	Amount	Contr.%	Amount	Contr.%	Amount	Contr.%
Average monthly rent greater than $1,200 per unit	$86,616	12%	$47,943	7%	$24,917	4%
Average monthly rent $1,000 to $1,200 per unit	56,602	8%	46,854	6%	30,005	5%
Average monthly rent $900 to $1,000 per unit	93,763	12%	78,737	11%	28,729	5%
Average monthly rent $800 to $900 per unit	82,076	11%	95,658	13%	61,832	10%
Average monthly rent $700 to $800 per unit	102,112	14%	104,704	14%	70,857	12%
Average monthly rent $600 to $700 per unit	151,339	20%	184,496	25%	156,554	27%
Average monthly rent $500 to $600 per unit	131,429	18%	137,023	19%	158,461	27%
Average monthly rent less than $500 per unit	37,084	5%	37,362	5%	56,271	10%

Total conventional real estate contribution to Free Cash Flow before adjustment for minority interest	$741,021	100%	$732,777	100%	$587,626	100%

        The conventional real estate contribution to Free Cash Flow was $741.0 million and $732.8 million in 2002 and 2001, respectively, an increase of $8.2 million or 1.1%. The increase was primarily due to acquisitions ($53.7 million), offset by a decrease due to increased Capital Replacement and Capital Enhancement spending ($26.9 million), a decrease in same store operating results ($12.6 million), and a decrease due to 2001 dispositions ($5.3 million).

        The changes in the composition of conventional real estate contribution resulted in an increase in contribution from properties with an average monthly rent greater than $900 per unit to 32% from 24% in 2001, and a decrease in contribution from properties with an average monthly rent below $600 per unit to 23% from 24% in 2001. The changes were due to acquisitions offset by decreases in property operations and dispositions.

        Note 24 to the consolidated financial statements in Item 8 of this Annual Report provides additional detail on each component of Free Cash Flow. We believe this disclosure is complementary to the results of operations discussed above.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

        Total Free Cash Flow contributed was $784.2 million and $674.6 million in 2001 and 2000, respectively, an increase of $109.6 million or 16.2%.

        The real estate Free Cash Flow contribution was $701.1 million and $575.9 million in 2001 and 2000, respectively, an increase of $125.2 million or 21.7%. Real estate contribution to total Free Cash Flow increased to 89% in 2001 from 85% in 2000. The increase was due to improvements in property operations (96%), acquisitions (2%) and limited partnership acquisitions (2%).

        The property and asset management income within the investment management business contributed $32.5 million (4%) and $41.0 million (6%) to Free Cash Flow in 2001 and 2000, respectively. This decrease is primarily a result of (a) a reduction in management fees and other income earned due to a decrease in the number of properties managed, including third parties, (b) an increase in losses from health and property casualty insurance claims and (c) a reduction due to the increased ownership in controlled, consolidated partnerships, which requires additional elimination of management fee income and the associated property management expense. These decreases in Free Cash Flow were partially offset by increases in Free Cash Flow as a result of (a) an increase in property and asset management income resulting from additional fees due to the acquisition of the Oxford properties in September 2000, (b) an increase in property and asset management income as we earned additional construction supervisory management services in 2001 and (c) an increase in the capitalization of direct and indirect costs related to construction, redevelopment, Capital Enhancement and Capital Replacement activities. Activity based fees contributed $13.8 million (2%) and $7.4 million (1%) to Free Cash Flow in 2001 and 2000, respectively. Activity based fees are earned on partnership refinancing, sales and other transactions. The increase in fee income is due to increased refinancing fees of $10.4 million in 2001, compared to $4.0 million in 2000.

        Recurring interest income decreased $9.6 million primarily as a result of a decrease in interest income from money market and interest bearing accounts. We had $78.1 million in cash as of December 31, 2001, compared to

$157.1 million at December 31, 2000 due to the paydown of certain obligations such as the term loan and revolving credit facility, and interest rates on deposit accounts having decreased approximately 200 basis points. The transactional related interest income contribution was $36.0 million (5%) and $26.4 million (4%) of Free Cash Flow contribution in 2001 and 2000, an increase of $9.6 million. Transactional interest income was comprised of gain on sale of bonds and accretion income on discounted notes. We hold investments in both par value notes receivable and discounted notes. Accretion income on discounted notes decreased $16.5 million from 2000 due to fewer loans and fewer transactions completed. However, this was offset by a $26.1 million gain recognized from the sale of certain tax-exempt bonds.

        The conventional real estate contribution to Free Cash Flow was $732.8 million and $587.6 million in 2001 and 2000, respectively, an increase of $145.2 million or 24.7%. The increase was due to improvements in property operations (96%), acquisitions (2%) and acquisition of limited partnership interests (2%).

        The changes in the composition of conventional real estate contribution resulted in an increase in contribution from properties with an average monthly rent greater than $900 per unit to 24% from 14% in 2000, and a decrease in contribution from properties with an average monthly rent below $600 per unit to 24% from 37% in 2000. The changes were due to improvements in property operations, acquisitions, limited partnership acquisitions and dispositions.

        Note 24 to the consolidated financial statements in Item 8 of this Annual Report provides additional detail on each component of Free Cash Flow. We believe this disclosure is complementary to the results of operations discussed above.

Liquidity and Capital Resources

        Liquidity is the ability to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of additional funds through working capital management. Both the coordination of asset and liability maturities and effective working capital management are important to the maintenance of liquidity. Our primary source of liquidity is our cash flow from operations as determined by rental rates, occupancy levels and operating expenses related to our portfolio of apartment properties, as well as cash flow from operations generated by our investment management business.

        Our principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, acquisitions of and investments in properties and distributions paid to unitholders. We consider our cash provided by operating activities to be adequate to meet short-term liquidity demands. In the event that there continues to be an economic downturn or the national economy continues to deteriorate and the cash provided by operating activities is no longer adequate, we have additional means, such as short-term borrowing availability, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

        At December 31, 2002, we had $99.6 million in cash and cash equivalents, an increase of $21.5 million from December 31, 2001. In addition, we had $224.9 million of restricted cash ($70 million of which was acquired in the Casden Merger), primarily consisting of reserves and impounds held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows in Item 8 of this Annual Report.

Operating Activities

        For the year ended December 31, 2002, our net cash provided by operating activities was $496.7 million, compared to $491.8 million for the year ended December 31, 2001. This decline is due primarily to the economic downturn in the national economy and the related deterioration in our operating activities, as well as an increase in our level of operating assets, partially offset by a decrease in our operating liabilities.

Investing Activities

        For the year ended December 31, 2002, our net cash used in investing activities was $873.8 million compared to $140.6 million for the year ended December 31, 2001. In 2002 our investing activities related to investments in acquisitions and our existing real estate assets through capital expenditures and redevelopment, as well as dispositions of apartment properties. See further discussion on capital expenditures under the heading "Capital Expenditures."

        Our acquisitions included the Casden Merger and the New England Properties Acquisition. In addition, we acquired the Villas at Park La Brea and made various acquisitions of limited partnership interests held by third party investors in certain partnerships for which we act as the general partner. See Note 4 to the consolidated financial statements in this Annual Report for further discussion on these activities.

        Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment, in both cases as compared to alternative uses for our capital. The table below shows our dispositions during the year ended December 31, 2002:

Property Type	Number of Properties	Gross Proceeds	Existing Debt / Transaction Costs	Net Proceeds	Our Share of Net Proceeds
		(in millions)	(in millions)	(in millions)	(in millions)
Conventional	53	$339.6	$204.9	$134.7	$107.4
Commercial	1	0.7	—	0.7	0.1
Affordable	26	72.5	42.0	30.5	12.0
Senior Living	2	37.2	29.4	7.8	7.6

Total	82	$450.0	$276.3	$173.7	$127.1

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategies (as determined by management from time to time). Proceeds from 2003 dispositions are expected to be at levels above that of 2002, and are planned to be used to reduce debt and fund capital and other operating needs.

Financing Activities

        For the year ended December 31, 2002, net cash provided by financing activities was $398.6 million compared to net cash used in financing activities of $430.2 million for the year ended December 31, 2001. In 2002 our financing activities related to mortgage financing, short-term debt financing, issuance of common and preferred equity, payment of our distributions and payment of our principal debt amortization.

        During the year ended December 31, 2002, we refinanced or closed 93 mortgage loans generating $1,031.7 million of total proceeds at a weighted average interest rate of 4.26%, of which approximately $937.9 million related to consolidated properties (these mortgages do not include the $308.7 million in mortgage loans related to the New England Properties Acquisition that are discussed below). Each loan is non-recourse. Among the 93 loans, 81 are individually secured by one of 81 properties with no cross-collateralization, and 12 loans totaling $228.4 million are cross-collateralized with certain other mortgage loans. After repayment of existing debt and payment of transaction costs totaling $832.0 million, our share of the total $199.7 million in net proceeds was $165.8 million which was used to repay existing short-term debt and for other corporate purposes. Further details on these mortgage loans are shown in the table below:

Mortgage Type	Loan Amount	Term	Rate
	(in millions)
Conventional Fixed Rate	$174.5	Up to 20 yr, 20 yr amortization	6.49%
Conventional Fixed Rate	129.5	Up to 10 yr, 30 yr amortization	7.01
Conventional Variable Rate	241.0	3 yr revolving facility	2.85
Tax-Exempt Variable Rate	376.8	5-10 yrs	2.47
Affordable Fixed Rate	109.9	15-30 yrs, fully amortizing	6.67

	$1,031.7		4.26%

        In connection with the Casden Merger, we assumed $684.7 million of primarily long-term, fixed-rate, fully amortizing notes payable with a weighted average interest rate of 6.85%. Each of the notes is individually secured by one of 116 properties with no cross-collateralization.

        In connection with the New England Properties Acquisition, we closed 11 mortgage loans generating $308.7 million of long-term, fixed rate, fully amortizing notes with a weighted average interest rate of 5.69%. Each loan is non-recourse and is individually secured by one of the 11 properties, with no cross-collateralization.

        In connection with our purchase of The Villas at Park La Brea, we closed a $38.0 million, long-term, fixed rate, fully amortizing note with an interest rate of 6.01%. This note is non-recourse and secured by the property.

        As of December 31, 2002, substantially all of the Company's owned or controlled properties and 86.5% of our total assets were encumbered by or served as collateral for debt. As of December 31, 2002, we had total secured outstanding indebtedness of $6,233.7 million, comprised of $4,582.9 million of secured long-term financing, $1,244.8 million of secured tax-exempt long-term bond financing and $406.0 million in secured short-term financing. As of December 31, 2002, approximately 22.6% of our indebtedness bears interest at variable rates, of which $786.2 million, or 12.6%, is tax-exempt bond financing. As of December 31, 2002, we had a total of 49 mortgage loans, with an aggregate principal balance outstanding of $573.4 million that were cross-collateralized with certain other mortgage loans. Other than these loans, none of our debt is subject to cross-collateralization provisions. The weighted average interest rate on our long-term secured notes payable and tax-exempt bonds was 6.49%, with a weighted average maturity of 14 years as of December 31, 2002.

        In 2002 AIMCO issued the following equity:

  •
  3.5 million shares of AIMCO Class A Common Stock, valued at $164.9 million, in connection with the Casden Merger;

  •
  2.0 million shares of Class R Preferred Stock, par value $0.01 per share, in two registered public offerings, with total net proceeds of approximately $50 million used to repay short-term indebtedness; and

  •
  8.0 million shares of AIMCO Class A Common Stock in a registered public offering at a net price of $46.17 per share. The total net proceeds of approximately $369 million were used to repay outstanding indebtedness on the revolving credit facility and a portion of the Casden Loan.

        The net proceeds of the above issuances were contributed by AIMCO to us in exchange for similar classes of common and preferred OP Units. In addition, we issued 882,784 common OP Units in connection with the Casden Merger and 331,451 common OP Units in connection with the acquisition of limited partnership interests.

        It is the present policy of the General Partner to increase the distribution annually in an amount equal to one-half of the projected increase in AFFO subject to minimum distribution requirements to maintain its REIT status. The General Partner considers the discretionary nature of Capital Enhancement spending in its consideration of AFFO as it relates to the distribution policy. The distribution paid in February 2003 of $0.82 per unit, which was the same distribution amount as was paid in each quarter of 2002, represents a distribution of 96% of AFFO (before deducting Capital Enhancements) and 78% of FFO for the quarter ended December 31, 2002. The General Partner continues to monitor the distribution as a percentage of AFFO (before deducting Capital Enhancements). If the payout were to exceed 100% for a sustained period, the General Partner would consider a change in the distribution to match operating profitability.

        On November 7, 2001, we and AIMCO filed a shelf registration statement with the Securities and Exchange Commission, or SEC, with respect to an aggregate of $822 million of debt and equity securities of AIMCO and $500 million of our debt securities, all of which was carried forward from AIMCO's 1998 shelf registration statement. The SEC declared the registration statement effective on November 9, 2001. As of December 31, 2002, AIMCO had approximately $400 million of debt and equity available and we had $500 million of debt available under this registration statement. We expect to finance acquisitions of real estate interests with the issuance of equity and debt securities under the shelf registration statement as well as with cash from operations or short-term borrowings.

Credit Facility and Term Loan

        On February 14, 2003, we and our lenders amended our revolving credit facility to increase the available commitment, at our option, to $500 million (such commitment in excess of $400 million is not available until it has been syndicated), reduce the minimum fixed charge coverage ratio from 1.60:1 to 1.50:1 through the maturity date and extend the maturity date one year to July 31, 2005. Upon the effective date of the amendment, the margin on LIBOR-based loans and base rate loans was amended to a range between 2.05% to 2.65% and .55% to 1.15%, respectively, based on the fixed charge coverage ratio. In addition, we and our lenders amended the Casden Loan with the same reduction in the fixed charge coverage ratio as stated above for the credit facility, through maturity, and to eliminate mandatory prepayments for the remainder of the term using proceeds from equity, sales or refinancing proceeds (except as such proceeds arise from transactions of the properties acquired in the Casden Merger).

        The financial covenants contained in the amended and restated revolving credit facility and the Casden Loan require us to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0. In addition, the amended and restated revolving credit facility and the Casden Loan limit us from distributing more than 80% of our Funds From Operations over any 12-month period (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). Finally, the fixed charge coverage ratio requirement for the quarter ended June 30, 2002 through February 13, 2003 (at which time the coverage ratios were further amended as indicated above) was 1.60:1. As of December 31, 2002, we were in compliance with all financial covenant requirements.

Future Capital Needs

        We expect to fund any future acquisitions, redevelopment and capital improvements principally with proceeds from property sales, short-term borrowings and operating cash flows. As of December 31, 2002, we had 10 properties with 3,678 units under redevelopment having an estimated total investment (fair market value prior to redevelopment plus new redevelopment spending) of $601 million, of which approximately $34 million remains to be spent. Our share of the estimated total investment is $501 million of which approximately $21 million remains to be spent.

        During 2003, we have:

  •
  $178.9 million of scheduled maturities of property debt that we expect to refinance;

  •
  $134.6 million of scheduled principal amortization payments on property debt that we expect to pay with operating cash flows and proceeds from property sales; and

  •
  $406.0 million of short-term debt ($291.0 million on the credit facility and $115.0 million on the Casden Loan) that we expect to repay a portion of with operating cash flows and proceeds from property sales.

Capital Expenditures

        For the year ended December 31, 2002, we spent a total of $82.9 million and $8.0 million on Capital Replacements (expenditures required to maintain the related asset) and on Capital Enhancements (expenditures that add a new feature or revenue source at a property), respectively.

        Capital Replacements spending has increased for two primary reasons: a general increase in spending to maintain our assets; and an increase in capitalized costs. In addition to Capital Replacements, we monitor Capital Enhancements, which we distinguish from Capital Replacements. Capital Enhancements are costs incurred to add additional rental square footage, a new building or a new revenue producing feature. For example, replacement of existing kitchen appliances is a Capital Replacement, however, if the same replacements are done in connection with an extensive remodeling project then they are characterized as a Capital Enhancement. Because the distinction between Capital Replacements and Capital Enhancements is not consistently applied across REITs and because there is a risk of partial substitution between Capital Replacements and Capital Enhancements, we monitor and report both Capital Replacements and Capital Enhancements and deduct both in our calculation of AFFO.

        The table below details our actual spending on Capital Replacements and Capital Enhancements based on a per unit and total dollar basis (based on approximately 173,000 units) for the year ended December 31, 2002 and reconciles it to our 2002 Consolidated Statement of Cash Flows:

	Useful Life in Yrs	Capital Replacements Actual Cost Per Unit	Capital Enhancements Actual Cost Per Unit	Total CR/CE Annual Cost Per Unit	Capital Replacements Actual Cost	Capital Enhancements Actual Cost	Total CR/CE Annual Cost
					(in thousands)	(in thousands)	(in thousands)
Carpets	5	$108	$—	$108	$18,795	$11	$18,806
Flooring	5	26	—	26	4,509	77	4,586
Appliances	5	33	3	36	5,731	447	6,178
Blinds/shades	5	6	—	6	961	4	965
Furnace/air	5	37	1	38	6,423	112	6,535
Hot water heaters	5	10	—	10	1,646	21	1,667
Kitchen/bath	5	13	1	14	2,207	90	2,297
Exterior painting	5	13	1	14	2,338	186	2,524
Landscaping	5	17	1	18	2,987	243	3,230
Pool/exercise facilities	5	15	1	16	2,519	221	2,740
Computers, miscellaneous	5	17	—	17	2,865	—	2,865
Roofs	15	10	—	10	1,716	—	1,716
Parking lot	15	10	—	10	1,775	87	1,862
Building (electrical, elevator, plumbing)	15	74	5	79	12,899	887	13,786
Submetering	15	—	27	27	—	4,602	4,602
Capitalized payroll	5	89	6	95	15,511	984	16,495

Total Company's share		$478	$46	$524	$82,882	$7,972	$90,854

Plus minority partners' share of consolidated spending					10,334	379	10,713
Less our share of unconsolidated spending					(11,168)	(823)	(11,991)

Total spending per Consolidated Statement of Cash Flows					$82,048	$7,528	$89,576

        In addition, we capitalized approximately $8.8 million of our share of indirect costs related to these activities for the year ended December 31, 2002, increasing our share of Capital Replacement ($90.4 million) and Capital Enhancement ($9.2 million) spending to $99.6 million. We funded these expenditures with cash provided by operating activities, working capital reserves, and borrowings under our credit facility.

        For the year ended December 31, 2002, we spent a total of $170.9 million for initial capital expenditures, or ICE, (expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within one year of the acquisition, which in this period relates primarily to the properties acquired in the

Casden Merger) and redevelopment (expenditures that substantially upgrade the property). The following table reconciles our share of those expenditures to our 2002 Consolidated Statement of Cash Flows (in millions):

	Year Ended December 31, 2002
	ICE	Redevelopment	Total
Conventional Assets	$29.5	$131.0	$160.5
Affordable Assets	6.6	3.8	10.4

Total Company's share	36.1	134.8	170.9

Plus minority partners' share of consolidated spending	1.6	20.5	22.1
Less our share of unconsolidated spending	(3.0)	(9.8)	(12.8)

Total ICE and redevelopment spending per Consolidated Statement of Cash Flows	$34.7	$145.5	$180.2

        In addition, we capitalized approximately $15.4 million of our share of direct and indirect costs related to these activities for the year ended December 31, 2002, increasing our share of ICE and redevelopment spending to $186.3 million. We funded these expenditures with cash provided by operating activities, working capital reserves, and borrowings under our credit facility.

        During 2001 and 2002, we refined our process for identifying and capitalizing certain indirect costs, which include the implementation of a detailed time reporting system to measure such activities more accurately. As a result of the refined process, we capitalized approximately $40.7 million of our share of indirect costs for the year ended December 31, 2002, compared to approximately $48.1 million for the year ended December 31, 2001, for a reduction of approximately $7.4 million.

Off-Balance Sheet Arrangements

        We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through acquisitions, direct purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships range from 1% to 55%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between us and our unconsolidated real estate partnerships. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements. See Note 5 to the consolidated financial statements in Item 8 of this Annual Report for additional information on our unconsolidated real estate partnerships.

Contractual Obligations

        This table summarizes information contained elsewhere in this Annual Report regarding contractual obligations and commitments (amounts in thousands):

	2003	2004 and 2005	2006 and 2007	2008 and thereafter	Total
Scheduled long-term debt maturities	$313,514	$536,355	$906,461	$4,071,386	$5,827,716
Secured credit facilities	—	115,000	—	—	115,000
Leases	5,549	9,311	7,583	—	22,443
Development fee payments (1)	10,000	20,000	2,500	—	32,500

Total	$329,063	$680,666	$916,544	$4,071,386	$5,997,659

(1)
The development fee payments above were established in connection with the Casden Merger and AIMCO's commitment as it relates to the Casden Development Company, LLC. AIMCO agreed to pay $2.5 million per quarter for five years up to an aggregate amount of $50.0 million to Casden Development Company, LLC as a retainer on account for redevelopment services. Additionally, AIMCO has committed to invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC, a newly formed company controlled by third parties. As of December 31, 2002, AIMCO had invested $11.7 million (see Note 4 to the consolidated financial statements in Item 8 of this Annual Report for additional information).

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposure relates to changes in interest rates. We are not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. We use predominantly long-term, fixed-rate and self-amortizing non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds or long-term debt financings.

        We had $1,411.2 million of variable rate debt outstanding at December 31, 2002, which represented 22.6% of our total outstanding debt. Of the total variable debt, the major components were floating rate tax-exempt bond financing ($786.2 million), floating rate secured notes ($219.0 million), the Casden Loan ($115.0 million), and the credit facility ($291.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income and cash flows being reduced by $14.1 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Variable rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index (the "BMA Index"). Since 1981, the BMA Index has averaged 54.2% of the 10-year Treasury Yield. If this relationship continues and based on our level of tax-exempt debt, an increase of 1% in taxable interest rates would result in our income and cash flows being reduced by $10.5 million on an annual basis. At December 31, 2002, the Company had $4,822.5 million of fixed-rate debt outstanding. As of December 31, 2001, based on our level of variable debt of $853.4 million, an increase in interest rates of 1% would have resulted in our income and cash flows being reduced by $8.5 million on an annual basis. The year ended December 31, 2002 had an increased potential reduction of $5.6 million as compared to the year ended December 31, 2001 due to our increased variable debt balance in 2002, as a result of our acquisitions and newly consolidated properties.

        As of December 31, 2002, the scheduled principal amortization and maturity payments for our consolidated secured notes payable and consolidated secured tax-exempt bonds were as follows (dollars in thousands):

	Amortization	Maturities	Total	Percentage
2003	$134,575	$178,939	$313,514	5.4%
2004	145,628	69,562	215,190	3.7%
2005	153,664	167,501	321,165	5.5%
2006	157,455	384,860	542,315	9.3%
2007	164,289	199,857	364,146	6.2%
Thereafter			4,071,386	69.9%

			$5,827,716	100.0%

        The estimated aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2002 approximate their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured tax-exempt bond debt and variable rate secured long-term debt approximate their carrying values. The fair value for our fixed-rate debt agreements were estimated based on the quoted market rate for the same or similar issues. The carrying amount of our fixed-rate debt at December 31, 2002 was $4.8 billion compared to the computed fair value of $5.5 billion (see Note 3 to the consolidated financial statements in Item 8 of this Annual Report).

ITEM 8. Financial Statements and Supplementary Data

        The independent auditor's report, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        All of the executive officers of our General Partner also serve as executive officers of AIMCO. Accordingly, the information below reflects the directors of our General Partner and the executive officers of both our General Partner and AIMCO. The officers of AIMCO and our General Partner are elected annually by their respective Boards of Directors.

Name	Age	First Elected	Position
Terry Considine	55	July 1994	Chairman of the Board of Directors and Chief Executive Officer
Peter K. Kompaniez	58	July 1994	Vice Chairman of the Board of Directors and President
Harry G. Alcock	40	October 1999	Executive Vice President and Chief Investment Officer
Miles Cortez	59	August 2001	Executive Vice President, General Counsel and Secretary
Joseph DeTuno	58	February 2001	Executive Vice President — Redevelopment
Patti K. Fielding	39	February 2003	Executive Vice President — Securities and Debt
Patrick J. Foye	46	May 1998	Executive Vice President
Lance J. Graber	42	October 1999	Executive Vice President — AIMCO Capital Transactions
Paul J. McAuliffe	46	February 1999	Executive Vice President and Chief Financial Officer
Ronald D. Monson	46	February 2001	Executive Vice President and Head of Property Operations
Thomas C. Novosel	44	April 2000	Senior Vice President — Chief Accounting Officer
James G. Purvis	50	February 2003	Executive Vice President — Human Resources
David Robertson	37	February 2002	Executive Vice President; President and Chief Executive Officer — AIMCO Capital

        The following is a biographical summary of the experience of the current directors of our General Partner and executive officers of our General Partner and AIMCO for the past five years or more.

        Terry Considine.    Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer since July 1994. Mr. Considine serves as Chairman and Chief Executive Officer of American Land Lease, Inc., another public real estate investment trust and successor to Asset Investors Corporation and Commercial Assets, Inc. Mr. Considine devotes his time to his responsibilities at AIMCO on a full time basis, and the balance to American Land Lease, Inc.

        Peter K. Kompaniez.    Mr. Kompaniez has been Vice Chairman of the Board of Directors since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997.

        Harry G. Alcock.    Mr. Alcock served as a Vice President from July 1996 to October 1997, when he was promoted to Senior Vice President — Acquisitions. Mr. Alcock served as Senior Vice President — Acquisitions until October 1999, when he was promoted to Executive Vice President and Chief Investment Officer. Mr. Alcock has had responsibility for acquisition and financing activities of the Company since July 1994.

        Miles Cortez.    Mr. Cortez was appointed Executive Vice President, General Counsel and Secretary in August 2001. Prior to joining the Company, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001. From August 1993 through November 1997, Mr. Cortez was a partner at McKenna & Cuneo LLP in Denver. He served as president of the Colorado Bar Association from 1996 to 1997 and the Denver Bar Association from 1982 to 1983.

        Joseph DeTuno.    Mr. DeTuno was appointed Executive Vice President — Redevelopment in February 2001 and previously served as Senior Vice President — Property Redevelopment from August 1997 to February 2001. Prior to joining the Company, Mr. DeTuno was President and founder of JD Associates, a full service real estate consulting, advisory and project management company that he founded in 1990.

        Patti K. Fielding.    Ms. Fielding was appointed Executive Vice President — Securities and Debt in February 2003. She is responsible for securities and debt financing and the treasury department. From January 2000 to February 2003, Ms. Fielding served as Senior Vice President — Securities and Debt. Ms. Fielding joined the Company in February 1997 and served as Vice President-Tenders, Securities and Debt until January 2000. Prior to joining the Company, Ms. Fielding was a Vice President with Hanover Capital Partners from 1996 to 1997, Vice Chairman, Senior Vice President and Principal of CapSource Funding Corp from 1993 to 1995, and Group Vice President with Duff & Phelps Rating Co. from 1987 to 1993.

        Patrick J. Foye.    Mr. Foye was appointed Executive Vice President in May 1998. He is responsible for AIMCO's continuous improvement initiative, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining the Company, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

        Lance J. Graber.    Mr. Graber has been Executive Vice President since October 1999. His principal business function is overseeing dispositions, refinancings, redevelopments and other transactions within AIMCO Capital's portfolio of affordable properties. Prior to joining the Company, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

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

        Thomas C. Novosel.    Mr. Novosel was appointed Senior Vice President and Chief Accounting Officer in April 2000. From October 1993 until he joined the Company, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to the Company.

        James G. Purvis.    Purvis was appointed Executive Vice President — Human Resources in February 2003. Prior to joining AIMCO, from October 2000 to February 2003, Mr. Purvis served as the Vice President of Human Resources at SomaLogic, Inc. a privately held biotechnology company in Boulder, Colorado. From July 1997 to October 2000, Mr. Purvis was the principal consultant for O3C Global Organization Solutions, a global human resources strategy and technology consulting company based in Colorado and London. From March 1996 to July 1997 Mr. Purvis served as the Senior Vice President of Employee Relations at TCI, Inc.

        David Robertson.    Mr. Robertson has been Executive Vice President since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. He is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining the Company, Mr. Robertson was a member of the investment-banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

        Section 16(a) Beneficial Ownership Compliance.    Section 16(a) of the Securities Exchange Act requires the General Partner's executive officers and directors, and persons who own more than ten percent of a registered class of OP Units, to file reports (Forms 3, 4 and 5) of unit ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than ten percent of the OP Units are required by Securities and Exchange Commission regulations to furnish us with copies of all such forms that they file.

        Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2002, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that during the period ended December 31, 2002, all filing requirements were complied with by our executive officers, directors and beneficial owners of more than ten percent of the OP Units, except that Mr. Ellwood inadvertently omitted a report for a purchase by his wife of 200 shares on November 26, 2002, which was reported on December 31, 2002.

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation paid for each of the three fiscal years ended December 31, 2002 to the directors of the General Partner and the Chief Executive Officer and each of the four other most highly compensated executive officers of the General Partner and AIMCO (the "Named Executive Officers"). Information regarding stock options and other stock based compensation payable by AIMCO has been included for informational purposes since we will issue to AIMCO additional OP Units upon exercise of such stock options and the contribution to us of the net proceeds therefrom.

					Long Term Compensation (1)
		Annual Compensation
							Securities Underlying Stock Options/SARs Awards (#)
Name and Principal Position	Year	Salary($)	Bonus($) (2)	Other Annual Compensation($)	Restricted Stock Awards ($)				All Other Compensation($)
Terry Considine Chairman of the Board of Directors and Chief Executive Officer	2002 2001 2000	200,000 100,000 275,000	510,000 857,500 None	None None None	None None None		615,044 921,970 200,000	(4)	None None None
Peter K. Kompaniez Vice Chairman of the Board of Directors and President	2002 2001 2000	200,000 100,000 235,000	485,000 507,500 None	None None None	None None	(5)	180,310 437,122 200,000	(6)	None None None
Paul J. McAuliffe Executive Vice President and Chief Financial Officer	2002 2001 2000	200,000 200,000 200,000	360,000 457,500 None	None None None	470,000 1,200,000	(7) (3) (3)	150,442 203,788 20,000	(8)	None None None
David Robertson (9) Executive Vice President — President and Chief Executive Officer — AIMCO Capital	2002	200,000	360,000	None		(10)	161,505	(11)	None
Lance J. Graber Executive Vice President — AIMCO Capital Transactions	2002 2001 2000	200,000 200,000 200,000	360,000 262,500 400,000	None None None	200,037 None	(12) (3)	207,965 None None	(13)	None None None

(1)
Restricted stock and stock options were awarded in January 2001 and 2002, respectively, with respect to fiscal years 2000 and 2001. Stock options were awarded in February 2003 with respect to fiscal year 2002.

(2)
Includes all incentive cash compensation earned by the Chief Executive Officer and each of the Named Executive Officers.

(3)
The value of the 2001 restricted stock awards at December 31, 2002 was $404,034 and $171,958 for Messrs. McAuliffe and Graber, respectively. Such value is determined by the market price, $37.48, for AIMCO's Class A Common Stock at the last day of the last fiscal year. The number of shares subject to 2000 restricted stock awards held by Messrs. McAuliffe and Graber at the end of fiscal year 2002 was 10,780 shares and 4,588 shares, respectively. With respect to Mr. McAuliffe's 10,780 shares, 8,028 are subject to restrictions that lapse on the second (40%), third (20%), fourth (20%) and fifth (20%) anniversaries of the award and 2,752 are subject to restrictions that lapse on the first (34%), second (33%) and third (33%) anniversaries of the award, thus restrictions have lapsed with respect to 935 shares of this award. The value of the 2000 restricted stock awards at the end of the last fiscal year was $944,308 for Mr. McAuliffe. Such value is determined by the market price, $37.48, for AIMCO's Class A Common Stock at the last day of the last fiscal year. The number of shares subject to 2000 restricted stock awards held by Mr. McAuliffe at the end of the last fiscal year was 25,195 shares. Restrictions lapse on the first (34%), second (33%) and third (33%) anniversaries of the award, thus restrictions have lapsed with respect to 16,880 shares of this award. Holders of restricted stock awards are entitled to receive the dividends thereto commencing on the date of grant.

(4)
This number reflects two option grants, each of which were made on February 3, 2003. Of the total, 150,442 vest 34% on the first anniversary of the award and 33% vests on each of the second and third anniversaries of the award and 464,602 vest 40% on the second anniversary of the award and 20% on each of the third, fourth and fifth anniversaries of the award.

(5)
As part of 2002 compensation, on May 1, 2003, Mr. Kompaniez will be granted a restricted stock grant of 11,210 shares, which shares will vest 40% on the second anniversary of the award and 20% on each of the third, fourth and fifth anniversaries of the award. Because the closing market price on date of grant is not known, the dollar value of the grant cannot be calculated at this time. At December 31, 2002, such an award would have had a value of $420,151 based on the market price, $37.48, for AIMCO's Class A Common Stock at the last day of the last fiscal year. Holders of restricted stock awards are entitled to receive the dividends thereto commencing on the date of grant.

(6)
This number reflects two option grants, each of which were made on February 3, 2003. Of the total, 139,381 vest 34% on the first anniversary of the award and 33% vests on each of the second and third anniversaries of the award and 40,929 vest 40% on the second anniversary of the award and 20% vests on each of the third, fourth and fifth anniversaries of the award.

(7)
As part of 2002 compensation, on May 1, 2003, Mr. McAuliffe will be granted a restricted stock grant of 22,008 shares, which shares will vest 40% on the second anniversary of the award and 20% on each of the third, fourth and fifth anniversaries of the award. Because the closing market price on date of grant is not known, the dollar value of the grant cannot be calculated at this time. At December 31, 2002, such an award would have had a value of $824,860 based on the market price, $37.48, for AIMCO's Class A Common Stock at the last day of the last fiscal year. Holders of restricted stock awards are entitled to receive the dividends thereto commencing on the date of grant.

(8)
This number reflects two option grants, each of which were made on February 3, 2003. Of the total, 84,071 vest 34% on the first anniversary of the award and 33% vests on each of the second and third anniversaries of the award and 66,372 vest 40% on the second anniversary of the award and 20% vests on each of the third, fourth and fifth anniversaries of the award.

(9)
Mr. Robertson was not an employee of the Company prior to February 2002.

(10)
As part of 2002 compensation, on May 1, 2003, Mr. Robertson will be granted a restricted stock grant of 24,759 shares, which shares will vest 40% on the second anniversary of the award and 20% on each of the third, fourth and fifth anniversaries of the award. Because the closing market price on date of grant is not known, the dollar value of the grant cannot be calculated at this time. At December 31, 2002, such an award would have had a value of $927,967 based on the market price, $37.48, for AIMCO's Class A Common Stock at the last day of the last fiscal year. Holders of restricted stock awards are entitled to receive the dividends thereto commencing on the date of grant.

(11)
This number reflects two option grants, each of which were made on February 3, 2003. Of the total 84,071 vest 34% on the first anniversary of the award and 33% vests on each of the second and third anniversaries of the award and 77,434 vest 40% on the second anniversary of the award and 20% vests on each of the third, fourth and fifth anniversaries of the award.

(12)
As part of 2002 compensation, on May 1, 2003, Mr. Graber will be granted a restricted stock grant of 12,390 shares, which shares will vest 40% on the second anniversary of the award and 20% on each of the third, fourth and fifth anniversaries of the award. Because the closing market price on date of grant is not known, the dollar value of the grant cannot be calculated at this time. At December 31, 2002, such an award would have had a value of $464,377 based on the market price, $37.48, for AIMCO's Class A Common Stock at the last day of the last fiscal year. Holders of restricted stock awards are entitled to receive the dividends thereto commencing on the date of grant.

(13)
This number reflects two option grants, each of which were made on February 3, 2003. Of the total, 84,071 vest 34% on the first anniversary of the award and 33% vests on each of the second and third anniversaries of the award and 123,894 vest 40% on the second anniversary of the award and 20% vests on each of the third, fourth and fifth anniversaries of the award.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        Information on options granted in 2003 for the 2002 fiscal year to the Named Executive Officers is set forth in the following table.

	Individual Grants (1)
Name	Number of Securities Underlying Options/SARs Granted(#) (2)	% of Total Options/SARs Granted To Employees in Fiscal Year	Exercise or Base Price($/Sh)	Expiration Date	Grant Date Present Value ($) (3)
Terry Considine	615,044	37.9%	$36.35	2/3/2013	$1,389,999
Peter K. Kompaniez	180,310	11.1	36.35	2/3/2013	407,501
Paul J. McAuliffe	150,442	9.3	36.35	2/3/2013	339,999
David Robertson	161,505	9.9	36.35	2/3/2013	365,001
Lance J. Graber	207,965	12.8	36.35	2/3/2013	470,001

(1)
Under the terms of the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the "1997 Stock Plan"), the plan administrator retains discretion, subject to certain restrictions, to modify the terms of outstanding options. The exercise price of incentive options granted under the 1997 Stock Plan equal the fair market value of a share of AIMCO Class A Common Stock on the date of grant. The exercise price of non-qualified options issued under the 1997 Stock Plan generally equals the fair market value of a share of AIMCO's Class A Common Stock on the date of grant.

(2)
For 150,442 options and 139,381 options for Messrs. Considine and Kompaniez, respectively and for 84,071 options for each of Messrs. McAuliffe, Robertson and Graber, vesting is on the first (34%), second (33%) and third (33%) anniversaries of the grant date of February 3, 2003. For 464,602 options, 40,929 options, 66,372 options, 77,434 options and 123,894 options for Messrs. Considine, Kompaniez, McAuliffe, Robertson and Graber, respectively, vesting is on the second (40%), third (20%), fourth (20%) and fifth (20%) anniversaries of the grant date of February 3, 2003.

(3)
The estimated present value at grant date of option grants in 2003 has been calculated using the Black-Scholes option pricing model based on the following assumptions: an estimated time until exercise of 5 years, a volatility of 19.5%, a risk-free interest rate of 3.52% and a dividend yield of 9.0%. The real value of these options depends on the actual performance of AIMCO's Class A Common Stock during the applicable period and upon when options are exercised. No gain to the optionee is possible without an increase in the share price, which would benefit all shareholders as well.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

        Information on option exercises during 2002 by the Named Executive Officers, and the value of unexercised options held by Named Executive Officers at December 31, 2002 is set forth in the following table.

			Number of Securities Underlying Unexercised Options/SARs at FY-End(#) (1)
					Value of Unexercised In-the-Money Options/SARs at FY-End($) (2)
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Terry Considine	None	None	2,270,000	2,662,308	$309,960	$116,340
Peter K. Kompaniez	None	None	565,000	1,017,432	91,560	46,515
Paul J. McAuliffe	None	None	120,000	477,760	57,600	38,400
David Robertson	None	None	None	361,505	None	None
Lance J. Graber	None	None	114,000	283,965	None	None

(1)
Includes: 615,044 shares, 180,310 shares, 150,442 shares, 161,505 shares and 207,965 shares subject to options granted to Messrs. Considine, Kompaniez, McAuliffe, Robertson and Graber, respectively, in February 2003.

(2)
Market value of underlying securities at fiscal year-end, less the exercise price. Market value is determined based on the closing price of AIMCO's Class A Common Stock on the New York Stock Exchange on December 31, 2002 of $37.48 per share.

EMPLOYMENT ARRANGEMENTS

        Each of Messrs. Considine and Kompaniez receive annual cash compensation pursuant to employment contracts with the Company. The initial two-year term of each of these contracts expired in July 1996 but the contracts are automatically renewed for successive one-year terms unless the officer is terminated by the Company. The base salary payable under the employment contracts is subject to annual review and adjustment by the Compensation and Human Resources Committee of the Board of Directors of AIMCO. The base annual salaries of Messrs. Considine and Kompaniez were $200,000 each for 2002. Each of Messrs. Considine and Kompaniez are also eligible for a bonus set by the Compensation and Human Resources Committee. See "Compensation and Human Resources Committee Report to Stockholders."

        The employment contracts provide that upon a change in control of AIMCO or a termination of employment under certain circumstances, the employee will be entitled to a payment equal to three times the average annual salary for the previous three years. The contracts provide that during the term of the contract and for one year thereafter in no event will the employees engage in the acquisition, development, operation or management of other multifamily rental apartment properties outside of AIMCO. In addition, the contracts provide that the employees will not engage in any active or passive investment in property relating to multifamily rental apartment properties, with the exception of the ownership of up to 1% of the securities of any publicly-traded company involved in those activities.

        Effective in January 2002, AIMCO entered into certain non-competition and non-solicitation agreements with a number of employees, including Messrs. Considine, Kompaniez, McAuliffe, Robertson and Graber. Pursuant to the agreements, in consideration for payment of certain bonus and restricted stock, each of these executives agreed that during the term of his employment with AIMCO and for a period of two (2) years following the termination of his employment, except in circumstances where there was a change in control of AIMCO, he could not (i) be employed by a competitor of AIMCO named on a schedule to the agreement, (ii) solicit other AIMCO employees to leave AIMCO's employ or (iii) solicit customers of AIMCO to terminate their relationship with AIMCO. The agreements further required that the executives protect AIMCO's trade secrets and confidential information.

        The agreements provide that in order to enforce the above-noted non-competition condition following the executive's termination of employment by AIMCO without cause, each of Messrs. Considine, Kompaniez, McAuliffe, Robertson and Graber will receive, for a period not to exceed the earlier of twenty-four (24) months following such termination or the date of acceptance of employment with a non-competitor, (i) severance pay in an amount, if any, to be determined by AIMCO in its sole discretion, and (ii) following payment of such severance, a monthly payment equal to two-thirds (2/3) of such executive's monthly base salary at the time of termination.

        For purposes of these agreements, "cause" is defined to mean, among other things, the executive's (i) breach of the agreement, (ii) failure to perform required employment services, (iii) misappropriation of AIMCO's funds or property, (iv) indictment, conviction, plea of guilty or plea of no contest to a crime involving fraud or moral turpitude, or (v) negligence, fraud, breach of fiduciary duty, misconduct or violation of law.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth certain information available to the Company, as of March 1, 2003, with respect to OP Units of the Company held by (i) each director of the General Partner and the five most highly compensated executive officers of the General Partner who were serving as of December 31, 2001; (ii) all directors and executive officers as a group; and (iii) those persons known to the Company to be the beneficial owners (as determined under the rules of the Securities and Exchange Commission) of more than 5% of such OP Units. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and executive officers is 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237, unless otherwise specified.

Name and Address of Beneficial Owner	Number of OP Units		Percentage Ownership of the Partnership (1)
Directors & Executive Officers of the General Partner:
Terry Considine	2,430,173	(2)	2.3%
Peter K. Kompaniez	354,410	(3)	*
Paul J. McAuliffe	6,358	(4)	*
David Robertson	None		*
Lance J. Graber	None		*
All directors and executive officers as a group (17 persons)	2,930,770	(5)	2.8%
5% or Greater Holders:
AIMCO-LP, Inc.	93,804,538	(6)	89.0%

*
Less than 1.0%

(1)
Represents the number of OP Units and Class I High Performance Partnership Units ("Class I Units") beneficially owned, divided by the total number of OP Units and Class I Units outstanding.

(2)
Includes 840,801 common OP Units and 1,589,372 Class I Units that represent 8.7% of OP Units outstanding and 66.8% of Class I Units outstanding, respectively. The 840,801 common OP Units include 179,735 common OP Units held by an entity in which Mr. Considine has sole voting and investment power, 2,300 common OP Units held by Titahotwo, RLLLP ("Titahotwo"), a Registered Limited Liability Limited Partnership in which Mr. Considine's brother is the trustee for the sole general partner and for which Mr. Considine disclaims beneficial ownership, and 157,698 common OP Units held by Mr. Considine's spouse, Elizabeth Considine, for which Mr. Considine disclaims beneficial ownership. All Class I Units are held by Titahotwo.

(3)
Includes 317,875 Class I Units that represent 0.4% of OP Units outstanding and 13.4% of Class I Units outstanding, respectively. The Class I Units include 158,938 units held by two trusts established by Mr. Kompaniez for his children for which he serves as trustee and disclaims beneficial ownership. Also includes 36,535 common OP Units, 23,625 of which are held indirectly by a corporation in which Mr. Kompaniez has a 75% interest, and the 7,870 common OP Units attributable to the 25% stockholder unaffiliated with Mr. Kompaniez are excluded pursuant to a contractual arrangement that prohibits Mr. Kompaniez from exercising voting or dispositive power over the 7,870 common OP Units. Mr. Kompaniez has no pecuniary interest in nor beneficial ownership of these 7,870 common OP Units.

(4)
Represents Class I Units, which constitute less than 1% of all Class I Units outstanding.

(5)
Includes 877,616.50 common OP Units and 2,053,154 Class I Units, which represent less than 1% of OP Units outstanding and 86.3% of Class I Units outstanding, respectively.

(6)
Represents OP Units.

ITEM 13. Certain Relationships and Related Transactions

        From time to time, we have entered into various transactions with certain of our executive officers and directors. We attempt to price such transactions based on fair market value, and believes that the transactions are on terms that are as favorable to us as could be achieved with unrelated third parties.

        In 2002, we sold to a limited liability company owned by members of senior management and other employees of the Company (approximately 45% by a Considine family partnership, approximately 11% by Mr. Kompaniez and approximately 44% by other employees) an aggregate of 4,398 Class V High Performance Partnership Units, or Class V Units, for approximately $938,000. The sale was approved by AIMCO's stockholders at its 2002 Annual Stockholders' Meeting.

        Based upon the total return of AIMCO's Class A Common Stock during 2001 and 2002, compared to the Morgan Stanley REIT Index, and a 23.2% minimum return, the Class III Units were valued at $0 as of January 1, 2003 and the allocable investment made by the holders of $1,792,764 was lost.

        Based upon the total return of AIMCO's Class A Common Stock during 2001 and 2002, compared to the Morgan Stanley REIT Index, and a 23.2% minimum return, the Class IV Units were valued at $0 for the period of January 1, 2001 through December 31, 2002, however, the full measurement period ends on December 31, 2003.

        Based on the total return of AIMCO's Class A Common Stock during 2002, compared to the Morgan Stanley REIT Index, and a 11% minimum return, the Class V Units were valued at $0 for the period of January 1, 2002 through December 31, 2002, however, the full measurement period ends on December 31, 2004.

        We are currently proposing if approved by AIMCO's stockholders at its 2003 Annual Stockholders' Meeting to issue up to 5,000 Class VI High Performance Partnership Units to a limited liability company that we expect will be owned by members of senior management and other employees of the Company (approximately 40% by a Considine family partnership, approximately 10% by Mr. Kompaniez, and approximately 50% by other employees) for $958,000.

STOCK PURCHASE LOANS

        From time to time, prior to the effectiveness of the Sarbanes-Oxley Act of 2002 in July 2002, AIMCO made loans to its executive officers to finance their purchase of shares of AIMCO Class A Common Stock from AIMCO. In February 2002, AIMCO sold to Mr. Robertson 68,603 shares of AIMCO Class A Common Stock for a purchase price of $3,000,009. The purchase price was equal to the closing price of AIMCO's Class A Common Stock on the New York Stock Exchange on the date of sale. In payment for such shares, Mr. Robertson executed a promissory note payable to AIMCO bearing interest at 6.75% per annum, payable quarterly, and due in 2012. In order to comply with the Sarbanes-Oxley Act of 2002, AIMCO no longer provides loans to executive officers and will not make any material modification to any existing loans to executive officers. The following table sets forth certain information with respect to stock purchase loans to executive officers.

Name	Interest Rate	Highest Amount Owed During 2002	Amount Repaid Since Inception (thru 3/01/03)	March 1, 2003 Balance
Terry Considine	7.25%	$15,797,963	$20,768,504	$15,067,486
Peter K. Kompaniez	7.25	1,944,584	11,936,265	-0-
Harry G. Alcock	7.00	761,845	651,853	642,153
Miles Cortez	7.25	3,000,045	70,495	2,929,550
Joseph DeTuno	7.00	398,029	323,572	176,421
Patti K. Fielding	7.25	597,296	81,621	538,379
Patrick J. Foye	6.25	2,613,702	589,535	2,410,489
Lance J. Graber	7.00	1,925,000	126,423	1,798,577
Paul J. McAuliffe	7.00	2,021,576	591,116	1,808,889
Ronald D. Monson	7.25	1,077,280	418,069	788,143
Thomas C. Novosel	7.25	-0-	1,330,000	-0-
James G. Purvis	n/a	n/a	n/a	n/a
David Robertson	6.75	3,000,009	98,515	2,901,494

		$33,137,329	$36,985,968	$29,061,581

LOANS RELATED TO HIGH PERFORMANCE UNITS

        From time to time, prior to the effectiveness of the Sarbanes-Oxley Act of 2002 in July 2002, we made loans to certain of our executive officers and employees to finance their investment in High Performance Units through a limited liability company owned by a limited number of our employees. Each loan is a full recourse loan repayable pursuant to an installment payment or a payroll deduction plan. No such loans have been made to Messrs. Considine or Kompaniez. The following table sets forth certain information with respect to these loans. The employees named below are the Named Executive Officers. Other executive officers and non-executive officers who received loans are grouped in the "other employees" category. In order to comply with the Sarbanes-Oxley Act of 2002, we no longer provide loans to executive officers and will not make any material modification to any existing loans to executive officers. The following table sets forth certain information with respect to loans to executive officers.

Name	Interest Rate	Highest Amount Owed During 2002	Amount Loaned For Class V Units	Amount Repaid Since Inception (thru 3/01/03)	March 1, 2003 Balance
Terry Considine	n/a	n/a	n/a	n/a	n/a
Peter K. Kompaniez	n/a	n/a	n/a	n/a	n/a
Lance J. Graber	7.00%	$71,711	n/a	—	$71,711
Paul J. McAuliffe	7.00	484,252	$74,620	$107,323	376,929
David Robertson	7.00	21,320	21,320	3,462	17,858
Other Employees as a group (50 persons)	7.00	1,443,991	230,488	285,212	1,158,780

		$2,021,274	$326,428	$395,997	$1,625,278

ITEM 14. Controls and Procedures

        Our principal executive officer and principal financial officer have within 90 days of the filing date of this annual report, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of evaluation. We do not believe any significant deficiencies or material weaknesses exist in our internal controls. Accordingly, no corrective actions have been taken.

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.
(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.
(a)(3)	The Exhibit Index is included on page 53 of this report and incorporated herein by reference.
(b)	Reports on Form 8-K for the quarter ended December 31, 2002:
None.

INDEX TO EXHIBITS (1)

EXHIBIT NO.	DESCRIPTION
2.1	Acquisition Agreement, dated as of June 28, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company and AIMCO/NHP Properties, Inc., as Buyers, and Leo E. Zickler, Francis P. Lavin, Robert B. Downing, Mark E. Schifrin, Marc B. Abrams, and Richard R. Singleton, as Sellers (Exhibit 2.1 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, is incorporated herein by this reference)
2.2
Agreement and Plan of Merger, dated as of November 29, 2000, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/OTEF, LLC and Oxford Tax Exempt Fund II Limited Partnership (Annex A to AIMCO's Registration Statement on Form S-4 filed December 1, 2000, is incorporated herein by this reference)
2.3
Agreement and Plan of Merger, dated as of December 3, 2001, by and among Apartment Investment and Management Company, Casden Properties, Inc. and XYZ Holdings LLC (Exhibit 2.1 to AIMCO's Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.1
Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994 as amended and restated as of October 1, 1998 (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.2
First Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 6, 1998 (Exhibit 10.9 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, is incorporated herein by this reference)
10.3
Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 30, 1998 (Exhibit 10.1 to Amendment No. 1 to AIMCO's Current Report on Form 8-K/A, filed February 11, 1999, is incorporated herein by this reference)
10.4
Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 18, 1999 (Exhibit 10.12 to AIMCO's Annual Report on Form 10-K for the year ended December 31 1998, is incorporated herein by this reference)
10.5
Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 1999 (Exhibit 10.2 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)
10.6
Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.3 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION
10.7
Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 26, 1999 (Exhibit 10.1 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, is incorporated herein by this reference)
10.8
Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 27, 1999 (Exhibit 10.1 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, is incorporated herein by this reference)
10.9
Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 14, 1999 (Exhibit 10.9 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.10
Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.10 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated hereby by reference)
10.11
Tenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 21, 1999 (Exhibit 10.11 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.12
Eleventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of January 13, 2000 (Exhibit 10.12 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference)
10.13
Twelfth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 19, 2000 (Exhibit 10.2 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, is incorporated herein by this reference)
10.14
Thirteenth Amendment to the Third and Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 7, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2000, is incorporated herein by this reference)
10.15
Fourteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 12, 2000 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.16
Fifteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.17
Sixteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 15, 2000 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.18
Seventeenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 10, 2000 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended September 30, 2000, is incorporated herein by this reference)
10.19
Eighteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 16, 2000 (Exhibit 10.19 to AIMCO's Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.20
Nineteenth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of February 28, 2001 (Exhibit 10.20 to AIMCO's Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION
10.21
Twentieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 19, 2001 (Exhibit 10.21 to AIMCO's Annual Report on Form 10-K/A for the fiscal year 2000, is incorporated herein by this reference)
10.22
Twenty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 10, 2001 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.23
Twenty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of June 20, 2001 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.24
Twenty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 20, 2001 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.25
Twenty-fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of August 1, 2001 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.26
Twenty-fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.5 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.27
Twenty-sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.6 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.28
Twenty-seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 2, 2001 (Exhibit 10.7 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended June 30, 2001, is incorporated herein by this reference)
10.29
Twenty-eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 25, 2002 (Exhibit 10.1 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.30
Twenty-ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of March 11, 2002 (Exhibit 10.2 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.31
Thirtieth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 1, 2002 (Exhibit 10.3 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.32
Thirty-first Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of April 10, 2002 (Exhibit 10.4 to the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarterly period ended March 31, 2002, is incorporated herein by this reference)
10.33
Thirty-second Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of May 14, 2002 (Exhibit 10.1 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION
10.34
Thirty-third Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of November 27, 2002 (Exhibit 10.34 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.35
Fourth Amended and Restated Credit Agreement ("BofA Credit Agreement") among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A., Fleet National Bank, First Union National Bank, and the other financial institutions party thereto, dated as of March 11, 2002 (Exhibit 10.29 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)
10.35.1
Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of August 2, 2002, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein (Exhibit 10.2 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
10.35.2
Fifth Amended and Restated Credit Agreement, dated as of February 14, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein (Exhibit 10.35.2 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.36
Payment Guaranty (Revolver Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders party to the BofA Credit Agreement (Exhibit 10.30 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)
10.37
Payment Guaranty (Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Bank of America, N.A. and the lenders party to the BofA Credit Agreement (Exhibit 10.31 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)
10.38
Interim Credit Agreement ("Lehman Credit Agreement") among Apartment Investment and Management Company, AIMCO Properties, L.P., NHP Management Company, Lehman Commercial Paper, Inc., and the other financial institutions party thereto, dated as of March 11, 2002 (Exhibit 10.32 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)
10.38.1
Second Amendment, dated as of August 2, 2002, to the Interim Credit Agreement, dated as of March 11, 2002, by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.3 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is incorporated herein by this reference)
10.38.2
Third Amendment, dated as of February 14, 2003 to the Interim Credit Agreement, dated as of March 11, 2002, by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.38.2 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference)
10.39
Payment Guaranty (Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Lehman Commercial Paper, Inc. and the lenders party to the Lehman Credit Agreement (Exhibit 10.33 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)
10.40
Payment Guaranty (Non-Casden Guarantors), dated as of March 11, 2002, by the guarantor signors thereto in favor of Lehman Commercial Paper, Inc. and the lenders party to the Lehman Credit Agreement (Exhibit 10.34 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION
10.41
Consent and Voting Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, certain stockholders of Casden Properties, Inc., and Casden Park, La Brea, Inc., set forth on the signature pages thereto (Exhibit 2.2 to AIMCO's Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.42
Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to AIMCO's Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.43
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to AIMCO's Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)
10.44
Purchase Agreement, dated March 21, 2002, by and among Cohen & Steers Quality Income Realty Fund, Inc., Cohen & Steers Equity Income Fund, Inc. and Apartment Investment and Management Company (Exhibit 1.1 to AIMCO's Current Report on Form 8-K, dated March 25, 2002, is incorporated herein by this reference)
10.45
Placement Agency Agreement, dated March 21, 2002, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Merrill Lynch & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Exhibit 1.2 to AIMCO's Current Report on Form 8-K, dated March 25, 2002, is incorporated herein by this reference)
10.46
Employment Contract, executed on July 29, 1994, by and between AIMCO Properties, L.P., and Peter Kompaniez (Exhibit 10.44A to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.47
Employment Contract executed on July 29, 1994 by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.44C to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by this reference)*
10.48
Apartment Investment and Management Company 1998 Incentive Compensation Plan (Annex B to AIMCO's Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 1998, is incorporated herein by this reference)*
10.49
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference) *
10.50
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*
10.51
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*
10.52
Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan, adopted August 29, 1996 (Exhibit 10.8 to AIMCO's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, is incorporated herein by this reference)*
10.53
Amended and Restated Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (Annex B to AIMCO's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997, is incorporated herein by this reference)*
10.54
The 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries (Exhibit 10.40 to Annual Report on Form 10-K of Ambassador Apartments, Inc. for the year ended December 31, 1997, is incorporated herein by this reference)*

EXHIBIT NO.	DESCRIPTION
10.55
Amendment to the 1994 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P. and Subsidiaries (Exhibit 10.41 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
10.56
The 1996 Stock Incentive Plan for Officers, Directors and Key Employees of Ambassador Apartments, Inc., Ambassador Apartments, L.P., and Subsidiaries, as amended March 20, 1997 (Exhibit 10.42 to Ambassador Apartments, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
10.57
Insignia 1992 Stock Incentive Plan, as amended through March 28, 1994 and November 13, 1995 (Exhibit 10.1 to Insignia Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference)*
10.58	NHP Incorporated 1990 Stock Option Plan (Exhibit 10.9 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*
10.59	NHP Incorporated 1995 Incentive Stock Option Plan (Exhibit 10.10 to NHP Incorporated Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by this reference)*
10.60	Summary of Agreement for Sale of Stock to Executive Officers (Exhibit 10.104 to AIMCO's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference)*
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
99.1	Agreement re: disclosure of long-term debt instruments
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

*
Management contract

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2003.

AIMCO PROPERTIES, L.P.
By:	AIMCO-GP, Inc., its General Partner
/s/ TERRY CONSIDINE Terry Considine Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TERRY CONSIDINE Terry Considine	Chairman of the Board and Chief Executive Officer	March 25, 2003
PETER K. KOMPANIEZ Peter K. Kompaniez	Vice Chairman, President and Director	March 25, 2003
/s/ PAUL J. MCAULIFFE Paul J. McAuliffe	Executive Vice President and Chief Financial Officer	March 25, 2003
/s/ THOMAS C. NOVOSEL Thomas C. Novosel	Senior Vice President and Chief Accounting Officer	March 25, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Terry Considine, certify that:

1.
I have reviewed this annual report on Form 10-K of AIMCO Properties, L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ TERRY CONSIDINE Terry Considine Chairman and Chief Executive Officer of AIMCO-GP, Inc., (equivalent of chief executive officer of AIMCO Properties, L.P.)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Paul J. McAuliffe, certify that:

1.
I have reviewed this annual report on Form 10-K of AIMCO Properties, L.P.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ PAUL J. MCAULIFFE Paul J. McAuliffe Executive Vice President and Chief Financial Officer of AIMCO-GP, Inc. (equivalent of chief financial officer of AIMCO Properties, L.P.)

AIMCO PROPERTIES, L.P.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Partners
AIMCO Properties, L.P.

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. as of December 31, 2002 and 2001, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AIMCO Properties, L.P. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," as of January 1, 2002. As a result, the accompanying consolidated financial statements for 2001 and 2000, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Denver, Colorado February 7, 2003 except for Note 28, as to which the date is February 14, 2003

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
(In Thousands)

	2002	2001
ASSETS
Real estate:
Land	$1,987,293	$1,038,101
Buildings and improvements	8,646,065	7,064,715

Total real estate	10,633,358	8,102,816
Less accumulated depreciation	(1,708,754)	(1,515,192)

Net real estate	8,924,604	6,587,624
Cash and cash equivalents	99,553	78,078
Restricted cash	224,884	137,468
Accounts receivable	85,553	65,059
Accounts receivable from affiliates	47,060	34,669
Deferred financing costs	73,168	81,810
Notes receivable, primarily from unconsolidated real estate partnerships	169,238	248,915
Notes receivable from AIMCO	39,428	7,607
Investments in unconsolidated real estate partnerships	368,195	580,702
Other assets	259,168	248,594
Assets held for sale	64,478	130,000

Total assets	$10,355,329	$8,200,526

LIABILITIES AND PARTNERS' CAPITAL
Secured tax-exempt bond financing	$1,244,852	$978,362
Secured notes payable	4,582,864	3,394,051
Term loan	115,011	—
Credit facility	291,000	213,500

Total indebtedness	6,233,727	4,585,913
Accounts payable	12,136	8,224
Accrued liabilities and other	297,575	232,373
Deferred rental income	15,445	9,075
Security deposits	41,065	31,174
Deferred income taxes payable, net	36,680	36,348
Liabilities related to assets held for sale	50,945	83,749

Total liabilities	6,687,573	4,986,856

Mandatorily redeemable convertible preferred securities	15,169	20,637
Minority interest in consolidated real estate partnerships	76,504	112,962
Partners' capital:
Preferred units	1,098,683	1,251,311
General Partner and Special Limited Partner	2,129,014	1,428,411
Limited Partners	362,888	411,721
High performance units	(3,230)	1,162
Less: Investment in AIMCO Class A Common Stock	(11,272)	(12,534)

Total partners' capital	3,576,083	3,080,071

Total liabilities and partners' capital	$10,355,329	$8,200,526

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2002, 2001 and 2000
(In Thousands, Except Per Unit Data)

	2002	2001	2000
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$1,405,684	$1,224,667	$998,552
Property operating expenses	(561,412)	(465,721)	(413,077)

Income from property operations	844,272	758,946	585,475

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	100,550	158,367	33,630
Management and other expenses	(78,262)	(112,047)	(11,137)
Amortization of intangibles	(4,026)	(18,729)	(6,698)

Income from investment management business	18,262	27,591	15,795

General and administrative expenses	(20,344)	(18,530)	(18,123)
Other expenses	(10,200)	(6,400)	—
Provision for losses on accounts, fees and notes receivable	(9,006)	(6,646)	—
Depreciation of rental property	(288,589)	(327,070)	(287,809)
Interest expense	(339,737)	(297,507)	(260,133)
Interest and other income	78,090	68,417	65,963
Equity in earnings (losses) of unconsolidated real estate partnerships	694	(16,662)	7,618
Equity in losses of unconsolidated subsidiaries	—	—	(2,290)
Minority interest in consolidated real estate partnerships	(15,094)	(37,619)	(3,094)

Operating earnings	258,348	144,520	103,402
Gain (loss) on dispositions of real estate	(27,902)	18,848	26,335
Distributions to minority partners in excess of income	(26,979)	(46,359)	(24,375)

Income from continuing operations	203,467	117,009	105,362
Discontinued operations:
Income from discontinued operations, net of tax of $2,507 for the year ended December 31, 2002	2,735	4,055	4,355

Net income	206,202	121,064	109,717
Net income attributable to preferred unitholders	107,646	100,134	70,217

Net income attributable to common unitholders	$98,556	$20,930	$39,500

Earnings per common unit — basic:
Income from continuing operations (net of preferred distributions)	$0.97	$0.20	$0.47

Net income attributable to common unitholders	$1.00	$0.25	$0.53

Earnings per common unit — diluted:
Income from continuing operations (net of preferred distributions)	$0.96	$0.20	$0.46

Net income attributable to common unitholders	$0.99	$0.25	$0.52

Weighted average units outstanding	98,093	83,770	74,427

Weighted average units and unit equivalents outstanding	99,168	84,960	75,917

Distributions paid per common unit	$3.28	$3.12	$2.80

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
For the Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	High Performance Units	Investment in AIMCO Common Stock	Total
Partners' Capital at December 31, 1999	$707,745	$1,545,256	$256,429	$—	$(23,000)	$2,486,430
Contributions from AIMCO related to preferred offerings	226,894	—	—	—	—	226,894
Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $7,733	—	2,611	—	—	—	2,611
Contribution from AIMCO related to options and warrants exercised	(480)	18,906	—	—	—	18,426
Amortization of unvested restricted stock of AIMCO	—	527	—	—	—	527
Common units redeemed by Limited Partners to Special Limited Partner	—	9,825	(11,336)	—	1,511	—
Conversion of mandatorily redeemable convertible preferred securities	—	117,170	—	—	—	117,170
Repurchase of common units	—	(2,580)	—	—	—	(2,580)
Acquisitions of real estate or interests in real estate through issuance of common units	—	—	97,175	—	—	97,175
Acquisitions of real estate or interests in real estate through issuance of preferred units	28,178	—	—	—	—	28,178
Acquisitions of additional interest in unconsolidated subsidiaries through issuance of common units	—	—	102	—	—	102
Conversion of preferred units to common units	(25,000)	25,000	—	—	—	—
Repayment of notes receivable from officers of AIMCO	—	15,050	—	—	—	15,050
Net income	70,217	35,981	3,519	—	—	109,717
Distributions paid to common unitholders	—	(188,600)	(16,962)	—	—	(205,562)
Distributions paid to preferred unitholders	(64,249)	—	—	—	500	(63,749)
Adjustment to reflect Limited Partners' capital at redemption value	—	(87,631)	87,631	—	—	—

Partners' Capital at December 31, 2000	943,305	1,491,515	416,558	—	(20,989)	2,830,389
Contributions from AIMCO related to preferred offerings	179,695	—	—	—	—	179,695
Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $10,693	—	203	—	—	—	203
Contribution from AIMCO related to options and warrants exercised	—	18,744	—	—	—	18,744
Amortization of unvested restricted stock of AIMCO	—	3,141	—	—	—	3,141
Common and preferred units redeemed by Limited Partners to Special Limited Partner	(3,790)	15,863	(19,211)	—	7,138	—
Reclassification of Class I Units	—	—	(2,070)	2,070	—	—
Issuance of Class II Units, Class III Units, and Class IV Units	—	—	—	4,910	—	4,910
Conversion of mandatorily redeemable convertible preferred securities	—	11,693	—	—	—	11,693
Repurchase of common units	—	(33,298)	—	—	—	(33,298)
Acquisitions of real estate or interests in real estate through issuance of common units	—	—	50,194	—	—	50,194
Acquisitions of real estate or interests in real estate through issuance of preferred units	29,718	—	—	—	—	29,718
Contributions from AIMCO related to OTEF merger	100,000	106,305	—	—	—	206,305
Repayment of notes receivable from officers of AIMCO	—	8,535	—	—	—	8,535
Net income	100,134	18,086	2,250	594	—	121,064
Distributions paid to common and high performance unitholders	—	(227,659)	(20,717)	(6,412)	1,317	(253,471)
Distributions paid to preferred unitholders	(97,751)	—	—	—	—	(97,751)
Adjustment to reflect Limited Partners' capital at redemption value	—	15,283	(15,283)	—	—	—

Partners' Capital at December 31, 2001	1,251,311	1,428,411	411,721	1,162	(12,534)	3,080,071
Contributions from AIMCO related to preferred offerings	50,000	511	—	—	—	50,511
Contributions from AIMCO related to issuance of AIMCO Class A Common Stock	—	367,753	—	—	—	367,753
Contribution from AIMCO related to stock purchased by officers, net of notes receivable of $7,755	—	84	—	—	—	84
Contribution from AIMCO related to options and warrants exercised	—	12,157	18,706	—	—	30,863
Amortization of unvested restricted stock of AIMCO	—	4,233	—	—	—	4,233
Conversion of preferred units to common units	(229,455)	229,455	—	—	—	—
Common and preferred units redeemed by Limited Partners to Special Limited Partner	(5,831)	45,841	(40,010)	—	—	—
Issuance of Class V Units	—	—	—	900	—	900
Conversion of mandatorily redeemable convertible preferred securities	—	5,468	—	—	—	5,468
Redemption of common units	—	—	(684)	—	—	(684)
Acquisitions of real estate or interests in real estate through issuance of common units	—	1,004	16,245	—	—	17,249
Acquisitions of real estate or interests in real estate through issuance of preferred units	33,690	—	—	—	—	33,690
Contributions from AIMCO and issuance of common units related to Casden merger	—	164,882	41,491	—	—	206,373
Repayment of notes receivable from officers of AIMCO	—	5,251	—	—	—	5,251
Net income	107,646	85,476	10,569	2,511	—	206,202
Distributions paid to common and high performance unitholders	—	(280,129)	(36,533)	(7,803)	1,262	(323,203)
Distributions paid to preferred unitholders	(108,678)	—	—	—	—	(108,678)
Adjustment to reflect Limited Partners' capital at redemption value	—	58,617	(58,617)	—	—	—

Partners' Capital at December 31, 2002	$1,098,683	$2,129,014	$362,888	$(3,230)	$(11,272)	$3,576,083

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$206,202	$121,064	$109,717

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	292,615	345,799	294,507
Distributions to minority partners in excess of income	26,979	46,359	24,375
Loss (gain) on dispositions of real estate	27,902	(18,848)	(26,335)
Income from discontinued operations	(2,735)	(3,742)	(4,355)
Minority interest in consolidated real estate partnerships	15,094	37,619	3,094
Equity in (earnings) losses of unconsolidated real estate partnerships	(694)	16,662	(7,618)
Equity in losses of unconsolidated subsidiaries	—	—	2,290
Changes in operating assets and operating liabilities, net	(68,693)	(53,067)	4,689

Total adjustments	290,468	370,782	290,647

Net cash provided by operating activities	496,670	491,846	400,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(578,745)	(66,534)	(53,933)
Initial capital expenditures	(34,697)	(61,016)	(61,476)
Capital Enhancements	(7,528)	(31,500)	(33,445)
Capital Replacements	(82,048)	(67,204)	(59,250)
Redevelopment additions to real estate	(145,490)	(147,313)	(126,160)
Proceeds from sales of property	281,787	165,098	159,340
Proceeds from sale of investments	22,747	253,277	—
Purchase of general and limited partnership interests and other assets	(68,485)	(114,312)	(453,263)
Purchase/originations of notes receivable	(109,475)	(111,157)	(81,657)
Proceeds from repayment of notes receivable	83,332	53,207	64,559
Cash from newly consolidated properties	13,602	23,656	54,875
Cash paid in connection with merger/acquisition related costs	(260,874)	(80,630)	(31,889)
Distributions received from AIMCO	1,262	1,317	500
Distributions received from investments in unconsolidated real estate partnerships	10,780	42,473	75,818

Net cash used in investing activities	(873,832)	(140,638)	(545,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	956,565	628,529	502,085
Principal repayments on secured notes payable borrowings	(623,026)	(538,038)	(265,269)
Proceeds from secured tax-exempt bond financing	297,551	112,702	—
Principal repayments on secured tax-exempt bond financing	(352,074)	(150,949)	(26,677)
Principal repayments on secured short-term financing	—	(25,105)	—
Net borrowings (pay downs) on term loan and revolving credit facilities	192,509	(178,240)	119,540
Payment of loan costs	(17,384)	(17,774)	(21,920)
Proceeds from issuance of common and preferred units, exercise of options/warrants	423,013	205,076	251,348
Principal repayments received on notes due from officers of AIMCO on common unit purchases	5,251	8,535	15,050
Repurchase of common units	(684)	(33,298)	(2,580)
Proceeds from issuance of high performance units	1,002	3,235	—
Payment of distributions to minority interests	(50,943)	(92,379)	(100,638)
Payment of distributions to the General Partner and Special Limited Partner	(280,129)	(227,659)	(188,600)
Payment of distributions to Limited Partners	(36,533)	(20,717)	(16,962)
Payment of distributions to high performance units	(7,803)	(6,412)	—
Payment of distributions to preferred units	(108,678)	(97,751)	(64,249)

Net cash provided by (used in) financing activities	398,637	(430,245)	201,128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,475	(79,037)	55,511
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	78,078	157,115	101,604

CASH AND CASH EQUIVALENTS AT END OF YEAR	$99,553	$78,078	$157,115

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$347,352	$329,695	$254,802
Non Cash Transactions Associated with the Acquisition of Properties and Interests in Unconsolidated Real Estate Partnerships:
Secured debt assumed in connection with purchase of real estate	—	25,900	60,605
Real estate, investments in unconsolidated real estate partnerships, and other assets acquired	7,114	65,314	93,975
Assumption of operating liabilities	1,525	1,411	148
Units issued	5,589	38,003	33,222
Non Cash Transactions Associated with Acquisition of Limited Partnership Interests and Interests in the Unconsolidated Subsidiaries:
Issuance of units for interests in real estate partnerships and other interests	17,875	41,328	29,885
Non Cash Transactions Associated with Mergers:
Real estate	1,076,569	—	324,602
Investments in and notes receivable, primarily from unconsolidated real estate partnerships	41,722	(1,444)	121,671
Investments in and notes receivable from unconsolidated subsidiaries	—	—	157,785
Restricted cash	70,095	—	7,212
Other assets	42,336	243,091	6,163
Secured debt	684,661	(30,020)	248,524
Accounts payable, accrued and other liabilities	129,668	30,445	74,310
Deferred income tax payable, net	2,147	—	—
Minority interest in consolidated real estate partnerships	1	—	23,816
Common units issued	206,373	106,305	62,177
Preferred units issued	—	100,000	—
Non Cash Transactions Associated with Consolidation of Assets:
Real estate	743,014	715,434	1,754,492
Investments in and notes receivable primarily from unconsolidated real estate partnerships	(271,231)	(55,279)	(685,173)
Investments in and notes receivable from unconsolidated subsidiaries	—	(315,818)	(3,271)
Restricted cash	19,492	17,323	46,284
Other assets	44,294	264,015	55,128
Secured debt	488,464	476,883	1,133,197
Unsecured debt — term loan	—	63,000	—
Accounts payable, accrued and other liabilities	39,960	110,578	63,011
Deferred income tax payable, net	—	34,969	—
Minority interest in consolidated real estate partnerships	16,337	(26,827)	1,573
Non Cash Transfer of Assets to an Unconsolidated Subsidiary:
Real estate	—	—	(9,429)
Other:
Origination of notes receivable from officers of AIMCO	7,755	10,693	7,733
Conversion of preferred units and securities into common units	234,923	11,693	150,199
Tenders payable for purchase of limited partner interest	340	19,447	—

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 1 — Organization

        AIMCO Properties, L.P., a Delaware limited partnership (the "Partnership" and together with its consolidated subsidiaries and other controlled entities, the "Company"), was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment communities. The Partnership's securities include Partnership Common Units ("common OP Units"), Partnership Preferred Units ("preferred OP Units"), and High Performance Partnership Units ("High Performance Units"), which are collectively referred to as "OP Units." Apartment Investment and Management Company ("AIMCO") is the owner of the General Partner — AIMCO-GP, Inc. — and Special Limited Partner — AIMCO-LP, Inc., as defined in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended (the "Partnership Agreement"). The General Partner and Special Limited Partner hold common OP Units of the Partnership. In addition, AIMCO (through the General Partner and Special Limited Partner) is the primary holder of outstanding preferred OP Units. The Limited Partners (as defined in the Partnership Agreement) of the Partnership are individuals or entities that own common OP Units or preferred OP Units other than AIMCO, the General Partner or the Special Limited Partner. After holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to the prior right of the Partnership to elect to acquire some or all of the common OP Units tendered for redemption for cash or in exchange for shares of AIMCO Class A Common Stock. Common OP Units redeemed for AIMCO Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units may or may not be redeemable based on their respective terms, as provided for in the Partnership Agreement. Except as the context otherwise requires, "AIMCO" refers to AIMCO and AIMCO's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

        The Partnership, through its operating divisions and subsidiaries, holds substantially all of AIMCO's assets and manages the daily operations of AIMCO's business and assets. All employees of the Company are employees of the Partnership; AIMCO has no employees.

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

        AIMCO frequently consummates transactions for the benefit of the Partnership. For legal, tax or other business reasons, AIMCO may hold title or ownership of certain assets until they can be transferred to the Partnership. However, the Partnership has a controlling financial interest in substantially all of AIMCO's assets in the process of transfer to the Partnership.

        As of December 31, 2002, the Company owned or managed a portfolio of 1,788 apartment properties (individually a "property" and collectively the "properties") containing 318,152 apartment units located in 47 states, the District of Columbia and Puerto Rico. Based on apartment unit data compiled by the National Multi Housing Council, as of December 31, 2002, the Company was the largest owner and operator of apartment properties in the United States. The Company serves approximately one million residents per year.

        As of December 31, 2002, the Company:

  •
  owned a controlling equity interest in 187,506 apartment units in 728 properties (which the Company refers to as "consolidated");

  •
  owned a non-controlling equity interest in 73,924 apartment units in 511 properties (which the Company refers to as "unconsolidated"), of which 64,937 apartment units were managed by us; and

  •
  provided services or managed, for third party owners, 56,722 apartment units in 549 properties, primarily pursuant to long-term agreements (includes 45,187 apartment units in 448 properties that are asset managed only, and not also property managed).

        At December 31, 2002, the Partnership had 103,452,171 common OP Units, 41,293,016 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive — see Note 20) outstanding.

NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Partnership, its majority owned subsidiaries and consolidated real estate partnerships. Pursuant to a Management and Contribution Agreement between the Partnership and AIMCO, the Partnership has acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of AIMCO in which the Partnership does not have an interest, and AIMCO has granted the Partnership a right of first refusal to acquire such subsidiaries' assets for no additional consideration. Pursuant to the agreement, AIMCO has also granted the Partnership certain rights with respect to assets of such subsidiaries. Effective January 1, 2001, as a result of the Company acquiring all of the voting stock of certain previously unconsolidated subsidiaries, the Company began consolidating the results of operations of these subsidiaries (see Note 6). As used herein, and except where the context otherwise requires, "partnership" refers to a limited partnership or a limited liability company and "partner" refers to a limited partner in a limited partnership or a member in a limited liability company. Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by AIMCO or the Partnership generally are not available to pay creditors of AIMCO or the Partnership.

Impairment of Long-Lived Assets

        Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. As of December 31, 2002, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 2002, 2001 and 2000.

Real Estate and Depreciation

        Direct costs associated with the acquisition of ownership or control of properties are capitalized as a cost of the assets acquired, and are depreciated over the estimated useful lives of the related assets. "Initial Capital Expenditures" or "ICE" are those costs considered necessary by the Company in its investment decision to correct deferred maintenance or improve a property. "Capital Enhancements" are costs incurred that add a material new feature or increase the revenue potential of a property. ICE and Capital Enhancement costs are capitalized and depreciated over the estimated useful lives of the related assets, generally 5 - 15 years.

        Expenditures in excess of $250 that maintain an existing asset, which has a useful life of more than one year are capitalized as "Capital Replacement" expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

        In 2001, the Company completed a comprehensive review of its real estate related depreciation including property-by-property analyses of more than 500 properties producing more than 90% of the Company's Free Cash Flow from real estate. As a result of this review, the Company has changed its estimate of the remaining useful lives for its real estate assets. Effective July 1, 2001 for certain assets and October 1, 2001 for the majority of the portfolio, the Company extended the useful lives of the assets from a weighted average composite life of 25 years, to a weighted average composite life of 30 years. This change increased net income by approximately $85 million, or $0.86 per diluted unit and $36 million, or $0.42 per diluted unit for 2002 and 2001, respectively. The Company believes the change reflects the remaining useful lives of the assets and is consistent with prevailing industry practice.

        Depreciation is calculated on the straight-line method based on a 13 to 40 year life for buildings and improvements and five years for furniture, fixtures and equipment.

Redevelopment and Other Capital Expenditure Activities

        The Company capitalizes direct and indirect costs (including interest, real estate taxes and other costs) in connection with the redevelopment, ICE, Capital Enhancement and Capital Replacement needs of its owned or controlled properties. Indirect costs that do not relate to the above activities, including general and administrative expenses are charged to expense as incurred. Interest and other costs of $18.0 million and $40.7 million, $16.8 million and $48.1 million, and $10.1 million and $15.6 million were capitalized for the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized costs are included in redevelopment, ICE, and Capital Replacement and Capital Enhancement spending and are reflected in associated returns from these related assets.

Cash Equivalents

        The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts and tax and insurance impound accounts held by lenders.

Deferred Costs

        Deferred financing fees and costs incurred in obtaining financing are capitalized and amortized over the terms of the related loan agreements and are charged to interest expense.

        Deferred leasing commissions and concessions incurred in connection with leasing efforts are capitalized and amortized over the terms of the related lease and are charged to property operating expense.

Notes Receivable Primarily From Unconsolidated Real Estate Partnerships and Related Interest Income and Provision for Losses

        Notes receivable primarily from unconsolidated real estate partnerships are carried at the lower of cost or fair value and consist substantially of subordinated notes receivable (where the Company is the general partner and issuer), the ultimate repayment of which is subject to a number of variables, including the performance and value of the underlying real estate property and the ultimate timing of such repayments. The notes receivable were either extended by the Company and are carried at the face amount plus accrued interest ("par value notes") or were made by predecessors whose positions have been acquired at a discount and are carried at the acquisition amount using the cost recovery method ("discounted notes"). Under the cost recovery method, the discounted notes are carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. The carrying amounts of notes receivable approximate their fair value in consideration of interest rates, market conditions and other qualitative factors (see Note 7).

        The Company assesses the collectibility of each note on a periodic basis through a review of the collateral, the property operations, the value of the underlying real estate property and the borrower's ability to repay the loan. Loan losses on notes receivable are charged to expense and an allowance account is established when the Company believes the principal balance will not be fully recovered.

        Income on the par value notes receivable is recorded as earned in accordance with the terms of the related loan agreements. The Company recognizes interest income earned from its investments in discounted notes receivable based upon whether the collectibility of such amounts is both probable and estimable. The accrual of interest on either par value or discounted notes is discontinued when, in the opinion of the Company, impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans, or loans that are otherwise not performing in accordance with their terms, is recorded on a cost recovery basis. Interest income is ultimately collected in cash or through foreclosure of the property securing the note or through obtaining an additional equity interest in the partnership that owns the property.

        Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), the Company has determined that certain discounted notes are collectible for amounts greater than their carrying value. Accordingly, the Company is recognizing accretion income on certain discounted notes on a prospective basis over the estimated remaining life of the loans, equal to the difference between the carrying value of the discounted notes and the estimated collectible value.

Investments in Unconsolidated Real Estate Partnerships

        The Company owns general and limited partnership interests in real estate partnerships that own apartment properties. Investments in real estate partnerships in which the Company has significant influence but does not have control are accounted for under the equity method. Under the equity method, the Company's pro-rata share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships (see Note 5).

Investments in Unconsolidated Subsidiaries

        Effective January 1, 2001, the Company acquired control and began consolidating its previously unconsolidated subsidiaries (see Note 6). Prior to this date, the Company had significant influence but did not have control. Accordingly, such investments were accounted for under the equity method. Under the equity method, the Company's pro-rata share of the losses of the entity for the period being presented was included in equity in losses from unconsolidated subsidiaries. As a result of this consolidation in 2001, the results of operations of the investment management business increased substantially in 2001 over 2000.

Other Assets

        Included in other assets is goodwill associated with the purchase of property management businesses that had previously been amortized on a straight-line basis over twenty years. Also included in other assets are other intangible assets for purchased management contracts that are amortized on a straight-line basis over terms ranging from five to twenty years. In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The Company adopted the requirements of SFAS 142 beginning January 1, 2002, and has completed the goodwill impairment testing required by SFAS 142 and did not identify any impairments. See Note 19 for the impact of the adoption of the non-amortization provision of SFAS 142 on net income and income from continuing operations and earnings per unit for the year ended December 31, 2002.

Minority Interest in Consolidated Real Estate Partnerships

        Interests held in consolidated real estate partnerships by limited partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in real estate partnerships represents the minority partners' share of the underlying net assets of the Company's consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners' excess of distributions over net income when the partnership has deficit equity, even though the Company does not suffer any economic effect, cost or risk. This charge is classified in the consolidated statements of income as distributions to minority partners in excess of income. Losses are allocated to minority partners until such time as such losses exceed the minority interest basis, in which case the Company recognizes 100% of the losses in operating earnings, even though the Company does not suffer any economic effect, cost or risk. With regard to such consolidated real estate partnerships, approximately $7.0 million in losses related to the minority interest ownership were charged to operations for the year ended December 31, 2002, $1.9 million for the year ended December 31, 2001 and no losses were charged to operations for the year ended December 31, 2000.

Revenue Recognition

        The Company's properties have operating leases with apartment residents with terms generally of twelve months or less. Rental revenue related to these leases is recognized on an accrual basis when due from residents in accordance with SEC

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In accordance with the Company's standard lease terms, rental payments are generally due on a monthly basis. Any concessions given at the inception of the lease are amortized over the life of the lease. Property management and asset management fees are recognized when earned.

Gain (Loss) on Dispositions of Real Estate and Discontinued Operations

        As a result of the Company's adoption of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 144") effective January 1, 2002, the Company now reports assets held for sale (as defined by SFAS 144) and assets sold in the current period as discontinued operations. As a result, gain (loss) on dispositions of real estate does not include any gain or loss associated with the disposal of consolidated properties that were classified as discontinued operations during 2002. For the year ended December 31, 2002, gain (loss) on dispositions of real estate only included gain or loss on disposals of real estate held by unconsolidated real estate partnerships and casualty gain or loss on all properties. For the periods ended December 31, 2001 and 2000, gain (loss) on dispositions of real estate included gain or loss associated with all properties.

        For the year ended December 31, 2002, discontinued operations included the operations of the properties sold and classified as held for sale in 2002 and the associated gain (loss) on the disposition of the properties. For the year ended December 31, 2001 and 2000, discontinued operations included the 2001 and 2000 operations of the properties sold and classified as held for sale in 2002, while no gains or losses on assets sold in 2001 or 2000 were included.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are generally comprised of amounts receivable from residents and non-affiliated real estate partnerships for which the Company provides property management and other services. The Company evaluates all accounts receivable from residents and an allowance is established for amounts greater than 30 days past due. The accounts receivable relating to residents are presented net of an allowance for doubtful accounts of approximately $4.1 million and $1.9 million in 2002 and 2001, respectively. The Company evaluates all accounts receivable from non-affiliated real estate partnerships and an allowance is established for amounts greater than 120 days past due. The accounts receivable relating to non-affiliated real estate partnerships are presented net of an allowance for doubtful accounts of approximately $3.9 million and $1.6 million in 2002 and 2001, respectively.

Accounts Receivable and Allowance for Doubtful Accounts from Affiliates

        Accounts receivable from affiliates are generally comprised of amounts receivable from real estate partnerships in which the Company has an ownership interest related to property management and other services provided to the real estate partnerships. The Company evaluates all accounts receivable balances from affiliates on a periodic basis, and an allowance is established for the amounts deemed to be uncollectible. The accounts receivable from affiliates are presented net of an allowance for doubtful accounts of approximately $4.1 million and $5.6 million in 2002 and 2001, respectively.

Derivative Financial Instruments

        The Company predominately uses long-term, fixed-rate and self-amortizing non-recourse debt in order to avoid, among other things, risk related to fluctuating interest rates. Where the Company does use variable-rate debt, occasionally the Company enters into short-term economic hedges, such as interest rate swap agreements and interest rate cap agreements, to reduce its exposure to interest rate fluctuations. The interest rate swap agreements are generally utilized by the Company to modify the Company's exposure to interest rate risk by converting the variable-rate debt to a fixed rate. The interest rate cap agreements utilized by the Company effectively limit the Company's exposure to interest rate risk by providing a ceiling on the underlying variable rate debt. Normally, the interest rate caps are embedded within the original debt contract and are considered clearly and closely related to the debt contract and, therefore, are not measured as separate derivative instruments. Free standing interest rate exchange agreements were not material.

Insurance

        Management believes that the Company's insurance coverages insure its properties adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood and other perils. AIMCO Assurance Ltd., a Bermuda domiciled insurer wholly owned by the Company, has a reinsurance contract with a third party provider to cover 100% of the first $1 million loss from any casualty related to the conventional properties. The affordable properties are insured for the first $1 million through an independent third party carrier. For the policy year ending February 28, 2003, the Company was insured for any casualty loss in excess of $1 million, up to $230 million, by a combination of several "excess" insurance providers, all of which were at least A-rated. For the policy year ending February 28, 2003, the Company also has retained an annual aggregate exposure of $4 million above the first $1 million per occurrence. As a result of the Terrorism Risk Insurance Act of 2002, the Company is currently evaluating the price of offers, mandated by the legislation, to purchase terrorism insurance. In addition to the above, the Company has self-insured retentions in workers' compensation liability coverage. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience and are recorded in the operations of the investment management business.

Income Taxes

        Income or losses of the Partnership are allocated to the partners of the Partnership for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements. AIMCO has elected to be taxed as a Real Estate Investment Trust (REIT), as defined under the Internal Revenue Code of 1986, as amended. In order for AIMCO to qualify as a REIT, at least 95% of AIMCO's gross income in any year must be derived from qualifying sources. The activities of subsidiaries engaged in the investment management business are not qualifying sources.

        As a REIT, AIMCO generally will not be subject to United States Federal income taxes at the corporate level on its net income that is distributed to its stockholders if it distributes at least 90% (95% prior to 2001) of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If AIMCO fails to qualify as a REIT in any taxable year, its taxable income will be subject to United States Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIMCO qualifies as a REIT, it may be subject to certain state and local income taxes and to United States Federal income and excise taxes on its undistributed income.

        Certain taxable REIT subsidiaries of the Company account for income taxes using the liability method. Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse.

Earnings Per Unit

        Earnings per unit is calculated based on the weighted average number of common and common OP Unit equivalents and dilutive convertible units and securities outstanding during the period. Diluted earnings per unit also includes the effect of potential issuances of additional common OP Units if stock options and warrants were exercised or converted into AIMCO Class A Common Stock (see Note 18).

Fair Value of Financial Instruments

        The aggregate fair value of the Company's cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2002 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of the Company's variable rate secured tax-exempt bond debt and secured long-term debt approximate their carrying value. For the fixed rate secured tax-exempt bond debt and secured long-term debt, fair values have been based on estimates using present value techniques (see Note 3). These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument.

Concentration of Credit Risk

        Financial instruments that potentially could subject the Company to significant concentrations of credit risk consist principally of notes receivable primarily from unconsolidated real estate partnerships. Concentrations of credit risk with respect to notes receivable primarily from unconsolidated real estate partnerships are limited due to the large number of partnerships comprising the Company's partnership base, the geographic diversity of the underlying properties, and the number of partnership distributions.

Use of Estimates

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications

        Certain items included in the 2001 and 2000 financial statements amounts have been reclassified to conform to the 2002 presentation.

NOTE 3 — Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents

        The carrying amounts of cash and cash equivalents reported in the balance sheet for cash and short-term investments classified as cash equivalents approximate those assets' fair value.

Bonds receivable and retained residual interest

        The carrying amounts of bonds receivable and retained residual interests included in other assets in the balance sheet approximate those assets' fair values. The Company generally estimates fair value of the bonds receivable and the retained residual interests based on the present value of future expected cash flows of the bonds, which are derived from the underlying properties' operations. The fair value of both the bonds receivable and the retained residual interests, based on the underlying properties that secure the bonds, are estimated using management's best estimates of the key assumptions — capitalization rates and discount rates commensurate with the risks involved.

Mortgages payable

        The fair value of the Company's borrowings under its variable rate agreements approximate their carrying value. The fair value for the Company's fixed-rate debt agreements is estimated based on the quoted market prices for the same or similar issues. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The carrying amount of accrued interest approximates fair value. These balances do not include liabilities related to assets classified as held for sale as these are considered short-term liabilities and their carrying values are considered to approximate their fair values.

        The carrying amounts and fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

	2002 Asset (Liability)		2001 Asset (Liability)
Financial Instrument	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents and restricted cash	$324,437	$324,437	$215,546	$215,546
Bonds receivable and retained residual interest	—	—	28,634	28,634
Mortgages payable — fixed rate	(4,822,537)	(5,476,632)	(3,762,312)	(4,183,543)

NOTE 4 — Mergers and Acquisitions

Casden Merger

        On March 11, 2002, AIMCO completed the acquisition of Casden Properties Inc. ("Casden") pursuant to an Agreement and Plan of Merger dated as of December 3, 2001, by and among AIMCO, Casden and XYZ Holdings LLC. The acquisition of Casden included the merger of Casden into AIMCO, and the merger of a subsidiary of AIMCO into another REIT affiliated with Casden (collectively, the "Casden Merger"). The approximately $1.1 billion acquisition is comprised of the following:

  •
  17 properties comprised of 4,975 conventional apartment units located in Southern California;

  •
  99 properties comprised of 11,027 affordable apartment units located in 25 states; and

  •
  National Partnership Investments Corp. ("NAPICO"), a subsidiary of Casden, which as general and/or limited partner of numerous limited partnerships has interests in more than 400 properties with more than 41,000 units.

        In addition, as part of the Casden Merger, AIMCO has committed to do the following:

  •
  purchase two properties currently under development that will have a total of 1,731 units, for minimum deferred consideration of $619 million, which is payable upon satisfactory completion and attainment of 60% occupancy (on November 27, 2002, AIMCO purchased one phase of one of the properties comprising 250 units for $55.5 million);

  •
  provide a stand-by facility of $70 million in debt financing associated with the two properties under development (as of December 31, 2002, no funds have been drawn on this stand-by facility); and

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC, a newly formed company controlled by third parties. As of December 31, 2002, the Company had invested $11.7 million. Casden Properties, LLC acts as general contractor for the entity that is developing the two properties AIMCO has committed to purchase. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. AIMCO will have an option, but not an obligation to purchase, at completion, all multifamily rental projects developed by Casden Properties, LLC.

        AIMCO paid approximately $1.1 billion, which included an earnout of $15 million as a result of property performance for the period ended December 31, 2001. AIMCO issued 3.508 million shares of AIMCO Class A Common Stock and the Partnership issued 882,784 common OP Units (valued at $164.9 million and $41.5 million, respectively, based on $47 per share/unit), paid approximately $198 million in cash and acquired title subject to existing mortgage indebtedness of approximately $685 million, and assumed short-term indebtedness of approximately $48 million. AIMCO also incurred approximately $15 million in transaction costs comprised largely of professional fees, which included legal, accounting, tax and acquisition due diligence. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. AIMCO contributed substantially all of the assets and liabilities acquired in the Casden Merger to the Partnership. The aggregate purchase price of $1.1 billion (including AIMCO's transaction costs of $15.0 million) was recorded as follows (in thousands):

Real Estate	$1,083,825
Cash and cash equivalents	72,227
Investment in unconsolidated real estate partnerships	39,394
Other assets	30,136
Secured tax-exempt bond financing	219,102
Secured notes payable	465,559
Short-term debt	246,022
Accounts payable and accrued liabilities	85,100
Other liabilities	3,426
Partners' capital	206,373

        The allocation of the purchase price of Casden is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities and other evaluations of fair value. Therefore, the allocations reflected above may differ from the amounts ultimately determined.

        In connection with the Casden Merger, the Company borrowed $287 million from Lehman Commercial Paper Inc. and other participating lenders, pursuant to a term loan (the "Casden Loan") to pay the cash required to complete the Casden Merger. During 2002, the Company repaid approximately 60% of the Casden Loan principally with portions of the proceeds from AIMCO's public offering of AIMCO Class A Common Stock, AIMCO's offering of Class R Cumulative Preferred Stock, property sales and other net cash flow from operations. The outstanding balance on the Casden Loan was $115 million at December 31, 2002.

New England Properties Acquisition

        On August 29, 2002, the Company completed the acquisition of certain New England area properties (the "New England Properties Acquisition") pursuant to a definitive agreement dated as of July 10, 2002, by and among the Partnership, Thomas J. Flatley and others. In this acquisition, the Company acquired 11 conventional garden and mid-rise apartment properties located primarily in the greater Boston, Massachusetts area. These properties include 4,323 units located on approximately 553 acres in the aggregate. The total cost of the acquisition included a purchase price of $500 million for the properties, $2.5 million in transaction costs and $34.2 million of initial capital expenditures (of which $28 million will be spent to complete a kitchen and bath program and $6.2 million will be spent to address other identified property needs). The acquisition was funded through a combination of non-recourse property debt of $308.7 million in long-term, fixed rate, fully amortizing notes with an average interest rate of 5.69%; and $200 million from the Company's credit facility. The Company expects to repay the facility with net cash flow from operations and proceeds from property sales. The Company accounted for this transaction as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. The current allocation of the purchase price of the New England Properties Acquisition is based upon preliminary estimates and is subject to final resolution of certain contingent liabilities and other evaluations of fair value.

        In connection with the New England Properties Acquisition, the Company entered into an exchange agreement with a third party intermediary on 10 of the 11 properties. This agreement was for a maximum term of 180 days and allowed the Company to pursue favorable tax treatment on other properties sold by the Company within this period. During this 180-day period, that ended on February 25, 2003, the third party intermediary was the legal owner, although the Company retained all of the economic benefits and risks associated with these properties and had indemnified the third party intermediary. As of the expiration of the 180-day period, the Company has taken legal ownership of all of these properties.

Oxford Tax Exempt Fund

        On March 26, 2001, the Company completed a merger pursuant to an agreement entered into on November 29, 2000 between AIMCO and Oxford Tax Exempt Fund II Limited Partnership ("OTEF"), for a total purchase price of $270 million, comprised of $100 million in AIMCO's Class P Convertible Cumulative Preferred Stock (the "Class P Preferred Stock"), $106 million in AIMCO Class A Common Stock issued at $48.46 per share (2.185 million shares of AIMCO Class A Common Stock), $17 million in cash, and $47 million in assumed liabilities. OTEF merged with a subsidiary of the Partnership. In connection with the Company's acquisition of interests in properties (the "Oxford properties") from affiliates of Oxford Realty Financial Group, Inc., on September 20, 2000, the Company had acquired interests in OTEF's managing general partner and OTEF's associate general partner. OTEF was a publicly traded master limited partnership that invested primarily in tax-exempt bonds issued to finance properties owned by affiliates of OTEF, including the Oxford properties. In the merger, each beneficial interest was converted into the right to receive 0.299 shares of AIMCO Class A Common Stock and 0.547 shares of AIMCO's Class P Preferred Stock. In addition, the beneficial interest holders received a special distribution of $50 million, or $6.21 per beneficial interest. This transaction was accounted for as a purchase, and as a result, the results of operations were included in the consolidated statement of income from the date of acquisition. Subsequent to the merger, the Company sold certain of the tax-exempt bond receivables, with a carrying value of $246.8 million, to an unrelated third party at a discount to their face amount and retained a residual interest in those bonds. The fair value of the Company's retained residual interests was based on the future cash flows from the bonds. In 2001, the Company received net proceeds of approximately $253.3 million and recognized gains of $26.1 million on the sale of these tax-exempt bonds, which included $19.6 million of retained residual interests (see Note 26). Approximately $23 million of tax-exempt bonds were not sold in 2001, of such amount; (i) $14 million were eliminated in consolidation and (ii) $9.0 million remained held by the Company and were classified with other assets. During 2002, in connection with the sale of certain assets, as well as additional proceeds received from the refinancing of the tax-exempt bonds of the underlying properties, the Company's retained residual interests were collected.

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

Limited Partnership Acquisitions

        During 2002 and 2001, the Company acquired limited partnership interests in 323 partnerships and 261 partnerships, respectively, in which affiliates of the Company served as a general partner. During 2002, the Company paid approximately $31.0 million, of which $27.7 million was in cash and the remainder in OP Units in connection with such tender offers, a portion of which related to increasing the ownership interest in consolidated real estate partnerships. During 2001, the Company paid approximately $178.0 million, of which $135.6 million was in cash and the remainder in OP Units in connection with such tender offers.

NOTE 5 — Investments in Unconsolidated Real Estate Partnerships

        The Company owned general and limited partner interests in approximately 445 unconsolidated real estate partnerships at December 31, 2002, approximately 487 unconsolidated real estate partnerships at December 31, 2001 and approximately 625 unconsolidated real estate partnerships at December 31, 2000, respectively. The interests were acquired through acquisitions, direct purchases and separate offers to other limited partners. The Company's total ownership interests in these unconsolidated real estate partnerships range from 1% to 55%. However, based on the provisions of the partnership agreements, which grant varying degrees of control, the Company is not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes.

        The following table provides selected combined financial information for the Company's unconsolidated real estate partnerships as of and for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Real estate, net of accumulated depreciation	$1,569,144	$1,848,659	$2,215,184
Total assets	1,880,982	2,212,779	2,703,753
Secured and other notes payable	1,787,756	2,854,195	3,574,971
Total liabilities	2,306,931	3,114,349	3,786,855
Partners' deficit	(425,949)	(901,570)	(1,083,102)
Rental and other property revenues	587,199	670,661	777,621
Property operating expenses	(319,685)	(347,309)	(408,198)
Income from property operations	267,514	323,352	369,423
Depreciation expense	(123,489)	(141,123)	(140,730)
Interest expense	(176,087)	(218,635)	(232,995)
Net income	27,505	82,140	135,927

        The decrease in the amounts in the above table from year to year was primarily due to dispositions and the Company's purchase of controlling interests in, and resultant consolidation of, various partnerships previously accounted for under the equity method.

        As a result of the Company's acquisitions of interests in unconsolidated real estate partnerships, the investment in these partnerships at December 31, 2002 of $367.9 million is approximately $450 million in excess of the Company's share of the underlying historical net liabilities of the partnerships. The excess of the cost of the investments acquired over the equity in the underlying net liabilities is ascribed to the fair values of land and buildings owned by the unconsolidated real estate partnerships. The Company amortizes the excess basis related to the buildings over their estimated useful lives.

NOTE 6 — Investments in Unconsolidated Subsidiaries

        In prior years, in order to satisfy certain requirements of the Internal Revenue Code applicable to AIMCO's status as a REIT, certain assets of the Company were held through unconsolidated subsidiaries in which the Partnership held non-voting preferred stock representing a 99% economic interest and certain officers and directors of AIMCO held all of the voting common stock, representing a 1% economic interest. As a result of the controlling ownership interest in the unconsolidated subsidiaries being held by others, the Company accounted for its interest in the unconsolidated subsidiaries using the equity method through December 31, 2000.

        The REIT Modernization Act, which became effective January 1, 2001, among other things, permits REITS to own taxable REIT subsidiaries. Therefore, effective January 1, 2001, the Company acquired the 1% controlling ownership interest in the unconsolidated subsidiaries. As a result, the Company began consolidating these subsidiaries as of January 1, 2001.

        The following table provides selected combined historical financial information for the Company's unconsolidated subsidiaries as of and for the year ended December 31, 2000 (in thousands):

2000
Total assets	$700,077
Total liabilities	606,802
Stockholders' equity	70,466
Total revenues	177,088
Total expenses	(173,773)
Net income	3,135

NOTE 7 — Notes Receivable Primarily From Unconsolidated Real Estate Partnerships

        The following table summarizes the Company's notes receivable primarily from unconsolidated real estate partnerships at December 31, 2002 and 2001 (in thousands):

	Notes Receivable Primarily From Unconsolidated Real Estate Partnerships
	2002	2001
Par value notes	$85,641	$135,750
Discounted notes	89,010	107,761
Less: allowance for loan losses	(5,413)	—

Total	$169,238	$243,511

        As of December 31, 2002 and 2001, the Company held, primarily through its consolidated corporate subsidiaries, $85.6 million and $135.8 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest. During 2002, the Company determined that an allowance for loan losses of $4.1 million was required on certain of its par value notes that had a carrying value of $10.5 million at December 31, 2002. No allowance for loan losses was recorded in 2001 on par value notes. Upon determining that less than the full amount of the notes was collectible, the Company ceased recording interest income on the impaired par value loans. The average recorded investment in the impaired par value loans for the year ended December 31, 2002 was $7.5 million. The Company believes the remaining $74.0 million in par value notes receivable is collectible and, therefore, interest income on these par value notes is recognized as it is earned. Interest income from par value notes for the years ended December 31, 2002, 2001 and 2000, totaled $26.6 million, $26.0 million, and $25.6 million, respectively.

        As of December 31, 2002 and 2001, the Company held discounted notes, including accrued interest, with a carrying value of $89.0 million and $107.8 million, respectively. The total face value plus accrued interest of these notes was $167.2 million and $270.7 million in 2002 and 2001, respectively. During 2002, the Company recorded an allowance for loan losses of $1.3 million on discounted notes that had a carrying value of $9.3 million. No allowance for loan losses was recorded in 2001 on discounted notes. The average recorded investment in the impaired discounted loans for the year ended December 31, 2002 was $11.8 million.

        The discounted notes are accounted for under the cost recovery method, which results in the discounted notes being carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancing, foreclosures and rights offering activities), the Company has determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, the Company is recognizing accretion income, on a prospective basis over the estimated remaining life of the loans, equal to the difference between the carrying value of the discounted notes and the estimated collectible value. For the years ended December 31, 2002, 2001 and 2000, the Company recognized accretion income of approximately $36.8 million ($0.38 per basic unit and $0.37 per diluted unit), $9.9 million ($0.12 per basic and diluted unit), and $26.4 million ($0.35 per basic and diluted unit), respectively. These amounts are net of allocated expenses in 2002, 2001 and 2000 of $1.0 million, $4.4 million and $4.3 million, respectively. The notes receivable generally are realizable through collection of cash or obtaining ownership of the property or of an additional equity interest in the partnership owning the property.

        The activity in the allowance for loan losses in total for both par value and discounted notes for the year ended December 31, 2002, is as follows (in thousands):

Balance at December 31, 2001	$—
Provision for losses on loans	9,006
Allowance for loan losses reclassified due to foreclosure on the loan	(2,602)
Allowance for loan losses reclassified due to sale of real estate and collection of the loan	(991)

Balance at December 31, 2002	$5,413

        The Company will continue to monitor the collectibility or impairment of each note on a periodic basis, and changes in the required allowances may occur in the future due to changes in the market environment.

        As of December 31, 2002 and 2001, the Company had $60.7 million and $53.7 million, respectively, in notes receivable that were secured by interests in real estate or interests in real estate partnerships. The Company earns interest on these notes receivable at various interest rates ranging between 7.0% and 12.5%.

NOTE 8 — Secured Tax-Exempt Bond Financing

        The following table summarizes the Company's secured tax-exempt bond financing at December 31, 2002 and 2001, all of which is non-recourse to the Company (in thousands):

	2002	2001
Fixed rate, interest only, ranging from 1.3% to 9.3%, non-amortizing bonds, due at various dates through 2025	$42,570	$6,700
Fixed rate, sinking fund bonds, ranging from 5.0% to 10.0%, due at various dates through 2036	150,891	103,742
Fixed rate, fully-amortizing bonds, ranging from 4.9% to 11.3%, due at various dates through 2036	265,190	289,768
Variable rate, sinking fund bonds, ranging from 1.8% to 10.0%, due at various dates through 2029	188,601	232,301
Variable rate, partially amortizing bonds, ranging from 2.2% to 8.4%, due at various dates through 2031	137,438	272,420
Variable rate, cash flow amortizing bonds, ranging from 3.7% to 7.2%, due 2002	—	16,214
Variable rate, interest only bonds, ranging from 1.4% to 11.0%, due at various dates through 2027	460,162	57,217

Total	$1,244,852	$978,362

        As of December 31, 2002, the scheduled principal amortization and maturity payments for the Company's secured tax-exempt bonds are as follows (in thousands):

	Amortization	Maturities	Total
2003	$11,506	$10,717	$22,223
2004	11,904	94	11,998
2005	11,119	46,684	57,803
2006	10,343	130,900	141,243
2007	10,875	39,307	50,182
Thereafter			961,403

			$1,244,852

        At December 31, 2002, the Company's secured tax-exempt bond financing was secured by 90 properties with a combined net book value of $1,886.0 million.

NOTE 9 — Secured Notes Payable

        The following table summarizes the Company's secured notes payable at December 31, 2002 and 2001, all of which are non-recourse to the Company (in thousands):

	2002	2001
Fixed rate, interest only, ranging from 4.0% to 12.0%, non-amortizing notes maturing at various dates through 2031	$140,295	$47,685
Fixed rate, convertible to amortizing construction loan, maturing in 2020	87,233	90,000
Fixed rate, contingent repayment/restructuring, ranging from 0.0% to 1.0%, non-amortizing notes maturing at various dates through 2031	9,988	—
Fixed rate, ranging from 5.5% to 10.5%, partially amortizing notes maturing at various dates through 2031	1,030,380	1,031,261
Fixed rate, ranging from 4.0% to 13.5%, fully-amortizing notes maturing at various dates through 2038	3,095,990	2,193,156
Variable rate, ranging from 2.2% to 10.0%, partially-amortizing notes maturing at various dates through 2025	192,761	24,345
Variable rate, ranging from 2.2% to 6.9%, non-amortizing notes maturing at various dates through 2022	26,217	7,604

Total	$4,582,864	$3,394,051

        As of December 31, 2002, the scheduled principal amortization and maturity payments for the Company's secured notes payable are as follows (in thousands):

	Amortization	Maturities	Total
2003	$123,069	$168,222	$291,291
2004	133,724	69,468	203,192
2005	142,545	120,817	263,362
2006	147,112	253,960	401,072
2007	153,414	160,550	313,964
Thereafter			3,109,983

			$4,582,864

        At December 31, 2002, the Company's secured notes payable was secured by 618 properties with a combined net book value of $6,976.8 million.

NOTE 10 — Term Loan

        The Casden Loan was used to pay the cash required to complete the Casden Merger. Transaction costs (including advisory fees) incurred on the term loan were $12.2 million, which included $8.8 million of advisory fees (which are included as a cost of the Casden Merger in Note 4) and $3.4 million of deferred loan costs. During 2002, the Company repaid approximately 60% of the Casden Loan principally with portions of the proceeds from AIMCO's public offering of Class A Common Stock, AIMCO's offering of Class R Cumulative Preferred Stock, property sales and other net cash flow from operations. The weighted average interest rate on the Casden Loan at December 31, 2002 was 3.96%, and the balance outstanding was $115 million.

        The financial covenants contained in the Casden Loan require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0. In addition, the Casden Loan limits the Company from distributing more than 80% of its Funds From Operations (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). On August 5, 2002, the Company and its lenders amended the Casden Loan, to reduce the fixed charge coverage ratio requirement from 1.70:1 to 1.60:1, effective for the quarter ended June 30, 2002 through the quarter ending June 30, 2003; 1.65:1 for the quarter ending September 30, 2003 through the quarter ending December 31, 2003; and 1.70:1 thereafter. The Casden Loan imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO's assets and obligations. The Casden Loan is secured by a first priority pledge of the equity owned by AIMCO and certain subsidiaries of AIMCO in other subsidiaries of AIMCO and a second priority pledge of certain non-real estate assets of the Company. As of December 31, 2002, the Company was in compliance with all financial covenant requirements.

        Subsequent to December 31, 2002, additional modifications were made to the loan covenants. See Note 28 for further information.

NOTE 11 — Credit Facility

        On March 11, 2002, the Company amended and restated its revolving credit facility as necessitated by the execution of the Casden Loan, in order to conform certain provisions of the loans. The commitment remained $400 million, and there are ten lender participants in the facility's syndicate. The obligations under the amended and restated credit facility are secured by a first priority pledge of certain of the Company's non-real estate assets and a second priority pledge of the equity owned by AIMCO and certain subsidiaries of AIMCO in other subsidiaries of AIMCO. Borrowings under the amended and restated credit facility are available for general corporate purposes. The amended and restated credit facility matures in July 2004 and can be extended once at the Company's option, for a term of one year. The annual interest rate under the credit facility is based either on LIBOR or a base rate which is the higher of Bank of America, N.A.'s reference rate or 0.5% over the federal funds rate, plus, in either case, an applicable margin. From March 11, 2002 through the later of June 30, 2004 or the date on which the Casden Loan is paid in full, the margin ranges between 2.05% and 2.55%, in the case of LIBOR-based loans, and between 0.55% and 1.05%, in the case of base rate loans, based upon a fixed charge coverage ratio. The weighted average interest rate at December 31, 2002 was 3.97%, and the balance outstanding was $291.0 million. The amount available under the amended and restated credit facility at December 31, 2002 and 2001 was $109.0 million (less $4.2 million for outstanding letters for credit) and $186.5 million (less $5.1 million for outstanding letters for credit), respectively.

        The financial covenants contained in the amended and restated revolving credit facility require the Company to maintain a ratio of debt to gross asset value of no more than 0.55 to 1.0, and an interest coverage ratio of 2.25 to 1.0. In addition, the amended and restated revolving credit facility limits the Company from distributing more than 80% of its Funds From Operations (or such amounts as may be necessary for AIMCO to maintain its status as a REIT). On August 5, 2002, the Company and its lenders amended the amended and restated revolving credit facility, to reduce the fixed charge coverage ratio requirement from 1.70:1 to 1.60:1, effective for the quarter ended June 30, 2002 through the quarter ending June 30, 2003; 1.65:1 for the quarter ending September 30, 2003 through the quarter ending December 31, 2003; and 1.70:1 thereafter. The credit facility imposes minimum net worth requirements and provides other financial covenants related to certain of AIMCO's assets and obligations. As of December 31, 2002, the Company was in compliance with all financial covenant requirements.

        Subsequent to December 31, 2002, additional modifications were made to the loan covenants. See Note 28 for further information.

NOTE 12 — Commitments and Contingencies

Legal

        In addition to the matters described below, the Company is a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

Limited Partnerships

        In connection with the Company's acquisitions of interests in real estate partnerships, it is sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the limited partners of such real estate partnerships or violations of the relevant partnership agreements.

        The Company may incur costs in connection with the defense or settlement of such litigation. The Company believes it complies with its fiduciary obligations and relevant partnership agreements. Although the outcome of any litigation is uncertain, the Company does not expect any such legal actions to have a material adverse affect on the Company's consolidated financial condition or results of operations taken as a whole.

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

        There have been recent reports of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold in residential units. Some of these lawsuits have resulted in substantial monetary judgments or settlements. AIMCO has been named as a defendant in lawsuits that have alleged personal injury as a result of the presence of mold. Prior to March 31, 2002, the Company generally was insured against claims arising from the presence of mold due to water intrusion. However, since March 31, 2002, the Company's insurance coverage for property damage loss claims arising from the presence of mold has become more limited and generally includes only limited coverage for catastrophic property damage due to mold. In addition, since December 31, 2002, the Company's insurance coverage for personal injury claims related to mold exposure has also become more limited.

        The Company has implemented protocols and procedures to prevent or eliminate mold from its properties and believes that its measures will eliminate, or at least minimize, the effects that mold could have on its residents. To date, the Company has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, the Company can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

Other Legal Matters

        In December 2001, AIMCO and certain of its affiliated partnerships that own properties voluntarily entered into an agreement with the United States Environmental Protection Agency ("EPA") and the United States Department of Housing and Urban Development ("HUD") pursuant to which AIMCO agreed to pay a fine of $130,000, conduct lead-based paint inspections and other testing, if necessary, on properties initially built prior to 1978, and re-issue lead-based paint disclosures to residents of such properties that have not been certified as lead-base paint free. In return, neither AIMCO nor its properties will be subject to any additional fines for inadequate disclosures prior to the execution of the agreement. The cost of the settlement, inspections and remediations incurred to date have been reserved for by the Company in connection with its portfolio acquisitions and mergers. Any remaining costs are not expected to be material.

        In January 2002, AIMCO and four of its affiliated partnerships were named as defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco ("CCSF") in the Superior Court, County of San Francisco. The City Attorney asserts that the defendants have violated certain state and local residential housing codes, and engaged in unlawful business practices and unfair competition, in connection with four properties owned and operated by the affiliated partnerships. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. In January 2003, the Company filed a cross-complaint against CCSF, its Department of Building Inspections and certain of its employees, alleging constitutional violations arising out of its arbitrary and discriminatory application of its codes, and other tortious conduct. In February 2003, CCSF and the other defendants named in the Company's cross-complaint removed the case to the United States District Court for the Northern District of California. As a result of the removal to Federal court, the trial date previously scheduled for July 7, 2003 in state court is doubtful, even if there is a remand of the case to the state court. The Company has engaged in preliminary discussions with the City Attorney to resolve the lawsuit, including a mediation session. In the event it is unable to resolve the lawsuit, the Company believes it has meritorious defenses to assert and it will vigorously defend itself against CCSF's claims, and vigorously prosecute its own claims. Although the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        National Program Services, Inc. and Vito Gruppuso (collectively "NPS") are insurance agents who in 2000 sold to the Company property insurance issued by National Union Fire Insurance Company of Pittsburgh, PA ("National Union"). The financial failure of NPS resulted in defaults in June 2002 under two agreements by which NPS indemnified the Company from losses relating to the matters described below. As a result of such defaults, the Company faces the risk of impairment of a $16.7 million insurance-related receivable as well certain contingent liabilities as more fully described below. The Company's receivable arose from the improper and premature cancellation by National Union of its property insurance coverage in April 2001. The Company had paid to National Union amounts in excess of $10 million in prepaid premiums for property insurance coverage that was to continue through at least April 2002. In addition, the Company has a $6.7 million receivable from NPS to reimburse it for payments on a premium finance agreement, proceeds of which were to pay premiums to National Union. The Company holds two $5 million surety bonds issued by Lumbermens Mutual Casualty Company ("Lumbermens") to secure the NPS indemnities. In addition, AIMCO has pending litigation in the United States District Court for the District of Colorado against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages resulting from the cancellation of the coverage. The cancellation of the property insurance coverage in 2001 has no effect on the Company's present property insurance coverage or on coverage that existed through April 2001.

        With respect to the contingent liabilities arising from the NPS defaults, in November 2002, Cananwill, Inc., a premium funding company, commenced litigation in Superior Court, Morris County, New Jersey, against AIMCO and others, alleging a balance due of $5.7 million, plus interest and attorney's fees, on a premium finance agreement that funded premium payments made to National Union. AIMCO denies liability to Cananwill, believes it has meritorious defenses to assert, and it will vigorously defend itself. In the event of litigation and an adverse determination, the Company will seek reimbursement of any loss from the bonds securing the NPS indemnification agreements as well as from all third parties responsible for the misapplication of its payments.

        In November 2002, AIMCO commenced an action against Lumbermens in the District Court, City and County of Denver, Colorado to recover on the two $5 million surety bonds securing the NPS indemnification agreements, which action was removed to the United States District Court for the District of Colorado. In December 2002, Lumbermens commenced a separate action in the United States District Court for the Southern District of New York seeking declarations of the invalidity of the surety bonds and damages. AIMCO and Lumbermens have engaged in preliminary settlement negotiations to resolve the litigation between them. Finally, in November 2002 AIMCO was served with a third party complaint served on it by XL Reinsurance American, Inc. ("XL") and Greenwich Insurance Company ("Greenwich"). XL, Greenwich, Lumbermens and others were named as defendants in this action filed in the United States District Court for the Southern District of New York by WestRM — West Risk Markets, Ltd. to collect on surety bonds issued by XL, Greenwich and Lumbermens allegedly to secure payment obligations due on a premium funding made by WestRM. XL and Greenwich assert that if they have any liability to WestRM, which they deny, then AIMCO is liable to XL and Greenwich pursuant to an alleged indemnification agreement. The Company believes it has meritorious defenses to assert and will vigorously defend itself against these claims, and vigorously prosecute its own claims.

        Although the outcome of any claim or matter in litigation is uncertain, the Company does not believe that it will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        In 1998 and 1999, prior to the Casden Merger and the related NAPICO acquisition, investors holding limited partnership units in various limited partnerships of which NAPICO is the corporate general partner, commenced an action against NAPICO and certain other defendants. The claims related to activities that pre-dated the Casden Merger and included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships. The actions were certified as a class action, and in October and November 2002 were tried in the United States District Court for the Central District of California. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On March 12, 2003, the Court heard oral argument on defendants' post-trial motions seeking to set aside or reduce the jury award and plaintiffs' motion for relief on their equitable claims and has taken those matters under submission. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden pursuant to documents related to the Casden Merger, which was completed in March 2002. The Company does not believe that the ultimate outcome will have a material adverse effect on the Company's consolidated financial position or results of operations taken as a whole.

Operating Leases

        The Company is obligated under office space and equipment non-cancelable operating leases. In addition, the Company subleases certain of its office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases for the five years ending after December 31, 2002 are as follows (in thousands):

	Operating Lease Payments	Sublease Receipts
2003	$5,549	$1,044
2004	5,181	1,065
2005	4,130	894
2006	3,819	819
2007	3,764	842

Total	$22,443	$4,664

        Substantially all of the office space and equipment subject to the operating leases described above are for the use of its corporate offices and regional operating centers. Rent expense recognized totaled $5.0 million, $4.5 million, and $5.6 million in 2002, 2001 and 2000, respectively, including amounts recognized in 2000 by the unconsolidated subsidiaries. Sublease receipts for 2002, 2001 and 2000 were not material.

NOTE 13 — Mandatorily Redeemable Convertible Preferred Securities

        In connection with the Insignia merger in 1998, the Company assumed the obligations under Trust Based Convertible Preferred Securities with an aggregate liquidation amount of $149.5 million. The securities mature on September 30, 2016 and require distributions at the rate of 6.5% per annum, with quarterly distributions payable in arrears. The securities are convertible by the holders at any time through September 30, 2016 and may be redeemed by the Company on or after November 1, 1999. Each $50 of liquidation value of the securities can be converted into AIMCO Class A Common Stock at a conversion price of $49.61, which equates to 1.007 shares of AIMCO Class A Common Stock. Since 1998 when these securities were assumed, $134.4 million of the $149.5 million has been converted, resulting in $15.1 million remaining as of December 31, 2002. In 2002 and 2001, the holders of the securities converted approximately $5.5 million and $11.7 million, respectively, into approximately 107,000 and 238,000 shares of AIMCO Class A Common Stock.

NOTE 14 — Related Party Notes Receivable

        In exchange for the sale of certain real estate assets to AIMCO, the Partnership received notes receivable totaling $10.1 million. The notes bear interest at the rate of 5.7% per annum. Of the $10.1 million total, $7.6 million is due upon demand, and the remainder is due in scheduled semi-annual payments with all unpaid principal and interest due on December 31, 2010.

        In order to fund the acquisition of the Villas of Park La Brea on November 27, 2002, the Partnership loaned $28.1 million to AIMCO in exchange for a note receivable. The note bears interest at the rate of 8.0% per annum, with interest payments due on December 31 of each year with all unpaid principal and interest due on December 31, 2012.

NOTE 15 — Registration Statements

        On November 7, 2001, AIMCO and the Partnership filed a shelf registration statement with the Securities and Exchange Commission ("SEC") with respect to an aggregate of $822 million of debt and equity securities of AIMCO and $500 million of debt securities of the Partnership, all of which was carried forward from AIMCO's 1998 shelf registration statement. The registration statement was declared effective by the SEC on November 9, 2001. As of December 31, 2002, AIMCO had approximately $400 million of debt and equity securities available and the Partnership had $500 million of debt securities available from this registration statement.

NOTE 16 — Partners' Capital

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

        At December 31, 2002 and 2001, the following classes of preferred OP Units (stated at their redemption values) owned by AIMCO were outstanding (in thousands, except unit data):

	2002	2001
Perpetual:
Class C Partnership Preferred Units, 2,400,000 and 2,400,000 units issued and outstanding, distributions payable at 9.0%, per annum	$60,000	$60,000
Class D Partnership Preferred Units, 4,200,000 and 4,200,000 units issued and outstanding, distributions payable at 8.75%, per annum	105,000	105,000
Class G Partnership Preferred Units, 4,050,000 and 4,050,000 units issued and outstanding, distributions payable at 9.375%, per annum	101,250	101,250
Class H Partnership Preferred Units, 2,000,000 and 2,000,000 units issued and outstanding, distributions payable at 9.5%, per annum	50,000	50,000
Class Q Partnership Preferred Units, 2,530,000 and 2,530,000 units issued and outstanding, distributions payable at 10.10%, per annum	63,250	63,250
Class R Partnership Preferred Units, 6,940,000 and 4,940,000 units issued and outstanding, distributions payable at 10.0%, per annum	173,500	123,500
Convertible:
Class B Partnership Preferred Units, none and 419,471 units issued and outstanding	—	41,947
Class K Partnership Preferred Units, none and 5,000,000 units issued and outstanding	—	125,000
Class L Partnership Preferred Units, 2,500,000 and 5,000,000 units issued and outstanding	62,500	125,000
Class M Partnership Preferred Units, 1,200,000 and 1,200,000 units issued and outstanding	30,000	30,000
Class N Partnership Preferred Units, 4,000,000 and 4,000,000 units issued and outstanding	100,000	100,000
Class O Partnership Preferred Units, 1,904,762 and 1,904,762 units issued and outstanding	100,000	100,000
Class P Partnership Preferred Units, 3,999,662 and 4,000,000 units issued and outstanding	99,992	100,000
Class Eleven Partnership Preferred Units, 1,124,041 and none units issued and outstanding	28,101	—

Total	$973,593	$1,124,947

        Holders of the Class B Partnership Preferred Units ("the Class B Preferred Units") were entitled to receive cash distributions in an amount per unit equal to the greater of (i) $7.125 per year (equivalent to 7.125% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class B Cumulative Convertible Preferred Stock ("Class B Preferred Stock") was convertible. Class B Preferred Units were convertible, upon conversion of the Class B Preferred Stock, beginning August 1998, into 3.284 common OP Units, subject to certain anti-dilution adjustments. In 2000, 330,529 Class B Preferred Units were converted into 1,085,480 common OP Units. On July 29, 2002, AIMCO announced that on August 28, 2002, it would redeem all outstanding shares of its Class B Preferred Stock, par value $0.01 per share for cash equal to the liquidation preference of $100 per share, plus accrued and unpaid dividends through the redemption date of $1.73545 per share. On August 20, 2002, the holder of all 419,471 shares of Class B Preferred Stock converted such shares into 1,377,573 shares of AIMCO Class A Common Stock. Concurrently, the Partnership converted all Class B Preferred Units into 1,377,573 common OP Units.

        Holders of Class K Partnership Preferred Units (the "Class K Preferred Units"), which were issued on February 18, 1999, were entitled to receive cash distributions in an amount per unit equal to the greater of (i) $2.00 per year (equivalent to 8% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class K Convertible Cumulative Preferred Stock ("Class K Preferred Stock") was convertible. Beginning with the third anniversary of the date of original issuance, holders of Class K Preferred Units were entitled to receive an amount per unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference), or (ii) the cash distributions payable on the number of AIMCO Class A Common Stock into which a share of Class K Preferred Stock was convertible. Class K Preferred Units were convertible, upon conversion of the Class K Preferred Stock, into 0.59524 common OP Units, subject to certain anti-dilution adjustments. On March 19, 2002, AIMCO announced that on April 18, 2002 it would redeem for AIMCO Class A Common Stock all outstanding shares of its Class K Preferred Stock, par value $0.01 per share at a redemption price of $27.2125 per share of Class K Preferred Stock. The redemption price was payable in shares of AIMCO Class A Common Stock at a price of $45.7835 per share, or the issuance of 0.5944 shares of AIMCO Class A Common Stock for each share of Class K Preferred Stock redeemed. Concurrently, the Partnership announced that it would redeem each of the Class K Preferred Units for 0.5944 common OP Units. Subsequent to the Partnership's announcement all 5,000,000 Class K Preferred Units were converted into approximately 2,972,000 common OP Units.

        Holders of Class L Partnership Preferred Units (the "Class L Preferred Units"), which were issued on May 28, 1999, were entitled to receive cash distributions in an amount per unit equal to the greater of (i) $2.025 per year (equivalent to 8.1% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Convertible Cumulative Preferred Stock ("Class L Preferred Stock") is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class L Preferred Units are entitled to receive an amount per unit equal to the greater of (i) $2.50 per year (equivalent to 10% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class L Preferred Stock is convertible. Class L Preferred Units are convertible, upon conversion of the Class L Preferred Stock, into 0.5379 common OP Units, subject to certain anti-dilution adjustments. On May 6, 2002, the holder of 2,500,000 shares of AIMCO Class L Preferred Stock, par value $0.01 per share with a face value of $62.5 million, converted such shares into 1,344,664 shares of AIMCO Class A Common Stock. Concurrently, the Partnership converted 2,500,000 Class L Preferred Units into 1,344,664 common OP Units. Following this conversion, as of December 31, 2002, 2,500,000 Class L Preferred Units remained outstanding.

        Holders of Class M Partnership Preferred Units (the "Class M Preferred Units"), which were issued on January 13, 2000, were entitled to receive, for the period beginning January 13, 2000 through and including January 13, 2003, cash distributions in an amount per unit equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the liquidation preference) or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Convertible Cumulative Preferred Stock ("Class M Preferred Stock") is convertible. Beginning with the third anniversary of the date of original issuance, the holders of Class M Preferred Units are entitled to receive an amount per unit equal to the greater of (i) $2.3125 per year (equivalent to 9.25% of the liquidation preference), or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class M Preferred Stock is convertible. Class M Preferred Units are convertible, upon conversion of the Class M Preferred Stock, into 0.5682 common OP Units, subject to certain anti-dilution adjustments.

        Holders of Class N Partnership Preferred Units (the "Class N Preferred Units"), which were issued on September 12, 2000 are entitled to receive cash distributions in an amount per unit equal to the greater of (i) $2.25 per year (equivalent to 9% per annum of the liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class N Convertible Cumulative Preferred Stock ("Class N Preferred Stock") is convertible. Class N Preferred Units are convertible, upon conversion of the Class N Preferred Stock, into 0.4762 common OP Units, subject to certain anti-dilution adjustments.

        Holders of Class O Partnership Preferred Units (the "Class O Preferred Units"), which were issued on September 15, 2000 are entitled to receive cash distributions in an amount per unit equal to the greater of (i) $4.725 per year (equivalent to 9% per annum of the liquidation preference), subject to increase in the event of a change in control of AIMCO or (ii) the cash distributions payable on the number of shares of AIMCO Class A Common Stock into which a share of Class O Convertible Cumulative Preferred Stock ("Class O Preferred Stock") is convertible. Class O Preferred Units are convertible, upon conversion of the Class O Preferred Stock, into one common OP Unit, subject to certain anti-dilution adjustments.

        Holders of Class P Partnership Preferred Units (the "Class P Preferred Units"), which were issued on March 26, 2001, are entitled to receive cash distributions in an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9% of the liquidation preference) or (ii) the cash distributions payable on the number of AIMCO Class A Common Stock into which a share of Class P Convertible Cumulative Preferred Stock ("Class P Preferred Stock") is convertible. Class P Preferred Units are convertible, upon conversion of the Class P Preferred Stock, into 0.4464 common OP Units, subject to certain anti-dilution adjustments. Distributions are paid on the Class P Preferred Units quarterly, and began on April 15, 2001.

        In addition to the above listed preferred OP Units, the following outstanding preferred OP Units are subject to redemption at AIMCO's option on or after the dates specified: Class C Partnership Preferred Units, December 23, 2002; Class D Partnership Preferred Units, February 19, 2003; Class G Partnership Preferred Units, July 15, 2008; Class H Partnership Preferred Units, August 14, 2003; and Class Q Partnership Preferred Units, March 19, 2006.

        On March 11, 2002, the Partnership paid the proceeds from the Casden Loan to AIMCO in exchange for a note receivable of $198.3 million (the "Note"). Upon completion of the Casden Merger in March of 2002, AIMCO contributed the substantial majority of the assets and liabilities of Casden to the Partnership in exchange for approximately 7,934,920 Class Ten Partnership Preferred Units (the "Class Ten Preferred Units"). The Note bears interest at 8% per annum. The Class Ten Preferred Units paid distributions of $2.00 per unit. When AIMCO issued stock for cash, the net proceeds were used to repay the Note. Concurrently, a portion of the Class Ten Preferred Units were converted into the same class of units issued by AIMCO. In June 2002, AIMCO fully repaid the note and all remaining Class Ten Preferred Units were converted.

        On November 27, 2002, in connection with the purchase of The Villas at Park La Brea, the Partnership loaned funds to AIMCO in exchange for a note receivable of $28.1 million. Upon completion of the purchase, AIMCO contributed the assets and liabilities of The Villas at Park La Brea to the Partnership in exchange for 1,124,041 Class Eleven Partnership Preferred Units (the "Class Eleven Preferred Units"). The Class Eleven Preferred Units pay distributions of $2.00 per unit on December 31 of each year, with the first distribution being prorated from the date of issuance.

        As of December 31, 2002 and 2001, the following classes of preferred OP Units (stated at their redemption values) owned by third parties were outstanding (in thousands, except unit data):

	2002	2001
Class One Partnership Preferred Units, 90,000 and 90,000 units issued and outstanding, redeemable for AIMCO Class A Common Stock in one year from issuance, holder to receive distributions at 8% ($8.00 per annum per unit)	$9,000	$9,000
Class Two Partnership Preferred Units, 71,643 and 78,023 units issued and outstanding, redeemable for AIMCO Class A Common Stock in one year from issuance, holders to receive distributions at 8% ($2.00 per annum per unit)	1,791	1,951
Class Three Partnership Preferred Units, 1,535,363 and 1,535,862 units issued and outstanding, redeemable for Class A Common Stock in one year from issuance, holders to receive distributions at 9.5% ($2.375 per annum per unit)	38,384	38,397
Class Four Partnership Preferred Units, 757,149 and 757,149 units issued and outstanding, redeemable for AIMCO Class A Common Stock in one year from issuance, holders to receive distributions at 8% ($2.00 per annum per unit)	18,929	18,929
Class Five Partnership Preferred Units, 68,671 and 68,671 units issued and outstanding, redeemable for cash at any time at the option of the Partnership, holder to receive distributions equal to the per unit distribution on the common OP Units ($3.28 per unit for 2002 and $3.12 per unit for 2001)	2,747	2,747
Class Six Partnership Preferred Units, 808,238 and 808,238 units issued and outstanding, redeemable for AIMCO Class A Common Stock in one year from issuance, holder to receive distributions at 8.5% ($2.125 per annum per unit)	20,206	20,206
Class Seven Partnership Preferred Units, 29,752 and 29,752 units issued and outstanding, redeemable for AIMCO Class A Common Stock in one year from issuance, holder to receive distributions at 9.5% ($2.375 per annum per unit)	744	744
Class Eight Partnership Preferred Units, 6,250 and 6,250 units issued and outstanding, redeemable for cash at any time at the option of the Partnership, holder to receive distributions equal to the per unit distribution on the common OP Units ($3.28 per unit for 2002 and $3.12 per unit for 2001)	156	156
Class Nine Partnership Preferred Units, 1,077,486 and 1,239,519 units issued and outstanding, convertible to common OP Units in one year from the date of issuance (subject to certain conditions), holder to receive distributions at 9% ($2.25 per annum per unit)	26,937	30,988

	$118,894	$123,118

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

        The distributions paid on each class of preferred OP Units for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands, except per unit data):

	2002			2001			2000
Class of Preferred Units	Amount Per Unit (1)		Total Amount Paid	Amount Per Unit (1)		Total Amount Paid	Amount Per Unit (1)		Total Amount Paid
Class B	$7.95	(5)	$3,334	$10.25		$4,297	$9.20		$7,137
Class C	2.25		5,400	2.25		5,400	2.25		5,400
Class D	2.19		9,188	2.19		9,188	2.19		9,188
Class G	2.34		9,492	2.34		9,492	2.34		9,492
Class H	2.38		4,750	2.38		4,750	2.38		4,750
Class K	.58	(5)	2,500	2.00		10,000	2.00		10,000
Class L	2.21	(6)	7,892	2.03		10,125	2.03		10,125
Class M	2.13		2,550	2.13		2,550	1.59	(2)	1,913
Class N	2.25		9,000	2.25		9,000	0.12	(2)	475
Class O	4.73		9,000	4.73		9,000	0.24	(2)	450
Class P	2.25		8,996	1.25	(4)	5,000	—		—
Class Q	2.52		6,388	1.87	(4)	4,720	—		—
Class R	2.32	(7)	16,101	1.01	(4)	4,974	—		—
Class One	8.00		720	8.00		720	8.00		720
Class Two	2.00		161	2.00		157	1.42	(2)	114
Class Three	2.38		3,646	2.38		3,994	1.85	(2)	3,116
Class Four	2.00		1,514	2.00		1,514	1.58	(2)	1,197
Class Five	3.12		225	3.12		214	2.10	(2)	144
Class Six	2.13		1,718	2.13		1,741	0.03	(2)	28
Class Seven	2.38		71	2.07	(4)	62	—	(3)	—
Class Eight	3.28		15	2.82	(4)	17	—	(3)	—
Class Nine	2.25		2,803	0.67	(4)	836	—		—
Class Ten	2.00	(8)	2,995	—		—	—		—
Class Eleven	2.00	(7)	219	—		—	—		—

Total			$108,678			$97,751			$64,249

(1)
Amounts per unit are based on the stated distribution rate for each class of preferred OP Units.

(2)
For the period from the date of issuance to December 31, 2000.

(3)
No distributions for these preferred OP Units were required during 2000 based on the date of issuance.

(4)
For the period from the date of issuance to December 31, 2001.

(5)
For the period from January 1, 2002 to the date of conversion to common OP Units.

(6)
Total amount paid includes distributions paid on all 5.0 million of Class L Preferred Units until May 6, 2002, when 2.5 million Class L Preferred Units were converted into common OP Units. Additionally, the amount per unit includes a scheduled increase in the distribution from $2.03 per unit to $2.50 per unit starting after May 28, 2002.

(7)
For the period from January 1, 2002 to the date of conversion to common OP Units.

(8)
Total amount paid includes distributions paid on all 7.9 million Class Ten Preferred Units from date of issuance until June 5, 2002, when all Class Ten Preferred Units were converted into common OP Units.

Common OP Units

        Common OP Units are redeemable by common OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restriction, on the basis of one common OP Unit for either one share of AIMCO Class A Common Stock or cash equal to the fair value of a share of AIMCO Class A Common Stock at the time of redemption. The Company has the option to deliver shares of AIMCO Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems a common OP Unit for AIMCO Class A Common Stock, Limited Partners' Capital is reduced and Special Limited Partners' capital is increased. Common OP Units held by AIMCO are not redeemable.

        In 2002, the Company completed tender offers for limited partnership interests resulting in the issuance of approximately 331,451 common OP Units and issued 882,784 common OP Units in connection with the Casden Merger. In addition, the Partnership issued 3.508 million common OP Units to AIMCO in exchange for substantially all of the assets and liabilities AIMCO acquired in the Casden Merger and 8.0 million common OP Units to AIMCO in exchange for the total proceeds AIMCO received on its issuance of 8.0 million shares of AIMCO Class A Common Stock.

        During 2002 and 2001, AIMCO issued approximately 188,000 shares and 241,000 shares, respectively, of its Class A Common Stock to certain of its executive officers (or entities controlled by them) at market prices. In exchange for the shares purchased, the executive officers (or entities controlled by them) executed notes payable to AIMCO totaling $7.8 million and $10.7 million, respectively. These notes, which are 25% recourse to the holder, have a 10-year maturity and bear interest at rates between 6.25% and 7.25% annually. The notes were contributed by AIMCO to the Partnership in exchange for approximately 188,000 and 241,000 common OP Units, respectively. Total payments on such notes from officers in 2002 and 2001 were $5.3 million and $8.5 million, respectively. In addition, in 2002 and 2001, the Partnership issued approximately 80,000 and 172,000 common OP Units to AIMCO and AIMCO issued approximately 80,000 and 172,000 shares of AIMCO Class A Common Stock, respectively, to certain of its employees. The restricted stock was issued at the fair market value of AIMCO's Class A Common Stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the applicable vesting period (3 to 5 years).

        During 2002, AIMCO did not repurchase any shares of AIMCO Class A Common Stock (and the Partnership did not purchase any common OP Units from AIMCO). During 2001, AIMCO repurchased and retired approximately 772,000 shares of AIMCO Class A Common Stock (and the Partnership purchased approximately 772,000 common OP Units from AIMCO) at an average price of $43.15 per share.

High Performance Units

        In January 1998, the Partnership sold an aggregate of 15,000 Class I High Performance Partnership Units (Class I Units) to a joint venture comprised of fourteen members of AIMCO's senior management and to three of AIMCO's independent directors for $2.1 million in cash. The value of these Class I Units was determined on December 31, 2000 and the 15,000 Class I Units converted to 2,379,084 Class I Units in January 2001. The holders of these units will receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of the same number of OP Units. In June 2001, AIMCO shareholders approved the sale by the Partnership of an aggregate of 15,000 of its Class II, III and IV High Performance Partnership Units. In June 2002, AIMCO shareholders approved the sale by the Partnership of an aggregate of 5,000 of its Class V High Performance Partnership Units (see Note 20).

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

NOTE 17 — Stock Option Plans and Stock Warrants

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

        AIMCO's Board of Directors has adopted the 1994 Stock Option Plan of Apartment Investment and Management Company (the "1994 Plan"), the Apartment Investment and Management Company 1996 Stock Award and Incentive Plan (the "1996 Plan"), the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (the "1997 Plan") and the Apartment Investment and Management Company Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan") to attract and retain officers, key employees and independent directors. The 1994 Plan provides for the granting of a maximum of 150,000 options to purchase common shares. The 1996 Plan provides for the granting of a maximum of 500,000 options to purchase common shares. The 1997 Plan provides for the granting of a maximum of 20,000,000 options to purchase common shares. The Non-Qualified Plan provides for the granting of a maximum of 500,000 options to purchase common shares and allows for the granting of non-qualified stock options. The 1994 Plan, the 1996 Plan and the 1997 Plan allow for the grant of incentive and non-qualified stock options, and together with the Non-Qualified Plan, are administered by the Compensation Committee of the Board of Directors of AIMCO. The 1994 Plan also provides for a formula grant of the non-qualified stock options to the independent directors to be administered by the Board of Directors of AIMCO to the extent necessary. The exercise price of the options granted may not be less than the fair market value of the common stock at the date of grant. The term of the incentive and non-qualified options is ten years from the date of grant. The options vest over a period of one to five years from the date of grant. Terms may be modified at the discretion of the Compensation Committee of the Board of Directors of AIMCO.

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

        Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if AIMCO had accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes valuation model with the following assumptions:

	2002	2001	2000
Risk free interest rate	4.2%	4.4%	6.1%
Expected dividend yield	7.5%	6.9%	6.8%
Volatility factor of the expected market price of the Company's Common Stock	0.210	0.193	0.192
Weighted average expected life of options	4.5 years	4.5 years	4.5 years

        The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and for warrants which have no vesting restrictions and are fully transferable. In addition, the valuation model requires the input of highly subjective assumptions including the expected stock price volatility. AIMCO's stock options and warrants have characteristics significantly different from those of traded options and warrants; therefore, changes in the subjective input assumptions can materially affect the fair value estimate.

        For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options' vesting period. AIMCO's pro forma information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except per share data):

	2002	2001	2000
Reported net income attributable to common stockholders	$75,488	$17,021	$35,995
Less compensation expense (pro forma)	7,587	3,241	4,599

Pro forma net income attributable to common stockholders	$67,901	$13,780	$31,396

Basic earnings per common share:
Reported	$0.88	$0.23	$0.53
Pro forma	$0.79	$0.19	$0.46
Diluted earnings per common share:
Reported	$0.87	$0.23	$0.52
Pro forma	$0.78	$0.19	$0.45

        The effects of applying SFAS 123 in calculating pro forma income attributable to common stockholders and pro forma basic earnings per share may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

        The following table summarizes the option and warrant activity for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price	Options and Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	8,323,000	$38.71	8,235,000	$37.80	8,660,000	$37.78
Granted	2,070,000	43.79	1,126,000	47.18	219,000	39.89
Exercised	(1,054,000)	36.05	(547,000)	34.94	(594,000)	17.31
Forfeited	(70,000)	41.17	(491,000)	38.34	(50,000)	37.02

Outstanding at end of year	9,269,000	$40.13	8,323,000	$38.71	8,235,000	$37.80
Exercisable at end of year	4,295,000	$38.09	3,925,000	$37.31	3,942,000	$37.54
Weighted-average fair value of options and warrants granted during the year		$3.52		$3.92		$4.65

        As of December 31, 2002, outstanding and exercisable options and warrants have the following ranges of exercise prices and remaining weighted-average contractual lives:

	Range of Exercise Price
	$17.13 to $35.44	$36.50 to $39.94	$40.00 to $49.05	Total
Outstanding:
Number of options and warrants	136,000	5,427,000	3,706,000	9,269,000
Weighted average exercise price	$29.13	$37.53	$44.34	$40.13
Weighted average remaining life	2.30 years	5.40 years	7.82 years	6.32 years
Exercisable:
Number of options and warrants	133,000	3,408,000	754,000	4,295,000
Weighted average exercise price	$28.97	$37.36	$42.90	$38.09
Weighted average remaining life	2.25 years	6.73 years	7.86 years	5.13 years

        On December 14, 1998, AIMCO sold, in a private placement, 1.4 million Class B Partnership Preferred Units (the "Class B Preferred Units") of a subsidiary of the Partnership for $30.85 million. As a part of the transaction, AIMCO also sold a warrant to purchase 875,000 shares of AIMCO Class A Common Stock for $4.15 million. On January 14, 2002, AIMCO redeemed the Class B Preferred Units, paid accrued dividends and settled the warrant for a total of 447,991 shares of AIMCO Class A Common Stock and 444,247 common OP Units.

        On December 2, 1997, AIMCO issued warrants (the "Oxford Warrants") exercisable to purchase up to an aggregate of 500,000 shares of AIMCO Class A Common Stock at $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation ("Oxford"), in connection with the amendment of certain agreements pursuant to which the Company manages properties formerly controlled by Oxford or its affiliates. The Oxford Warrants were amended in connection with the acquisition of the Oxford entities in September 2000, are currently exercisable and expire on December 31, 2006.

        Effective January 1, 2003, AIMCO adopted the accounting provisions of SFAS 123 and will transition using the prospective method. Under this method, AIMCO will now apply the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which will result in compensation expense being recorded based on the fair value of the stock option.

        AIMCO also grants restricted stock awards as part of its equity compensation plan. For the years ended December 31, 2002, 2001 and 2000, AIMCO granted restricted stock awards with weighted average fair values per share of $43.65, $47.82 and $40.14, respectively. These awards are amortized to compensation expense over the applicable vesting period (3 to 5 years).

NOTE 18 — Earnings per Unit

        The following table illustrates the calculation of basic and diluted earnings per unit for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per unit data):

	2002	2001	2000
Numerator:
Income from continuing operations	$203,467	$117,009	$105,362
Less: Net income attributable to preferred unitholders	(107,646)	(100,134)	(70,217)

Numerator for basic and diluted earnings per unit — Income from continuing operations	$95,821	$16,875	$35,145

Net income	$206,202	$121,064	$109,717
Less: Net income attributable to preferred unitholders	(107,646)	(100,134)	(70,217)

Numerator for basic and diluted earnings per unit — Net income attributable to common unitholders	$98,556	$20,930	$39,500

Denominator:
Denominator for basic earnings per unit — weighted average number of units outstanding	98,093	83,770	74,427
Effect of dilutive securities:
Dilutive potential units	1,075	1,190	1,490

Denominator for diluted earnings per unit	99,168	84,960	75,917

Earnings per unit:
Basic earnings per unit:
Income from continuing operations (net of preferred distributions)	$0.97	$0.20	$0.47
Discontinued operations	0.03	0.05	0.06

Net income attributable to common unitholders	$1.00	$0.25	$0.53

Diluted earnings per unit:
Income from continuing operations (net of preferred distributions)	$0.96	$0.20	$0.46
Discontinued operations	0.03	0.05	0.06

Net income attributable to common unitholders	$0.99	$0.25	$0.52

        The Class B Preferred Units, the Class K Preferred Units, the Class L Preferred Units, the Class M Preferred Units, the Class N Preferred Units, the Class O Preferred Units and the Class P Preferred Units are convertible (see Note 16). The Class C Preferred Units, the Class D Preferred Units, the Class G Preferred Units, the Class H Preferred Units, the Class Q Preferred Units and the Class R Preferred Units are not convertible. All of the convertible preferred OP Units are anti-dilutive on an "as converted" basis, therefore, all of the distributions are deducted to arrive at the numerator and no additional units are included in the denominator. Vested and unvested stock options, together with units issued for non-recourse notes receivable, and restricted stock awards totaling approximately 3.6 million for the year ended December 31, 2002 have been excluded from diluted earnings per unit as their effect would be anti-dilutive. For the years ended December 31, 2001 and 2000, no material amounts of vested and unvested stock options, non-recourse shares or restricted stock awards were excluded as their effect was dilutive.

NOTE 19 — Recent Accounting Developments

        In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the Company to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's consolidated financial position or results of operations taken as a whole. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The Company adopted the requirements of SFAS 142 beginning January 1, 2002, and has completed the transitional goodwill impairment test required by SFAS 142 and did not identify any impairments.

        The adoption of the non-amortization provision of SFAS 142 affected net income and earnings per unit for the years ended December 31, 2002, and would have affected net income and earnings per unit for the years ended December 31, 2001 and 2000, as shown below (in thousands, except per unit amounts):

	Years Ended December 31,
	2002	2001	2000
Reported income from continuing operations	$203,467	$117,009	$105,362
Add back: goodwill amortization	—	7,899	7,440

Adjusted income from continuing operations	$203,467	$124,908	$112,802

Reported net income	$206,202	$121,064	$109,717
Add back: goodwill amortization	—	7,899	7,440

Adjusted net income	$206,202	$128,963	$117,157

Basic earnings per unit:
Income from continuing operations (net of preferred distributions)	$0.97	$0.20	$0.47
Goodwill amortization	—	0.09	0.10

Adjusted income from continuing operations	$0.97	$0.29	$0.57

Reported net income attributable to common unitholders	$1.00	$0.25	$0.53
Goodwill amortization	—	0.09	0.10

Adjusted net income attributable to common unitholders	$1.00	$0.34	$0.63

Diluted earnings per unit:
Income from continuing operations (net of preferred distributions)	$0.96	$0.20	$0.46
Goodwill amortization	—	0.09	0.10

Adjusted income from continuing operations	$0.96	$0.29	$0.56

Reported net income attributable to common unitholders	$0.99	$0.25	$0.52
Goodwill amortization	—	0.09	0.10

Adjusted net income attributable to common unitholders	$0.99	$0.34	$0.62

        In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standard No. 4 ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Historically, the Company has included these costs in interest expense. Statement of Financial Accounting Standard No. 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. Statement of Financial Accounting Standard No. 44 and the amended sections of Statement of Financial Accounting Standard No. 13 are not applicable to the Company and therefore have no effect on the Company's financial statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The adoption of SFAS 145 did not have a material effect on the Company's consolidated financial condition or results of operations taken as whole because the Company has previously included these costs in interest expense.

        In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. We are required to adopt SFAS 146 on January 1, 2003. The Company does not anticipate that the adoption of SFAS 146 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

        In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The accounting provisions and new disclosure requirements of FIN 45 are required to be adopted for all guarantees issued or modified on or after January 1, 2003. The Company does not anticipate that the adoption of FIN 45 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

        In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide transition alternatives for adopting the accounting provisions of SFAS 123 and also amends the disclosure requirements of SFAS 123. Additionally, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. AIMCO adopted the disclosure provisions of SFAS 148 in Note 17 of these consolidated financial statements. The transition provisions of SFAS 148 will be adopted on January 1, 2003 when AIMCO adopts the accounting provisions of SFAS 123. See Note 17 for information on the impact the adoption of SFAS 148 will have on AIMCO's consolidated financial condition and results of operations.

        In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted FIN 46 effective January 31, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

NOTE 20 — Dilutive Securities

        In January 1998, AIMCO shareholders approved the sale by the Partnership of an aggregate of 15,000 Class I Units to a joint venture comprised of fourteen members of AIMCO's senior management and to three of AIMCO's independent directors for $2.1 million in cash. The value of these units was determined on December 31, 2000 and the 15,000 units were adjusted to 2,379,084 units in January 2001. The holders of these units receive distributions and allocations of income and loss from the Partnership in the same amounts and at the same times as would holders of the same number of common OP Units.

        In June 2001, AIMCO stockholders approved the sale by the Partnership of an aggregate of 15,000 of its Class II, III, and IV High Performance Partnership Units (the "Class II Units," "Class III Units" and "Class IV Units," respectively) to three limited liability companies owned by a limited number of AIMCO employees for an aggregate offering price of $4.9 million.

        The valuation period for the Class III Units ended on December 31, 2002, with no value added, and therefore the allocable investment made by the holders of $1.793 million was lost. The valuation period for the Class II Units had previously ended on December 31, 2001, with no value added, and therefore the allocable investment made by the holders of $1.275 million was lost. The valuation period for the Class IV Units ends December 31, 2003.

        On April 26, 2002, AIMCO stockholders approved the sale by the Partnership of up to 5,000 of its Class V High Performance Partnership Units (the "Class V Units," together with the Class II Units, Class III Units and Class IV Units, the "High Performance Units"), to a limited liability company owned by a limited number of AIMCO employees for an aggregate offering price of up to $1.1 million. An aggregate of 4,398 Class V Units were sold, for an aggregate offering price of $938,000. The Class V Units have identical characteristics to the Class IV Units sold in 2001, except for the dilutive impact limit, which was reduced from 1.5% to 1.0%, and a different three-year measurement period. The valuation period of the Class V Units began on January 1, 2002 and will end on December 31, 2004.

        At December 31, 2002, the Company did not meet the required measurement benchmarks for Class IV Units or Class V Units, and therefore, the Company has not recorded any value to the High Performance Units in the consolidated financial statements as of December 31, 2002, and such High Performance Units have had no dilutive effect. The table below illustrates the calculation of the value of High Performance Units at December 31, 2002 (in thousands):

Class of High Performance Unit	Final Valuation Date	AIMCO Total Return (1)	Morgan Stanley REIT Index	Minimum Return	Out- performance Return	Average Market Capitalization	Out- performance Stockholder Value Added (2)	Value of High Performance Units (3)	OP Unit Dilution	OP Unit Dilution %
Class III	December 31, 2002	-11.40%	16.94%	23.21%	0.00%	$4,063,336	$0	$0	0	0.00%
Class IV	December 31, 2003	-11.40%	16.94%	23.21%	0.00%	$4,063,336	$0	$0	0	0.00%
Class V	December 31, 2004	-11.58%	3.64%	11.00%	0.00%	$4,269,792	$0	$0	0	0.00%

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

(2)
Outperformance Return multiplied by Average Market Capitalization.

(3)
Outperformance Stockholder Value Added multiplied by 5%.

        The Company has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table presents the total number of OP Units that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted unit count) as of December 31, 2002:

Type of Security	As of December 31, 2002
Common OP Units	103,452,171
High Performance Units	2,379,084
Vested options and warrants	4,505,561
Convertible preferred OP Units	12,154,859
Convertible debt securities	305,783

Total	122,797,458

NOTE 21 — Transactions with Affiliates

        The Company earns revenue from unconsolidated real estate partnerships in which the Company is the general partner and has a 21% average ownership interest and earns fees from consolidated real estate partnerships. These revenues include property management services, partnership and asset management services, transactional services such as refinancing, construction supervisory and disposition services. Also, the Company is reimbursed for its costs in connection with the management of the unconsolidated real estate partnerships. Fees earned for these services for the years ended December 31, 2002, 2001 and 2000 were $87.2 million, $128.8 million and $137.3 million, respectively, and include fees earned by the previously unconsolidated subsidiaries in 2000. The total accounts receivable due from affiliates was $47.1 million, net of allowance for doubtful accounts of $4.1 million, at December 31, 2002, and $35.3 million, net of allowance for doubtful accounts of $5.6 million at December 31, 2001.

        Additionally, the Company earns interest income on notes from unconsolidated and consolidated real estate partnerships, in which the Company is the general partner and holds either par value or discounted notes. Interest income earned on par value notes totaled $26.6 million, $26.0 million, and $25.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Accretion income earned on discounted notes totaled $36.8 million, $9.9 million, and $26.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. See Note 7 for additional information on notes receivable primarily from unconsolidated real estate partnerships.

        The accounts receivable and notes receivable from affiliates due from consolidated real estate partnerships are fully eliminated in the consolidated balance sheets. The income from services and interest income earned on notes from consolidated real estate partnerships is eliminated in the consolidated statements of income to the extent of the Company's ownership. Any intercompany profits on income earned from unconsolidated real estate partnerships is eliminated in the consolidated statements of income to the extent of the Company's ownership.

NOTE 22 — Employee Benefit Plans

        The Company offers medical, dental, life and short-term and long-term disability benefits to employees of the Company through insurance coverage of Company-sponsored plans. The medical and dental plans are self-funded and are administered by independent third parties. In addition, the Company also participates in a 401(k) defined-contribution employee savings plan. Employees who have completed six months of service are eligible to participate. The Company matches 50% to 100% of the participant's contributions to the plan up to a maximum of 6% of the participant's prior year compensation. The Company match percentage is based on employee tenure. The expense incurred by the Company totaled approximately $2.6 million, $2.8 million and $3.7 million in 2002, 2001 and 2000, respectively.

NOTE 23 — Unaudited Summarized Consolidated Quarterly Information and Significant Adjustments

        Summarized unaudited consolidated quarterly information for 2002 and 2001 is provided below (amounts in thousands, except per unit amounts).

	Quarter (1)
Year Ended December 31, 2002
	First	Second	Third	Fourth
Rental and other property revenues	$318,323	$347,748	$356,362	$383,251
Income from property operations	199,391	208,912	209,558	226,411
Management fees and other income primarily from affiliates	22,617	25,675	24,036	28,222
Income from investment management business	4,497	6,367	751	6,647
Income from continuing operations	69,444	75,146	51,410	7,467
Income (loss) from discontinued operations	9,480	(8,568)	2,046	(223)
Net income	78,924	66,578	53,456	7,244
Earnings (loss) per unit — basic:
Income (loss) from continuing operations (net of preferred distributions)	$0.47	$0.47	$0.25	$(0.17)
Net income (loss) attributable to common unitholders	$0.58	$0.38	$0.27	$(0.17)
Earnings (loss) per unit — diluted:
Income (loss) from continuing operations (net of preferred distributions)	$0.46	$0.47	$0.25	$(0.17)
Net income (loss) attributable to common unitholders	$0.57	$0.38	$0.27	$(0.17)
Weighted average units outstanding	86,856	96,276	104,589	104,649
Weighted average units and equivalents outstanding	88,251	98,173	105,493	104,649
	Quarter (1)
Year Ended December 31, 2001
	First	Second	Third	Fourth
Rental and other property revenues	$304,408	$305,329	$305,438	$309,492
Income from property operations	194,276	186,838	196,251	181,581
Management fees and other income primarily from affiliates	36,857	35,084	46,728	39,698
Income from investment management business	5,773	8,291	9,833	3,694
Income from continuing operations	14,507	32,156	29,236	41,110
Income (loss) from discontinued operations	830	1,694	(82)	1,613
Net income	15,337	33,850	29,154	42,723
Earnings (loss) per unit — basic:
Income (loss) from continuing operations (net of preferred distributions)	$(0.08)	$0.09	$0.02	$0.16
Net income (loss) attributable to common unitholders	$(0.07)	$0.11	$0.02	$0.18
Earnings (loss) per unit — diluted:
Income (loss) from continuing operations (net of preferred distributions)	$(0.08)	$0.09	$0.02	$0.16
Net income (loss) attributable to common unitholders	$(0.07)	$0.11	$0.02	$0.18
Weighted average units outstanding	81,750	84,872	85,420	83,039
Weighted average units and equivalents outstanding	81,750	86,351	86,826	84,913

(1)
Certain reclassifications have been made to 2002 and 2001 quarterly amounts to conform to the full year 2002 presentation, including certain eliminations of self-charged income, as well as the treatment of discontinued operations.

        During the quarter ended December 31, 2002, the Company recorded in gain (loss) on dispositions of real estate a loss of $38.0 million. This $38.0 million loss resulted primarily from a change in estimate due to better insight into information related to the finalization of the recording of purchase price accounting to appropriate entities acquired in past acquisitions and the related historical estimation process in determining the carrying value of assets sold. The recognition of this amount in the current period is considered to be a change in estimate associated with the historical estimated gain or loss on the sale of these properties. In the prior quarters, the Company recognized a gain of approximately $10.0 million related to this same change in estimate, resulting in a total change in estimate for the year ended December 31, 2002 of $28.0 million. The recognition of this change in estimate resulted in a decrease in basic earnings per unit of $0.29 and diluted earnings per unit of $0.28 for the year ended December 31, 2002.

        During the quarter ended December 31, 2001, the Company recorded the following adjustments affecting previous quarters. These adjustments, in total, did not have an overall material impact on net income for any one quarter.

Adjustment	Income (Expense)
(in thousands)
Interest expense	$15,283
Capitalized costs	4,629
Income from property operations	(7,421)
Distributions to minority partners in excess of income	(9,207)
Insurance claim losses	(4,016)
Interest and other income	(3,400)
Depreciation and amortization expense	(424)
Health insurance	(1,950)
Other	(922)

Impact on net income for the quarter ended December 31, 2001	$(7,428)

NOTE 24 — Industry Segments

        The Company has two reportable segments: real estate (owning and operating apartments); and investment management business (providing, to third parties and affiliates, services relating to the apartment business). The Company owns and operates apartment communities throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. The Company separately evaluates the performance of each of its apartment communities. However, because each of its apartment communities has similar economic characteristics, the apartment communities have been aggregated into a single apartment communities, or real estate, segment. The Company considers disclosure of different components of the multifamily housing business to be useful. All real estate revenues are from external customers and no revenues are generated from transactions with other segments. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment. In 2002, the Company formed Aimco Capital to integrate affordable property operations within its real estate segment, and asset management and transaction activities within its investment management business.

        No single resident or related group of residents contributed 10% or more of total revenues during the years ended December 31, 2002, 2001 or 2000. The Company also manages apartment properties and provides other services for third parties and affiliates through its investment management business segment. As disclosed, a significant portion of the revenues of the investment management business is from affiliates.

        A performance measure the Company uses for each segment is its contribution to free cash flow ("Free Cash Flow" or "FCF"). The Company defines Free Cash Flow as net operating income less the capital spending required to maintain and improve the related assets. Free Cash Flow measures profitability prior to the cost of capital. Other performance measures the Company uses include funds from operations, adjusted funds from operations and earnings before structural depreciation. The Company deducts Capital Replacement spending to arrive at Free Cash Flow and adjusted funds from operations. In addition, beginning in the second quarter of 2002, the Company began deducting Capital Enhancement spending. This additional deduction is reflected on a prospective basis. Certain reclassifications have been made to 2001 and 2000 amounts to conform to the 2002 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the adoption of SFAS 144 in 2002.

        The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company's Free Cash Flow for the years ended December 31, 2002, 2001 and 2000, from these segments, and a reconciliation of Free Cash Flow to funds from operations, funds from operations less actual spending for Capital Replacements and Capital Enhancements, and net income (in thousands, except equivalent units (ownership effected) and monthly rents):

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except unit data)

	2002
	Consolidated	Unconsolidated	Total	%
Real Estate
Conventional
Average monthly rent greater than $1,200 per unit (equivalent units of 8,464, 4,589 and 2,303 for 2002, 2001 and 2000)	$82,986	$3,630	$86,616	10.7%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 6,789, 4,484 and 2,532 for 2002, 2001 and 2000)	53,722	2,880	56,602	7.0%
Average monthly rent $900 to $1,000 per unit (equivalent units of 11,900, 9,068 and 4,832 for 2002, 2001 and 2000)	90,610	3,153	93,763	11.6%
Average monthly rent $800 to $900 per unit (equivalent units of 12,635, 12,680, and 6,851 for 2002, 2001 and 2000)	79,742	2,334	82,076	10.2%
Average monthly rent $700 to $800 per unit (equivalent units of 19,555, 18,763, and 10,608 for 2002, 2001 and 2000)	95,816	6,296	102,112	12.7%
Average monthly rent $600 to $700 per unit (equivalent units of 34,718, 36,556, and 30,422 for 2002, 2001 and 2000)	139,478	11,861	151,339	18.8%
Average monthly rent $500 to $600 per unit (equivalent units of 37,971, 37,701, and 40,529 for 2002, 2001 and 2000)	121,294	10,135	131,429	16.3%
Average monthly rent less than $500 per unit (equivalent units of 19,832, 17,267, and 21,455 for 2002, 2001 and 2000)	35,979	1,105	37,084	4.6%

Subtotal conventional real estate contribution to Free Cash Flow	699,627	41,394	741,021	91.9%

Affordable (equivalent units of 21,225, 13,169, and 14,179 for 2002, 2001 and 2000)	49,856	20,699	70,555	8.7%
College housing (average rent of $610, $581 and $662 per month for 2002, 2001 and 2000) (equivalent units of 2,841, 3,021, and 2,860 for 2002, 2001 and 2000)	12,390	281	12,671	1.6%
Other real estate	3,536	106	3,642	0.5%
Minority interest	(82,045)	—	(82,025)	(10.2)%

Total real estate contribution to Free Cash Flow	683,364 (1)	62,480	745,844	92.5%
Investment Management Business
Management contracts (property and asset management)
Controlled Properties	16,996	—	16,996	2.1%
Third party with terms in excess of one year	2,364	—	2,364	0.3%
Third party cancelable in 30 days	1,049	—	1,049	0.1%
Insurance operations	(7,021)	—	(7,021)	(0.8)%

Investment management business contribution to Free Cash Flow before activity based fees	13,388	—	13,388	1.7%
Activity based fees	8,900	—	8,900	1.1%

Total investment management business contribution to Free Cash Flow	22,288 (2)	—	22,288	2.8%
Interest and Other Income
Transactional income	44,539	—	44,539	5.5%
General partner loan interest	26,584	—	26,584	3.3%
Money market and interest bearing accounts	2,571	—	2,571	0.3%
Interest from AIMCO	4,396	—	4,396	0.5%

Total interest and other income contribution to Free Cash Flow	78,090	—	78,090	9.6%
General and administrative expenses	(20,344)	—	(20,344)	(2.5)%
Other expenses	(10,200)	—	(10,200)	(1.3)%
Provision for losses on accounts, fees and notes receivable	(9,006)	—	(9,006)	(1.1)%

Free Cash Flow (FCF) (4)	$744,192	$62,480	$806,672	100.0%

[Additional columns below]

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except unit data)

	2001				2000
	Consolidated	Unconsolidated	Total	%	Consolidated		Unconsolidated	Total	%
Real Estate
Conventional
Average monthly rent greater than $1,200 per unit (equivalent units of 8,464, 4,589 and 2,303 for 2002, 2001 and 2000)	$42,269	$5,674	$47,943	6.1%	$19,842		$5,075	$24,917	3.7%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 6,789, 4,484 and 2,532 for 2002, 2001 and 2000)	43,709	3,145	46,854	6.0%	24,494		5,511	30,005	4.4%
Average monthly rent $900 to $1,000 per unit (equivalent units of 11,900, 9,068 and 4,832 for 2002, 2001 and 2000)	76,075	2,662	78,737	10.0%	25,448		3,281	28,729	4.3%
Average monthly rent $800 to $900 per unit (equivalent units of 12,635, 12,680, and 6,851 for 2002, 2001 and 2000)	90,672	4,986	95,658	12.2%	58,797		3,035	61,832	9.2%
Average monthly rent $700 to $800 per unit (equivalent units of 19,555, 18,763, and 10,608 for 2002, 2001 and 2000)	95,862	8,842	104,704	13.4%	60,197		10,660	70,857	10.5%
Average monthly rent $600 to $700 per unit (equivalent units of 34,718, 36,556, and 30,422 for 2002, 2001 and 2000)	169,790	14,706	184,496	23.5%	135,860		20,694	156,554	23.2%
Average monthly rent $500 to $600 per unit (equivalent units of 37,971, 37,701, and 40,529 for 2002, 2001 and 2000)	124,565	12,458	137,023	17.5%	139,367		19,094	158,461	23.5%
Average monthly rent less than $500 per unit (equivalent units of 19,832, 17,267, and 21,455 for 2002, 2001 and 2000)	35,065	2,297	37,362	4.8%	50,658		5,613	56,271	8.3%

Subtotal conventional real estate contribution to Free Cash Flow	678,007	54,770	732,777	93.5%	514,663		72,963	587,626	87.1%

Affordable (equivalent units of 21,225, 13,169, and 14,179 for 2002, 2001 and 2000)	17,360	26,096	43,456	5.5%	21,343		30,133	51,476	7.6%
College housing (average rent of $610, $581 and $662 per month for 2002, 2001 and 2000) (equivalent units of 2,841, 3,021, and 2,860 for 2002, 2001 and 2000)	12,741	393	13,134	1.7%	12,777		997	13,774	2.0%
Other real estate	1,010	460	1,470	0.2%	4,424		6,478	10,902	1.6%
Minority interest	(89,783)	—	(89,783)	(11.5)%	(87,890)		—	(87,890)	(12.9)%

Total real estate contribution to Free Cash Flow	619,335 (1)	81,719	701,054	89.4%	465,317	(1)	110,571	575,888	85.4%
Investment Management Business
Management contracts (property and asset management)
Controlled Properties	34,664	—	34,664	4.4%	16,182		14,233	30,415	4.5%
Third party with terms in excess of one year	1,758	—	1,758	0.2%	—		7,839	7,839	1.2%
Third party cancelable in 30 days	2,459	—	2,459	0.3%	—		2,700	2,700	0.4%
Insurance operations	(6,343)	—	(6,343)	(0.8)%	—		—	—	0.0%

Investment management business contribution to Free Cash Flow before activity based fees	32,538	—	32,538	4.1%	16,182		24,772	40,954	6.1%
Activity based fees	13,782	—	13,782	1.8%	6,311		1,127	7,438	1.1%

Total investment management business contribution to Free Cash Flow	46,320 (2)	—	46,320	5.9%	22,493	(2)	25,899	48,392	7.2%
Interest and Other Income
Transactional income	36,039	—	36,039	4.6%	26,409		—	26,409	3.9%
General partner loan interest	25,995	—	25,995	3.3%	23,205		2,442	25,647	3.8%
Money market and interest bearing accounts	6,383	—	6,383	0.8%	16,349		—	16,349	2.4%
Interest from AIMCO	—	—	—	0.0%	—		—	—	0.0%

Total interest and other income contribution to Free Cash Flow	68,417	—	68,417	8.7%	65,963		2,442	68,405	10.1%
General and administrative expenses	(18,530)	—	(18,530)	(2.4)%	(18,123)		—	(18,123)	(2.7)%
Other expenses	(6,400)	—	(6,400)	(0.8)%	—		—	—	0.0%
Provision for losses on accounts, fees and notes receivable	(6,646)	—	(6,646)	(0.8)%	—		—	—	0.0%

Free Cash Flow (FCF) (4)	$702,496	$81,719	$784,215	100.0%	$535,650		$138,912	$674,562	100.0%

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except per unit data)

	2002
	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF) (4)	$744,192	$62,480	$806,672
Cost of Senior Capital — Interest expense:
Secured debt — Long-term, fixed rate	(297,915)	(39,397)	(337,312)
Secured debt — Long-term, variable rate (principally tax-exempt)	(20,541)	(2,020)	(22,561)
Secured debt — Short-term	(14,300)	—	(14,300)
Lines of credit and other unsecured debt	(22,626)	—	(22,626)
Interest expense on mandatorily redeemable convertible preferred securities	(1,161)	—	(1,161)
Interest capitalized	16,806	1,185	17,991

Total interest expense before minority interest	(339,737)	(40,232)	(379,969)
Minority interest share of interest expense	38,962	—	38,962

Total interest expense after minority interest	(300,775)	(40,232)	(341,007)
Distributions on preferred securities owned by minority interest	(98)	—	(98)
Distributions on preferred OP units	(107,646)	—	(107,646)

Total distributions on preferred OP units and securities	(107,744)	—	(107,744)
Non-structural depreciation, net of Capital Replacements/Enhancements	34,705	6,899	41,604
Amortization of intangibles	(4,026)	—	(4,026)
Gain (loss) on dispositions of real estate	(27,902)	—	(27,902)
Income from discontinued operations	2,735	—	2,735
Deferred income tax benefit	—	—	—

Earnings Before Structural Depreciation (EBSD) (4)	341,185	29,147	370,332
Structural depreciation, net of minority interest	(216,344)	(28,453)	(244,797)
Distributions to minority partners in excess of income	(26,979)	—	(26,979)

Net income (loss) attributable to common unitholders	97,862	694 (3)	98,556
(Gain) loss on dispositions of real estate	27,902	—	27,902
Discontinued operations:
(Gain) loss on disposals, net of minority interest	(1,437)	—	(1,437)
Depreciation, net of minority interest	10,015	—	10,015
Distributions to minority partners in excess of income	1,401	—	1,401
Income tax arising from disposals	2,507	—	2,507
Gain on disposition of land	—	—	—
Structural depreciation, net of minority interest	216,344	28,453	244,797
Distributions to minority partners in excess of income	26,979	—	26,979
Non-structural depreciation, net of minority interest	44,163	5,091	49,254
Amortization of intangibles	4,026	—	4,026
Deferred income tax benefit	—	—	—

Funds From Operations (FFO) (4)	429,762	34,238	464,000
Capital Replacements	(71,714)	(11,168)	(82,882)
Capital Enhancements	(7,149)	(823)	(7,972)

Adjusted Funds From Operations (AFFO) (4)	$350,899	$22,247	$373,146

	Earnings	Units	Earnings Per Unit
EBSD
Basic	$370,332	98,093
Diluted	405,619	110,015
Net Income
Basic	98,556	98,093	$1.00
Diluted	98,556	99,168	$0.99
FFO
Basic	464,000	98,093
Diluted	504,816	109,062
AFFO
Basic	373,146	98,093
Diluted	401,043	106,222
Operating Earnings
Basic	150,702	98,093
Diluted	150,702	99,168

[Additional columns below]

FREE CASH FLOW FROM BUSINESS COMPONENTS
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except per unit data)

	2001			2000
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF) (4)	$702,496	$81,719	$784,215	$535,650	$138,912	$674,562
Cost of Senior Capital — Interest expense:
Secured debt — Long-term, fixed rate	(257,442)	(45,851)	(303,293)	(218,025)	(48,441)	(266,466)
Secured debt — Long-term, variable rate (principally tax-exempt)	(24,219)	(4,458)	(28,677)	(952)	(13,381)	(14,333)
Secured debt — Short-term	(10,088)	(62)	(10,150)	(10,384)	(1,697)	(12,081)
Lines of credit and other unsecured debt	(20,366)	(2)	(20,368)	(31,796)	(2,698)	(34,494)
Interest expense on mandatorily redeemable convertible preferred securities	(1,568)	—	(1,568)	(8,869)	—	(8,869)
Interest capitalized	16,176	591	16,767	9,893	249	10,142

Total interest expense before minority interest	(297,507)	(49,782)	(347,289)	(260,133)	(65,968)	(326,101)
Minority interest share of interest expense	43,911	—	43,911	56,616	—	56,616

Total interest expense after minority interest	(253,596)	(49,782)	(303,378)	(203,517)	(65,968)	(269,485)
Distributions on preferred securities owned by minority interest	(2,712)	—	(2,712)	(2,718)	—	(2,718)
Distributions on preferred OP units	(100,134)	—	(100,134)	(70,217)	—	(70,217)

Total distributions on preferred OP units and securities	(102,846)	—	(102,846)	(72,935)	—	(72,935)
Non-structural depreciation, net of Capital Replacements/Enhancements	(3,832)	(346)	(4,178)	(20,839)	(1,885)	(22,724)
Amortization of intangibles	(18,729)	—	(18,729)	(6,698)	(5,370)	(12,068)
Gain (loss) on dispositions of real estate	18,848	—	18,848	26,335	—	26,335
Income from discontinued operations	4,055	—	4,055	4,355	—	4,355
Deferred income tax benefit	—	—	—	—	(154)	(154)

Earnings Before Structural Depreciation (EBSD) (4)	346,396	31,591	377,987	262,351	65,535	327,886
Structural depreciation, net of minority interest	(262,445)	(48,253)	(310,698)	(203,804)	(60,207)	(264,011)
Distributions to minority partners in excess of income	(46,359)	—	(46,359)	(24,375)	—	(24,375)

Net income (loss) attributable to common unitholders	37,592	(16,662) (3)	20,930	34,172	5,328 (3)	39,500
(Gain) loss on dispositions of real estate	(18,848)	—	(18,848)	(26,335)	—	(26,335)
Discontinued operations:
(Gain) loss on disposals, net of minority interest	—	—	—	—	—	—
Depreciation, net of minority interest	13,534	—	13,534	9,997	—	9,997
Distributions to minority partners in excess of income	1,342	—	1,342	—	—	—
Income tax arising from disposals	—	—	—	—	—	—
Gain on disposition of land	3,843	—	3,843	—	—	—
Structural depreciation, net of minority interest	262,445	48,253	310,698	203,804	60,207	264,011
Distributions to minority partners in excess of income	46,359	—	46,359	24,375	—	24,375
Non-structural depreciation, net of minority interest	53,656	9,253	62,909	53,113	9,981	63,094
Amortization of intangibles	18,729	—	18,729	6,698	5,370	12,068
Deferred income tax benefit	3,202	—	3,202	—	154	154

Funds From Operations (FFO) (4)	421,854	40,844	462,698	305,824	81,040	386,864
Capital Replacements	(49,828)	(8,907)	(58,735)	(32,268)	(8,099)	(40,367)
Capital Enhancements	—	—	—	—	—	—

Adjusted Funds From Operations (AFFO) (4)	$372,026	$31,937	$403,963	$273,556	$72,941	$346,497

	Earnings	Units	Earnings Per Unit	Earnings	Units	Earnings Per Unit
EBSD
Basic	$377,987	83,770		$327,886	75,183
Diluted	443,941	102,147		380,838	91,506
Net Income
Basic	20,930	83,770	$0.25	39,500	75,183	$0.53
Diluted	20,930	84,960	$0.25	39,500	76,198	$0.52
FFO
Basic	462,698	83,770		386,864	75,183
Diluted	528,653	102,147		439,830	91,506
AFFO
Basic	403,963	83,770		346,497	75,183
Diluted	469,918	102,147		399,463	91,506
Operating Earnings
Basic	44,386	83,770		33,185	75,183
Diluted	44,386	84,960		33,185	76,198

(1)
Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	2002	2001	2000
Consolidated real estate contribution to Free Cash Flow	$683,364	$619,335	$465,317
Plus: Minority interest	82,045	89,783	87,890
Plus: Capital Replacements	71,714	49,828	32,268
Plus: Capital Enhancements	7,149	—	—
Plus: Property operating expenses	561,412	465,721	413,077

Rental and other property revenues	$1,405,684	$1,224,667	$998,552

(2)
Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	2002	2001	2000
Consolidated investment management business contribution to Free Cash Flow	$22,288	$46,320	$22,493
Plus: Management and other expenses	78,262	112,047	11,137

Management fees and other income primarily from affiliates	$100,550	$158,367	$33,630

(3)
Reconciliation of unconsolidated net income (loss) attributable to common unitholders to equity in earnings (losses) of unconsolidated real estate partnerships and equity in losses of unconsolidated subsidiaries (in thousands):

	2002	2001	2000
Equity in losses of unconsolidated subsidiaries	$—	$—	$(2,290)
Equity in earnings (losses) of unconsolidated real estate partnerships	694	(16,662)	7,618

Unconsolidated net income (loss) attributable to common unitholders	$694	$(16,662)	$5,328

(4)
The Company uses Free Cash Flow, Earnings Before Structural Depreciation, Funds From Operations, and Adjusted Funds From Operations as performance measurement standards. These should not be considered alternatives to net income or net cash flow from operating activities, as determined in accordance with generally accepted accounting principles ("GAAP"), or as an indication of its performance or as a measure of liquidity.

  •
  "Free Cash Flow" or "FCF" is defined by the Company as net operating income less the Capital Replacement spending required to maintain, and the Capital Enhancement spending made to improve, the related assets. FCF measures profitability prior to the cost of capital.

  •
  "Earnings Before Structural Depreciation" or "EBSD" is defined by the Company as net income (loss), determined in accordance with GAAP, plus "structural depreciation," (i.e., depreciation of buildings and land improvements whose useful lives exceed 20 years).

  •
  "Funds From Operations" or "FFO" is defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, disposals of depreciable property, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated partnerships, joint ventures and discontinued operations. The Company calculates FFO based on the NAREIT definition, plus amortization of intangibles, plus distributions to minority partners in excess of income and less distributions on preferred units. The Company calculates FFO (diluted) by adding back the interest expense and preferred distributions relating to convertible securities whose conversion is dilutive to FFO. The Company's basis for computing FFO may not be comparable with that of other real estate investment trusts.

  •
  "Adjusted Funds From Operations" or "AFFO" is defined by the Company as FFO less Capital Replacement spending and, for 2002 and subsequent periods, Capital Enhancement spending. Capital Replacement spending was equal to $478 per unit for the year ended December 31, 2002, $367 per unit for the year ended December 31, 2001, and $300 per unit for the year ended December 31, 2000. Capital Enhancement spending was equal to $46 per unit for the year ended December 31, 2002. In the year ended December 31, 2002, $8.0 million in Capital Enhancement spending was deducted to arrive at AFFO. In 2001 and 2000 Capital Enhancement spending was not deducted to arrive at AFFO.

Reconciliation of FCF, EBSD, FFO and AFFO to Net Income (in thousands):

	For the Year Ended December 31, 2002
	FCF	EBSD	FFO	AFFO
Amount per Free Cash Flow schedule above	$806,672	$370,332	$464,000	$373,146
Total interest expense after minority interest	(341,007)	—	—	—
Distributions on preferred securities owned by minority interest	(94)	—	—	—
Distributions on preferred OP Units	—	107,646	107,646	107,646
Structural depreciation, net of minority interest	(244,797)	(244,797)	(244,797)	(244,797)
Non-structural depreciation, net of minority interest	(49,254)	—	(49,254)	(49,254)
Distributions to minority partners in excess of income	(26,979)	(26,979)	(26,979)	(26,979)
Discontinued Operations:
Income from operations	2,735	—	—	—
Gain on disposals	—	—	1,437	1,437
Depreciation, net of minority interest	—	—	(10,015)	(10,015)
Distributions to minority partners in excess of income	—	—	(1,401)	(1,401)
Income tax arising from disposals	—	—	(2,507)	(2,507)
Capital Replacements	82,882	—	—	82,882
Capital Enhancements	7,972	—	—	7,972
Amortization of intangibles	(4,026)	—	(4,026)	(4,026)
Loss on dispositions of real estate	(27,902)	—	(27,902)	(27,902)

Net income	$206,202	$206,202	$206,202	$206,202

	For the Year Ended December 31, 2001
	FCF	EBSD	FFO	AFFO
Amount per Free Cash Flow schedule above	$784,215	$377,987	$462,698	$403,963
Total interest expense after minority interest	(303,378)	—	—	—
Distributions on preferred securities owned by minority interest	(2,716)	—	—	—
Distributions on preferred OP Units	—	100,134	100,134	100,134
Structural depreciation, net of minority interest	(310,698)	(310,698)	(310,698)	(310,698)
Non-structural depreciation, net of minority interest	(62,909)	—	(62,909)	(62,909)
Distributions to minority partners in excess of income	(46,359)	(46,359)	(46,359)	(46,359)
Discontinued Operations:
Income from operations	4,055	—	—	—
Depreciation, net of minority interest	—	—	(13,534)	(13,534)
Distributions to minority partners in excess of income	—	—	(1,342)	(1,342)
Capital Replacements	58,735	—	—	58,735
Amortization of intangibles	(18,729)	—	(18,729)	(18,729)
Gain on dispositions of real estate	18,848	—	18,848	18,848
Gain on disposition of land	—	—	(3,843)	(3,843)
Income tax arising from disposals	—	—	(3,202)	(3,202)

Net income	$121,064	$121,064	$121,064	$121,064

	For the Year Ended December 31, 2000
	FCF	EBSD	FFO	AFFO
Amount per Free Cash Flow schedule above	$674,562	$327,886	$386,864	$346,497
Total interest expense after minority interest	(269,485)	—	—	—
Distributions on preferred securities owned by minority interest	(2,715)	—	—	—
Distributions on preferred OP Units	—	70,217	70,217	70,217
Structural depreciation, net of minority interest	(264,011)	(264,011)	(264,011)	(264,011)
Non-structural depreciation, net of minority interest	(63,094)	—	(63,094)	(63,094)
Distributions to minority partners in excess of income	(24,375)	(24,375)	(24,375)	(24,375)
Discontinued Operations:
Income from operations	4,355	—	—	—
Depreciation, net of minority interest	—	—	(9,997)	(9,997)
Capital Replacements	40,367	—	—	40,367
Amortization of intangibles	(12,068)	—	(12,068)	(12,068)
Gain on dispositions of real estate	26,335	—	26,335	26,335
Deferred income tax benefit	(154)	—	(154)	(154)

Net income	$109,717	$109,717	$109,717	$109,717

ASSETS (in thousands):	December 31, 2002	December 31, 2001	December 31, 2000
Total assets for reportable segments (1)	$10,019,851	$7,813,607	$7,299,526
Corporate and other assets	335,478	386,919	399,648

Total consolidated assets	$10,355,329	$8,200,526	$7,699,174

(1)
Assets associated with the investment management business are immaterial, and are therefore included in total assets for reportable segments.

NOTE 25 — Income Taxes

        As discussed in Note 6, prior to January 1, 2001, the taxable REIT subsidiaries were not consolidated and therefore the associated income tax expense and related liabilities were included in the equity in earnings (losses) of unconsolidated subsidiaries and investment in unconsolidated subsidiaries, respectively.

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2002	December 31, 2001
Deferred tax liabilities:
Partnership differences	$48,773	$69,036
Bad debt reserves	6,215	1,526
Depreciation of fixed assets	8,801	9,165

Total deferred tax liabilities	$63,789	$79,727

Deferred tax assets:
Net operating and capital loss carryforward	$16,700	$34,813
Receivables	6,264	6,264
Accrued expenses	—	3,500
Compensation and benefits	78	78
Section 197 intangibles	1,622	2,865
Accrued liabilities	8,080	8,080
Accrued interest expense	1,772	2,941
AMT credits	1,231	1,231
Other	21	23

Total deferred tax assets	35,768	59,795
Valuation allowance for deferred tax assets	(8,659)	(16,416)

Deferred tax assets, net of valuation allowance	27,109	43,379

Net deferred tax (liabilities) assets	$(36,680)	$(36,348)

        Significant components of the provision (benefit) for income taxes are as follows and classified with management and other expenses in the Company's statement of income for 2002 and 2001 (in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Current:
Federal	$175	$1,177	$963
State	1,640	135	—

Total current	1,815	1,312	963

Deferred:
Federal	(175)	(2,978)	372
State	(1,640)	(341)	44

Total deferred	(1,815)	(3,319)	416

	$—	$(2,007)	$1,379

        Consolidated income (loss) subject to tax is $5,093,000 for 2002, $(4,851,000) for 2001, and $4,694,000 for 2000. The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$1,783	35.0%	$(1,699)	35.0%	$1,643	35.0%
State income tax, net of Federal tax benefit	—	0.0%	(206)	4.2%	275	5.9%
Effect of permanent differences	5,347	105.0%	(276)	5.7%	117	2.5%
Increase (decrease) valuation allowance	(7,130)	(140.0)%	174	(3.5)%	(656)	(14.0)%

	$—	0.0%	$(2,007)	41.4%	$1,379	29.4%

        Income taxes paid totaled $1,620,000, $819,000, and $117,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2002, the Company had net operating loss carryforwards (NOLs) of approximately $42.3 million for income tax purposes that expire in years 2012 to 2021. Subject to some limitations, the NOL carryover may be used to offset all or a portion of taxable income generated by the taxable REIT subsidiaries.

NOTE 26 — Transfers of Financial Assets

        In 2001, the Company sold certain tax-exempt bond receivables acquired in connection with its acquisition of OTEF (see Note 4) to an unrelated third party at a discount to their face amount and retained a residual interest in the sold bonds. The fair value of the Company's retained residual interests were based on the future cash flows from the bonds. Gain or loss on sale of the tax-exempt bonds depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained residual interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained residual interests, so the Company generally estimates fair value of the retained residual interests based on the present value of future expected cash flows of the bonds, which are derived from the underlying properties' operations. The fair value of both the retained residual interests and the bonds, based on the underlying properties that secure the bonds, were estimated using management's best estimates of the key assumptions — capitalization rates and discount rates commensurate with the risks involved. The total fair value of the retained residual interests did not exceed the face amount of the bonds, less the sales price of the bonds, including any cash gains recognized upon the sale of the bonds.

        Key economic assumptions used in measuring the fair value of retained residual interests at the date of the sale were as follows:

2001 Tax-Exempt Bonds
Face value of bonds	$283.9 million
Sales price of bonds	$257.8 million
Fair value of retained residual interests	$19.6 million
Capitalization rates on the underlying properties	7.7% - 9.35%
Impact on fair value of 10% adverse change in the fair value of the underlying properties	None
Impact on fair value of 20% adverse change in the fair value of the underlying properties	$5.8 million decrease

        In 2001, the Company received net proceeds of approximately $253.3 million and recognized gains of $26.1 million on the sale and retained residual interests of these tax-exempt bonds. All gains and losses have been realized and were determined on the specific identification method and are reflected in interest and other income.

        In 2002, the Company received net proceeds of approximately $27.3 million and recognized gains of $7.7 million in connection with the sale of certain assets, as well as additional proceeds received from the refinancing of the tax-exempt bonds of the underlying properties, and as a result the Company's retained residual interests aggregating approximately $27.0 million were collected.

NOTE 27 — Discontinued Operations and Assets Held for Sale

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold in the current period. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statements of income under the heading "discontinued operations." This change has resulted in certain reclassifications of 2001 and 2000 financial statement amounts.

        The components of income from operations related to discontinued operations for the years ended December 31, 2002, 2001 and 2000 are shown below. These include the results of operations through the date of each respective sale for sold properties and a full period of operations for those assets held for sale for the year ended December 31, 2002 and a full period of operations for the years ended December 31, 2001 and 2000 (dollars in thousands):

	2002	2001	2000
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$52,188	$61,936	$52,448
Property operating expense	(25,835)	(30,466)	(26,763)

Income from property operations	26,353	31,470	25,685

Depreciation of rental property	(10,981)	(14,711)	(11,137)
Interest expense	(9,896)	(12,854)	(9,693)
Interest and other income	121	176	278
Minority interest in consolidated real estate partnerships	(391)	1,316	(778)

Operating earnings	5,206	5,397	4,355
Gain on dispositions of real estate, net of minority interest	1,437	—	—
Distributions to minority partners in excess of income	(1,401)	(1,342)	—
Income tax arising from disposals	(2,507)	—	—

Income from discontinued operations	$2,735	$4,055	$4,355

        Included in the gain on dispositions of real estate was approximately $3.0 million of impairments, or initial write-downs of the assets that were recorded at the time properties were classified as assets held for sale during 2002. The remainder of the gain on dispositions of real estate included approximately $4.4 million, net of minority interest, related to the subsequent net gain recorded upon sale of the properties.

        The Company is currently marketing for sale certain real estate properties that are inconsistent with its long-term investment strategies (as determined by management from time to time). The Company expects that all properties classified as held for sale will sell within one year from the date classified as held for sale. As of December 31, 2002, the Company classified as assets held for sale eight properties with an aggregate of 2,214 units and a net book value of $64.5 million. Other properties, both consolidated and unconsolidated, are being marketed for sale but are not accounted for as assets held for sale as they do not meet the criteria under SFAS 144. In addition, as required by SFAS 144, the $130.0 million of assets held for sale at December 31, 2001, represent 19 properties with 4,411 units that were classified as assets held for sale during 2002.

NOTE 28 — Subsequent Events

Distribution Declared

        On January 30, 2003, the General Partner declared a quarterly cash distribution of $0.82 per unit for the quarter ended December 31, 2002, paid on February 18, 2003, to unitholders of record on February 11, 2003. The distribution is equivalent to an annualized distribution rate of $3.28 per unit, which remained the same as the previous annual distribution rate.

Amendment of Credit Facility and Term Loan

        On February 14, 2003, the Company and its lenders amended the revolving credit facility to provide for a $100 million increase, at the Company's option, in the available commitment to $500 million (such commitment in excess of $400 million is not available until it has been syndicated), reduced the minimum fixed charge coverage ratio from 1.60:1 to 1.50:1 through the maturity date and extend the maturity date one year to July 31, 2005. Upon the effective date of the amendment, the margin on LIBOR-based loans and base rate loans was amended to a range between 2.05% to 2.65% and .55% to 1.15%, respectively, based on the fixed charge coverage ratio. In addition, the Company and its lenders amended the Casden Loan with the same reduction in the fixed charge coverage ratio as stated above for the credit facility, through maturity, and to eliminate mandatory prepayments for the remainder of the term using proceeds from equity, sales or refinancing proceeds (except as such proceeds arise from transactions of the properties acquired in the Casden Merger).

Assets Held for Sale

        Subsequent to December 31, 2002, an additional five properties with 1,226 units became classified as assets held for sale. At December 31, 2002, these assets had a net book value of $29.0 million with related liabilities of $20.6 million.

AIMCO PROPERTIES, L.P

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2002
(In Thousands Except Unit Data)

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
100 Forest Place	High Rise	Dec-97	Oak Park, IL	1987	234	$2,864	$18,616	$1,467
6111 At Ridgeway Crossing	Garden	Dec-97	Memphis, TN	1984	584	782	11,506	4,145
Abington I	Garden	Jul-02	Indianapolis, IN	1979	108	689	3,139	428
Abington II	Garden	Oct-02	Indianapolis, IN	1980	220	1,564	5,848	309
All Hallows	Garden	Jul-02	San Francisco, CA	1976	157	2,042	14,268	1,082
Alliance Towers	High Rise	Mar-02	Lombard, IL	1971	101	1,045	1,665	25
Alpine	Garden	Oct-99	Birmingham, AL	1972	159	556	4,781	463
Anchorage Apartments	Garden	Nov-96	League City, TX	1985	264	1,155	7,164	1,777
Antelope Valley	Garden	Mar-02	Lancaster, CA	1983	121	2,555	4,084	49
Anthracite	High Rise	Mar-02	Pittston, PA	1981	121	1,623	2,602	24
Apartment, The	Garden	Jul-00	Omaha, NE	1973	204	950	8,766	300
Apple Creek (TX)	Garden	Jan-00	Temple, TX	1984	176	517	3,707	165
Arbors	Garden	May-98	Deland, FL	1987	224	1,507	9,275	569
Arbors (Grovetree), The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,189	834
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	1,741	14,939	1,829
Armitage Commons	Mid Rise	Mar-02	Chicago, IL	1983	104	2,640	3,886	399
Arrowsmith	Garden	Mar-02	Corpus Christi, TX	1980	70	619	975	26
Ashford, The	Garden	Dec-95	Atlanta, GA	1968	211	2,771	9,002	19,569
Ashland Manor	High Rise	Mar-02	East Moline, IL	1977	189	731	1,114	68
Aspen Point	Garden	Dec-97	Arvada, CO	1972	120	353	3,806	3,081
Aspen Station	Garden	Oct-01	Richmond, VA	1979	232	1,827	8,819	236
Aspen Stratford B	High Rise	Oct-02	Newark, NJ	1920	60	352	1,716	42
Aspen Stratford C	High Rise	Oct-02	Newark, NJ	1920	56	353	1,938	24
Atriums of Plantation	Mid Rise	Aug-98	Plantation, FL	1980	210	1,807	10,251	698
Autumn Run (IL)	Garden	Oct-02	Naperville, IL	1984	320	1,722	19,295	50
Autumn Woods	Garden	Sep-00	Jackson, MI	1973	112	1,078	3,699	890
Baisley Park Gardens	Mid Rise	Apr-02	Jamaica, NY	1982	212	1,781	11,307	282
Baldwin Oaks	Mid Rise	Oct-99	Parsippany, NJ	1980	251	1,020	8,980	676

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
100 Forest Place	$2,864	$20,083	$22,947	$3,884	$19,063	$14,393
6111 At Ridgeway Crossing	782	15,651	16,433	4,350	12,083	9,079
Abington I	689	3,567	4,256	184	4,072	2,128
Abington II	1,564	6,157	7,721	150	7,571	4,587
All Hallows	2,042	15,350	17,392	7,310	10,082	3,452
Alliance Towers	1,045	1,690	2,735	43	2,692	2,391
Alpine	556	5,244	5,800	2,183	3,617	2,100
Anchorage Apartments	1,155	8,941	10,096	1,556	8,540	4,294
Antelope Valley	2,555	4,133	6,688	105	6,583	4,881
Anthracite	1,623	2,626	4,249	67	4,182	3,110
Apartment, The	950	9,066	10,016	4,339	5,677	4,489
Apple Creek (TX)	517	3,872	4,389	858	3,531	1,650
Arbors	1,507	9,844	11,351	2,364	8,987	7,605
Arbors (Grovetree), The	1,092	7,023	8,115	1,643	6,472	3,369
Arbours Of Hermitage, The	1,741	16,768	18,509	6,859	11,650	5,650
Armitage Commons	2,640	4,285	6,925	123	6,802	4,975
Arrowsmith	619	1,001	1,620	25	1,595	1,132
Ashford, The	2,771	28,571	31,342	3,378	27,964	6,441
Ashland Manor	731	1,182	1,913	30	1,883	1,683
Aspen Point	353	6,887	7,240	1,406	5,834	—
Aspen Station	1,827	9,055	10,882	2,154	8,728	6,582
Aspen Stratford B	352	1,758	2,110	321	1,789	1,808
Aspen Stratford C	353	1,962	2,315	312	2,003	1,599
Atriums of Plantation	1,807	10,949	12,756	2,071	10,685	7,562
Autumn Run (IL)	1,722	19,345	21,067	6,624	14,443	12,759
Autumn Woods	1,078	4,589	5,667	577	5,090	2,922
Baisley Park Gardens	1,781	11,589	13,370	260	13,110	12,010
Baldwin Oaks	1,020	9,656	10,676	4,298	6,378	7,348

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Bangor House	High Rise	Mar-02	Bangor, ME	1979	121	2,389	4,187	127
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,316	9,885	125
Bannock Arms	Garden	Mar-02	Boise, ID	1978	66	1,208	1,934	20
Barcelona	Garden	Oct-99	Houston, TX	1963	127	892	4,784	748
Baughman Towers	High Rise	Mar-02	Philippi, WV	1981	104	1,941	3,124	16
Bay Club Tower I	High Rise	Apr-97	Aventura, FL	1990	702	10,487	61,472	5,289
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	425	29,539	25,257	34
Bayhead Village	Garden	Oct-00	Indianapolis, IN	1978	202	1,462	5,135	781
Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,571	35,594	6,807
Baywood	Garden	Apr-00	Gretna, LA	1974	226	1,239	6,779	277
Beacon Hill	Garden	Oct-97	Chamblee, GA	1969	120	929	5,264	907
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	3,248	5,094	158
Beau Jardin	Garden	Apr-01	West Lafayette, IN	1968	252	5,460	5,257	870
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	650	1,010	42
Beech Lake	Garden	May-99	Durham, NC	1986	345	2,222	12,626	991
Beech's Farm	Garden	Oct-00	Columbia, MD	1983	135	3,905	3,579	851
Bent Oaks	Garden	May-98	Austin, TX	1978	146	1,096	6,431	394
Bent Tree (NC)	Garden	Sep-00	Greensboro, NC	1986	244	2,030	7,653	376
Bent Tree I	Garden	Oct-02	Indianapolis, IN	1983	240	1,294	7,447	48
Bent Tree III — Verandas	Garden	Sep-00	Indianapolis, IN	1985	96	1,767	3,307	305
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	144	3,213	5,103	135
Berkeley Gardens	High Rise	Mar-02	Martinsburg, WV	1981	132	503	820	1
Big Walnut	Garden	Apr-02	Columbus, OH	1968	251	546	9,776	159
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	4,188	6,608	166
Bluffs (IN), The	Garden	Dec-98	Lafayette, IN	1982	181	979	5,549	1,044
Boardwalk	Garden	Dec-95	Tamarac, FL	1985	291	3,351	7,862	2,350
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,319	21,056	155
Boulder Creek	Garden	Jul-94	Boulder, CO	1972	221	755	7,721	15,650
Boulevard Tower	High Rise	Mar-02	Bronx, NY	1967	332	2,288	3,358	343
Braesview	Garden	May-98	San Antonio, TX	1982	396	3,135	17,741	1,643
Brandywine	Garden	Jul-94	St. Petersburg, FL	1971	477	1,437	12,764	1,609

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Bangor House	2,389	4,314	6,703	547	6,156	3,402
Bank Lofts	3,316	10,010	13,326	1,750	11,576	7,807
Bannock Arms	1,208	1,954	3,162	49	3,113	1,256
Barcelona	892	5,532	6,424	1,487	4,937	3,460
Baughman Towers	1,941	3,140	5,081	79	5,002	3,223
Bay Club Tower I	10,487	66,761	77,248	14,065	63,183	59,139
Bayberry Hill Estates	29,539	25,291	54,830	259	54,571	32,751
Bayhead Village	1,462	5,916	7,378	656	6,722	3,715
Baymeadows	4,571	42,401	46,972	11,681	35,291	25,705
Baywood	1,239	7,056	8,295	1,630	6,665	4,166
Beacon Hill	929	6,171	7,100	1,389	5,711	3,169
Beacon Hill	3,248	5,252	8,500	141	8,359	6,052
Beau Jardin	5,460	6,127	11,587	758	10,829	4,761
Bedford House	650	1,052	1,702	27	1,675	1,118
Beech Lake	2,222	13,617	15,839	2,748	13,091	11,093
Beech's Farm	3,905	4,430	8,335	535	7,800	3,915
Bent Oaks	1,096	6,825	7,921	1,676	6,245	3,955
Bent Tree (NC)	2,030	8,029	10,059	751	9,308	4,667
Bent Tree I	1,294	7,495	8,789	747	8,042	4,250
Bent Tree III — Verandas	1,767	3,612	5,379	243	5,136	4,136
Berger Apartments	3,213	5,238	8,451	136	8,315	3,442
Berkeley Gardens	503	821	1,324	21	1,303	1,173
Big Walnut	546	9,935	10,481	3,515	6,966	5,720
Biltmore Towers	4,188	6,774	10,962	172	10,790	9,021
Bluffs (IN), The	979	6,593	7,572	1,404	6,168	3,518
Boardwalk	3,351	10,212	13,563	3,165	10,398	8,019
Boston Lofts	3,319	21,211	24,530	2,802	21,728	15,650
Boulder Creek	755	23,371	24,126	6,615	17,511	15,780
Boulevard Tower	2,288	3,701	5,989	94	5,895	4,773
Braesview	3,135	19,384	22,519	4,721	17,798	12,595
Brandywine	1,437	14,373	15,810	8,099	7,711	9,717

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Brant Rock Condominiums	Garden	Oct-97	Houston, TX	1984	84	337	1,908	534
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,709	1,042
Brentwood Apartments	Garden	Nov-96	Lake Jackson, TX	1980	104	592	2,741	614
Briar Bay Racquet Club	Mid Rise	Jul-00	Miami, FL	1974	194	1,481	9,772	267
Briarcliffe	Garden	Oct-00	Lansing, MI	1974	308	3,250	9,877	929
Briarwest	Garden	Oct-99	Houston, TX	1970	380	2,853	15,420	1,058
Briarwood	Garden	Oct-99	Houston, TX	1970	351	2,471	12,914	1,236
Bridgewater Apartments, The	Garden	Nov-96	Tomball, TX	1978	206	969	5,893	1,308
Brighton Crest	Garden	Jan-00	Marietta, GA	1987	320	2,072	13,344	838
Brittany Point Apartments	Garden	Oct-98	Huntsville, AL	1978	431	1,812	10,099	887
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	22,907	36,647	679
Broadmoor Ridge	Garden	Dec-97	Colorado Springs, CO	1974	200	796	4,695	9,842
Broadmoor, The	Garden	May-98	Austin, TX	1984	200	1,370	8,623	489
Brook Run	Garden	May-98	Arlington Heights, IL	1985	182	2,245	12,832	890
Brookdale Lakes	Garden	May-98	Naperville, IL	1990	200	2,709	15,352	685
Brookside Village	Garden	Apr-96	Tustin, CA	1970	628	7,255	25,700	7,561
Brookview	Garden	Dec-97	Montgomery, AL	1975	64	59	834	191
Brookwood Apartments (IN)	Garden	Apr-01	Indianapolis, IN	1967	404	4,545	9,103	1,822
Buckinghame	Garden	Mar-02	Los Angeles, CA	1983	83	1,712	2,745	24
Burgundy Court	Garden	Apr-00	Cincinnati, OH	1969	234	1,829	9,934	342
Burgundy Park	Garden	Apr-01	Forestville, MD	1967	108	1,798	2,130	671
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,689	22,544	1,056
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928/1998	275	11,708	71,480	37,745
Cameron Hill I	Garden	Oct-00	Chattanooga, TN	1976	254	1,707	6,063	593
Cameron Hill II	Garden	Oct-00	Chattanooga, TN	1978	108	707	2,326	545
Campbell Heights	High Rise	Oct-02	Washington, D.C.	1978	170	112	7,903	13
Canoga Park	Garden	Mar-02	North Hollywood, CA	1983	14	344	555	2
Canterbury Green Apartments	Garden	Dec-99	Fort Wayne, IN	1979	2009	13,659	73,784	9,160
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	4,038	6,190	369
Cape Cod	Garden	May-98	San Antonio, TX	1985	212	1,582	8,972	497
Captiva Club	Garden	Dec-96	Tampa, FL	1973	357	1,500	6,818	9,883

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Brant Rock Condominiums	337	2,442	2,779	610	2,169	1,068
Breakers, The	1,008	6,751	7,759	1,329	6,430	3,654
Brentwood Apartments	592	3,355	3,947	877	3,070	1,537
Briar Bay Racquet Club	1,481	10,039	11,520	3,978	7,542	3,500
Briarcliffe	3,250	10,806	14,056	1,209	12,847	6,522
Briarwest	2,853	16,478	19,331	4,193	15,138	10,732
Briarwood	2,471	14,150	16,621	3,867	12,754	8,588
Bridgewater Apartments, The	969	7,201	8,170	955	7,215	3,698
Brighton Crest	2,077	14,177	16,254	4,869	11,385	10,434
Brittany Point Apartments	1,812	10,986	12,798	591	12,207	9,608
Broadcast Center	22,907	37,326	60,233	1,212	59,021	34,000
Broadmoor Ridge	796	14,537	15,333	3,375	11,958	8,504
Broadmoor, The	1,370	9,112	10,482	2,127	8,355	6,000
Brook Run	2,245	13,722	15,967	3,276	12,691	11,800
Brookdale Lakes	2,709	16,037	18,746	3,940	14,806	12,215
Brookside Village	7,255	33,261	40,516	8,797	31,719	29,366
Brookview	59	1,025	1,084	153	931	481
Brookwood Apartments (IN)	4,545	10,925	15,470	1,079	14,391	9,720
Buckinghame	1,712	2,769	4,481	70	4,411	3,407
Burgundy Court	1,844	10,261	12,105	1,742	10,363	6,276
Burgundy Park	1,798	2,801	4,599	341	4,258	3,231
Burke Shire Commons	4,689	23,600	28,289	3,473	24,816	21,705
Calhoun Beach Club	11,708	109,225	120,933	9,394	111,539	48,445
Cameron Hill I	1,707	6,656	8,363	704	7,659	5,035
Cameron Hill II	707	2,871	3,578	309	3,269	2,081
Campbell Heights	112	7,916	8,028	2,106	5,922	4,415
Canoga Park	344	557	901	14	887	711
Canterbury Green Apartments	13,659	82,944	96,603	9,599	87,004	49,186
Canyon Terrace	4,038	6,559	10,597	165	10,432	5,976
Cape Cod	1,582	9,469	11,051	2,278	8,773	6,105
Captiva Club	1,600	16,601	18,201	3,484	14,717	8,312

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Carriage Hill	Garden	Jul-00	East Lansing, MI	1972	143	772	8,995	777
Carriage House	Garden	Oct-99	Gastonia, NC	1971	102	406	3,428	318
Casa Anita	Garden	Mar-98	Phoenix, AZ	1986	224	1,125	6,312	1,043
Casa de Las Hermanitas	Garden	Mar-02	Los Angeles, CA	1982	88	2,029	3,259	23
Castle Park	Mid Rise	Mar-02	St. Louis, MO	1983	209	3,498	5,609	79
Castlewood	Garden	Mar-02	Davenport, IA	1980	96	1,294	2,090	13
Cedar Brooke Apartments	Garden	Apr-00	Independence, MO	1971	158	991	4,598	420
Cedar Rim	Garden	Apr-00	New Castle, WA	1980	104	777	5,516	433
Cedarwood	Garden	Jan-00	Gretna, LA	1978	226	784	4,861	365
Centennial	Garden	Mar-02	Fort Wayne, IN	1983	88	1,593	2,536	40
Center City	Mid Rise	Mar-02	Hazelton, PA	1981	176	2,171	3,377	135
Center Square	High Rise	Oct-99	Doylestown, PA	1975	352	576	5,069	742
Chambers Ridge	Garden	Oct-99	Harrisburg, PA	1973	324	1,107	9,501	3,666
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	8,369	9,331	728
Chatham Harbor	Garden	Oct-99	Altamonte Springs, FL	1985	324	2,288	13,054	788
Chelsea Place	Garden	Oct-00	Murfreesboro, TN	1966	594	2,568	13,804	1,644
Chelsea Ridge Apartments	Garden	Apr-01	Wappinger Falls, NY	1966	835	10,403	32,932	2,492
Cherry Creek Gardens	Garden	Jan-00	Englewood, CO	1975	296	1,905	18,412	1,156
Cherry Ridge Terrace	Garden	Mar-02	Northern Cambria, PA	1983	62	1,044	1,674	15
Chesapeake Apartments	Garden	Jan-96	Houston, TX	1983	320	776	7,051	1,545
Chesapeake Landing	Garden	Mar-01	Dayton, OH	1986	256	2,276	4,886	363
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	16,202	16,858	1,017
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	2,041	7,971	561
Chestnut Hill	Garden	Apr-00	Philadelphia, PA	1963	834	6,457	49,463	2,717
Chestnut Hill	Garden	Oct-99	Middletown, CT	1986	314	3,003	20,132	498
Chidester Place	High Rise	Mar-02	Ypsilanti, MI	1979	151	1,991	3,133	87
Chimney Hill	Garden	Jul-00	Marietta, GA	1972	326	1,897	14,746	666
Chimney Top	Garden	Oct-02	Antioch, TN	1985	362	2,472	11,117	23
Chimneys of Oak Creek I	Garden	Oct-02	Kettering, OH	1981	200	1,670	6,043	87
Churchill Park	Garden	Jan-00	Louisville, KY	1970	384	1,909	13,212	785
Citadel	Garden	Jul-00	El Paso, TX	1973	261	1,037	8,597	238

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Carriage Hill	772	9,772	10,544	2,798	7,746	5,104
Carriage House	406	3,746	4,152	1,336	2,816	1,898
Casa Anita	1,125	7,355	8,480	1,453	7,027	3,869
Casa de Las Hermanitas	2,029	3,282	5,311	83	5,228	2,510
Castle Park	3,498	5,688	9,186	174	9,012	7,489
Castlewood	1,294	2,103	3,397	63	3,334	2,730
Cedar Brooke Apartments	991	5,018	6,009	2,550	3,459	3,749
Cedar Rim	777	5,949	6,726	1,946	4,780	4,848
Cedarwood	784	5,226	6,010	2,231	3,779	2,715
Centennial	1,593	2,576	4,169	65	4,104	2,488
Center City	2,171	3,512	5,683	89	5,594	4,464
Center Square	576	5,811	6,387	1,353	5,034	9,955
Chambers Ridge	1,107	13,167	14,274	4,797	9,477	5,107
Charleston Landing	8,369	10,059	18,428	1,987	16,441	10,750
Chatham Harbor	2,288	13,842	16,130	1,557	14,573	9,186
Chelsea Place	2,576	15,440	18,016	4,224	13,792	11,529
Chelsea Ridge Apartments	10,403	35,424	45,827	3,877	41,950	35,609
Cherry Creek Gardens	1,905	19,568	21,473	6,429	15,044	11,586
Cherry Ridge Terrace	1,044	1,689	2,733	43	2,690	1,603
Chesapeake Apartments	776	8,596	10,059	2,110	7,262	6,580
Chesapeake Landing	2,276	5,249	7,525	483	7,042	5,875
Chesapeake Landing I	16,202	17,875	34,077	2,228	31,849	24,949
Chesapeake Landing II	2,041	8,532	10,573	907	9,666	6,808
Chestnut Hill	6,459	52,178	58,637	11,357	47,280	24,993
Chestnut Hill	3,003	20,630	23,633	3,597	20,036	16,070
Chidester Place	1,991	3,220	5,211	81	5,130	2,500
Chimney Hill	1,904	15,405	17,309	6,133	11,176	5,400
Chimney Top	2,472	11,140	13,612	703	12,909	8,801
Chimneys of Oak Creek I	1,670	6,130	7,800	126	7,674	6,203
Churchill Park	1,909	13,997	15,906	4,059	11,847	6,450
Citadel	1,037	8,835	9,872	3,973	5,899	4,424

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Citadel Village	Garden	Jul-00	Colorado Springs, CO	1974	122	909	6,770	281
Citrus Grove	Garden	Jun-98	Redlands, CA	1985	198	1,118	6,338	701
Citrus Sunset	Garden	Jul-98	Vista, CA	1985	97	663	3,757	561
City Heights	High Rise	Mar-02	Wilkes-Barre, PA	1978	151	1,417	2,263	29
City Line	Garden	Mar-02	Hampton, VA	1976	200	1,161	1,841	36
Coatesville Towers	High Rise	Mar-02	Coatesville, PA	1979	90	1,216	1,911	55
College Park	Garden	Dec-97	Carlisle, PA	1972	209	77	14	1,068
Colonial Crest	Garden	Dec-99	Bloomington, IN	1965	208	903	4,591	1,917
Colonnade Gardens (Ferntree)	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,334	737
Colony	Garden	Dec-97	Montgomery, AL	1974	176	166	2,115	494
Colony at El Conquistador, The	Garden	Jun-98	Bradenton, FL	1986	166	1,121	6,353	562
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,311	21,364	1,420
Colony House	Garden	Oct-99	Murfreesboro, TN	1973	192	571	6,009	654
Cooper's Point	Garden	Oct-02	North Charleston, SC	1986	192	659	7,815	13
Cooper's Pond	Garden	Jan-00	Tampa, FL	1978	463	1,505	14,840	1,068
Copper Chase Apartments	Garden	Dec-96	Katy, TX	1982	316	1,742	6,791	2,235
Copper Mill Apartments	Garden	Oct-02	Richmond, VA	1987	192	1,009	9,263	7
Copperfield Apartments I & II	Garden	Nov-96	Houston, TX	1983	196	918	7,797	951
Coral Cove	Garden	May-98	Tampa, FL	1985	200	1,700	8,523	714
Coral Garden Apartments	Garden	Jul-94	Las Vegas, NV	1983	670	3,190	12,544	4,819
Country Club Villas	Garden	Jul-94	Amarillo, TX	1984	282	1,049	5,674	1,639
Country Club West	Garden	May-98	Greeley, CO	1986	288	2,848	16,044	972
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,818	1,132
Country Lakes II	Garden	May-97	Naperville, IL	1986	400	3,447	35,909	1,728
Countrybrook	Town Home	Jul-02	Champaign, IL	1983	150	1,132	7,182	112
Courtney Park	Garden	May-98	Fort Collins, CO	1986	248	2,727	15,455	671
Coventry Square Apartments	Garden	Nov-96	Houston, TX	1983	270	700	4,965	2,286
Creekside	Garden	Jan-00	Denver, CO	1974	328	1,717	14,164	225
Creekside (CA)	Garden	Mar-02	Simi Valley, CA	1985	396	14,089	22,229	675
Creekside Gardens	Garden	Mar-02	Loveland, CO	1983	50	1,123	1,815	8
Creekview	Garden	Mar-02	Stroudsburg, PA	1982	80	775	1,232	22

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Citadel Village	909	7,051	7,960	2,485	5,475	2,450
Citrus Grove	1,118	7,039	8,157	1,389	6,768	4,649
Citrus Sunset	663	4,318	4,981	835	4,146	3,443
City Heights	1,417	2,292	3,709	58	3,651	3,422
City Line	1,161	1,877	3,038	48	2,990	2,280
Coatesville Towers	1,216	1,966	3,182	50	3,132	2,319
College Park	77	1,082	1,159	789	370	4,556
Colonial Crest	903	6,508	7,411	884	6,527	1,573
Colonnade Gardens (Ferntree)	766	5,071	5,837	1,152	4,685	2,495
Colony	166	2,609	2,775	379	2,396	1,321
Colony at El Conquistador, The	1,121	6,915	8,036	1,294	6,742	3,083
Colony at Kenilworth	2,318	22,777	25,095	8,774	16,321	13,939
Colony House	571	6,663	7,234	2,410	4,824	3,377
Cooper's Point	659	7,828	8,487	3,210	5,277	3,929
Cooper's Pond	1,505	15,908	17,413	5,867	11,546	7,808
Copper Chase Apartments	1,742	9,026	10,768	2,461	8,307	7,087
Copper Mill Apartments	1,009	9,270	10,279	3,402	6,877	5,639
Copperfield Apartments I & II	918	8,748	9,666	1,414	8,252	4,493
Coral Cove	1,700	9,237	10,937	2,340	8,597	3,798
Coral Garden Apartments	3,190	17,363	20,553	7,172	13,381	11,411
Country Club Villas	1,049	7,313	8,362	2,584	5,778	5,021
Country Club West	2,848	17,016	19,864	4,220	15,644	10,836
Country Lakes I	8,512	11,950	20,462	1,007	19,455	11,607
Country Lakes II	3,447	37,637	41,084	11,077	30,007	14,795
Countrybrook	1,132	7,294	8,426	3,594	4,832	4,423
Courtney Park	2,727	16,126	18,853	3,833	15,020	9,609
Coventry Square Apartments	700	7,251	7,951	1,474	6,477	4,676
Creekside	1,717	14,389	16,106	4,713	11,393	6,152
Creekside (CA)	14,089	22,904	36,993	693	36,300	19,070
Creekside Gardens	1,123	1,823	2,946	46	2,900	1,652
Creekview	775	1,254	2,029	32	1,997	1,856

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Crescent Gardens	Mid Rise	Mar-02	West Hollywood, CA	1982	130	7,926	12,630	233
Crossings Of Bellevue	Garden	May-98	Nashville, TN	1985	300	2,588	14,819	1,396
Crossroads	Garden	May-98	Phoenix, AZ	1982	316	2,180	12,366	1,009
Crows Nest Condominiums	Garden	Nov-96	League City, TX	1984	176	939	5,831	915
Cypress Landing	Garden	Dec-96	Savannah, GA	1984	200	1,113	5,844	1,468
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	101	1,317	1,947	183
Debaliviere Place I	Garden	Oct-99	St. Louis, MO	1979	146	248	2,261	354
Deer Creek	Garden	Apr-00	Plainsboro, NJ	1975	288	2,123	17,079	1,369
Deercross	Garden	Oct-02	Blue Ash, OH	1985	336	4,408	14,272	106
Deercross (IN)	Garden	Oct-00	Indianapolis, IN	1979	372	3,171	10,033	871
Deerfield Apartments	Garden	Apr-01	Jacksonville, FL	1989	256	3,480	6,720	936
Delhaven Manor	Mid Rise	Mar-02	Jackson, MS	1983	104	1,382	2,218	17
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	828	1,339	1
Doral Oaks	Garden	Dec-97	Temple Terrace, FL	1967	252	2,095	3,932	10,330
Doral Springs	Garden	Jan-00	Miami, FL	1972	368	2,587	14,212	802
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,454	1,343
Dunes	Garden	Jan-00	San Antonio, TX	1964	119	230	1,545	285
Dunes Apartment Homes, The	Garden	Oct-99	Indian Harbor, FL	1963	200	1,062	5,911	694
Dunwoody Park	Garden	Jul-94	Dunwoody, GA	1980	318	1,838	10,475	2,485
Eagle's Nest	Garden	May-98	San Antonio, TX	1973	226	1,053	5,969	603
East Central Towers	Mid Rise	Mar-02	Fort Wayne, IN	1980	166	1,678	2,670	43
East Farm Village	High Rise	Mar-02	East Haven, CT	1981	240	4,143	6,597	125
Easton Village Condominiums I & II	Garden	Nov-96	Houston, TX	1983	146	1,395	8,296	724
Echo Valley	Mid Rise	Mar-02	West Warwick, RI	1978	100	1,331	2,041	112
Eden Crossing	Garden	Nov-94	Pensacola, FL	1985	200	1,111	6,224	1,459
Edgewater	High Rise	Mar-02	Springfield, MA	1974	366	5,768	9,256	130
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1986	372	5,385	41,637	2,421
Essex Park	Garden	Oct-99	Columbia, SC	1971	323	1,104	9,998	734
Ethel Arnold Bradley	Mid Rise	Mar-02	Los Angeles, CA	1983	80	1,886	3,005	46
Evanston Place	High Rise	Dec-97	Evanston, IL	1988	189	3,251	26,273	1,138
Fairlane East	Garden	Jan-01	Dearborn, MI	1973	244	6,726	13,757	707

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Crescent Gardens	7,926	12,863	20,789	396	20,393	10,700
Crossings Of Bellevue	2,588	16,215	18,803	4,045	14,758	7,620
Crossroads	2,180	13,375	15,555	3,404	12,151	6,310
Crows Nest Condominiums	939	6,746	7,685	1,145	6,540	2,533
Cypress Landing	1,113	7,312	8,425	1,834	6,591	5,184
Daugette Tower	1,317	2,130	3,447	54	3,393	1,399
Debaliviere Place I	248	2,615	2,863	507	2,356	2,312
Deer Creek	2,123	18,448	20,571	5,537	15,034	13,302
Deercross	4,408	14,378	18,786	4,033	14,753	11,578
Deercross (IN)	3,171	10,904	14,075	1,342	12,733	8,543
Deerfield Apartments	3,480	7,656	11,136	587	10,549	7,688
Delhaven Manor	1,382	2,235	3,617	57	3,560	2,781
Denny Place	828	1,340	2,168	34	2,134	1,173
Doral Oaks	2,095	14,262	16,357	2,003	14,354	5,949
Doral Springs	2,587	15,014	17,601	4,688	12,913	10,443
Douglaston Villas and Townhomes	1,666	10,797	12,463	2,081	10,382	6,857
Dunes	230	1,830	2,060	385	1,675	648
Dunes Apartment Homes, The	1,062	6,605	7,667	2,827	4,840	3,918
Dunwoody Park	1,838	12,960	14,798	4,126	10,672	10,584
Eagle's Nest	1,053	6,572	7,625	1,872	5,753	4,300
East Central Towers	1,678	2,713	4,391	69	4,322	3,565
East Farm Village	4,143	6,722	10,865	192	10,673	8,008
Easton Village Condominiums I & II	1,395	9,020	10,415	2,945	7,470	3,757
Echo Valley	1,331	2,153	3,484	55	3,429	154
Eden Crossing	1,111	7,683	8,794	2,451	6,343	4,973
Edgewater	5,768	9,386	15,154	280	14,874	6,614
Elm Creek	5,385	44,058	49,443	15,699	33,744	21,484
Essex Park	1,104	10,732	11,836	3,832	8,004	6,702
Ethel Arnold Bradley	1,886	3,051	4,937	77	4,860	3,892
Evanston Place	3,251	27,411	30,662	4,332	26,330	17,076
Fairlane East	6,726	14,464	21,190	1,750	19,440	8,665

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Fairway	Garden	Jan-00	Plano, TX	1978	256	3,074	5,133	308
Fairway View I	Garden	Oct-99	Baton Rouge, LA	1972	242	1,169	9,580	437
Fairway View II	Garden	Oct-99	Baton Rouge, LA	1981	204	1,287	9,037	332
Fairways	Garden	Jul-94	Chandler, AZ	1986	352	1,830	15,711	3,646
Falls of Bells Ferry, The	Garden	May-98	Marietta, GA	1987	720	6,566	37,287	2,820
Falls on Bull Creek, The	Garden	May-98	Austin, TX	1986	344	2,645	15,000	8,522
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	12,068	15,158	485
Ferntree	Garden	Mar-01	Phoenix, AZ	1970	219	2,078	13,788	235
Fieldcrest (FL)	Garden	Oct-98	Jacksonville, FL	1982	240	1,332	7,605	929
Fisherman's Landing	Garden	Sep-98	Temple Terrace, FL	1986	256	1,643	9,329	1,342
Fisherman's Landing	Garden	Dec-97	Bradenton, FL	1984	200	1,277	7,227	1,025
Fisherman's Wharf Apartments	Garden	Nov-96	Clute, TX	1981	360	1,257	7,533	2,438
Foothill Gardens	Garden	Mar-02	Tujunga, CA	1982	54	947	1,519	13
Foothill Place	Garden	Jul-00	Salt Lake City, UT	1973	450	3,981	21,926	1,084
Foothills	Garden	Oct-97	Tucson, AZ	1982	270	1,203	6,817	658
Forest Apartments	Garden	Jan-00	Houston, TX	1978	192	317	1,997	302
Forest River Apartments	Garden	Oct-99	Gadsden, AL	1979	248	545	5,375	559
Four Winds	Garden	Oct-02	Overland Park, KS	1986	350	1,622	17,064	50
Fox Run	Garden	Jan-00	Plainsboro, NJ	1973	776	7,006	49,808	5,407
Fox Run	Garden	Mar-02	Orange, TX	1983	70	789	1,270	65
Foxchase	Garden	Dec-97	Alexandria, VA	1947	2113	16,156	99,800	10,089
Foxfire	Garden	Oct-99	Doraville, GA	1971	266	1,395	10,008	905
Foxtree	Garden	Oct-97	Tempe, AZ	1976	487	2,458	13,929	2,482
Foxwell Memorial	High Rise	Oct-02	Baltimore, MD	1983	154	1,363	6,268	30
Frankford Place	Garden	Jul-94	Carrollton, TX	1982	274	1,125	6,084	1,616
Franklin Oaks	Garden	May-98	Franklin, TN	1987	468	3,936	22,845	2,384
Frazier Park	Garden	Mar-02	Baldwin Park, CA	1982	60	1,319	2,128	5
Freedom Place Club	Garden	Oct-97	Jacksonville, FL	1988	352	2,289	12,970	1,520
Freeland Village	Garden	Mar-02	Freeland, PA	1978	80	491	754	39
Friendship Arms	Mid Rise	Mar-02	Hyattsville, MD	1979	151	2,413	3,844	58
Gary Manor	High Rise	Mar-02	Gary, IN	1980	198	3,052	4,886	50

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Fairway	3,074	5,441	8,515	2,279	6,236	6,275
Fairway View I	1,169	10,017	11,186	3,729	7,457	5,076
Fairway View II	1,287	9,369	10,656	3,236	7,420	5,301
Fairways	1,830	19,357	21,187	5,512	15,675	9,379
Falls of Bells Ferry, The	6,568	40,105	46,673	9,597	37,076	24,485
Falls on Bull Creek, The	2,645	23,522	26,167	4,536	21,631	8,800
Farmingdale	12,068	15,643	27,711	1,602	26,109	14,521
Ferntree	2,078	14,023	16,101	926	15,175	4,817
Fieldcrest (FL)	1,332	8,534	9,866	1,635	8,231	5,562
Fisherman's Landing	1,643	10,671	12,314	1,996	10,318	5,086
Fisherman's Landing	1,277	8,252	9,529	1,857	7,672	5,711
Fisherman's Wharf Apartments	1,257	9,971	11,228	2,099	9,129	3,091
Foothill Gardens	947	1,532	2,479	39	2,440	1,824
Foothill Place	3,981	23,010	26,991	7,711	19,280	10,100
Foothills	1,203	7,475	8,678	1,668	7,010	3,386
Forest Apartments	317	2,299	2,616	413	2,203	1,053
Forest River Apartments	545	5,934	6,479	2,284	4,195	3,091
Four Winds	1,622	17,114	18,736	6,276	12,460	8,961
Fox Run	7,006	55,215	62,221	14,800	47,421	34,143
Fox Run	789	1,335	2,124	32	2,092	1,848
Foxchase	16,156	109,889	126,045	23,679	102,366	91,980
Foxfire	1,395	10,913	12,308	3,493	8,815	6,677
Foxtree	2,458	16,411	18,869	3,842	15,027	7,809
Foxwell Memorial	1,363	6,298	7,661	150	7,511	6,191
Frankford Place	1,125	7,700	8,825	2,659	6,166	5,489
Franklin Oaks	3,936	25,229	29,165	6,295	22,870	15,800
Frazier Park	1,319	2,133	3,452	54	3,398	2,464
Freedom Place Club	2,289	14,490	16,779	3,199	13,580	6,122
Freeland Village	491	793	1,284	20	1,264	1,090
Friendship Arms	2,413	3,902	6,315	99	6,216	3,562
Gary Manor	3,052	4,936	7,988	125	7,863	4,945

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Georgetown	Garden	Apr-00	South Bend, IN	1973	200	1,023	8,679	584
Georgetown (MA)	Garden	Aug-02	Framingham, MA	1964	207	6,058	13,752	54
Gholson Hotel	Mid Rise	Mar-02	Ranger, TX	1984	50	647	1,040	7
Gladys Hampton Houses	High Rise	Oct-02	New York, NY	1980	205	1,070	7,504	215
Glen Hollow	Garden	Dec-99	Charlotte, NC	1972	336	2,178	10,358	1,805
Glenoaks Townhomes	Garden	Mar-02	Sylmar, CA	1983	48	1,519	2,396	61
Governor's Park	Garden	Jan-00	Ft. Collins, CO	1982	188	1,108	9,055	302
Governor's Park	Garden	Apr-00	Little Rock, AR	1985	154	740	5,842	235
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	1,749	6,554	13
Grand Flamingo	High Rise	Sep-97	Miami Beach, FL	1960	1175	13,137	56,532	222,670
Grand Pointe	Garden	Dec-99	Columbia, MD	1974	325	2,715	16,777	1,088
Grandview	Garden	Mar-02	Los Angeles, CA	1981	26	632	1,022	1
Greens (AZ)	Garden	Jul-94	Chandler, AZ	2000	324	2,303	693	22,335
Greenspoint Apartments	Garden	Jan-00	Phoenix, AZ	1985	336	2,051	14,512	637
Greentree	Garden	Dec-96	Carrollton, TX	1983	365	1,932	10,163	2,938
Greentree	Garden	Jul-00	Mobile, AL	1973	178	616	6,518	398
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,049	1,693	3
Hampton Greens	Garden	Oct-02	Dallas, TX	1986	309	1,927	10,280	13
Hampton Hill Apartments	Garden	Nov-96	Houston, TX	1984	332	1,311	7,028	2,285
Harbor Cove	Garden	May-98	San Antonio, TX	1980	256	1,446	8,202	857
Harbor Town at Jacaranda	Garden	Sep-00	Plantation, FL	1988	280	10,023	10,628	1,193
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,768	4,483	752
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	422	2,519	697
Hastings Place Apartments	Garden	Nov-96	Houston, TX	1984	176	934	4,931	1,445
Haverhill Commons	Garden	May-98	W. Palm Beach, FL	1986	222	1,656	10,220	1,101
Heather Ridge	Garden	May-98	Phoenix, AZ	1983	252	1,610	9,132	607
Heather Ridge	Garden	Dec-00	Arlington, TX	1982	180	437	2,917	162
Heather Ridge	Garden	Oct-02	Irving, TX	1984	204	1,058	6,413	35
Hemet Estates	Garden	Mar-02	Hemet, CA	1983	80	1,501	2,425	44
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,203	6,896	684
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	877	6,700	157

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Georgetown	1,023	9,263	10,286	3,640	6,646	5,062
Georgetown (MA)	6,058	13,806	19,864	172	19,692	16,726
Gholson Hotel	647	1,047	1,694	27	1,667	1,556
Gladys Hampton Houses	1,070	7,719	8,789	1,133	7,656	7,820
Glen Hollow	2,178	12,163	14,341	1,278	13,063	7,082
Glenoaks Townhomes	1,519	2,457	3,976	62	3,914	2,440
Governor's Park	1,108	9,357	10,465	2,695	7,770	6,868
Governor's Park	740	6,077	6,817	1,822	4,995	3,608
Granada	1,749	6,567	8,316	77	8,239	5,591
Grand Flamingo	13,137	279,202	292,339	10,736	281,603	87,233
Grand Pointe	2,715	17,865	20,580	2,041	18,539	10,871
Grandview	632	1,023	1,655	26	1,629	1,126
Greens (AZ)	2,303	23,028	25,331	1,501	23,830	16,848
Greenspoint Apartments	2,051	15,149	17,200	5,226	11,974	8,311
Greentree	1,932	13,101	15,033	2,623	12,410	9,672
Greentree	616	6,916	7,532	2,590	4,942	3,301
Hamlin Estates	1,049	1,696	2,745	43	2,702	1,664
Hampton Greens	1,927	10,293	12,220	4,168	8,052	5,362
Hampton Hill Apartments	1,311	9,313	10,624	2,013	8,611	5,955
Harbor Cove	1,446	9,059	10,505	2,276	8,229	5,280
Harbor Town at Jacaranda	10,023	11,821	21,844	1,239	20,605	11,800
Harbour, The	4,768	5,235	10,003	784	9,219	6,381
Harris Park Apartments	422	3,216	3,638	689	2,949	1,000
Hastings Place Apartments	934	6,376	7,310	800	6,510	4,191
Haverhill Commons	1,656	11,321	12,977	2,609	10,368	9,100
Heather Ridge	1,610	9,739	11,349	2,340	9,009	5,360
Heather Ridge	437	3,079	3,516	1,250	2,266	3,570
Heather Ridge	1,058	6,448	7,506	1,710	5,796	3,421
Hemet Estates	1,501	2,469	3,970	103	3,867	2,238
Heritage Park at Alta Loma	1,203	7,580	8,783	791	7,992	7,264
Heritage Park Escondido	877	6,857	7,734	2,115	5,619	5,316

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	805	8,104	227
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	692	4,147	150
Heritage Square	Garden	Mar-02	Texas City, TX	1983	50	731	1,165	16
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,642	7,653	300
Hibben Ferry I	Garden	Apr-00	Mt. Pleasant, SC	1983	240	1,465	8,854	317
Hickory Hill	Garden	Oct-02	Frederick, MD	1981	162	870	6,820	16
Hidden Cove	Garden	Jul-98	Escondido, CA	1985	334	3,043	17,604	3,147
Hidden Cove	Garden	Apr-00	Belleville, MI	1976	120	455	5,275	354
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	2,508	8,100	16
Hidden Lake	Garden	May-98	Tampa, FL	1983	267	1,361	7,723	770
Hiddentree	Garden	Oct-97	East Lansing, MI	1966	261	1,470	8,330	1,751
Highland Park	Garden	Dec-96	Fort Worth, TX	1985	500	6,463	9,463	3,396
Highlawn Place	High Rise	Mar-02	Huntington, WV	1977	133	1,339	2,159	12
Hillcrest	Garden	Oct-02	Euless, TX	1983	298	997	7,685	36
Hillcreste (CA)	Garden	Mar-02	Los Angeles, CA	1989	315	29,733	47,652	881
Hillmeade	Garden	Nov-94	Nashville, TN	1985	288	2,872	16,066	8,787
Hills at the Arboretum, The	Garden	Oct-97	Austin, TX	1983	327	1,367	7,747	11,401
Hollymead Square	Garden	Mar-00	Charlottesville, VA	1978	100	300	2,468	294
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	899	1,434	20
Hunt Club	Garden	Jul-01	Euless, TX	1982	204	1,715	6,653	206
Hunt Club	Garden	Oct-99	Indianapolis, IN	1972	200	825	5,617	612
Hunt Club	Garden	Apr-02	Winston-Salem, NC	1983	128	740	4,254	28
Hunt Club (MD)	Garden	Sep-00	Gaithersburg, MD	1986	336	17,831	12,560	1,171
Hunt Club (PA)	Garden	Sep-00	North Wales, PA	1986	320	16,515	13,645	2,210
Hunt Club (TX)	Garden	Mar-01	Austin, TX	1987	384	10,602	11,915	598
Hunt Club I	Garden	Oct-00	Ypsilanti, MI	1988	296	3,046	9,810	718
Hunt Club II	Garden	Mar-01	Ypsilanti, MI	1988	144	1,684	6,040	271
Hunter's Chase	Garden	Jan-01	Midlothian, VA	1985	320	4,468	11,410	636
Hunter's Creek	Garden	May-99	Cincinnati, OH	1981	146	661	3,743	772
Hunter's Crossing	Garden	Jul-02	Baltimore, MD	1979	168	869	8,952	57
Hunter's Crossing (VA)	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,749	490

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Heritage Park Livermore	805	8,331	9,136	2,232	6,904	4,970
Heritage Park Montclair	692	4,297	4,989	426	4,563	4,620
Heritage Square	731	1,181	1,912	30	1,882	1,357
Heritage Village Anaheim	1,642	7,953	9,595	2,261	7,334	6,057
Hibben Ferry I	1,465	9,171	10,636	1,127	9,509	6,305
Hickory Hill	870	6,836	7,706	2,018	5,688	3,905
Hidden Cove	3,043	20,751	23,794	3,746	20,048	13,205
Hidden Cove	455	5,629	6,084	2,153	3,931	2,778
Hidden Harbour	2,508	8,116	10,624	192	10,432	7,622
Hidden Lake	1,361	8,493	9,854	2,086	7,768	4,915
Hiddentree	1,470	10,081	11,551	2,385	9,166	3,875
Highland Park	6,463	12,859	19,322	3,590	15,732	11,459
Highlawn Place	1,339	2,171	3,510	55	3,455	2,453
Hillcrest	997	7,721	8,718	2,613	6,105	3,449
Hillcreste (CA)	29,733	48,533	78,266	1,658	76,608	48,879
Hillmeade	2,872	24,853	27,725	7,428	20,297	9,906
Hills at the Arboretum, The	1,367	19,148	20,515	2,420	18,095	15,405
Hollymead Square	300	2,762	3,062	974	2,088	3,455
Hudson Gardens	899	1,454	2,353	37	2,316	1,199
Hunt Club	1,715	6,859	8,574	349	8,225	5,395
Hunt Club	825	6,229	7,054	2,819	4,235	3,706
Hunt Club	740	4,282	5,022	122	4,900	3,519
Hunt Club (MD)	17,831	13,731	31,562	1,976	29,586	18,732
Hunt Club (PA)	16,515	15,855	32,370	2,478	29,892	21,500
Hunt Club (TX)	10,602	12,513	23,115	1,523	21,592	19,936
Hunt Club I	3,046	10,528	13,574	1,097	12,477	10,637
Hunt Club II	1,684	6,311	7,995	698	7,297	4,165
Hunter's Chase	4,468	12,046	16,514	1,327	15,187	10,973
Hunter's Creek	661	4,515	5,176	983	4,193	2,970
Hunter's Crossing	869	9,009	9,878	2,867	7,011	3,931
Hunter's Crossing (VA)	2,244	8,239	10,483	1,006	9,477	4,411

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Hunters Glen	Garden	Apr-98	Austell, GA	1983	72	301	1,709	259
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,166	14,874	1,660
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1977	304	2,606	17,822	2,079
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1977	328	2,399	16,222	2,170
Huntington Athletic Club	Garden	Oct-99	Morrisville, NC	1986	212	1,640	11,189	1,007
Indian Creek Village	Garden	Oct-99	Overland Park, KS	1972	273	2,311	11,169	2,213
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	11,190	17,784	417
Island Club	Garden	Oct-02	Columbus, OH	1984	308	1,735	11,227	180
Island Club (Beville)	Garden	Oct-00	Daytona Beach, FL	1986	204	7,496	9,186	475
Island Club (CA)	Garden	Oct-00	Oceanside, CA	1986	592	17,402	30,174	3,072
Island Club (MD)	Garden	Mar-01	Columbia, MD	1986	176	2,450	14,523	418
Island Club (Palm Aire)	Garden	Oct-00	Pompano Beach, FL	1988	260	7,797	8,408	1,056
Islandtree	Garden	Oct-97	Savannah, GA	1985	216	1,267	7,181	1,135
Jefferson Place	Garden	Nov-94	Baton Rouge, LA	1985	234	2,697	16,348	710
Kern Villa	Garden	Mar-02	Los Angeles, CA	1982	49	1,432	2,288	28
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,030	822
King Towers	High Rise	Mar-02	Cincinnati, OH	1964	68	287	412	53
King's Crossing	Garden	Jul-02	Columbia, MD	1983	168	4,179	8,207	30
Knolls, The	Garden	Jul-02	Colorado Springs, CO	1972	262	3,141	14,811	173
Knollwood	Garden	Jul-00	Nashville, TN	1972	326	1,832	15,315	1,117
La Colina	Garden	Oct-99	Denton, TX	1984	264	1,404	5,634	350
La Jolla	Garden	May-98	San Antonio, TX	1975	300	2,074	11,743	819
La Jolla de Tucson	Garden	May-98	Tucson, AZ	1978	223	1,342	7,803	788
Lake Castleton	Garden	May-99	Indianapolis, IN	1997	1261	5,183	29,736	6,360
Lake Forest	Garden	Oct-02	Brandon, MS	1983	136	931	6,246	—
Lake Forest Apartments	Garden	Jul-00	Omaha, NE	1971	312	1,868	13,056	429
Lake Johnson Mews	Garden	Oct-99	Raleigh, NC	1972	201	1,259	9,447	775
Lake Meadows	Garden	Jul-02	Garland, TX	1984	96	566	3,141	41
Lakehaven I	Garden	Dec-97	Carol Stream, IL	1984	144	1,652	7,211	349
Lakehaven II	Garden	Dec-97	Carol Stream, IL	1985	348	2,822	12,512	891
Lakes at South Coast, The	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	47,889	77,353	627

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Hunters Glen	301	1,968	2,269	403	1,866	889
Hunters Glen IV	2,166	16,534	18,700	4,957	13,743	7,771
Hunters Glen V	2,606	19,901	22,507	5,866	16,641	14,026
Hunters Glen VI	2,399	18,392	20,791	6,134	14,657	14,599
Huntington Athletic Club	1,640	12,196	13,836	3,668	10,168	6,965
Indian Creek Village	2,311	13,382	15,693	5,145	10,548	8,339
Indian Oaks	11,190	18,201	29,391	561	28,830	15,500
Island Club	1,735	11,407	13,142	2,222	10,920	9,444
Island Club (Beville)	7,496	9,661	17,157	2,556	14,601	8,392
Island Club (CA)	17,402	33,246	50,648	865	49,783	37,720
Island Club (MD)	2,450	14,941	17,391	1,345	16,046	11,081
Island Club (Palm Aire)	7,797	9,464	17,261	1,212	16,049	9,787
Islandtree	1,267	8,316	9,583	1,922	7,661	3,700
Jefferson Place	2,697	17,058	19,755	5,186	14,569	8,457
Kern Villa	1,432	2,316	3,748	59	3,689	2,114
Key Towers	1,526	7,852	9,378	852	8,526	5,419
King Towers	287	465	752	12	740	692
King's Crossing	4,179	8,237	12,416	2,900	9,516	5,976
Knolls, The	3,141	14,984	18,125	5,156	12,969	9,433
Knollwood	1,835	16,429	18,264	6,371	11,893	6,780
La Colina	1,404	5,984	7,388	329	7,059	6,485
La Jolla	2,074	12,562	14,636	3,042	11,594	7,950
La Jolla de Tucson	1,342	8,591	9,933	2,326	7,607	5,343
Lake Castleton	5,183	36,096	41,279	4,982	36,297	27,633
Lake Forest	931	6,246	7,177	2,412	4,765	—
Lake Forest Apartments	1,868	13,485	15,353	5,143	10,210	6,321
Lake Johnson Mews	1,259	10,222	11,481	3,019	8,462	6,885
Lake Meadows	566	3,182	3,748	861	2,887	1,568
Lakehaven I	1,652	7,560	9,212	1,927	7,285	6,426
Lakehaven II	2,822	13,403	16,225	4,669	11,556	16,167
Lakes at South Coast, The	47,889	77,980	125,869	2,485	123,384	75,600

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Lakes, The	Garden	Jan-00	Raleigh, NC	1972	600	3,054	20,628	1,298
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	3,873	30,358	1,415
Lakeside Manor	Garden	Apr-01	Iowa City, IA	1965	401	4,781	5,992	1,167
Lakeside North at Carrollwood	Garden	Sep-00	Tampa, FL	1984	168	3,205	5,379	553
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	4,776	36,288	2,151
Lakewood	Garden	Jul-02	Tomball, TX	1979	256	788	8,565	51
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	1,978	8,571	1,214
Landings	Garden	Jan-01	Indianapolis, IN	1973	150	633	2,968	857
Landmark	Garden	Apr-00	Raleigh, NC	1970	292	1,652	14,017	498
Landmark	High Rise	May-98	Albuquerque, NM	1965	101	780	4,426	1,359
Las Americas Housing	Garden	Apr-02	Ponce, Puerto Rico	1981	250	1,326	9,919	10
Las Brisas	Garden	Jul-94	Casa Grande, AZ	1985	132	573	3,108	703
Las Brisas (TX)	Garden	Dec-95	San Antonio, TX	1983	176	1,100	5,214	1,096
Lasalle	Garden	Oct-00	San Francisco, CA	1976	145	1,165	7,383	3,978
Lebanon Station	Garden	Oct-99	Columbus, OH	1974	387	1,694	9,560	745
Legend Oaks	Garden	May-98	Tampa, FL	1983	416	2,304	13,052	1,145
Leona	Garden	Dec-97	Uvalde, TX	1973	40	34	148	271
Lexington	Garden	Jul-94	San Antonio, TX	1981	72	312	1,686	543
Lexington Green	Garden	Oct-99	Sarasota, FL	1974	267	1,471	10,135	1,272
Lighthouse at Twin Lakes I	Garden	Apr-00	Beltsville, MD	1969	480	2,822	19,268	1,328
Lighthouse at Twin Lakes II	Garden	Apr-00	Beltsville, MD	1971	113	726	5,390	318
Lighthouse at Twin Lakes III	Garden	Apr-00	Beltsville, MD	1978	107	603	3,965	104
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	1,223	1,947	31
Lodge, The	Garden	Jan-00	Denver, CO	1973	376	1,920	15,065	523
Loft, The	Garden	Oct-99	Raleigh, NC	1974	184	1,979	11,704	623
Loring Towers (MN)	High Rise	Oct-02	Minneapolis, MN	1970	208	236	9,570	39
Los Arboles	Garden	Sep-97	Chandler, AZ	1985	232	1,662	9,489	1,409
Madera Point	Garden	May-98	Phoenix, AZ	1986	256	2,103	12,563	826
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	35,060	55,188	1,833
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,600	16,134	2,518
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	25,537	1,451

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Lakes, The	3,072	21,908	24,980	7,128	17,852	12,240
Lakeside	4,121	31,525	35,646	8,524	27,122	23,973
Lakeside Manor	4,781	7,159	11,940	954	10,986	5,525
Lakeside North at Carrollwood	3,205	5,932	9,137	728	8,409	6,061
Lakeside Place	4,776	38,439	43,215	12,458	30,757	22,275
Lakewood	788	8,616	9,404	2,094	7,310	5,205
Lamplighter Park	1,978	9,785	11,763	2,462	9,301	7,741
Landings	633	3,825	4,458	1,415	3,043	2,856
Landmark	1,652	14,515	16,167	5,709	10,458	6,136
Landmark	780	5,785	6,565	1,246	5,319	3,261
Las Americas Housing	1,326	9,929	11,255	3,222	8,033	7,640
Las Brisas	573	3,811	4,384	1,240	3,144	—
Las Brisas (TX)	1,100	6,310	7,410	1,623	5,787	4,164
Lasalle	1,165	11,361	12,526	1,939	10,587	3,727
Lebanon Station	1,694	10,305	11,999	2,294	9,705	6,858
Legend Oaks	2,304	14,197	16,501	3,553	12,948	7,154
Leona	34	419	453	203	250	395
Lexington	312	2,229	2,541	677	1,864	897
Lexington Green	1,471	11,407	12,878	3,264	9,614	6,697
Lighthouse at Twin Lakes I	2,822	20,596	23,418	3,374	20,044	12,035
Lighthouse at Twin Lakes II	726	5,708	6,434	1,287	5,147	2,791
Lighthouse at Twin Lakes III	603	4,069	4,672	747	3,925	2,616
Locust House	1,223	1,978	3,201	50	3,151	1,919
Lodge, The	1,924	15,584	17,508	5,185	12,323	6,814
Loft, The	1,979	12,327	14,306	2,868	11,438	4,139
Loring Towers (MN)	236	9,609	9,845	1,107	8,738	1,942
Los Arboles	1,662	10,898	12,560	2,467	10,093	6,533
Madera Point	2,103	13,389	15,492	3,281	12,211	8,067
Malibu Canyon	35,060	57,021	92,081	1,749	90,332	46,900
Maple Bay	2,600	18,652	21,252	2,066	19,186	9,511
Mariners Cove	—	26,988	26,988	790	26,198	10,872

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Mariner's Cove	Garden	Mar-00	Virginia Beach, VA	1974	458	1,517	8,442	15,065
Mayfair Village	Garden	Nov-00	West Lafayette, IN	1964	72	977	1,285	238
McMillan Place	Garden	Jan-00	Dallas, TX	1986	402	2,333	13,822	524
Meadow Creek	Garden	Jul-94	Boulder, CO	1972	332	1,435	24,686	2,839
Meadows	Garden	Dec-00	Austin, TX	1983	100	579	3,661	208
Merrill House	High Rise	Jan-00	Fairfax, VA	1962	159	1,836	10,818	967
Mesa Ridge	Garden	May-98	San Antonio, TX	1986	200	1,210	6,858	480
Mesa Ridge	Garden	Apr-02	Albuquerque, NM	1985	264	1,248	7,159	—
Michigan Apartments	Garden	Dec-99	Indianapolis, IN	1965	253	516	3,690	480
Millhopper Village	Garden	Oct-99	Gainesville, FL	1969	136	752	5,969	332
Misty Woods	Garden	Jan-00	Charlotte, NC	1986	228	505	8,806	443
Montecito	Garden	Jul-94	Austin, TX	1985	268	1,268	6,889	2,852
Mountain Run	Garden	Dec-97	Arvada, CO	1974	96	335	3,090	2,157
Mountain View	Garden	May-98	Colorado Springs, CO	1985	252	2,536	14,837	748
Mulberry	High Rise	Mar-02	Scranton, PA	1981	206	2,720	4,365	51
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	1,254	2,009	19
New Haven Plaza	Garden	Mar-02	Far Rockaway, NY	1979	344	4,924	7,889	132
New West 111th St Apartments	High Rise	Oct-02	New York, NY	1929	74	670	3,210	23
Newberry Park	Garden	Dec-97	Chicago, IL	1985	84	1,396	8,235	119
Newport	Garden	Jul-94	Avondale, AZ	1986	204	801	4,345	1,342
Nob Hill Villa	Garden	Jul-00	Nashville, TN	1971	472	2,032	15,125	1,047
North River Club	Garden	Mar-02	Oceanside, CA	1983	56	1,366	2,209	25
North River Place	Garden	Jul-02	Chillicothe, OH	1980	120	630	3,599	54
North Slope	Garden	Oct-02	Greenville, SC	1984	156	1,767	5,434	10
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	651	1,795	482
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,244	15,809	558
Northview Harbor	Garden	Dec-99	Grand Rapids, MI	1982	360	2,008	10,623	948
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	1,099	1,179	599
Northwoods	Garden	Oct-02	Worthington, OH	1983	280	2,018	8,407	220
Northwoods (CT)	Garden	Mar-01	Middletown, CT	1987	336	16,513	14,456	856
Northwoods Apartments	Garden	Oct-99	Pensacola, FL	1979	320	1,313	10,257	1,004

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Mariner's Cove	1,517	23,507	25,024	3,925	21,099	13,362
Mayfair Village	977	1,523	2,500	170	2,330	1,208
McMillan Place	2,333	14,346	16,679	4,989	11,690	12,067
Meadow Creek	1,435	27,525	28,960	5,449	23,511	6,671
Meadows	579	3,869	4,448	1,012	3,436	2,703
Merrill House	1,836	11,785	13,621	1,141	12,480	6,797
Mesa Ridge	1,210	7,338	8,548	1,884	6,664	4,580
Mesa Ridge	1,248	7,159	8,407	271	8,136	2,830
Michigan Apartments	516	4,170	4,686	490	4,196	1,405
Millhopper Village	752	6,301	7,053	1,989	5,064	4,087
Misty Woods	505	9,249	9,754	3,216	6,538	5,038
Montecito	1,268	9,741	11,009	3,399	7,610	5,547
Mountain Run	335	5,247	5,582	917	4,665	3,233
Mountain View	2,546	15,575	18,121	3,747	14,374	8,343
Mulberry	2,720	4,416	7,136	111	7,025	5,313
New Baltimore	1,254	2,028	3,282	51	3,231	1,525
New Haven Plaza	4,924	8,021	12,945	258	12,687	9,439
New West 111th St Apartments	670	3,233	3,903	191	3,712	2,851
Newberry Park	1,396	8,354	9,750	1,104	8,646	8,010
Newport	801	5,687	6,488	1,861	4,627	4,438
Nob Hill Villa	2,032	16,172	18,204	7,047	11,157	6,640
North River Club	1,366	2,234	3,600	67	3,533	2,448
North River Place	630	3,653	4,283	217	4,066	2,815
North Slope	1,767	5,444	7,211	135	7,076	3,743
Northlake Village	651	2,277	2,928	297	2,631	1,434
Northpoint	2,244	16,367	18,611	4,115	14,496	10,075
Northview Harbor	2,008	11,571	13,579	1,241	12,338	7,387
Northwinds, The	1,099	1,778	2,877	45	2,832	2,301
Northwoods	2,018	8,627	10,645	900	9,745	8,269
Northwoods (CT)	16,513	15,312	31,825	1,879	29,946	21,275
Northwoods Apartments	1,313	11,261	12,574	3,746	8,828	6,791

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Oak Falls Condominiums	Garden	Nov-96	Spring, TX	1983	144	1,017	5,374	1,253
Oak Forest	Garden	Oct-02	Arlington, TX	1983	204	883	6,049	26
Oak Park Village I	Garden	Oct-00	Lansing, MI	1973	410	5,663	12,481	3,483
Oak Park Village II	Garden	Dec-00	Lansing, MI	1973	208	4,542	4,189	490
Oak Run Apartments	Garden	Oct-02	Dallas, TX	1979	420	6,136	13,271	19
Oakbrook (MI)	Garden	Dec-99	Battle Creek, MI	1981	586	3,158	16,317	2,613
Oaks at Woodridge I	Garden	Oct-02	Fairfield, OH	1985	332	2,554	12,092	94
Oakwood Village On Lake Nancy	Garden	Oct-99	Winter Park, FL	1973	278	1,207	11,026	645
Ocean Oaks	Garden	May-98	Port Orange, FL	1988	296	2,132	12,926	910
O'Fallon	Garden	Mar-02	O'Fallon, IL	1982	132	1,912	3,104	6
Okemos Station	Garden	Oct-02	Okemos, MI	1981	112	614	3,537	15
Old Farm	Garden	Dec-98	Lexington, KY	1985	330	1,836	10,589	1,076
Old Orchard	Garden	Dec-99	Grand Rapids, MI	1974	664	3,202	14,215	1,425
Old Salem	Garden	Oct-99	Charlottesville, VA	1967	364	2,087	16,780	1,799
Olde Towne West II	Garden	Oct-02	Alexandria, VA	1977	72	171	2,983	11
Olde Towne West III	Garden	Apr-00	Alexandria, VA	1978	75	413	4,243	271
Olmos Club	Garden	Oct-97	San Antonio, TX	1983	134	322	1,825	313
Olympiad	Garden	Nov-94	Montgomery, AL	1986	176	1,046	5,730	1,280
One Lytle Place	High Rise	Jan-00	Cincinnati, OH	1980	231	2,244	21,826	313
Orchidtree	Garden	Oct-97	Scottsdale, AZ	1971	278	2,314	13,112	1,778
Overlook Point	Garden	Oct-02	West Valley City, UT	1984	304	1,527	13,764	32
Oxford House	Mid Rise	Mar-02	Decatur, IL	1979	156	2,520	4,207	72
Pacific Coast Villa	Garden	Mar-02	Long Beach, CA	1979	50	947	1,529	4
Palencia	Garden	May-98	Tampa, FL	1985	420	2,804	16,248	7,398
Palisades, The	Garden	Oct-02	Montgomery, AL	1968	432	1,052	10,706	235
Palm Lake	Garden	Oct-99	Tampa, FL	1972	150	680	4,301	817
Palm Springs Senior	Garden	Mar-02	Palm Springs, CA	1981	116	2,190	3,503	25
Panorama City I	Garden	Mar-02	North Hollywood, CA	1982	14	254	463	4
Panorama City II	Garden	Mar-02	North Hollywood, CA	1982	13	300	486	2
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	1,141	1,772	74
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1970	130	647	3,513	1,401

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Oak Falls Condominiums	1,017	6,627	7,644	817	6,827	4,571
Oak Forest	883	6,075	6,958	2,044	4,914	2,645
Oak Park Village I	5,663	15,964	21,627	2,066	19,561	4,309
Oak Park Village II	4,542	4,679	9,221	752	8,469	3,099
Oak Run Apartments	6,136	13,290	19,426	5,199	14,227	9,992
Oakbrook (MI)	3,158	18,930	22,088	1,778	20,310	7,998
Oaks at Woodridge I	2,554	12,186	14,740	2,410	12,330	10,334
Oakwood Village On Lake Nancy	1,207	11,671	12,878	4,606	8,272	6,707
Ocean Oaks	2,132	13,836	15,968	3,292	12,676	10,295
O'Fallon	1,912	3,110	5,022	96	4,926	4,016
Okemos Station	614	3,552	4,166	239	3,927	2,875
Old Farm	1,836	11,665	13,501	2,033	11,468	9,502
Old Orchard	3,202	15,640	18,842	1,296	17,546	9,911
Old Salem	2,087	18,579	20,666	5,745	14,921	9,460
Olde Towne West II	171	2,994	3,165	1,162	2,003	3,085
Olde Towne West III	413	4,514	4,927	366	4,561	3,926
Olmos Club	322	2,138	2,460	502	1,958	1,096
Olympiad	1,046	7,010	8,056	2,257	5,799	4,429
One Lytle Place	2,244	22,139	24,383	2,155	22,228	12,321
Orchidtree	2,314	14,890	17,204	3,252	13,952	6,380
Overlook Point	1,527	13,796	15,323	4,501	10,822	8,509
Oxford House	2,520	4,279	6,799	306	6,493	4,291
Pacific Coast Villa	947	1,533	2,480	39	2,441	1,072
Palencia	2,804	23,646	26,450	5,327	21,123	12,768
Palisades, The	1,052	10,941	11,993	5,059	6,934	4,086
Palm Lake	683	5,115	5,798	2,528	3,270	2,854
Palm Springs Senior	2,190	3,528	5,718	90	5,628	4,048
Panorama City I	254	467	721	52	669	641
Panorama City II	300	488	788	12	776	598
Panorama Park	1,141	1,846	2,987	47	2,940	2,587
Paradise Palms	647	4,914	5,561	1,589	3,972	3,930

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Park at Cedar Lawn, The	Garden	Nov-96	Galveston, TX	1985	192	1,025	6,147	1,416
Park at Deerbrook	Garden	Oct-99	Humble, TX	1984	100	171	502	202
Park Avenue Towers (PA)	Garden	Oct-00	Wilkes-Barre, PA	1978	130	292	2,545	146
Park Capitol	Garden	Apr-00	Salt Lake City, UT	1972	135	709	5,267	507
Park Colony	Garden	May-98	Norcross, GA	1984	352	3,257	18,569	1,617
Park Place Texas	Garden	Mar-02	Cleveland, TX	1983	60	835	1,323	26
Park Towne	High Rise	Apr-00	Philadelphia, PA	1959	980	7,644	54,834	20,067
Park, The	Garden	Oct-98	Melbourne, FL	1983	120	719	4,065	382
Parker House	Garden	Apr-01	Hyattsville, MD	1965	296	7,818	16,309	613
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	1,698	12,941	4,989
Parkview	Garden	Mar-02	Sacramento, CA	1980	97	1,935	3,104	29
Parkway (VA)	Garden	Mar-00	Williamsburg, VA	1971	148	282	2,220	508
Parliament Bend	Garden	Jul-94	San Antonio, TX	1980	232	765	4,141	1,576
Patchen Place	Garden	Oct-99	Lexington, KY	1974	202	822	6,601	537
Peachtree Park	Garden	Jan-96	Atlanta, GA	1962/1995	295	4,683	12,355	3,397
Pebble Point	Garden	Oct-02	Indianapolis, IN	1980	220	2,197	6,499	19
Penn Square	Garden	Dec-94	Albuquerque, NM	1982	210	1,128	6,183	1,561
Pennbrook	Garden	Mar-02	Owoso, MI	1981	108	1,216	1,944	24
Peppermill Place Apartments	Garden	Nov-96	Houston, TX	1983	224	844	5,055	1,168
Peppermill Village	Garden	Oct-02	West Lafayette, IN	1981	192	1,326	6,426	21
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	4,205	6,350	797
Pickwick Place	Garden	Oct-99	Indianapolis, IN	1973	336	961	8,828	1,787
Pine Creek	Garden	Oct-97	Clio, MI	1978	233	872	4,940	813
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,165	5,011	262
Pine Shadows	Garden	May-98	Phoenix, AZ	1983	272	2,095	11,882	812
Pinebrook Manor	Garden	Mar-02	Lansing, MI	1971	136	1,212	1,702	295
Pines of Roanoke	Garden	Oct-99	Roanoke, VA	1978	216	977	7,517	670
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	602	3,402	716
Pinetree	Garden	Oct-99	Charlotte, NC	1972	220	996	7,513	716
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	100	658	982	97
Place Du Plantier	Garden	Oct-99	Baton Rouge, LA	1972	268	1,344	10,623	550

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Park at Cedar Lawn, The	1,025	7,563	8,588	1,221	7,367	4,787
Park at Deerbrook	171	704	875	681	194	2,535
Park Avenue Towers (PA)	292	2,691	2,983	787	2,196	2,239
Park Capitol	709	5,774	6,483	1,710	4,773	2,725
Park Colony	3,257	20,186	23,443	4,804	18,639	10,158
Park Place Texas	835	1,349	2,184	33	2,151	1,753
Park Towne	7,644	74,901	82,545	12,620	69,925	36,510
Park, The	719	4,447	5,166	822	4,344	2,448
Parker House	7,818	16,922	24,740	7,498	17,242	7,508
Parktown Townhouses	1,716	17,912	19,628	2,800	16,828	7,441
Parkview	1,935	3,133	5,068	82	4,986	2,991
Parkway (VA)	282	2,728	3,010	908	2,102	2,181
Parliament Bend	765	5,717	6,482	1,907	4,575	—
Patchen Place	822	7,138	7,960	3,122	4,838	3,000
Peachtree Park	4,683	15,752	20,435	4,437	15,998	12,887
Pebble Point	2,197	6,518	8,715	220	8,495	5,633
Penn Square	1,128	7,744	8,872	2,337	6,535	4,016
Pennbrook	1,216	1,968	3,184	50	3,134	2,666
Peppermill Place Apartments	844	6,223	7,067	1,007	6,060	4,466
Peppermill Village	1,326	6,447	7,773	719	7,054	4,830
Peppertree	4,205	7,147	11,352	519	10,833	6,369
Pickwick Place	961	10,615	11,576	3,750	7,826	6,040
Pine Creek	872	5,753	6,625	1,115	5,510	2,101
Pine Lake Terrace	3,165	5,273	8,438	282	8,156	4,506
Pine Shadows	2,095	12,694	14,789	3,098	11,691	7,500
Pinebrook Manor	1,212	1,997	3,209	50	3,159	1,151
Pines of Roanoke	979	8,185	9,164	3,000	6,164	3,942
Pines, The	602	4,118	4,720	762	3,958	2,149
Pinetree	996	8,229	9,225	2,569	6,656	4,631
Pinewood Place	658	1,079	1,737	27	1,710	2,097
Place Du Plantier	1,344	11,173	12,517	4,392	8,125	6,276

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Place One	Garden	Jul-01	Richmond, VA	1976	114	388	2,448	408
Plantation Creek	Garden	Oct-02	Atlanta, GA	1976	484	2,949	26,680	139
Plantation Crossing	Garden	Jan-00	Marietta, GA	1979	180	1,050	9,908	467
Plantation Gardens	Garden	Oct-99	Plantation, FL	1971	372	3,802	18,394	1,649
Pleasant Ridge	Garden	Nov-94	Little Rock, AR	1982	199	1,661	9,067	1,962
Pleasant Valley Pointe	Garden	Nov-94	Little Rock, AR	1985	112	907	5,082	1,253
Plum Creek	Garden	Oct-02	Charlotte, NC	1984	276	2,990	10,092	12
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	1,577	2,548	6
Point West Apartments	Garden	Dec-97	Lenexa, KS	1985	172	807	5,468	847
Point West Apartments	Garden	Jul-00	Charleston, SC	1973	120	530	3,914	168
Pointe James	Garden	Oct-99	Charleston, SC	1977	128	485	2,946	418
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	995	8,016	427
Prairie Hills	Garden	Jul-94	Albuquerque, NM	1985	260	2,017	9,213	1,902
Preston Creek	Garden	Oct-99	Dallas, TX	1979	228	1,691	9,207	718
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	61	785	364
Privado Park	Garden	May-98	Phoenix, AZ	1984	352	2,563	15,021	931
Promontory Point Apartments	Garden	Oct-02	Austin, TX	1984	252	1,559	11,115	121
Prospect Towers	High Rise	Mar-02	Brooklyn, NY	1967	154	1,041	1,193	491
Pynchon I	Garden	Mar-02	Springfield, MA	1973	250	4,879	7,706	189
Quail Hollow	Garden	Oct-99	West Columbia, SC	1973	215	1,080	7,796	933
Quail Ridge	Garden	May-98	Tucson, AZ	1974	253	1,559	9,171	920
Quail Run	Garden	Oct-99	Columbia, SC	1970	332	1,745	13,003	794
Quail Run	Garden	Oct-99	Zionsville, IN	1972	166	1,222	6,825	464
Quail Woods	Garden	Oct-99	Gastonia, NC	1974	188	491	2,532	432
Raintree	Garden	Oct-99	Anderson, SC	1972	176	504	4,690	440
Raintree Apartments	Garden	Oct-98	Pensacola, FL	1971	168	475	2,061	1,148
Ralston Place	Garden	Oct-99	Tampa, FL	1978	200	858	3,950	663
Ramblewood (VA)	Garden	Mar-00	Norfolk, VA	1978	300	552	4,630	1,180
Ramblewood Apartments (MI)	Garden	Dec-99	Grand Rapids, MI	1973	1710	9,500	60,971	6,518
Randol Crossing	Garden	Dec-00	Fort Worth, TX	1984	160	791	5,190	138
Raven Hill	Garden	Jan-01	Burnsville, MN	1971	304	4,538	9,516	690

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Place One	388	2,856	3,244	1,133	2,111	2,079
Plantation Creek	2,949	26,819	29,768	10,197	19,571	14,728
Plantation Crossing	1,050	10,375	11,425	3,570	7,855	4,602
Plantation Gardens	3,802	20,043	23,845	7,102	16,743	9,245
Pleasant Ridge	1,661	11,029	12,690	3,507	9,183	5,525
Pleasant Valley Pointe	907	6,335	7,242	2,009	5,233	3,410
Plum Creek	2,990	10,104	13,094	1,312	11,782	8,053
Plummer Village	1,577	2,554	4,131	65	4,066	3,047
Point West Apartments	807	6,315	7,122	1,554	5,568	5,260
Point West Apartments	530	4,082	4,612	1,711	2,901	2,288
Pointe James	485	3,364	3,849	934	2,915	1,039
Post Ridge	995	8,443	9,438	2,897	6,541	4,398
Prairie Hills	2,017	11,115	13,132	3,555	9,577	6,154
Preston Creek	1,691	9,925	11,616	3,309	8,307	5,400
Pride Gardens	61	1,149	1,210	409	801	1,202
Privado Park	2,563	15,952	18,515	3,995	14,520	8,255
Promontory Point Apartments	1,559	11,236	12,795	3,975	8,820	3,812
Prospect Towers	1,041	1,684	2,725	43	2,682	2,215
Pynchon I	4,879	7,895	12,774	203	12,571	5,321
Quail Hollow	1,080	8,729	9,809	1,891	7,918	5,056
Quail Ridge	1,559	10,091	11,650	2,490	9,160	5,745
Quail Run	1,745	13,797	15,542	4,066	11,476	8,367
Quail Run	1,222	7,289	8,511	1,747	6,764	5,585
Quail Woods	491	2,964	3,455	627	2,828	3,528
Raintree	504	5,130	5,634	1,709	3,925	2,915
Raintree Apartments	487	3,197	3,684	772	2,912	2,523
Ralston Place	858	4,613	5,471	2,285	3,186	2,126
Ramblewood (VA)	552	5,810	6,362	2,135	4,227	6,276
Ramblewood Apartments (MI)	9,500	67,489	76,989	7,427	69,562	35,233
Randol Crossing	791	5,328	6,119	1,439	4,680	3,218
Raven Hill	4,538	10,206	14,744	3,614	11,130	4,364

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Reddman's Pier	Garden	Oct-02	Charlotte, NC	1983	162	1,437	5,048	16
Reflections	Garden	Apr-02	Indianapolis, IN	1970	582	767	19,512	3,025
Reflections (Casselberry)	Garden	Oct-02	Casselberry, FL	1984	336	3,012	12,554	80
Reflections (Tampa)	Garden	Sep-00	Tampa, FL	1988	348	8,106	13,373	1,126
Reflections (Virginia Beach)	Garden	Sep-00	Virginia Beach, VA	1987	480	16,306	13,587	1,651
Reflections (West Palm Beach)	Garden	Oct-00	West Palm Beach, FL	1986	300	5,517	9,870	1,030
Regency Oaks	Garden	Oct-99	Fern Park, FL	1965	343	1,094	10,527	1,939
Ridgecrest	Garden	Dec-96	Denton, TX	1983	152	435	2,052	1,119
Ridgewood (La Loma)	Garden	Mar-02	Sacramento, CA	1980	75	1,235	1,969	29
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	1,291	2,054	35
Rio Cancion	Garden	Mar-98	Tucson, AZ	1983	379	2,787	15,833	1,519
River Bend	Garden	Jul-01	Arlington, TX	1983	201	848	4,072	692
River Pointe	Garden	Jul-00	Mishawaka, IN	1974	234	823	4,179	2,280
River Reach	Garden	Sep-00	Naples, FL	1986	556	18,175	18,447	2,141
River Reach	Garden	Oct-99	Jacksonville, FL	1972	298	2,389	14,110	1,778
Riverbend In Allentown	Garden	Sep-00	Allentown, PA	1985	230	4,787	8,655	889
Rivercreek	Garden	Apr-00	Augusta, GA	1980	224	629	7,091	1,043
Rivercrest	Garden	Oct-99	Atlanta, GA	1970	312	2,318	16,398	1,085
Riverloft Apartments	High Rise	Oct-99	Philadelphia, PA	1910	184	2,064	10,749	29,397
Rivers Edge	Garden	Jul-00	Auburn, WA	1976	120	735	5,120	218
Riverside	Mid Rise	Jul-94	Littleton, CO	1987	249	1,956	8,429	2,234
Riverside Park	High Rise	Apr-00	Alexandria, VA	1973	1229	8,360	69,896	7,650
Riverwalk	Garden	Dec-95	Little Rock, AR	1988	261	1,074	8,896	1,559
Riverwind at St. Andrews	Garden	Apr-02	Columbia, SC	1984	160	836	6,796	25
Riverwood (IN)	Garden	Oct-00	Indianapolis, IN	1978	120	1,067	3,417	636
Robert Farrell Manor	Mid Rise	Mar-02	Los Angeles, CA	1983	35	883	1,432	13
Rocky Creek	Garden	Oct-99	Augusta, GA	1979	120	450	3,730	288
Rolling Meadows	Garden	Dec-97	Ada, OK	1970	60	65	621	91
Rosecroft Mews	Garden	Apr-01	Ft. Washington, MD	1966	304	3,134	10,224	1,137
Rosewood	Garden	Mar-02	Camarillo, CA	1976	150	5,540	9,093	415
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	2,658	4,430	81

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Reddman's Pier	1,437	5,064	6,501	221	6,280	4,678
Reflections	767	22,537	23,304	4,592	18,712	10,626
Reflections (Casselberry)	3,012	12,634	15,646	1,358	14,288	10,700
Reflections (Tampa)	8,106	14,499	22,605	912	21,693	13,500
Reflections (Virginia Beach)	16,306	15,238	31,544	2,077	29,467	25,109
Reflections (West Palm Beach)	5,517	10,900	16,417	1,197	15,220	8,613
Regency Oaks	1,100	12,460	13,560	5,531	8,029	7,274
Ridgecrest	435	3,171	3,606	961	2,645	4,156
Ridgewood (La Loma)	1,235	1,998	3,233	51	3,182	2,161
Ridgewood Towers	1,291	2,089	3,380	53	3,327	2,255
Rio Cancion	2,787	17,352	20,139	3,640	16,499	12,364
River Bend	848	4,764	5,612	1,285	4,327	3,965
River Pointe	823	6,459	7,282	390	6,892	3,650
River Reach	18,175	20,588	38,763	2,814	35,949	24,000
River Reach	2,389	15,888	18,277	4,923	13,354	10,531
Riverbend In Allentown	4,787	9,544	14,331	1,070	13,261	6,782
Rivercreek	629	8,134	8,763	1,773	6,990	3,591
Rivercrest	2,318	17,483	19,801	3,675	16,126	11,678
Riverloft Apartments	2,064	40,146	42,210	3,125	39,085	26,000
Rivers Edge	735	5,338	6,073	1,930	4,143	3,796
Riverside	1,956	10,663	12,619	3,457	9,162	9,458
Riverside Park	8,360	77,546	85,906	22,429	63,477	57,556
Riverwalk	1,074	10,455	11,529	2,886	8,643	5,741
Riverwind at St. Andrews	836	6,821	7,657	1,636	6,021	4,889
Riverwood (IN)	1,067	4,053	5,120	478	4,642	3,900
Robert Farrell Manor	883	1,445	2,328	36	2,292	1,630
Rocky Creek	450	4,018	4,468	1,357	3,111	2,340
Rolling Meadows	65	712	777	233	544	398
Rosecroft Mews	3,134	11,361	14,495	1,486	13,009	9,151
Rosewood	5,540	9,508	15,048	773	14,275	8,031
Round Barn	2,658	4,511	7,169	321	6,848	4,526

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Royal Crest Estates (Fall River)	Garden	Aug-02	Fall River, MA	1974	216	7,681	18,963	30
Royal Crest Estates (Marlboro)	Garden	Aug-02	Marlborough, MA	1970	473	16,486	44,054	110
Royal Crest Estates (Nashua)	Garden	Aug-02	Nashua, MA	1970	902	20,815	62,197	145
Royal Crest Estates (North Andover)	Garden	Aug-02	North Andover, MA	1970	588	22,601	72,724	221
Royal Crest Estates (Warwick)	Garden	Aug-02	Warwick, RI	1972	492	11,720	31,091	71
Royal Palms	Garden	Jul-94	Mesa, AZ	1985	152	832	4,562	862
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,476	7,080	61
Runaway Bay (CA)	Garden	Oct-00	Antioch, CA	1986	280	12,804	10,492	822
Runaway Bay (FL)	Garden	Oct-00	Lantana, FL	1987	404	5,041	16,038	1,176
Runaway Bay (MI)	Garden	Oct-00	Lansing, MI	1987	288	2,649	7,170	1,189
Runaway Bay (NC)	Garden	Oct-00	Charlotte, NC	1985	280	2,285	9,707	1,162
Saddlebrook	Garden	Oct-02	Norcross, GA	1985	305	3,860	11,875	162
Salem Park	Garden	Apr-00	Ft. Worth, TX	1984	168	728	4,601	348
San Marina	Garden	Mar-98	Phoenix, AZ	1986	399	1,926	10,962	1,627
Sand Castles Apartments	Garden	Oct-97	League City, TX	1987	138	978	5,545	827
Sandpiper	Garden	Apr-00	St. Petersburg, FL	1984	276	1,562	9,275	662
Sandpiper Cove	Garden	Dec-97	Boynton Beach, FL	1987	416	3,515	21,654	2,850
Sands Point Apartments	Garden	Jan-00	Phoenix, AZ	1985	432	2,118	16,436	667
Sandwich Manor	Mid Rise	Mar-02	Sandwich, IL	1980	90	1,065	1,748	22
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	3,203	4,873	308
Sandy Springs	Garden	Oct-02	Macon, GA	1979	74	299	2,424	34
Savannah Trace	Garden	Mar-01	Schaumburg, IL	1986	368	14,325	19,765	683
Sawgrass	Garden	Jul-97	Orlando, FL	1986	208	1,445	8,238	1,099
Scandia	Garden	Oct-00	Indianapolis, IN	1977	444	10,793	10,046	1,568
Scotch Pines East	Garden	Jul-00	Ft. Collins, CO	1977	102	445	4,791	83
Seaside Point Condominiums	Garden	Nov-96	Galveston, TX	1985	102	513	3,041	1,460
Senior Chateau	High Rise	Mar-02	Cincinnati, OH	1979	185	1,775	2,816	54
Shadetree	Garden	Oct-97	Tempe, AZ	1965	123	591	3,349	1,133
Shadow Brook	Garden	Oct-99	West Valley City, UT	1984	300	2,519	13,489	536
Shadow Creek (AZ)	Garden	May-98	Phoenix, AZ	1984	266	2,016	11,861	873
Shadow Lake	Garden	Oct-97	Greensboro, NC	1988	136	1,054	5,973	813

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Royal Crest Estates (Fall River)	7,681	18,993	26,674	232	26,442	11,327
Royal Crest Estates (Marlboro)	16,486	44,164	60,650	527	60,123	34,593
Royal Crest Estates (Nashua)	20,815	62,342	83,157	722	82,435	60,767
Royal Crest Estates (North Andover)	22,601	72,945	95,546	829	94,717	53,651
Royal Crest Estates (Warwick)	11,720	31,162	42,882	373	42,509	28,447
Royal Palms	832	5,424	6,256	1,628	4,628	2,989
Runaway Bay	1,476	7,141	8,617	493	8,124	3,799
Runaway Bay (CA)	12,804	11,314	24,118	1,591	22,527	12,100
Runaway Bay (FL)	5,041	17,214	22,255	1,801	20,454	13,292
Runaway Bay (MI)	2,649	8,359	11,008	1,156	9,852	8,896
Runaway Bay (NC)	2,285	10,869	13,154	1,126	12,028	8,297
Saddlebrook	3,860	12,037	15,897	300	15,597	10,178
Salem Park	728	4,949	5,677	1,170	4,507	2,579
San Marina	1,926	12,589	14,515	2,725	11,790	10,184
Sand Castles Apartments	978	6,372	7,350	1,411	5,939	2,720
Sandpiper	1,562	9,937	11,499	2,534	8,965	3,950
Sandpiper Cove	3,515	24,504	28,019	4,450	23,569	13,392
Sands Point Apartments	2,118	17,103	19,221	5,828	13,393	9,231
Sandwich Manor	1,065	1,770	2,835	92	2,743	1,615
Sandy Hill Terrace	3,203	5,181	8,384	131	8,253	4,917
Sandy Springs	299	2,458	2,757	869	1,888	1,344
Savannah Trace	14,325	20,448	34,773	2,549	32,224	22,971
Sawgrass	1,445	9,337	10,782	2,132	8,650	3,825
Scandia	10,793	11,614	22,407	1,667	20,740	13,915
Scotch Pines East	445	4,874	5,319	1,786	3,533	2,645
Seaside Point Condominiums	513	4,501	5,014	810	4,204	1,848
Senior Chateau	1,775	2,870	4,645	73	4,572	3,610
Shadetree	591	4,482	5,073	1,097	3,976	1,808
Shadow Brook	2,519	14,025	16,544	4,036	12,508	8,515
Shadow Creek (AZ)	2,016	12,734	14,750	3,070	11,680	6,262
Shadow Lake	1,054	6,786	7,840	1,487	6,353	2,839

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Shadow Oaks	Garden	Jan-01	Tampa, FL	1984	200	1,193	4,247	876
Shadowood	Garden	Oct-99	Chapel Hill, NC	1987	336	2,310	15,126	511
Shallow Creek	Garden	May-98	San Antonio, TX	1982	208	1,234	6,995	462
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	17,074	57,160	2,244
Sheraton Towers	High Rise	Mar-02	High Point, NC	1981	97	1,255	1,980	49
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	510	4,037	5,601
Signal Pointe	Garden	Oct-99	Winter Park, FL	1971	368	1,422	12,910	1,066
Signature Point Apartments	Garden	Nov-96	League City, TX	1994	304	2,810	17,571	1,197
Silktree	Garden	Oct-97	Phoenix, AZ	1979	86	421	2,383	418
Silver Ridge	Garden	Oct-98	Maplewood, MN	1986	186	778	3,773	1,019
Silverado	Garden	Oct-99	El Paso, TX	1973	248	1,008	4,704	560
Ski Lodge	Garden	Oct-99	Montgomery, AL	1978	520	1,751	14,796	1,263
Snowden Village I	Garden	Oct-99	Fredericksburg, VA	1970	132	665	4,337	449
Snowden Village II	Garden	Oct-99	Fredericksburg, VA	1980	122	606	4,000	297
Snug Harbor	Garden	Dec-95	Las Vegas, NV	1990	67	751	2,853	801
Somerset at The Crossing	Garden	Sep-00	Tucker, GA	1989	264	6,593	11,881	1,015
Somerset Lakes	Garden	May-99	Indianapolis, IN	1974	360	3,436	19,648	1,147
Somerset Village	Garden	May-96	West Valley City, UT	1985	486	4,315	16,722	2,963
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	1,630	2,583	57
South Park	Garden	Mar-02	Elyria, OH	1970	138	1,024	1,651	6
South Point	Garden	Oct-99	Durham, NC	1980	180	1,123	8,434	287
South Willow	Garden	Jul-94	West Jordan, UT	1987	440	2,224	12,058	2,709
Southport	Garden	Jul-00	Tulsa, OK	1984	240	2,005	8,592	437
Southridge	Garden	Dec-00	Greenville, TX	1984	160	609	3,991	180
Spectrum Pointe	Garden	Jul-94	Marietta, GA	1984	196	1,029	5,629	1,654
Springhill Lake	Garden	Apr-00	Greenbelt, MD	1969	2907	13,499	104,020	15,833
Springhouse (GA)	Garden	Oct-02	Augusta, GA	1985	244	1,958	8,090	61
Springhouse (SC)	Garden	Oct-02	North Charleston, SC	1986	248	3,483	10,496	12
Springhouse (TX)	Garden	Oct-02	Dallas, TX	1983	372	2,766	12,630	64
Springhouse at Newport	Garden	Jul-02	Newport News, VA	1986	432	6,144	14,807	320
Springhouse II	Garden	Oct-02	Winston-Salem, NC	1984	184	2,089	6,437	2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Shadow Oaks	1,193	5,123	6,316	2,212	4,104	4,160
Shadowood	2,310	15,637	17,947	2,889	15,058	9,959
Shallow Creek	1,234	7,457	8,691	1,839	6,852	4,150
Shenandoah Crossing	17,074	59,404	76,478	6,854	69,624	33,242
Sheraton Towers	1,255	2,029	3,284	51	3,233	2,547
Shoreview	510	9,638	10,148	2,477	7,671	3,916
Signal Pointe	1,422	13,976	15,398	4,494	10,904	8,467
Signature Point Apartments	2,810	18,768	21,578	2,685	18,893	9,205
Silktree	421	2,801	3,222	636	2,586	1,366
Silver Ridge	778	4,792	5,570	894	4,676	4,525
Silverado	1,008	5,264	6,272	2,649	3,623	3,360
Ski Lodge	1,751	16,059	17,810	6,665	11,145	6,800
Snowden Village I	665	4,786	5,451	1,163	4,288	4,399
Snowden Village II	606	4,297	4,903	1,001	3,902	2,439
Snug Harbor	751	3,654	4,405	1,053	3,352	2,249
Somerset at The Crossing	6,593	12,896	19,489	1,779	17,710	10,000
Somerset Lakes	3,436	20,795	24,231	4,231	20,000	13,293
Somerset Village	4,315	19,685	24,000	5,349	18,651	11,433
South Bay Villa	1,630	2,640	4,270	67	4,203	3,195
South Park	1,024	1,657	2,681	42	2,639	659
South Point	1,123	8,721	9,844	3,106	6,738	4,600
South Willow	2,224	14,767	16,991	4,847	12,144	9,249
Southport	2,005	9,029	11,034	4,095	6,939	4,244
Southridge	609	4,171	4,780	1,341	3,439	3,726
Spectrum Pointe	1,029	7,283	8,312	2,410	5,902	4,662
Springhill Lake	13,499	119,853	133,352	34,095	99,257	113,112
Springhouse (GA)	1,958	8,151	10,109	677	9,432	7,441
Springhouse (SC)	3,483	10,508	13,991	903	13,088	8,600
Springhouse (TX)	2,766	12,694	15,460	2,665	12,795	10,300
Springhouse at Newport	6,144	15,127	21,271	4,938	16,333	16,600
Springhouse II	2,089	6,439	8,528	140	8,388	5,163

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Springwoods at Lake Ridge	Garden	Jul-02	Lake Ridge, VA	1984	180	2,890	9,480	24
Spyglass	Garden	Oct-02	Indianapolis, IN	1979	120	950	3,983	189
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,332	5,096	575
St. Charleston Village	Garden	Oct-99	Las Vegas,NV	1980	312	1,418	11,397	895
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	583	3,363	32
Standart Woods Apartments	Garden	Jan-00	Auburn, NY	1969	330	605	4,945	575
Steeplechase	Garden	Oct-00	Williamsburg, VA	1986	220	6,531	7,888	736
Steeplechase	Garden	May-99	Loveland, OH	1988	272	1,622	9,192	1,243
Steeplechase	Garden	Jul-02	Plano, TX	1985	368	5,415	15,381	83
Steeplechase (MD)	Garden	Sep-00	Largo, MD	1986	240	3,776	15,733	582
Steeplechase (VA)	Garden	Oct-02	Fredericksburg, VA	1985	156	3,110	5,870	10
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1962	536	8,870	51,990	2,063
Sterling Village	Garden	Mar-02	San Bernadino, CA	1983	80	1,473	2,369	19
Stirling Court Apartments	Garden	Nov-96	Houston, TX	1984	228	913	4,868	1,228
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,655	9,175	1,383
Stone Hollow Apts for the Seasons	Garden	Oct-95	San Antonio, TX	1976	280	981	5,536	3,962
Stone Point Village	Garden	Dec-99	Fort Wayne, IN	1980	296	1,805	8,982	1,313
Stonebrook	Garden	Jun-97	Sanford, FL	1991	244	1,585	9,128	1,203
Stonebrook II	Garden	Mar-99	Sanford, FL	1998	112	488	9,384	24
Stonegate Village	Garden	Oct-00	New Castle, IN	1970	122	156	582	159
Stoney Brook Apartments	Garden	Nov-96	Houston, TX	1972	113	638	3,445	851
Stonybrook	Garden	May-98	Tucson, AZ	1983	411	2,167	12,655	1,134
Stratford, The (TX)	Garden	May-98	San Antonio, TX	1979	269	1,825	10,730	762
Strawbridge Square	Garden	Oct-99	Alexandria, VA	1979	128	643	4,630	762
Sugar Bush	Garden	Oct-02	Muncie, IN	1981	240	1,354	7,400	65
Summerchase	Garden	Dec-97	Van Buren, AR	1974	72	324	1,954	283
Summerwalk	Garden	Oct-99	Winter Park,FL	1974	306	1,329	10,548	1,258
Summit Creek	Garden	May-98	Austin, TX	1985	164	1,035	5,031	529
Sun Katcher	Garden	Dec-95	Jacksonville, FL	1972	361	785	3,302	6,632
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,806	2,431
Sun River Village	Garden	Oct-99	Tempe,AZ	1981	334	1,848	13,760	1,137

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Springwoods at Lake Ridge	2,890	9,504	12,394	2,500	9,894	7,268
Spyglass	950	4,172	5,122	112	5,010	3,056
Spyglass at Cedar Cove	3,332	5,671	9,003	691	8,312	4,511
St. Charleston Village	1,418	12,292	13,710	3,931	9,779	6,885
Stafford	583	3,395	3,978	703	3,275	1,690
Standart Woods Apartments	605	5,520	6,125	1,124	5,001	5,258
Steeplechase	6,531	8,624	15,155	1,064	14,091	9,425
Steeplechase	1,975	10,082	12,057	2,043	10,014	7,943
Steeplechase	5,415	15,464	20,879	4,861	16,018	14,202
Steeplechase (MD)	3,776	16,315	20,091	1,666	18,425	11,792
Steeplechase (VA)	3,110	5,880	8,990	649	8,341	5,588
Sterling Apartment Homes, The	8,870	54,053	62,923	14,445	48,478	21,972
Sterling Village	1,473	2,388	3,861	66	3,795	2,246
Stirling Court Apartments	913	6,096	7,009	1,031	5,978	4,296
Stone Creek Club	13,655	10,558	24,213	1,778	22,435	11,934
Stone Hollow Apts for the Seasons	981	9,498	10,479	2,424	8,055	4,175
Stone Point Village	1,805	10,295	12,100	1,142	10,958	5,828
Stonebrook	1,585	10,331	11,916	2,407	9,509	7,021
Stonebrook II	488	9,408	9,896	330	9,566	—
Stonegate Village	156	741	897	141	756	855
Stoney Brook Apartments	638	4,296	4,934	1,187	3,747	2,489
Stonybrook	2,167	13,789	15,956	3,460	12,496	5,598
Stratford, The (TX)	1,825	11,492	13,317	3,035	10,282	5,340
Strawbridge Square	643	5,392	6,035	598	5,437	8,150
Sugar Bush	1,354	7,465	8,819	845	7,974	5,828
Summerchase	324	2,237	2,561	1,264	1,297	557
Summerwalk	1,335	11,800	13,135	3,436	9,699	4,719
Summit Creek	1,035	5,560	6,595	995	5,600	3,376
Sun Katcher	785	9,934	10,719	2,183	8,536	9,318
Sun Lake	4,551	28,237	32,788	6,867	25,921	14,147
Sun River Village	1,848	14,897	16,745	4,493	12,252	9,654

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Sunbury Downs Apartments	Garden	Nov-96	Houston, TX	1982	240	880	5,475	1,164
Sunchase of Clearwater	Garden	Nov-94	Clearwater, FL	1985	461	2,177	18,780	3,879
Sunchase of Orlando East	Garden	Nov-94	Orlando, FL	1985	296	927	7,997	1,639
Sunchase of Orlando North	Garden	Nov-94	Orlando, FL	1985	324	1,013	8,744	2,113
Sunchase of Tampa	Garden	Nov-94	Tampa, FL	1985	216	757	6,533	1,656
Sundown Village	Garden	Mar-98	Tucson, AZ	1984/1994	330	2,214	12,416	1,144
Sunlake	Garden	Sep-98	Brandon, FL	1986	88	610	4,058	516
Sunland Terrace	Garden	Mar-02	Phoenix, AZ	1984	80	1,321	2,096	40
Sunrise V Apartments	Garden	Apr-00	Richmond, VA	1976	229	1,256	7,576	1,226
Sunrunner	Garden	Jan-00	St. Petersburg, FL	1980	200	630	10,475	320
Sunset Village	Garden	Jul-98	Oceanside, CA	1987	114	1,128	6,395	629
Sunstone	Garden	Jul-01	Chapel Hill, NC	1985	260	5,954	8,968	481
Surrey Oaks	Garden	Oct-97	Bedford, TX	1983	152	625	3,543	733
Swiss Village Apartments	Garden	Nov-96	Houston, TX	1972	360	1,760	9,318	2,900
Sycamore Creek	Garden	Apr-00	Cincinnati, OH	1978	295	1,788	10,354	1,736
Tall Timbers Apartments	Garden	Oct-97	Houston, TX	1982	256	1,238	7,016	711
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	3,424	21,465	1,933
Tar River Estates	Garden	Oct-99	Greenville, NC	1969	389	1,282	13,947	2,479
Tates Creek Village	Garden	Jul-02	Lexington, KY	1970	204	1,243	7,994	39
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,375	7,440	520
Tide Mill	Garden	Oct-02	Salisbury, MD	1987	104	470	5,767	39
Timber Ridge	Garden	Oct-99	Sharonville, OH	1972	248	1,231	7,957	520
Timbermill	Garden	Oct-95	San Antonio, TX	1982	296	778	4,493	1,525
Timbertree	Garden	Oct-97	Phoenix, AZ	1980	387	2,292	12,988	1,626
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	308	5,534	110
Topanaga 49	Garden	Mar-02	Chatsworth, CA	1980	49	2,541	3,747	415
Torrey Pines Village	Garden	Oct-99	Las Vegas, NV	1980	204	895	7,288	545
Township At Highlands	Garden	Nov-96	Littleton, CO	1986	161	1,611	9,797	3,113
Trails	Garden	Apr-02	Nashville, TN	1985	248	621	10,337	73
Trails of Ashford	Garden	May-98	Houston, TX	1979	514	2,650	15,022	1,448
Treehouse II Apartments	Garden	Jan-00	College Station, TX	1982	156	554	3,876	174

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Sunbury Downs Apartments	880	6,639	7,519	1,308	6,211	4,907
Sunchase of Clearwater	2,177	22,659	24,836	7,128	17,708	14,799
Sunchase of Orlando East	927	9,636	10,563	3,022	7,541	7,766
Sunchase of Orlando North	1,013	10,857	11,870	3,411	8,459	10,417
Sunchase of Tampa	757	8,189	8,946	2,735	6,211	6,227
Sundown Village	2,214	13,560	15,774	2,828	12,946	9,536
Sunlake	610	4,574	5,184	1,667	3,517	2,543
Sunland Terrace	1,321	2,136	3,457	54	3,403	2,246
Sunrise V Apartments	1,256	8,802	10,058	2,113	7,945	6,096
Sunrunner	630	10,795	11,425	3,975	7,450	4,511
Sunset Village	1,128	7,024	8,152	1,333	6,819	5,315
Sunstone	5,954	9,449	15,403	1,228	14,175	10,844
Surrey Oaks	625	4,276	4,901	831	4,070	2,022
Swiss Village Apartments	1,760	12,218	13,978	2,068	11,910	7,001
Sycamore Creek	1,984	11,894	13,878	2,028	11,850	7,971
Tall Timbers Apartments	1,238	7,727	8,965	1,737	7,228	3,602
Tamarac Village	3,424	23,398	26,822	6,207	20,615	20,318
Tar River Estates	1,282	16,426	17,708	2,887	14,821	5,090
Tates Creek Village	1,243	8,033	9,276	3,839	5,437	4,017
Tatum Gardens	1,375	7,960	9,335	2,097	7,238	3,282
Tide Mill	470	5,806	6,276	1,621	4,655	2,725
Timber Ridge	1,231	8,477	9,708	1,861	7,847	4,927
Timbermill	778	6,018	6,796	1,802	4,994	3,179
Timbertree	2,292	14,614	16,906	3,231	13,675	6,924
Tompkins Terrace	308	5,644	5,952	347	5,605	3,364
Topanaga 49	2,541	4,162	6,703	156	6,547	2,685
Torrey Pines Village	895	7,833	8,728	2,486	6,242	4,535
Township At Highlands	1,615	12,906	14,521	2,586	11,935	11,021
Trails	621	10,410	11,031	3,544	7,487	4,961
Trails of Ashford	2,650	16,470	19,120	4,129	14,991	8,130
Treehouse II Apartments	554	4,050	4,604	829	3,775	1,866

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Treetops	Garden	Mar-01	San Bruno, CA	1987	308	3,762	60,051	947
Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	3,647	5,778	120
Trinity Apartments	Garden	Dec-97	Irving, TX	1985	496	1,390	11,463	1,794
Trinity Place	Garden	Oct-02	Middletown, OH	1982	200	1,984	7,591	30
Tujunga Gardens	Mid Rise	Mar-02	Tujunga, CA	1982	54	943	1,517	8
Twentynine Palms	Garden	Mar-02	Twenty-Nine Palms, CA	1983	48	700	1,122	11
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	2,498	19,699	4,350
Twin Lakes Apartments	Garden	Apr-00	Palm Harbor, FL	1986	262	1,994	12,834	883
University Woods II	Garden	Oct-02	Fairborn, OH	1983	42	429	1,546	4
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	7,830	12,524	217
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	3,383	16,016	12
Ventura Landing	Garden	Oct-02	Orlando, FL	1973	184	816	8,624	61
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	1,543	8,879	73
Versailles	Garden	Apr-02	Fort Wayne, IN	1969	156	349	5,846	128
Victory Square	Garden	Mar-02	Canton, OH	1975	81	573	902	25
Villa Azure	Garden	Mar-02	Los Angeles, CA	2000	624	47,241	77,342	152
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	3,403	5,384	493
Villa Hermosa Apartments	Mid Rise	Oct-02	New York, NY	1920	272	1,662	11,522	196
Villa La Paz	Garden	Jun-98	Sun City, CA	1990	96	573	3,249	286
Villa Ladera	Garden	Jan-96	Albuquerque, NM	1985	281	2,235	9,680	2,039
Villa Nova Apartments	Garden	Apr-00	Indianapolis, IN	1972	126	626	3,704	399
Village Creek at Brookhill	Garden	Jul-94	Westminster, CO	1987	324	2,446	13,257	2,304
Village Crossing	Garden	May-98	W. Palm Beach, FL	1986	189	1,618	9,912	1,139
Village East	Garden	Jul-00	Colorado Springs, CO	1972	137	883	5,994	557
Village Gardens	Garden	Oct-99	Fort Collins, CO	1973	141	883	6,047	363
Village Green	Garden	Oct-99	Montgomery, AL	1972	337	1,189	10,331	446
Village Green Altamonte Springs	Garden	Oct-02	Altamonte Springs, FL	1970	164	558	7,373	23
Village Grove	Garden	Mar-02	Corona, CA	1974	104	2,582	4,054	333
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	2,137	18,517	830
Village of Kaufman	Garden	Mar-02	Kaufman, TX	1981	68	775	1,208	45
Village of Pennbrook	Garden	Oct-98	Levitown, PA	1970	722	6,361	43,820	2,185

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Treetops	3,762	60,998	64,760	5,037	59,723	34,796
Trestletree Village	3,647	5,898	9,545	149	9,396	4,243
Trinity Apartments	1,390	13,257	14,647	2,914	11,733	7,388
Trinity Place	1,984	7,621	9,605	231	9,374	6,309
Tujunga Gardens	943	1,525	2,468	39	2,429	1,806
Twentynine Palms	700	1,133	1,833	29	1,804	1,533
Twin Lake Towers	2,498	24,049	26,547	8,153	18,394	10,303
Twin Lakes Apartments	1,996	13,715	15,711	3,314	12,397	6,915
University Woods II	429	1,550	1,979	459	1,520	1,271
Van Nuys Apartments	7,830	12,741	20,571	399	20,172	18,005
Vantage Pointe	3,383	16,028	19,411	180	19,231	9,670
Ventura Landing	816	8,685	9,501	3,121	6,380	4,089
Verandahs at Hunt Club	1,543	8,952	10,495	151	10,344	7,383
Versailles	349	5,974	6,323	1,657	4,666	2,421
Victory Square	573	927	1,500	24	1,476	940
Villa Azure	47,241	77,494	124,735	3,018	121,717	75,811
Villa Del Sol	3,403	5,877	9,280	511	8,769	4,896
Villa Hermosa Apartments	1,662	11,718	13,380	2,308	11,072	8,191
Villa La Paz	573	3,535	4,108	688	3,420	3,117
Villa Ladera	2,235	11,719	13,954	3,391	10,563	4,803
Villa Nova Apartments	626	4,103	4,729	362	4,367	2,535
Village Creek at Brookhill	2,446	15,561	18,007	4,981	13,026	—
Village Crossing	1,618	11,051	12,669	2,541	10,128	7,000
Village East	883	6,551	7,434	2,320	5,114	2,150
Village Gardens	883	6,410	7,293	1,758	5,535	4,310
Village Green	1,189	10,777	11,966	3,817	8,149	6,578
Village Green Altamonte Springs	558	7,396	7,954	1,778	6,176	3,467
Village Grove	2,582	4,387	6,969	317	6,652	3,625
Village in the Woods	2,142	19,342	21,484	6,243	15,241	13,620
Village of Kaufman	775	1,253	2,028	32	1,996	1,584
Village of Pennbrook	6,361	46,005	52,366	8,344	44,022	29,489

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Village, The	Garden	Jan-00	Brandon, FL	1986	112	559	5,633	405
Villas (VA)	Garden	Mar-00	Portsmouth, VA	1977	196	617	4,097	316
Villas at Little Turtle	Garden	Sep-00	Westerville, OH	1985	160	1,360	5,501	514
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,857	—
Vinings Peak	Garden	Jan-00	Atlanta, GA	1980	280	1,641	16,067	650
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	918	5,571	1,052
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	745	1,183	22
Vista Ventana	Garden	May-98	Phoenix, AZ	1982	275	1,850	10,844	863
Walden Village	Garden	May-99	Clarkston, GA	1972	372	2,045	11,609	1,676
Walnut Springs	Garden	Dec-96	San Antonio, TX	1983	224	1,002	5,174	1,169
Warner Center	Garden	Oct-01	Woodland Hills, CA	1987	1279	44,813	139,179	3,488
Warwick	Garden	Jan-00	Abilene, TX	1984	152	595	4,233	171
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	1,364	2,135	72
Waterford Apartments, The	Garden	Nov-96	Houston, TX	1984	312	983	6,710	1,906
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	19,945	43,571	110
Waterways Village	Garden	Jun-97	Aventura, FL	1991	180	4,504	11,054	1,716
Weatherly	Garden	Oct-98	Stone Mountain, GA	1984	224	1,275	7,280	1,057
Wellspring	Garden	Dec-97	Columbia, SC	1985	232	635	5,148	963
West 135th Street	Mid Rise	Dec-97	New York, NY	1979	198	1,165	8,119	1,546
West Chase	Garden	Oct-02	Lexington, KY	1960	120	163	2,330	4
West Lake Arms Apartments	Garden	Oct-99	Indianapolis, IN	1977	1381	3,684	24,362	3,668
West Winds	Garden	Oct-02	Orlando, FL	1985	272	2,042	11,898	85
West Woods	Garden	Oct-00	Annapolis, MD	1981	57	1,608	1,823	457
Westgate	Garden	Oct-99	Houston, TX	1971	313	2,317	12,501	1,069
Westway Village Apartments	Garden	May-98	Houston, TX	1979	326	2,886	11,170	659
Westwood Terrace	Mid Rise	Mar-02	Moline, IL	1976	97	1,591	2,577	30
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	8,469	22,611	38
Whispering Pines	Garden	Oct-98	Madison, WI	1986	136	934	3,582	911
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	476	764	6
Wickertree	Garden	Oct-97	Phoenix, AZ	1983	226	1,225	6,944	732
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	2,015	3,206	53

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Village, The	559	6,038	6,597	1,635	4,962	3,563
Villas (VA)	617	4,413	5,030	959	4,071	2,723
Villas at Little Turtle	1,360	6,015	7,375	609	6,766	5,824
Villas at Park La Brea, The	8,621	48,857	57,478	141	57,337	38,000
Vinings Peak	1,649	16,709	18,358	5,693	12,665	7,888
Vista Del Lagos	918	6,623	7,541	1,288	6,253	4,278
Vista Park Chino	745	1,205	1,950	31	1,919	1,777
Vista Ventana	1,850	11,707	13,557	2,845	10,712	5,750
Walden Village	2,045	13,285	15,330	2,627	12,703	10,372
Walnut Springs	1,002	6,343	7,345	2,272	5,073	3,810
Warner Center	44,869	142,611	187,480	25,254	162,226	122,000
Warwick	595	4,404	4,999	958	4,041	2,044
Wasco Arms	1,364	2,207	3,571	56	3,515	2,957
Waterford Apartments, The	983	8,616	9,599	1,404	8,195	5,089
Waterford Village	19,945	43,681	63,626	553	63,073	37,493
Waterways Village	4,504	12,770	17,274	3,037	14,237	10,814
Weatherly	1,275	8,337	9,612	1,552	8,060	4,481
Wellspring	635	6,111	6,746	921	5,825	6,566
West 135th Street	1,165	9,665	10,830	2,395	8,435	3,344
West Chase	163	2,334	2,497	1,047	1,450	1,070
West Lake Arms Apartments	3,684	28,030	31,714	5,318	26,396	13,820
West Winds	2,042	11,983	14,025	429	13,596	—
West Woods	1,608	2,280	3,888	295	3,593	1,854
Westgate	2,317	13,570	15,887	3,347	12,540	7,975
Westway Village Apartments	2,886	11,829	14,715	3,054	11,661	4,642
Westwood Terrace	1,591	2,607	4,198	99	4,099	2,529
Wexford Village	8,469	22,649	31,118	271	30,847	15,593
Whispering Pines	934	4,493	5,427	932	4,495	3,918
White Cliff	476	770	1,246	20	1,226	1,035
Wickertree	1,225	7,676	8,901	1,712	7,189	3,640
Wilderness Trail	2,015	3,259	5,274	83	5,191	4,808

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	880	1,232	191
Williams Cove	Garden	Jul-94	Irving, TX	1984	260	1,227	6,651	1,502
Williamsburg	Garden	May-98	Rolling Meadows, IL	1985	329	2,717	15,408	2,027
Williamsburg Apartments	Garden	Oct-99	Indianapolis, IN	1974	460	1,663	16,101	1,211
Williamsburg Manor	Garden	Apr-00	Cary, NC	1972	183	1,428	8,397	385
Williamsburg on the Wabash	Garden	Dec-99	West Lafayette, IN	1967	473	2,835	17,176	1,342
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	902	7,830	545
Willowick	Garden	Oct-99	Greenville, SC	1974	180	530	4,860	297
Willowwood	Garden	Mar-02	North Hollywood, CA	1984	19	791	1,268	11
Winchester Village Apartments	Garden	Nov-00	Indianapolis, IN	1966	96	104	2,132	347
Winddrift (IN)	Garden	Oct-00	Indianapolis, IN	1980	166	1,275	3,778	984
Windgate Place	Garden	May-99	Charlotte, NC	1972	196	1,044	5,912	690
Windridge	Garden	May-98	San Antonio, TX	1983	276	1,406	8,262	669
Windrift (CA)	Garden	Mar-01	Oceanside, CA	1987	404	25,574	17,607	1,042
Windrift (FL)	Garden	Oct-00	Orlando, FL	1987	288	3,666	9,850	797
Windsor at South Square	Garden	Oct-99	Durham, NC	1972	230	1,325	8,332	587
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	314	2,132	307
Windsor Hills	Garden	Oct-99	Blacksburg, VA	1970	300	1,515	10,752	789
Windsor Landing	Garden	Oct-97	Morrow, GA	1991	200	1,642	9,302	714
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,370	15,761	554
Windward at the Villages	Garden	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,037	1,411
Wood Lake	Garden	Jan-00	Atlanta, GA	1983	220	1,217	14,295	291
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,238	16,193	67
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	23	126	—
Woodfield Gardens	Garden	May-99	Charlotte, NC	1974	132	402	2,277	459
Woodhaven	Garden	Apr-00	Chesapeake, VA	1968	208	804	6,632	512
Woodhill	Garden	Dec-00	Denton, TX	1984	352	1,597	10,326	659
Woodhollow	Garden	Oct-97	Austin, TX	1974	108	658	3,728	737
Woodland Ridge	Garden	Dec-00	Irving, TX	1984	130	622	3,878	178
Woodland Village I	Garden	Oct-99	Columbia, SC	1970	308	1,470	11,962	1,267
Woodlands (MI)	Garden	Dec-99	Battle Creek, MI	1987	76	496	3,556	167

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Wilkes Towers	880	1,423	2,303	36	2,267	1,921
Williams Cove	1,227	8,153	9,380	2,684	6,696	5,141
Williamsburg	2,717	17,435	20,152	4,163	15,989	11,430
Williamsburg Apartments	1,663	17,312	18,975	7,597	11,378	8,796
Williamsburg Manor	1,435	8,775	10,210	2,212	7,998	4,150
Williamsburg on the Wabash	2,835	18,518	21,353	1,991	19,362	11,620
Willow Park on Lake Adelaide	902	8,375	9,277	3,285	5,992	3,734
Willowick	530	5,157	5,687	1,935	3,752	2,967
Willowwood	791	1,279	2,070	32	2,038	1,128
Winchester Village Apartments	104	2,479	2,583	193	2,390	—
Winddrift (IN)	1,275	4,762	6,037	576	5,461	4,814
Windgate Place	1,044	6,602	7,646	1,305	6,341	5,320
Windridge	1,406	8,931	10,337	2,342	7,995	5,610
Windrift (CA)	25,574	18,649	44,223	2,899	41,324	28,999
Windrift (FL)	3,666	10,647	14,313	1,238	13,075	7,688
Windsor at South Square	1,325	8,919	10,244	1,877	8,367	4,972
Windsor Crossing	314	2,439	2,753	912	1,841	3,537
Windsor Hills	1,592	11,464	13,056	2,789	10,267	6,526
Windsor Landing	1,642	10,016	11,658	2,221	9,437	4,786
Windsor Park	4,370	16,315	20,685	1,636	19,049	13,758
Windward at the Villages	1,595	10,448	12,043	2,313	9,730	3,694
Wood Lake	1,221	14,582	15,803	5,151	10,652	6,793
Woodcreek	2,238	16,260	18,498	6,511	11,987	11,949
Woodcrest	23	126	149	126	23	562
Woodfield Gardens	402	2,736	3,138	708	2,430	2,694
Woodhaven	804	7,144	7,948	1,724	6,224	5,436
Woodhill	1,597	10,985	12,582	2,764	9,818	9,113
Woodhollow	658	4,465	5,123	992	4,131	1,838
Woodland Ridge	622	4,056	4,678	1,073	3,605	3,037
Woodland Village I	1,470	13,229	14,699	4,066	10,633	7,812
Woodlands (MI)	496	3,723	4,219	386	3,833	1,913

						(2) Initial Cost
								(2)(3) Cost Capitalized Subsequent to Acquisition
Property Name	Property Type	(1) Date Consolidated	Location	Year Built	Number of Units	Land	Buildings and Improvements
Woodlands of Tyler	Garden	Jul-94	Tyler, TX	1984	256	1,029	5,573	1,366
Woodmere	Garden	Apr-00	Cincinnati, OH	1971	150	501	5,323	739
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	1,988	11,443	844
Woodshire	Garden	Mar-00	Virginia Beach, VA	1972	288	961	5,293	634
Wyckford Commons	Garden	Apr-00	Indianapolis, IN	1973	248	1,717	4,849	1,280
Wyntre Brook Apartments	Garden	Oct-99	West Chester, PA	1976	212	1,199	8,775	9,993
Yorktown II Apartments	High Rise	Dec-99	Lombard, IL	1973	368	2,980	18,190	1,129
Yorktree	Garden	Oct-97	Carolstream, IL	1972	293	1,968	11,151	2,051
Other
Brookwood Professional Center	Garden	Nov-00	Indianapolis, IN	1967	72	86	1,824	—
Michigan Plaza	Garden	Dec-99	Indianapolis, IN	1965	6	24	140	20
Land					—	3,034	—	—

Totals					185,292	$1,986,105	$7,556,052	$1,091,201

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002
Property Name	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Woodlands of Tyler	1,029	6,939	7,968	2,349	5,619	4,586
Woodmere	501	6,062	6,563	1,719	4,844	2,223
Woods of Inverness	1,988	12,287	14,275	3,923	10,352	4,853
Woodshire	961	5,927	6,888	765	6,123	7,923
Wyckford Commons	1,717	6,129	7,846	2,236	5,610	4,500
Wyntre Brook Apartments	1,199	18,768	19,967	2,120	17,847	10,800
Yorktown II Apartments	2,980	19,319	22,299	905	21,394	17,396
Yorktree	1,968	13,202	15,170	2,970	12,200	5,830
Other
Brookwood Professional Center	86	1,824	1,910	120	1,790	—
Michigan Plaza	24	160	184	67	117	—
Land	3,034	—	3,034	—	3,034	—

Totals	$1,987,293	$8,646,065	$10,633,358	$1,708,754	$8,924,604	$5,827,716

(1)
Date the Company acquired the property of first consolidated the partnership which owns the property

(2)
Amounts include reclassifications which have been made to conform the 2002 presentation for the tendering costs to acquire the minority interest share of the consolidated partnerships

(3)
Costs capitalized subsequent to acquisition includes costs capitalized since acquisition or first consolidation of the partnership / property by the Company

AIMCO PROPERTIES, L.P.

REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000
Real Estate
Balance at beginning of year	$8,102,816	$7,012,452	$4,512,697
Additions during the year:
Newly consolidated assets	1,054,193	1,182,538	1,590,341
Acquisitions	1,728,558	40,069	739,005
Foreclosures	32,371	—	63,545
Capital Replacements	82,048	67,204	59,250
Capital Enhancements	7,528	31,500	33,445
Initial Capital Expenditures	34,697	61,016	61,476
Redevelopment	145,490	147,313	126,160
Assets held for sale reclassification	—	(130,000)	—
Sales	(554,343)	(309,276)	(173,467)

Balance at end of year	$10,633,358	$8,102,816	$7,012,452

Accumulated Depreciation
Balance at beginning of year	$1,515,192	$912,758	$415,992
Additions during the year:
Depreciation	288,589	327,070	298,946
Newly consolidated assets	122,936	332,394	231,739
Foreclosures	—	—	(14,118)
Assets held for sale reclassification	—	(37,090)	—
Sales	(217,963)	(19,940)	(19,801)

Balance at end of year	$1,708,754	$1,515,192	$912,758