Form 10-Q
period 2003-09-30
AIMCO PROPERTIES LP
filed 2003-11-14
CIK 926660

Use these links to rapidly review the document
AIMCO PROPERTIES, L.P. FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

        The number of Partnership Common Units outstanding as of October 31, 2003: 103,592,513

AIMCO PROPERTIES, L.P.

FORM 10-Q

INDEX

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate:
Land	$2,136,397	$1,962,356
Buildings and improvements	8,556,905	8,474,525

Total real estate	10,693,302	10,436,881
Less accumulated depreciation	(1,806,162)	(1,656,541)

Net real estate	8,887,140	8,780,340

Cash and cash equivalents	126,680	98,567
Restricted cash	211,200	220,164
Accounts receivable	62,380	84,967
Accounts receivable from affiliates	46,812	47,060
Deferred financing costs	74,434	69,862
Notes receivable, primarily from unconsolidated real estate partnerships	184,267	169,238
Notes receivable from Aimco	11,797	39,428
Investments in unconsolidated real estate partnerships	234,125	368,195
Other assets	284,639	257,404
Assets held for sale	70,552	220,104

Total assets	$10,194,026	$10,355,329

LIABILITIES AND PARTNERS' CAPITAL
Secured tax-exempt bond financing	$1,201,572	$1,171,557
Secured notes payable	4,505,657	4,543,566
Mandatorily redeemable preferred securities	113,169	15,169
Term loans	354,387	115,011
Credit facility	160,000	291,000

Total indebtedness	6,334,785	6,136,303

Accounts payable	15,874	11,150
Accrued liabilities and other	386,494	294,769
Deferred income	24,129	15,283
Security deposits	41,967	39,903
Deferred income taxes payable	23,947	36,680
Liabilities related to assets held for sale	53,919	168,654

Total liabilities	6,881,115	6,702,742

Minority interest in consolidated real estate partnerships	79,106	76,504
Partners' capital:
Preferred units	956,289	1,098,683
General Partner and Special Limited Partner	1,924,657	2,129,014
Limited Partners	370,472	362,888
High performance units	(7,286)	(3,230)
Less: Investment in Aimco Class A Common Stock	(10,327)	(11,272)

Total partners' capital	3,233,805	3,576,083

Total liabilities and partners' capital	$10,194,026	$10,355,329

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$377,403	$335,729	$1,111,036	$960,998
Property operating expense	(166,400)	(137,292)	(485,993)	(378,327)

Income from property operations	211,003	198,437	625,043	582,671

INVESTMENT MANAGEMENT BUSINESS:
Management fees and other income primarily from affiliates	14,930	22,135	47,577	66,850
Management and other expenses	(13,400)	(18,642)	(31,633)	(48,304)
Amortization of intangibles	(1,276)	(1,154)	(4,716)	(3,194)

Income from investment management business	254	2,339	11,228	15,352

General and administrative expenses	(7,638)	(4,360)	(19,538)	(12,377)
Other expenses	—	—	—	(5,000)
Provision for losses on notes receivable	—	(1,682)	(1,488)	(4,838)
Depreciation of rental property	(82,840)	(67,639)	(247,682)	(195,127)
Interest expense	(95,239)	(76,810)	(283,487)	(234,922)
Interest and other income	5,301	13,411	19,623	60,059
Equity in earnings (losses) of unconsolidated real estate partnerships	(1,767)	(254)	(6,581)	2,357
Minority interest in consolidated real estate partnerships	(1,697)	(2,149)	(4,700)	(5,750)

Income from operations	27,377	61,293	92,418	202,425
Gain (loss) on dispositions of real estate	1,462	(4,307)	2,738	4,467
Impairment loss on investment in unconsolidated real estate partnerships	—	(3,564)	—	(3,816)
Distributions to minority partners in excess of income	(11,861)	(4,302)	(21,503)	(15,274)

Income from continuing operations	16,978	49,120	73,653	187,802
Discontinued operations:
Income from discontinued operations	27,483	4,336	62,674	11,156

Net income	44,461	53,456	136,327	198,958
Net income attributable to preferred unitholders	29,032	24,805	82,108	82,602

Net income attributable to common unitholders	$15,429	$28,651	$54,219	$116,356

Earnings (loss) per common unit—basic:
Income (loss) from continuing operations (net of preferred distributions)	$(0.11)	$0.23	$(0.08)	$1.09

Net income attributable to common unitholders	$0.15	$0.27	$0.52	$1.21

Earnings (loss) per common unit—diluted:
Income (loss) from continuing operations (net of preferred distributions)	$(0.11)	$0.23	$(0.08)	$1.08

Net income attributable to common unitholders	$0.15	$0.27	$0.52	$1.20

Distributions declared per common unit	$0.60	$0.82	$2.24	$2.46

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,327	$198,958

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	252,398	198,321
Distributions to minority partners in excess of income	21,503	15,274
Gain on dispositions of real estate	(2,738)	(4,467)
Impairment loss on investment in unconsolidated real estate partnerships	—	3,816
Income from discontinued operations	(62,674)	(11,156)
Minority interest in consolidated real estate partnerships	4,700	5,750
Equity in (earnings) losses of unconsolidated real estate partnerships	6,581	(2,357)
Changes in operating assets and liabilities:
Deferred income taxes	(13,333)	(109)
Other	38,373	(406)

Total adjustments	244,810	204,666

Net cash provided by operating activities	381,137	403,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and additions to real estate	(117,907)	(519,143)
Initial capital expenditures	(18,594)	(23,165)
Capital enhancements	(2,765)	(5,632)
Capital replacements	(70,620)	(60,393)
Redevelopment additions to real estate	(79,785)	(118,505)
Proceeds from dispositions of real estate	479,220	105,391
Disposition capital expenditures	(15,991)	—
Proceeds from sale of investments and other assets	3,281	22,747
Cash from newly consolidated properties	5,045	7,509
Purchase of general and limited partnership interests and other assets	(32,457)	(52,347)
Originations of notes receivable from unconsolidated real estate partnerships	(47,833)	(74,547)
Proceeds from repayment of notes receivable	40,894	53,017
Cash paid in connection with merger/acquisition related costs	(13,983)	(249,220)
Distributions received from Aimco	945	945
Distributions received from investments in unconsolidated real estate partnerships	51,106	15,662

Net cash provided by (used in) investing activities	180,556	(897,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	351,964	651,824
Principal repayments on secured notes payable	(553,020)	(392,477)
Proceeds from tax-exempt bond financing	14,505	287,551
Principal repayments on tax-exempt bond financing	(62,774)	(323,732)
Net borrowings on term loans and revolving credit facility	108,376	206,492
Payment of loan costs	(14,080)	(9,448)
Proceeds from issuance of mandatorily redeemable preferred securities	97,250	—
Proceeds from issuance of common and preferred units, exercise of options/warrants	145,248	425,730
Principal repayments received on notes due on common unit purchases	6,049	5,444
Redemption of preferred units	(239,770)	—
Redemption of common units	(1,177)	(523)
Proceeds from issuance of high performance units	1,814	979
Payment of distributions to minority interests	(49,009)	(26,671)
Payment of distributions to the General Partner and Special Limited Partner	(229,878)	(203,651)
Payment of distributions to Limited Partners	(23,709)	(25,866)
Payment of distributions to high performance units	(5,854)	(5,852)
Payment of distributions to preferred units	(77,098)	(86,346)

Net cash (used in) provided by financing activities	(531,163)	503,454

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,530	9,397
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,567	75,456
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS INCLUDED WITHIN ASSETS HELD FOR SALE FROM BEGINNING TO END OF PERIOD	(2,417)	1,038

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,680	$85,891

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE 1—Organization

        AIMCO Properties, L.P., a Delaware limited partnership (the "Partnership" and together with its consolidated subsidiaries and other controlled entities, the "Company"), was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. The Partnership's securities include Partnership Common Units ("common OP Units"), Partnership Preferred Units ("preferred OP Units"), and High Performance Partnership Units ("High Performance Units"), which are collectively referred to as "OP Units." Apartment Investment and Management Company ("Aimco") is the owner of the Partnership's general partner, AIMCO-GP, Inc. (the "General Partner"), and special limited partner, AIMCO-LP, Inc., (the "Special Limited Partner"). The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. "Limited Partners" refers to individuals or entities that are limited partners of the Partnership, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to the prior right of the Partnership to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended (the "Partnership Agreement").

        On July 24, 2003, the General Partner amended the Partnership Agreement to provide that the Partnership shall continue until it is dissolved pursuant to the provisions of the Partnership Agreement or as otherwise provided by law. Prior to such amendment, the Partnership Agreement provided for the termination of the Partnership in the year 2094.

        The Partnership, through its operating divisions and subsidiaries, holds substantially all of Aimco's assets and manages the daily operations of Aimco's business and assets. Aimco is required to contribute to the Partnership all proceeds from offerings of its securities. In addition, substantially all of Aimco's assets must be owned through the Partnership; therefore, Aimco is generally required to contribute to the Partnership all assets acquired. In exchange for the contribution of offering proceeds or assets, Aimco receives additional interests in the Partnership with similar terms (e.g., if Aimco contributes proceeds of a preferred stock offering, Aimco (through the General Partner and Special Limited Partner) receives preferred OP Units with terms substantially similar to the preferred securities issued by Aimco).

        As of September 30, 2003, the Company:

  •
  owned a controlling equity interest in 178,913 units in 697 properties (which the Company refers to as "consolidated");

  •
  owned a non-controlling equity interest in 67,157 units in 467 properties (which the Company refers to as "unconsolidated"), of which 58,634 units were also managed by the Company; and

  •
  provided services or managed, for third party owners, 51,847 units in 520 properties, primarily pursuant to long-term agreements (including 40,126 units in 418 properties that are asset managed only, and not property managed).

        At September 30, 2003, the Partnership had outstanding 103,509,952 common OP Units, 39,467,057 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive—see Note 10).

NOTE 2—Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        Interests in consolidated real estate partnerships held by partners other than the Company are reflected as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners' share of the underlying net assets of the Company's consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions in excess of net income, the Company, as the majority partner, records a charge equal to the minority partners' excess of distributions over net income, even though the Company does not suffer any economic effect, cost or risk. This charge is classified in the consolidated statements of income as distributions to minority partners in excess of income. For the three and nine months ended September 30, 2003, such charges were $11.9 million and $21.5 million, respectively, compared to charges of $4.3 million and $15.3 million for the three and nine months ended September 30, 2002, respectively. Losses are allocated to minority partners until such time as such losses exceed the minority partners' basis, in which case, the Company recognizes 100% of the losses in operating earnings when the partnership is in a deficit equity position, even though the Company does not suffer any economic effect, cost or risk. With regard to such consolidated real estate partnerships, approximately $0.4 million in depreciation related net recoveries and $1.3 million in depreciation related net losses were charged to minority interest in consolidated real estate partnerships for the three and nine months ended September 30, 2003, respectively, and $0.8 million and $1.5 million in depreciation related net losses were charged to minority interest in consolidated real estate partnerships for the three and nine months ended September 30, 2002, respectively.

NOTE 3—Notes Receivable Primarily From Unconsolidated Real Estate Partnerships

        The following table summarizes the Company's notes receivable primarily from unconsolidated real estate partnerships at September 30, 2003 and 2002 (in thousands):

	Notes Receivable Primarily From Unconsolidated Real Estate Partnerships
	September 30, 2003	September 30, 2002
Par value notes	$105,362	$115,743
Discounted notes	83,850	133,445
Less: allowance for loan losses	(4,945)	(1,682)

Total	$184,267	$247,506

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

        As of September 30, 2003 and 2002, the Company held, primarily through its consolidated corporate subsidiaries, $105.4 million and $115.7 million, respectively, of par value notes receivable from unconsolidated real estate partnerships, including accrued interest, for which the Company believes the collectibility of such amounts is both probable and estimable. As such, interest income from par value notes for the three and nine months ended September 30, 2003 totaled $3.5 million and $11.0 million, respectively, and for the three and nine months ended September 30, 2002 totaled $7.3 million and $24.2 million, respectively.

        As of September 30, 2003 and 2002, the Company held discounted notes, including accrued interest, with a carrying value of $83.9 million and $133.4 million, respectively. The total face value plus accrued interest of these notes was $147.6 million and $221.7 million at September 30, 2003 and 2002, respectively.

        The discounted notes are accounted for under the cost recovery method, which results in the discounted notes being carried at the acquisition amount, less subsequent cash collections, until such time as collectibility of principal and interest is probable and the timing and amounts are estimable. Based upon closed or pending transactions (which include sales, refinancings, foreclosures and rights offerings), the Company has determined that certain notes are collectible for amounts greater than their carrying value. Accordingly, the Company recognizes accretion income, on a prospective basis over the estimated remaining life of the loans, equal to the difference between the carrying value of the discounted notes and the estimated collectible value. For the three and nine months ended September 30, 2003, the Company recognized accretion income of approximately $0.05 million ($0.00 per basic and diluted unit) and $2.6 million ($0.02 per basic unit and diluted unit), respectively, and for the three and nine months ended September 30, 2002, the Company recognized accretion income of approximately $3.8 million ($0.04 per basic and diluted unit) and $19.3 million ($0.20 per basic and diluted unit), respectively. The Company generally realizes the notes receivable through collection of cash or increasing ownership of the property or of an additional equity interest in the partnership owning the property that serves as collateral for the loan.

        Included in the above total notes receivable balances, as of September 30, 2003 and 2002, are $57.2 million and $67.2 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. The Company earns interest on these notes receivable at various annual interest rates ranging between 5.5% and 12.0% and averaging 8.4%.

        The activity in the allowance for loan losses in total for both par value and discounted notes for the nine months ended September 30, 2003, is as follows (in thousands):

Balance at December 31, 2002	$5,413
Provision for losses on notes receivable	1,488
Net reductions due to property sales	(1,956)

Balance at September 30, 2003	$4,945

        The Company will continue to monitor the collectibility or impairment of each note on a periodic basis, and changes in the allowance may occur due to changes in the market environment that affect operating cash flows.

NOTE 4—Commitments and Contingencies

  Commitments

        In connection with the March 2002 acquisition of Casden Properties Inc. ("Casden"), which included the merger of Casden into Aimco, and the merger of a subsidiary of Aimco into another real estate investment trust ("REIT") affiliated with Casden (collectively, the "Casden Merger"), Aimco and the Company have the following commitments to:

  •
  purchase two properties currently under development, upon satisfactory completion and attainment of 60% occupancy, as follows:

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

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of September 30, 2003, no funds have been drawn on this stand-by facility);

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of September 30, 2003, the Company had invested $20.9 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. Aimco will have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties, LLC; and

  •
  pay $2.5 million per quarter for five years (up to an aggregate amount of $50 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on the Company's assets (as of September 30, 2003, $15.0 million has been paid).

  Legal

        In addition to the matters described below, the Company is a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        Limited Partnerships

        In connection with the Company's acquisitions of interests in real estate partnerships, it is sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or violations of the relevant partnership agreements.

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

        As previously disclosed, National Program Services, Inc. and Vito Gruppuso (collectively "NPS") are insurance agents who in 2000 sold to Aimco property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union"). The financial failure of NPS resulted in defaults in June 2002 under two agreements by which NPS indemnified the Company from losses relating to the matters described below. As a result of such defaults, the Company faced the risk of impairment of a $16.7 million insurance-related receivable as well as certain contingent liabilities as more fully described below. Aimco has settled its litigation with Lumbermens Mutual Casualty Company ("Lumbermens") and potential claims against an insurance agency with the result that it has received $10 million and reduced its insurance related receivable to $6.7 million. In addition, Aimco has pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages resulting from the cancellation of the coverage.

        As previously disclosed, with respect to the contingent liabilities arising from the NPS defaults, in November 2002, Cananwill, Inc., a premium funding company, commenced litigation against Aimco and others, alleging a balance due of $5.7 million, plus interest and attorney's fees, on a premium finance agreement that funded premium payments made to National Union. Aimco denies liability to Cananwill, believes it has meritorious defenses to assert, and it will vigorously defend itself. In the event of an adverse determination, Aimco will seek reimbursement of any loss from all third parties responsible for any such liability. In April 2003, Aimco filed suit against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., in the United States District Court for the District of Colorado alleging Cananwill's conversion of $1.6 million of unearned premium belonging to Aimco and misapplication of such funds to the alleged debt asserted in the first Cananwill lawsuit. In addition, WestRM—West Risk Markets, Ltd. ("WestRM") has sued XL Reinsurance America, Inc. ("XL"), Greenwich Insurance Company ("Greenwich") and Lumbermens to collect on surety bonds issued by the three allegedly to secure payment obligations due on a premium funding made by WestRM. XL and Greenwich have made Aimco a third party defendant in this action, asserting that if they have any liability to WestRM, then Aimco is liable to XL and Greenwich pursuant to an alleged indemnification agreement. Finally, on July 11, 2003, Highlands Insurance Company ("Highlands") filed suit in a New Jersey state court against Cananwill, Aimco, XL and Greenwich asserting the liability of Aimco as a principal on surety bonds issued by Highlands in the event Highlands has any liability to Cananwill on the aforementioned Cananwill claim. Aimco believes it has meritorious defenses to assert, will vigorously defend itself against claims brought against it, and will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, the Company does not believe that it will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

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

        On August 11, 2003, Aimco and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and Aimco Class A Common Stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants. On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

        On August 12, 2003, in connection with the Stipulation of Settlement, NAPICO and Aimco executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, Aimco and their affiliates, (3) Aimco or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulation of Settlement in exchange for 531,915 shares of Aimco Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligations set forth in Item (4) in shares of Aimco Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

        The Company does not believe that the ultimate outcome of the litigation involving NAPICO and certain other defendants will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

        On August 8, 2003 the Partnership was served with a complaint in the United States District Court, District of Columbia alleging that it willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty hours per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that the Partnership failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges that the Partnership failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. The Partnership has filed an answer to the complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, the Company does not believe that the ultimate outcome will have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

NOTE 5—Mandatorily Redeemable Preferred Securities

        Effective July 1, 2003, the Company, as a result of Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") was required to reclassify the Class S Partnership Preferred Units (the "Class S Preferred Units") and Trust Based Convertible Preferred Securities ("TOPRS") from between the liabilities and partners' capital section of the consolidated balance sheet to liabilities (see Note 16 for further details on SFAS 150).

        On April 30, 2003, Aimco sold 4,000,000 shares ($100 million) of Class S Cumulative Redeemable Preferred Stock, par value $0.01 per share (the "Class S Preferred Stock") through a private placement to an institutional investor, resulting in approximately $97 million of net proceeds. Proceeds of $28.1 million were paid by Aimco to the Partnership to repay the note receivable established in the acquisition of the Villas at Park La Brea (see Note 17) and concurrently all 1,124,041 Class Eleven Partnership Preferred Units were converted into 1,124,041 Class S Preferred Units. The remaining net proceeds were contributed by Aimco to the Partnership in exchange for 2,875,959 Class S Preferred Units. The Partnership used the net proceeds to redeem $60 million of its Class C Partnership Preferred Units (the "Class C Preferred Units") (see Note 6) and to pay down borrowings on the Company's revolving credit facility. The Class S Preferred Units have substantially the same terms as the shares of Class S Preferred Stock. The initial dividend rate on the Class S Preferred Stock is based on three-month LIBOR plus 2.75%. These dividends are cumulative from the date of original issuance and are payable quarterly. From the first anniversary of the date of original issuance through October 31, 2004, the dividend rate on the Class S Preferred Stock increases to the three-month LIBOR plus 6.0% with additional increases thereafter. Distributions are made on the Class S Preferred Units at the same time and in the same amount as dividends paid on the Class S Preferred Stock. Under SFAS 150, the distributions paid on the Class S Preferred Units are recorded to interest expense in the amount of $1.0 million for the three months ended September 30, 2003. Class S Preferred Units are senior to common OP Units as to distributions and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of distributions by Aimco are made to any holders of Aimco Class A Common Stock or common OP Units, the holders of Class S Preferred Stock and Class S Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class S Preferred Stock is redeemable for a maximum amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption, as follows: (i) at the option of the holder, upon the occurrence of certain events or (ii) at the option of Aimco, at any time, with a mandatory redemption date of April 30, 2043. Depending on the date fixed for redemption, the Class S Preferred Stock is redeemable at varying per share amounts as follows: (i) on or before October 31, 2003, $24.50; (ii) on or before January 31, 2004, $24.63; (iii) on or before April 30, 2004, $24.75; or (iv) any time after April 30, 2004, $25.00. Aimco intends to redeem the Class S Preferred Stock within one year of its issuance with proceeds from property sales and at the same time that Aimco effects such redemption, the Partnership will concurrently redeem the Class S Preferred Units. The redemption value of the Class S Preferred Units at the date of adoption of SFAS 150 was $97.75 million. As a result, the Company reclassified this amount as a liability as of July 1, 2003. Based on the redemption terms of the Class S Preferred Stock, as described above, the redemption price of the Class S Preferred Units at September 30, 2003 was $98.0 million. Therefore, in accordance with SFAS 150, the Company recognized an additional liability and incurred interest expense in the amount of $0.25 million in the three months ended September 30, 2003.

        The Company also includes TOPRS, which it assumed in connection with the Insignia merger in 1998, in mandatorily redeemable preferred securities. As of September 30, 2003, $15.2 million was outstanding of the $149.5 million that was originally assumed. The redemption value of the TOPRS at the date of adoption of SFAS 150 was $15.2 million and therefore the Company reclassified this amount as a liability as of July 1, 2003. As of September 30, 2003, the redemption value of the TOPRS remains $15.2 million.

NOTE 6—Partners' Capital

  Preferred OP Units

        On June 30, 2003, using proceeds from the issuance of the Class S Preferred Stock, Aimco redeemed for cash all 2,400,000 outstanding shares of its Class C Preferred Stock at a redemption price per share of $25.00 plus an amount equal to accumulated and unpaid dividends through June 30, 2003, for a total of $25.475 per share. Concurrently, the Partnership redeemed each of the Class C Preferred Units.

        On July 31, 2003, Aimco sold 6,000,000 shares ($150 million) of Class T Cumulative Preferred Stock, par value $0.01 per share (the "Class T Preferred Stock") in a registered public offering. Proceeds of approximately $145 million were contributed by Aimco to the Partnership in exchange for Class T Partnership Preferred Units (the "Class T Preferred Units"). The Partnership used these proceeds to redeem other preferred securities as described below. The Class T Preferred Units have substantially the same terms as the shares of Class T Preferred Stock. Holders of the Class T Preferred Stock are entitled to receive quarterly dividend payments of $0.50 per share, equivalent to $2.00 per share on an annual basis, or 8% of the $25 per share liquidation preference, beginning on October 15, 2003. Class T Preferred Stock is senior to Aimco Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of distributions by Aimco are made to any holders of Aimco Class A Common Stock or common OP Units, the holders of Class T Preferred Stock and Class T Preferred Units are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class T Preferred Stock is redeemable at Aimco's option beginning July 31, 2008 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. Distributions will be made on the Class T Preferred Units at the same time and in the same amount as dividends on the Class T Preferred Stock.

        On August 18, 2003, Aimco redeemed 1,500,000 shares of its Class D Cumulative Preferred Stock, par value $0.01 per share at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2066 per share. Concurrently with this redemption, the Partnership redeemed for cash 1,500,000 of its Class D Partnership Preferred Units (the "Class D Preferred Units"). Following this redemption, 2,700,000 Class D Preferred Units remained outstanding.

        On August 18, 2003, Aimco redeemed all 2,000,000 outstanding shares of its Class H Cumulative Preferred Stock, par value $0.01 per share at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through August 18, 2003, for a total of $25.2243 per share. Concurrently with this redemption, the Partnership redeemed for cash all 2,000,000 Class H Partnership Preferred Units (the "Class H Preferred Units").

        On August 18, 2003, Aimco redeemed for cash all 2,500,000 outstanding shares of its Class L Convertible Cumulative Preferred Stock, par value $0.01 per share at a redemption price of $25 per share. Accumulated and unpaid dividends of $0.5625 per share were paid on August 28, 2003, the scheduled dividend payment date. Concurrently with this redemption, the Partnership redeemed for cash all 2,500,000 Class L Partnership Preferred Units (the "Class L Preferred Units").

        On August 18, 2003, Aimco redeemed for cash all 1,200,000 outstanding shares of its Class M Convertible Cumulative Preferred Stock, par value $0.01 per share for a total redemption price of $25.7313 per share, which included $0.2313 of accumulated and unpaid dividends through August 18, 2003 and a 2%, or $0.50 per share, redemption premium. The redemption premium was included in preferred dividends/distributions for the three and nine months ended September 30, 2003. Concurrently with this redemption, the Partnership redeemed for cash all 1,200,000 Class M Partnership Preferred Units (the "Class M Preferred Units").

        On July 31, 2003, the Securities and Exchange Commission ("SEC") clarified Emerging Issues Task Force, Topic No. D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock ("Topic D-42"). See Note 16 for further information on Topic D-42. The redemption of the Class C Preferred Units in second quarter 2003 resulted in $2.2 million of redemption related preferred unit issuance costs retroactively deducted from net income to arrive at net income attributable to common unitholders and thereby reduced by $0.02 the Company's previously reported earnings per basic and diluted common unit for the three months ended June 30, 2003. Additionally, the redemptions in the third quarter 2003 of the Class H Preferred Units, the Class L Preferred Units, and the Class M Preferred Units and the partial redemption in third quarter 2003 of the Class D Preferred Units resulted in $5.5 million of redemption related preferred unit issuance costs being deducted from net income to arrive at net income attributable to common unitholders and thereby reduced by $0.06 the Company's earnings per basic and diluted common unit for the three months ended September 30, 2003. All of these redemption related preferred unit issuance costs have thereby reduced by $0.08 earnings per basic and diluted common unit for the nine months ended September 30, 2003.

        During the three and nine months ended September 30, 2003, approximately 12,000 preferred OP Units were tendered for redemption in exchange for approximately 8,000 shares of Aimco Class A Common Stock. Additionally, during the three and nine months ended September 30, 2003, approximately none and 12,000 preferred OP Units, respectively, were tendered for redemption in exchange for cash.

        In July 2003, the Company repurchased all 1,077,485 outstanding Class Nine Partnership Preferred Units (the "Class Nine Preferred Units") for approximately $27 million (see Note 12 for further information).

  Common OP Units

        During the three and nine months ended September 30, 2003, the Company completed tender offers for limited partnership interests resulting in the issuance of approximately none and 22,000 common OP Units, respectively.

        During the three and nine months ended September 30, 2003, approximately 2,000 and 26,000 common OP Units, respectively, were tendered for redemption in exchange for cash and approximately 35,000 and 119,000 common OP Units, respectively, were tendered for redemption in exchange for shares of Aimco Class A Common Stock. Concurrently with these redemptions for Aimco's Class A Common Stock, the Partnership issued to Aimco the same number of common OP Units.

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

        The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income attributable to common unitholders, as reported	$15,429	$28,651	$54,219	$116,356
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	1,390	1,283	3,829	3,563
Stock options	251	—	669	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(1,390)	(1,283)	(3,829)	(3,563)
Stock options	(1,061)	(1,897)	(3,637)	(5,691)

Pro forma net income attributable to common unitholders	$14,619	$26,754	$51,251	$110,665

Basic earnings per common unit:
Reported	$0.15	$0.27	$0.52	$1.21
Pro forma	$0.14	$0.26	$0.49	$1.15
Diluted earnings per common unit:
Reported	$0.15	$0.27	$0.52	$1.20
Pro forma	$0.14	$0.25	$0.49	$1.14

NOTE 8—Earnings Per Unit

        Earnings per unit is calculated based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Income from continuing operations	$16,978	$49,120	$73,653	$187,802
Less: Net income attributable to preferred unitholders	(29,032)	(24,805)	(82,108)	(82,602)

Numerator for basic and diluted earnings per unit— Income (loss) from continuing operations	$(12,054)	$24,315	$(8,455)	$105,200

Net income	$44,461	$53,456	$136,327	$198,958
Less: Net income attributable to preferred unitholders	(29,032)	(24,805)	(82,108)	(82,602)

Numerator for basic and diluted earnings per unit—Net income attributable to common unitholders	$15,429	$28,651	$54,219	$116,356

Denominator:
Denominator for basic earnings per unit—weighted average number of common units outstanding	104,684	104,589	104,714	95,906
Effect of dilutive securities:
Dilutive potential common units	210	904	130	1,399

Denominator for diluted earnings per unit	104,894	105,493	104,844	97,305

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.11)	$0.23	$(0.08)	$1.09
Income from discontinued operations	$0.26	$0.04	$0.60	$0.12

Net income attributable to common unitholders	$0.15	$0.27	$0.52	$1.21
Diluted earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.11)	$0.23	$(0.08)	$1.08
Income from discontinued operations	$0.26	$0.04	$0.60	$0.12

Net income attributable to common unitholders	$0.15	$0.27	$0.52	$1.20

        All of the Partnership's convertible preferred OP Units are anti-dilutive on an "as converted" basis, therefore, all of the distributions payable on the convertible preferred OP Units are deducted to arrive at the numerator and no additional units are included in the denominator. The common OP Unit equivalents related to approximately 5.6 million and 9.0 million of vested and unvested stock options, units issued for non-recourse notes receivable, and restricted stock awards for the three and nine months ended September 30, 2003, respectively, have been excluded from diluted earnings per unit as their effect would be anti-dilutive. Similarly, the common OP Unit equivalents related to approximately 3.5 million and 1.6 million of vested and unvested stock options, units issued for non-recourse notes receivable, and restricted stock awards have been excluded for the three and nine months ended September 30, 2002, respectively.

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

        All real estate revenues are from external customers and no revenues are generated from transactions with other segments. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment. No single resident or related group of residents contributed 10% or more of total revenues during the three and nine months ended September 30, 2003 or 2002.

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

        Certain reclassifications have been made to 2002 amounts to conform to the 2003 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the requirements of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") and intercompany eliminations. In addition, on October 1, 2003, the National Association of Real Estate Investment Trusts ("NAREIT") clarified its definition of funds from operations to include impairment losses, which previously had been added back to calculate funds from operations. In the three months ended September 30, 2003, and effective for all prior periods presented, in accordance with this clarification, the Company no longer adds back impairment losses when computing funds from operations. As a result, funds from operations for the three months ended September 30, 2003 includes impairment losses of $0.6 million, and for the nine months ended September 30, 2003, includes an adjustment of $7.9 million to reflect this change. Funds from operations for the three and nine months ended September 30, 2002 includes an adjustment of $3.6 million and $4.0 million, respectively, to reflect this change. Finally, as a result of the SEC's interpretation of Topic D-42, the Company included in funds from operations redemption related preferred unit issuance costs in the three months ended September 30, 2003, and effective for all prior periods. Therefore, funds from operations for the three months ended September 30, 2003 includes issuance costs of $5.5 million and funds from operations for the nine months ended September 30, 2003 includes an adjustment of $2.2 million to reflect this change.

        The following tables present the contribution (separated between consolidated and unconsolidated activity) to the Company's free cash flow for the three and nine months ended September 30, 2003 and 2002, from these segments, and a reconciliation of free cash flow, funds from operations, and adjusted funds from operations, to net income (in thousands, except ownership equivalent units and monthly rents):

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended September 30, 2003 and 2002

(in thousands, except unit and monthly rents data)

	2003				2002
	Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%
Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 11,429 and 8,812 for 2003 and 2002)	$26,958	$727	$27,685	15.1%	$19,907	$1,100	$21,007	11.5%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 10,167 and 9,543 for 2003 and 2002)	20,446	448	20,894	11.4%	15,477	721	16,198	8.9%
Average monthly rent $900 to $1,000 per unit (equivalent units of 14,439 and 10,644 for 2003 and 2002)	26,871	461	27,332	14.9%	19,866	588	20,454	11.2%
Average monthly rent $800 to $900 per unit (equivalent units of 6,636 and 13,089 for 2003 and 2002)	12,105	339	12,444	6.8%	21,351	235	21,586	11.8%
Average monthly rent $700 to $800 per unit (equivalent units of 15,712 and 14,881 for 2003 and 2002)	20,474	610	21,084	11.5%	18,789	1,863	20,652	11.3%
Average monthly rent $600 to $700 per unit (equivalent units of 33,582 and 34,444 for 2003 and 2002)	33,684	952	34,636	18.9%	33,718	3,207	36,925	20.2%
Average monthly rent $500 to $600 per unit (equivalent units of 37,159 and 31,083 for 2003 and 2002)	27,055	1,173	28,228	15.4%	23,973	2,773	26,746	14.7%
Average monthly rent less than $500 per unit (equivalent units of 15,134 and 15,596 for 2003 and 2002)	6,636	412	7,048	3.9%	6,807	793	7,600	4.2%

Subtotal conventional real estate contribution to Free Cash Flow (equivalent units of 144,258 and 138,092 for 2003 and 2002)	174,229	5,122	179,351	97.9%	159,888	11,280	171,168	93.8%
Affordable Apartments (equivalent units of 22,538 and 23,041 for 2003 and 2002)	13,857	5,662	19,519	10.7%	13,139	5,362	18,501	10.1%
College housing (equivalent units of 2,403 and 2,489 for 2003 and 2002)	1,827	35	1,862	1.0%	2,192	68	2,260	1.2%
Other real estate	736	1	737	0.4%	841	37	878	0.5%
Minority interest	(17,737)	—	(17,737)	(9.6)%	(21,201)	—	(21,201)	(11.6)%

Total real estate contribution to Free Cash Flow	172,912 (1)	10,820	183,732	100.4%	154,859 (1)	16,747	171,606	94.0%
Investment Management Business
Management contracts (property, risk and asset management)
Controlled properties	690	—	690	0.4%	3,029	—	3,029	1.7%
Third party with terms in excess of one year	466	—	466	0.3%	529	—	529	0.3%
Third party cancelable in 30 days	299	—	299	0.2%	271	—	271	0.1%
Insurance claim losses	(793)	—	(793)	(0.5)%	(1,101)	—	(1,101)	(0.6)%

Investment management business contribution to Free Cash Flow before activity based fees	662	—	662	0.4%	2,728	—	2,728	1.5%
Activity based fees	868	—	868	0.5%	765	—	765	0.4%

Total investment management business contribution to Free Cash Flow	1,530 (2)	—	1,530	0.9%	3,493 (2)	—	3,493	1.9%
Interest and other income
General partner loan interest	3,507	—	3,507	1.9%	7,260	—	7,260	4.0%
Transactional income	46	—	46	0.0%	3,791	—	3,791	2.1%
Money market and interest bearing accounts	1,587	—	1,587	0.9%	2,208	—	2,208	1.2%
Interest from Aimco	161	—	161	0.1%	152	—	152	0.1%

Total interest and other income contribution to Free Cash Flow	5,301	—	5,301	2.9%	13,411	—	13,411	7.3%
General and administrative expenses	(7,638)	—	(7,638)	(4.2)%	(4,360)	—	(4,360)	(2.4)%
Provision for losses on notes receivable	—	—	—	(0.0)%	(1,682)	—	(1,682)	(0.9)%

Free Cash Flow (FCF)(3)	$172,105	$10,820	$182,925	100.0%	$165,721	$16,747	$182,468	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Three Months Ended September 30, 2003 and 2002

(in thousands, except per unit data)

	2003			2002
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF)(3)	$172,105	$10,820	$182,925	$165,721	$16,747	$182,468
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(80,054)	(7,132)	(87,186)	(69,508)	(11,657)	(81,165)
Long-term, floating rate	(8,577)	(73)	(8,650)	(4,866)	(353)	(5,219)
Short-term	(2,845)	(11)	(2,856)	(2,496)	—	(2,496)
Lines of credit and other unsecured debt	(6,168)	—	(6,168)	(4,252)	—	(4,252)
Interest expense on mandatorily redeemable preferred securities	(1,288)	—	(1,288)	—	—	—
Interest expense on mandatorily redeemable convertible preferred securities	(247)	—	(247)	(365)	—	(365)
Interest capitalized	3,940	102	4,042	4,677	515	5,192

Total interest expense before minority interest	(95,239)	(7,114)	(102,353)	(76,810)	(11,495)	(88,305)
Minority interest share of interest expense	8,494	—	8,494	10,932	—	10,932

Total interest expense after minority interest	(86,745)	(7,114)	(93,859)	(65,878)	(11,495)	(77,373)
Distributions on preferred OP Units	(29,032)	—	(29,032)	(24,805)	—	(24,805)
Capital Replacements/Enhancements	20,354	816	21,170	22,377	3,309	25,686
Amortization of intangibles	(1,276)	—	(1,276)	(1,154)	—	(1,154)
Gain (loss) on dispositions of real estate	1,462	—	1,462	(4,307)	—	(4,307)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	(3,564)	—	(3,564)
Income from discontinued operations	27,483	—	27,483	4,336	—	4,336
Real estate depreciation, net of minority interest	(75,294)	(6,289)	(81,583)	(59,519)	(8,815)	(68,334)
Distributions to minority partners in excess of income	(11,861)	—	(11,861)	(4,302)	—	(4,302)

Net income (loss) attributable to common OP Unitholders	17,196	(1,767)	15,429	28,905	(254)	28,651
(Gain) loss on dispositions of real estate	(1,462)	—	(1,462)	4,307	—	4,307
Discontinued operations:
Loss (gain) on dispositions of real estate, net of minority interest	(22,908)	—	(22,908)	129	—	129
Real estate depreciation, net of minority interest	1,208	—	1,208	5,530	—	5,530
Distributions to minority partners in excess of income	(3,613)	—	(3,613)	—	—	—
Income tax arising from disposals	806	—	806	(127)	—	(127)
Real estate depreciation, net of minority interest	75,294	6,289	81,583	59,519	8,815	68,334
Distributions to minority partners in excess of income	11,861	—	11,861	4,302	—	4,302
Amortization of intangibles	1,276	—	1,276	1,154	—	1,154

Funds From Operations (FFO) attributable to common OP Unitholders(3)	79,658	4,522	84,180	103,719	8,561	112,280
Capital Replacements(4)	(20,141)	(816)	(20,957)	(21,204)	(3,274)	(24,478)
Capital Enhancements(4)	(213)	—	(213)	(1,173)	(35)	(1,208)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	3,564	—	3,564
Impairment loss on real estate assets sold or held for sale, net of minority interest	619	—	619	—	—	—
Redemption related preferred unit issuance costs	5,490	—	5,490	—	—	—

Adjusted Funds From Operations (AFFO) attributable to common OP Unitholders(3)	$65,413	$3,706	$69,119	$84,906	$5,252	$90,158

	Earnings	Units	Earnings Per Unit	Earnings	Units	Earnings Per Unit
Net Income
Basic	15,429	104,684	$0.15	28,651	104,589	$0.27
Diluted	15,429	104,894	$0.15	28,651	105,493	$0.27
FFO
Basic	84,180	104,684		112,280	104,589
Diluted	86,524	107,889		119,802	112,613
AFFO
Basic	69,119	104,684		90,158	104,589
Diluted	71,463	107,889		90,809	106,238

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Nine Months Ended September 30, 2003 and 2002

(in thousands, except unit and monthly rents data)

	2003				2002
	Consolidated	Unconsolidated	Total	%	Consolidated	Unconsolidated	Total	%
Real Estate
Conventional Apartments
Average monthly rent greater than $1,200 per unit (equivalent units of 10,169 and 9,229 for 2003 and 2002)	$74,187	$2,738	$76,925	14.0%	$61,444	$2,830	$64,274	11.1%
Average monthly rent $1,000 to $1,200 per unit (equivalent units of 9,421 and 6,644 for 2003 and 2002)	58,093	1,093	59,186	10.8%	34,752	2,372	37,124	6.4%
Average monthly rent $900 to $1,000 per unit (equivalent units of 13,244 and 10,760 for 2003 and 2002)	69,705	1,481	71,186	13.0%	60,625	2,694	63,319	11.0%
Average monthly rent $800 to $900 per unit (equivalent units of 8,767 and 13,517 for 2003 and 2002)	40,454	997	41,451	7.6%	64,585	1,992	66,577	11.5%
Average monthly rent $700 to $800 per unit (equivalent units of 15,123 and 18,229 for 2003 and 2002)	56,062	2,074	58,136	10.6%	69,658	5,681	75,339	13.0%
Average monthly rent $600 to $700 per unit (equivalent units of 32,872 and 32,896 for 2003 and 2002)	101,525	3,190	104,715	19.1%	101,399	10,381	111,780	19.4%
Average monthly rent $500 to $600 per unit (equivalent units of 36,806 and 30,362 for 2003 and 2002)	84,115	3,262	87,377	16.0%	71,428	8,687	80,115	13.9%
Average monthly rent less than $500 per unit (equivalent units of 17,197 and 13,499 for 2003 and 2002)	26,656	1,298	27,954	5.1%	17,760	869	18,629	3.2%

Subtotal conventional real estate contribution to Free Cash Flow (equivalent units of 143,599 and 135,136 for 2003 and 2002)	510,797	16,133	526,930	96.2%	481,651	35,506	517,157	89.5%
Affordable Apartments (equivalent units of 22,491 and 22,511 for 2003 and 2002)	40,503	13,999	54,502	9.9%	32,180	17,448	49,628	8.6%
College housing (equivalent units of 2,455 and 2,510 for 2003 and 2002)	6,312	190	6,502	1.2%	7,527	224	7,751	1.3%
Other real estate	2,303	(1)	2,302	0.4%	3,192	106	3,298	0.6%
Minority interest	(56,967)	—	(56,967)	(10.4)%	(56,695)	—	(56,695)	(9.8)%

Total real estate contribution to Free Cash Flow	502,948 (1)	30,321	533,269	97.3%	467,855 (1)	53,284	521,139	90.2%
Investment Management Business
Management contracts (property, risk and asset management)
Controlled properties	10,518	—	10,518	1.9%	17,862	—	17,862	3.1%
Third party with terms in excess of one year	844	—	844	0.2%	1,636	—	1,636	0.3%
Third party cancelable in 30 days	475	—	475	0.1%	799	—	799	0.1%
Insurance claim losses	(3,074)	—	(3,074)	(0.6)%	(7,021)	—	(7,021)	(1.2)%

Investment management business contribution to Free Cash Flow before activity based fees	8,763	—	8,763	1.6%	13,276	—	13,276	2.3%
Activity based fees	7,181	—	7,181	1.3%	5,270	—	5,270	0.9%

Total investment management business contribution to Free Cash Flow	15,944 (2)	—	15,944	2.9%	18,546 (2)	—	18,546	3.2%
Interest and other income
General partner loan interest	11,033	—	11,033	2.0%	24,164	—	24,164	4.2%
Transactional income	2,585	—	2,585	0.5%	27,071	—	27,071	4.7%
Money market and interest bearing accounts	4,786	—	4,786	0.9%	4,799	—	4,799	0.8%
Interest from Aimco	1,219	—	1,219	0.2%	4,025	—	4,025	0.7%

Total interest and other income contribution to Free Cash Flow	19,623	—	19,623	3.6%	60,059	—	60,059	10.4%
General and administrative expenses	(19,538)	—	(19,538)	(3.6)%	(12,377)	—	(12,377)	(2.1)%
Other expenses	—	—	—	(0.0)%	(5,000)	—	(5,000)	(0.9)%
Provision for losses on notes receivable	(1,488)	—	(1,488)	(0.2)%	(4,838)	—	(4,838)	(0.8)%

Free Cash Flow (FCF)(3)	$517,489	$30,321	$547,810	100.0%	$524,245	$53,284	$577,529	100.0%

FREE CASH FLOW FROM BUSINESS SEGMENTS

For the Nine Months Ended September 30, 2003 and 2002

(in thousands, except per unit data)

	2003			2002
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Free Cash Flow (FCF)(3)	$517,489	$30,321	$547,810	$524,245	$53,284	$577,529
Cost of Senior Capital:
Interest expense:
Secured debt:
Long-term, fixed rate	(241,076)	(22,127)	(263,203)	(205,576)	(33,664)	(239,240)
Long-term, floating rate	(17,896)	(981)	(18,877)	(15,842)	(1,870)	(17,712)
Short-term	(17,456)	(126)	(17,582)	(8,738)	—	(8,738)
Lines of credit and other unsecured debt	(17,433)	—	(17,433)	(16,488)	—	(16,488)
Interest expense on mandatorily redeemable preferred securities	(1,288)	—	(1,288)	—	—	—
Interest expense on mandatorily redeemable convertible preferred securities	(741)	—	(741)	(882)	—	(882)
Interest capitalized	12,403	485	12,888	12,604	1,599	14,203

Total interest expense before minority interest	(283,487)	(22,749)	(306,236)	(234,922)	(33,935)	(268,857)
Minority interest share of interest expense	28,318	—	28,318	28,141	—	28,141

Total interest expense after minority interest	(255,169)	(22,749)	(277,918)	(206,781)	(33,935)	(240,716)
Dividends on preferred securities owned by minority interest	—	—	—	(98)	—	(98)
Distributions on preferred OP Units	(82,108)	—	(82,108)	(82,602)	—	(82,602)

Total distributions on preferred OP Units and securities	(82,108)	—	(82,108)	(82,700)	—	(82,700)
Capital Replacements/Enhancements	65,128	5,178	70,306	58,121	9,030	67,151
Amortization of intangibles	(4,716)	—	(4,716)	(3,194)	—	(3,194)
Gain on dispositions of real estate	2,738	—	2,738	4,467	—	4,467
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	(3,816)	—	(3,816)
Income from discontinued operations	62,674	—	62,674	11,156	—	11,156
Real estate depreciation, net of minority interest	(223,733)	(19,331)	(243,064)	(172,225)	(26,022)	(198,247)
Distributions to minority partners in excess of income	(21,503)	—	(21,503)	(15,274)	—	(15,274)

Net income (loss) attributable to common OP Unitholders	60,800	(6,581)	54,219	113,999	2,357	116,356
Gain on dispositions of real estate	(2,738)	—	(2,738)	(4,467)	—	(4,467)
Discontinued operations:
Loss (gain) on dispositions of real estate, net of minority interest	(66,930)	—	(66,930)	37	—	37
Real estate depreciation, net of minority interest	9,712	—	9,712	18,254	—	18,254
Distributions to minority partners in excess of income	(4,650)	—	(4,650)	1,401	—	1,401
Income tax arising from disposals	5,112	—	5,112	552	—	552
Real estate depreciation, net of minority interest	223,733	19,331	243,064	172,225	26,022	198,247
Distributions to minority partners in excess of income	21,503	—	21,503	15,274	—	15,274
Amortization of intangibles	4,716	—	4,716	3,194	—	3,194

Funds From Operations (FFO) attributable to common OP Unitholders(3)	251,258	12,750	264,008	320,469	28,379	348,848
Capital Replacements(4)	(62,788)	(5,141)	(67,929)	(52,684)	(8,317)	(61,001)
Capital Enhancements(4)	(2,340)	(37)	(2,377)	(5,437)	(713)	(6,150)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	3,816	—	3,816
Impairment loss on real estate assets sold or held for sale, net of minority interest	8,560	—	8,560	210	—	210
Redemption related preferred unit issuance costs	7,645	—	7,645	—	—	—

Adjusted Funds From Operations (AFFO) attributable to common OP Unitholders(3)	$202,335	$7,572	$209,907	$266,374	$19,349	$285,723

	Earnings	Units	Earnings Per Unit	Earnings	Units	Earnings Per Unit
Net Income
Basic	54,219	104,714	$0.52	116,356	95,906	$1.21
Diluted	54,219	104,844	$0.52	116,356	97,305	$1.20
FFO
Basic	264,008	104,714		348,848	95,906
Diluted	273,501	108,941		386,706	109,221
AFFO
Basic	209,907	104,714		285,723	95,906
Diluted	216,838	107,723		309,975	105,248

(1)
Reconciliation of total consolidated real estate contribution to Free Cash Flow to consolidated rental and other property revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consolidated real estate contribution to Free Cash Flow	$172,912	$154,859	$502,948	$467,855
Plus: Minority Interest	17,737	21,201	56,967	56,695
Plus: Capital Replacements	20,141	21,204	62,788	52,684
Plus: Capital Enhancements	213	1,173	2,340	5,437
Plus: Property operating expenses	166,400	137,292	485,993	378,327

Rental and other property revenues	$377,403	$335,729	$1,111,036	$960,998

(2)
Reconciliation of total investment management business contribution to Free Cash Flow to consolidated management fees and other income primarily from affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consolidated investment management business contribution to Free Cash Flow	$1,530	$3,493	$15,944	$18,546
Plus: Management and other expenses	13,400	18,642	31,633	48,304

Management fees and other income primarily from affiliates	$14,930	$22,135	$47,577	$66,850

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

•
"Free Cash Flow" or "FCF" is defined by the Company as net operating income less the Capital Replacement spending required to maintain, and the Capital Enhancement spending made to improve, the related assets. It also includes cash flows generated from the Investment Management Business, interest and other income, general and administrative expenses, provision for losses on notes receivable and other expenses incurred by the Company. FCF measures profitability prior to the cost of capital. Because the Company has substantial unconsolidated real estate interests, FCF is useful for management and investors to understand, in addition to consolidated cash flows, cash flows from the Company's unconsolidated real estate holdings.

•
"Funds From Operations" or "FFO" is a commonly used measure of REIT performance and is defined by the Board of Governors of NAREIT as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, dispositions of depreciable real estate property, dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations.

    The Company calculates FFO based on the NAREIT definition, as further adjusted for amortization of intangibles and distributions to minority partners in excess of income. The Company calculates FFO (diluted) by subtracting redemption related preferred unit issuance costs and distributions on preferred OP Units (net of preferred distributions relating to convertible securities the conversion of which is dilutive to FFO) and adding back the interest expense on mandatorily redeemable convertible preferred securities, the conversion of which is dilutive to FFO. FFO captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property. The Company's basis for computing FFO may not be comparable with that of other real estate investment trusts.

  •
  "Adjusted Funds From Operations" or "AFFO" is defined by the Company as FFO less Capital Replacement spending and, for second quarter 2002 and subsequent periods, Capital Enhancement spending, plus non-cash charges for redemption related preferred unit issuance costs and impairment losses. Similar to FFO, AFFO captures real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property, and AFFO also reflects that Capital Replacements are necessary to maintain, and Capital Enhancements are made to improve, the associated real estate assets. Capital Replacement spending was equal to $135 and $434 per unit for the three and nine months ended September 30, 2003, respectively, and $150 and $364 per unit for the three and nine months ended September 30, 2002, respectively. Capital Enhancement spending was equal to $1 and $15 per unit for the three and nine months ended September 30, 2003, respectively, and $9 and $37 per unit for the three and nine months ended September 30, 2002, respectively. In second quarter 2003, the Company began to account for a category of capital expenditures known as Disposition Capital Expenditures, which reports those capital expenditures made on properties sold, held for sale or identified as to be sold within one year. In third quarter 2003, the Company began to include in Disposition Capital Expenditures capital expenditures on certain of the Company's affordable properties that are expected to be sold upon completion of regulatory requirements. The Company believes that capital expenditures on such properties are appropriately included in Disposition Capital Expenditures because of the regulatory framework under which these properties are financed or operated. Specifically, the Company is limited in the amount of proceeds that the Company is permitted to receive in distribution from the properties' operations. Amounts in excess of that limitation must be reinvested in the property or forfeited to the applicable government agency. The Company typically elects to spend amounts in excess of the distribution limit on property improvements, and the Company expects that upon a sale of the property that the expenditures will be recovered. Prior to these changes, these expenditures were accounted for as Capital Replacements and deducted in calculating AFFO.

(4)
Beginning in second quarter 2002, the Company began deducting Capital Enhancement spending in determining AFFO. Beginning in second quarter 2003, the Company began excluding Disposition Capital Expenditures (see (3) above for further information) from Capital Replacements. The deduction of Capital Enhancements and the exclusion of Disposition Capital Expenditures are reflected on a prospective basis.

Reconciliation of FCF, FFO and AFFO to Net Income (in thousands):

	For the Three Months Ended September 30, 2003			For the Three Months Ended September 30, 2002
	FCF	FFO	AFFO	FCF	FFO	AFFO
Amount per Free Cash Flow schedule	$182,925	$84,180	$69,119	$182,468	$112,280	$90,158
Total interest expense after minority interest	(93,859)	—	—	(77,373)	—	—
Distributions on preferred OP Units	—	29,032	29,032	—	24,805	24,805
Redemption related preferred unit issuance costs	—	—	(5,490)	—	—	—
Real estate depreciation, net of minority interest	(81,583)	(81,583)	(81,583)	(68,334)	(68,334)	(68,334)
Distributions to minority partners in excess of income	(11,861)	(11,861)	(11,861)	(4,302)	(4,302)	(4,302)
Discontinued operations:
Income from operations	27,483	—	—	4,336	—	—
Gain (loss) on dispositions of real estate, net of minority interest	—	22,908	22,908	—	(129)	(129)
Impairment loss on real estate assets sold or held for sale, net of minority interest	—	—	(619)	—	—	—
Real estate depreciation, net of minority interest	—	(1,208)	(1,208)	—	(5,530)	(5,530)
Distributions to minority partners in excess of income	—	3,613	3,613	—	—	—
Income tax arising from disposals	—	(806)	(806)	—	127	127
Capital Replacements	20,957	—	20,957	24,478	—	24,478
Capital Enhancements	213	—	213	1,208	—	1,208
Amortization of intangibles	(1,276)	(1,276)	(1,276)	(1,154)	(1,154)	(1,154)
Gain (loss) on dispositions of real estate	1,462	1,462	1,462	(4,307)	(4,307)	(4,307)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	(3,564)	—	(3,564)

Net income	$44,461	$44,461	$44,461	$53,456	$53,456	$53,456

	For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002
	FCF	FFO	AFFO	FCF	FFO	AFFO
Amount per Free Cash Flow schedule	$547,810	$264,008	$209,907	$577,529	$348,848	$285,723
Total interest expense after minority interest	(277,918)	—	—	(240,716)	—	—
Distributions on preferred securities owned by minority interest	—	—	—	(98)	—	—
Distributions on preferred OP Units	—	82,108	82,108	—	82,602	82,602
Redemption related preferred unit issuance costs	—	—	(7,645)	—	—	—
Real estate depreciation, net of minority interest	(243,064)	(243,064)	(243,064)	(198,247)	(198,247)	(198,247)
Distributions to minority partners in excess of income	(21,503)	(21,503)	(21,503)	(15,274)	(15,274)	(15,274)
Discontinued operations:
Income from operations	62,674	—	—	11,156	—	—
Gain (loss) on dispositions of real estate, net of minority interest	—	66,930	66,930	—	(37)	(37)
Impairment loss on real estate assets sold or held for sale, net of minority interest	—	—	(8,560)	—	—	(210)
Real estate depreciation, net of minority interest	—	(9,712)	(9,712)	—	(18,254)	(18,254)
Distributions to minority partners in excess of income	—	4,650	4,650	—	(1,401)	(1,401)
Income tax arising from disposals	—	(5,112)	(5,112)	—	(552)	(552)
Capital Replacements	67,929	—	67,929	61,001	—	61,001
Capital Enhancements	2,377	—	2,377	6,150	—	6,150
Amortization of intangibles	(4,716)	(4,716)	(4,716)	(3,194)	(3,194)	(3,194)
Impairment loss on investment in unconsolidated real estate partnerships	—	—	—	(3,816)	—	(3,816)
Gain on dispositions of real estate	2,738	2,738	2,738	4,467	4,467	4,467

Net income	$136,327	$136,327	$136,327	$198,958	$198,958	$198,958

Assets (in thousands):	September 30, 2003	December 31, 2002
Total assets for reportable segments(1)	$9,819,520	$10,019,851
Corporate and other assets	374,506	335,478

Total consolidated assets	$10,194,026	$10,355,329

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

        At September 30, 2003, Aimco did not meet the required measurement benchmarks for the Class IV Units, Class V Units or Class VI Units. Therefore, the Partnership has not recorded any value to the Class IV Units, Class V Units or Class VI Units in the consolidated financial statements as of September 30, 2003, and such High Performance Units have had no dilutive effect.

        The Partnership has additional dilutive securities, which include options, warrants, convertible preferred securities and convertible debt securities. The following table represents the total number of common OP Units that would be outstanding if all dilutive securities were converted or exercised (not all of which are included in the fully diluted unit count) as of September 30, 2003:

Type of Security	As of September 30, 2003
Common OP Units	103,509,952
High Performance Units	2,379,084
Vested options and warrants	5,893,088
Convertible preferred OP Units	8,053,000
Convertible debt securities (TOPRS)	305,782

Total	120,140,906

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

        At September 30, 2003, the Company had nine properties with an aggregate of 1,974 units classified as held for sale. The results of operations of these properties were included within discontinued operations for the three and nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, the Company sold 51 properties with an aggregate of 12,929 units. The results of operations of these 51 properties before the sale and the related gain/loss on sale were also included in discontinued operations for the three and nine months ended September 30, 2003 and 2002. During 2002, the Company sold 37 properties with an aggregate of 7,432 units. The results of operations of these 37 properties before the sale and the related gain/loss on sale were included in discontinued operations for the three and nine months ended September 30, 2002.

        The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
RENTAL PROPERTY OPERATIONS:
Rental and other property revenues	$10,421	$33,242	$51,167	$102,941
Property operating expense	(5,848)	(15,234)	(25,210)	(45,203)

Income from property operations	4,573	18,008	25,957	57,738

Depreciation of rental property	(1,309)	(6,227)	(10,606)	(20,320)
Interest expense	(628)	(7,767)	(10,696)	(24,257)
Interest and other income	—	135	—	506
Minority interest in consolidated real estate partnerships	(249)	189	111	(311)

Income from operations	2,387	4,338	4,766	13,356
Gain (loss) on dispositions of real estate, net of minority interest	22,908	(129)	66,930	(37)
Impairment losses on real estate assets sold or held for sale	(619)	—	(8,560)	(210)
Distributions to minority partners in excess of income	3,613	—	4,650	(1,401)
Income tax arising from disposals	(806)	127	(5,112)	(552)

Income from discontinued operations	$27,483	$4,336	$62,674	$11,156

        The Company is currently marketing for sale certain real estate properties that are inconsistent with its long-term investment strategies (as determined by management from time to time). The Company expects that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale of $70.6 million at September 30, 2003 include real estate net book value of $61.1 million, cash and cash equivalents of $3.4 million and restricted cash of $2.9 million. The estimated proceeds, less anticipated costs to sell some of these assets, were less than the net book value, and therefore impairments of $0.6 million and $8.6 million were recorded for the three and nine months ended September 30, 2003, respectively. Liabilities related to assets classified as held for sale of $53.9 million at September 30, 2003 include mortgage debt of $49.6 million. The $220.1 million of assets held for sale at December 31, 2002, represented 31 properties with 7,312 units that were classified as assets held for sale during 2002 and 2003. Properties other than the above, both consolidated and unconsolidated, are being marketed for sale but are not accounted for as assets held for sale as they do not meet the criteria under SFAS 144.

NOTE 12—Acquisitions and Mergers

        During 2001, the Company acquired an approximate 50% interest in the partnership that owns Lincoln Place, a 795-unit apartment community in Venice, California. This acquisition was funded through the payment of cash and the issuance of Class Nine Preferred Units. In July 2003, the Company acquired the remaining 50% interest in Lincoln Place for a purchase price of approximately $63 million in cash and assumed non-recourse mortgage debt. In connection with this transaction, the Company repurchased for approximately $33 million all 1,077,485 outstanding Class Nine Preferred Units that were issued in connection with the 2001 purchase and approximately 147,000 common OP Units that had been issued upon conversion of Class Nine Preferred Units issued in the 2001 purchase.

        On August 25, 2003, the Company completed the acquisition of a certain New York City area property (the "New York Property Acquisition"). In this property acquisition, the Company acquired a property with five contiguous conventional mid-rise apartment buildings located in mid-Manhattan. These buildings include 58 residential units and 12 commercial spaces. The total cost of the acquisition included a purchase price of $37.6 million for the property and $0.5 million in transaction costs. The acquisition was funded through a combination of non-recourse property debt of $20 million of a long-term, fixed rate, non-fully amortizing note bearing interest at a rate of 5.25% per annum; and proceeds from property sales. The Company accounted for this transaction as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition.

        On March 11, 2002, Aimco completed the Casden Merger and accounted for this transaction as a purchase, and as a result, the results of operations were included in the consolidated statements of income from the date of acquisition. Aimco contributed substantially all of the assets and liabilities acquired in the Casden Merger to the Partnership. The allocation of the aggregate $1.1 billion purchase price of Casden was finalized in first quarter 2003 (including the Aimco's transaction costs of $15.0 million) and was recorded as follows (in thousands):

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

        On August 29, 2002, the Company completed the acquisition of certain New England area properties (the "New England Properties Acquisition"). The allocation of the aggregate $539.4 million purchase price of the New England Acquisition was finalized in third quarter 2003 (including the Company's transaction costs of $2.5 million and $34.2 million of initial capital expenditures). Adjustments were made to the preliminary allocation of the purchase price related to certain contingent liabilities and final evaluations of fair value.

NOTE 13—Income Taxes

        In an effort to streamline business processes and operational efficiencies of its property management and services businesses, the Company contributed all of the capital stock of NHP Management Company to AIMCO/Bethesda Holdings, Inc. (both of which are wholly-owned taxable REIT subsidiaries of the Partnership). In connection with this transaction, the Partnership reversed a valuation reserve related to future deductions and tax loss carryforwards of NHP Management Company and thereby recognized approximately $8.0 million of deferred tax benefits in first quarter 2003, reducing management and other expenses. This deferred tax benefit increased net income by approximately $8.0 million for the nine months ended September 30, 2003 and resulted in an increase in basic and diluted earnings per unit of $0.08 for the nine months ended September 30, 2003.

NOTE 14—Revolving Secured Notes Payable

        The Company has a revolving credit facility (the "Secured Facility") of up to $250 million primarily to be used for financing properties that the Company intends to sell, as well as properties that are under redevelopment. At September 30, 2003, the total amount of secured notes payable of $4,506 million included approximately $241 million of notes that are provided through the Secured Facility. The interest rate on the notes under the Secured Facility is the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85%, which interest rate resets monthly. At September 30, 2003, the weighted average interest rate was 1.94%. Principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is on the Secured Facility. The Company selects properties to be financed pursuant to the Secured Facility, typically where such properties secure debt that has an upcoming maturity or is prepayable at par. Each such loan under the Secured Facility is treated as a separate borrowing and is collateralized by a specific property, and none of the loans is cross-collateralized or cross-defaulted. The Secured Facility matures in September 2007, but can be terminated and completely repaid without penalty after September 2005.

NOTE 15—Term Loans and Revolving Credit Facility Modification

        The Company has an outstanding revolving credit facility (the "Revolver") with a syndicate of financial institutions having aggregate lending commitments of $500 million (however, the commitments in excess of $445 million are not available until syndicated). At September 30, 2003, the Revolver had a weighted average interest rate of 3.77% and an outstanding principal balance of $160.0 million.

        In addition to the Revolver, the Company has two syndicated term loans. The Company entered into a term loan with a syndicate of financial institutions in connection with the Casden Merger in March 2002 (the "Casden Loan"). At September 30, 2003, the Casden Loan had a weighted average interest rate of 3.77% and an outstanding principal balance of $104.4 million. The Company entered into another term loan on May 30, 2003 whereby the Company borrowed $250 million from a syndicate of financial institutions (the "Term Loan"). Proceeds from the Term Loan were applied to reduce the outstanding amount of the Revolver. The Term Loan matures in five years and is repayable at the option of the Company at any time without penalty. At September 30, 2003, the Term Loan had a weighted average interest rate of 3.89% and an outstanding principal balance of $250 million.

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

        As of May 9, 2003, the Revolver and the Casden Loan were amended to permit Aimco to redeem outstanding preferred securities with new issuances of common or preferred equity or up to 75% of proceeds from property sales.

        On October 30, 2003, the Company further modified the Revolver, the Casden Loan and the Term Loan. Modified terms are effective as of September 30, 2003. The modification included an increase in the percentage of Funds From Operations (as adjusted for (i) the add back of redemption related preferred unit issuance costs under Topic D-42 (see Note 16), (ii) interest expense charges (or benefits) for minority interest marked-to-market adjustments if required under GAAP and (iii) non-cash loan amortization costs) permitted to be distributed from 88% to 90% for all quarters until the maturity of the loan agreement. This quarterly covenant is calculated based on trailing four quarters consistent with all other covenant calculations. Upon the effective date of the amendment, the margin on the Revolver LIBOR-based loans was amended to a range between 2.15% to 2.85%, the margin on the Casden Loan LIBOR-based loans was amended to 2.85% and the margin on the Term Loan LIBOR-based loans was amended to 2.85%. Also, the Revolver base rate loans were amended to a range between 0.65% to 1.35% based on the fixed charge coverage ratio, and the margin on the Casden Loan base rate loan was amended to 1.85% and the margin on the Term Loan base rate loan was amended to 1.15%. The amended financial covenants contained in the Revolver, the Casden Loan, and the Term Loan require the Company to maintain a ratio of debt to gross asset value of no more than 0.575:1.0 (which was increased from 0.55:1.0), a minimum interest coverage ratio of 2.0:1.0 (which was reduced from 2.25:1.0), a maximum total obligations to gross asset value ratio of 0.675:1.0 (which was increased from 0.65:1.0) and a minimum fixed charge coverage ratio of 1.40:1 (which was reduced from 1.50:1). With regard to these amended financial covenants, if the ratio of debt to gross asset value exceeds 0.55:1.0 for more than two consecutive fiscal quarters or if the ratio of total obligations to gross asset value exceeds 0.65:1.0 for more than two consecutive fiscal quarters, the applicable margin shall increase by 0.25%. Additionally, the modification allows (i) the add back of redemption related preferred unit issuance costs under Topic D-42 and (ii) interest expense charges (or benefits) from minority interest marked-to-market adjustments if required under GAAP to be excluded from interest expense and distributions when calculating coverage ratios. As of September 30, 2003, the Company was in compliance with all financial covenant requirements.

        The affirmative and negative covenants, including financial covenants, contained in the Revolver, the Casden Loan and the Term Loan are substantially identical.

NOTE 16—Recent Accounting Developments

        In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included an entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes the previous consolidation standards by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, entitled to receive a majority of the entity's residual returns, or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The Company elected to defer implementation of FIN 46 until fourth quarter 2003 for entities in existence on January 31, 2003. The Company adopted FIN 46 for entities created or acquired after January 31, 2003. On October 8, 2003, the FASB granted a deferral of FIN 46 until the end of the period ending after December 15, 2003 (for the Company December 31, 2003) for any entities in existence at January 31, 2003. The FASB has issued a number of FASB Staff Positions ("FSP") that address certain implementation issues that have arisen since the FASB issued FIN 46. Based on its understanding of FIN 46 and the related FSP issued as of September 30, 2003, the

Company currently believes that it will consolidate approximately 400 additional real estate partnerships that are currently unconsolidated. The Company does not anticipate that FIN 46 will result in de-consolidation of any partnerships that are currently consolidated. The Company believes that implementation of FIN 46 will result in consolidation of approximately $2.7 billion in real estate and other assets and $2.1 billion in liabilities. The Company will consolidate entities in which the Company owns as little as 0.1% because the Company receives a majority of "expected residual returns," as defined in FIN 46. In addition to real estate partnerships that the Company will consolidate as a result of FIN 46, the Company currently consolidates a number of variable interest entities. The Company's investment in, and advances to (in the form of notes receivable), real estate partnerships that are considered variable interest entities that are to be consolidated is approximately $165 million and currently consolidated is approximately $98 million, which amounts together approximate the Company's maximum exposure to loss associated with these entities. On October 31, 2003, the FASB issued an Exposure Draft proposing modifications to FIN 46 related to certain implementation issues. The Company is in the process of quantifying the full impact of FIN 46 on its financial statements, however, the Company does not believe that the adoption of FIN 46 will have a material impact on the consolidated financial condition or results of operations taken as a whole.

        In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 clarifies the definition of a derivative and when special reporting is warranted, in addition to amending certain other existing pronouncements. SFAS 149 will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS 133 Implementation Issues, which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

        In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 requires that certain financial instruments, such as mandatorily redeemable securities, put options, forward purchase contracts, and obligations that can be settled with units, be classified as liabilities, where in some cases these have previously been classified as partners' capital or between the liabilities and partners' capital section of the consolidated balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003 (see Note 5). In September 2003, financial statement issuers first became aware that the FASB intended for SFAS 150 to also apply to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 that were intended to apply to non-controlling interests in consolidated finite life partnerships. Because during the deferral period the FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for non-controlling interests in consolidated finite life partnerships, the Company is not able to quantify the full impact to its financial statements of consolidating non-controlling interests in finite life partnerships. The adoption of SFAS 150 for portions that have not been deferred did not have a material impact on the Company's consolidated financial position or results of operations taken as a whole.

        On July 31, 2003, the SEC clarified Topic D-42, which provides that any excess of (1) the fair value of the consideration transferred to the holders of preferred securities redeemed over (2) the carrying amount of the preferred securities should be subtracted from net earnings to determine net earnings available to common unitholders in the calculation of earnings per unit. The SEC interpreted Topic D-42 to require that the issuance costs of the preferred securities reduce the carrying amount of the preferred securities, regardless of where in the partners' capital those costs were initially classified on issuance. The Company recorded issuance costs as a reduction to partners' capital on the Consolidated Balance Sheet at the time the related securities were issued and did not consider them as a reduction to the carrying value of the preferred units at the time of redemption. Under the clarification, these issuance costs must be treated like a preferred distribution and deducted from net income to arrive at net income attributable to common unitholders. The July 2003 clarification of Topic D-42 is effective for the Company for the quarter ending September 30, 2003 and prior periods are required to be restated as they are presented in future filings. In the second and third quarters of 2003, the Company redeemed various classes of preferred units, which redemption related preferred unit issuance costs were deducted in accordance with Topic D-42 (see Note 6 for impact on earnings per basic and diluted common unit).

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

NOTE 18—Subsequent Events

Distribution Declared

        On November 6, 2003, the General Partner declared a quarterly distribution of $0.60 per unit for payment on November 28, 2003 to unitholders of record on November 20, 2003. The General Partner reduced the quarterly distribution from $0.82 to $0.60 per unit to align the amount with the Company's current level of profitability.

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

        We are the operating partnership of Aimco, which is a real estate investment trust with headquarters in Denver, Colorado and 19 regional operating centers around the United States, holding a geographically diversified portfolio of apartment properties. Our properties are located in 47 states, the District of Columbia and Puerto Rico.

        As of September 30, 2003, we:

  •
  owned a controlling equity interest in 178,913 units in 697 properties (which we refer to as "consolidated");

  •
  owned a non-controlling equity interest in 67,157 units in 467 properties (which we refer to as "unconsolidated"), of which 58,634 units were also managed by us; and

  •
  provided services or managed, for third party owners, 51,847 units in 520 properties, primarily pursuant to long term agreements (including 40,126 units in 418 properties that are asset managed only, and not property managed).

        In the nine months ended September 30, 2003, we:

  •
  issued $100 million of newly created variable rate Class S Partnership Preferred Units, or the Class S Preferred Units, and issued $150 million of newly created 8.00% Class T Partnership Preferred Units;

  •
  redeemed $60 million of outstanding 9.00% Class C Partnership Preferred Units, $37.5 million of outstanding 8.75% Class D Partnership Preferred Units, $50 million of outstanding 9.50% Class H Partnership Preferred Units, $62.5 million of outstanding 10.00% Class L Partnership Preferred Units, and $30 million of outstanding 9.25% Class M Partnership Preferred Units;

  •
  completed the acquisition of Lincoln Place for approximately $63 million;

  •
  completed the acquisition of a certain New York City area property, or the New York Property Acquisition for approximately $37.6 million;

  •
  purchased $10.5 million of partnership interests;

  •
  sold 55 conventional properties and one land parcel for gross proceeds of $567.2 million that, after repayment of existing debt and payment of transaction costs totaling $343.1 million, resulted in net proceeds of $224.1 million, of which our share was $201.9 million;

  •
  sold 19 affordable properties for gross proceeds of $71.5 million that, after repayment of existing debt and payment of transaction costs totaling $54.7 million, resulted in net proceeds of $16.8 million, of which our share was $13.6 million; and

  •
  closed 72 mortgage loans, generating gross proceeds of $460.0 million that, after repayment of existing debt and payment of transaction costs totaling $316.1 million, resulted in $143.9 million of net proceeds, of which our share was $115.1 million.

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

Allowance for Losses on Notes Receivable

        Management estimates the collectibility of notes receivable, by assessing the likelihood of ultimate realization of these receivables, including the current credit-worthiness of each borrower. Allowances are based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for losses on notes receivable is established through a provision for loss based on management's evaluation of the risk inherent in the notes receivable portfolio, the composition of the portfolio, specific impaired notes receivable and current economic conditions. Such evaluation, which includes a review of notes receivable on which full collectibility may not be reasonably assured, considers among other matters, full realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for losses on notes receivable. During the three and nine months ended September 30, 2003, we identified and recorded no losses and $1.5 million in losses on notes receivable, respectively, and during the three and nine months ended September 30, 2002, we identified and recorded $1.7 million and $4.8 million in losses on notes receivable, respectively. We will continue to monitor and assess these notes and changes in required reserves may occur in the future due to changes in the market environment.

Capitalized Costs

        We capitalize direct and indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, initial capital expenditures, disposition capital expenditures, Capital Enhancement and Capital Replacement activities. Indirect costs that do not relate to the above activities, including general and administrative expenses, are charged to expense as incurred. The amounts capitalized depend on the volume, timing and costs of such activities. As a result, changes in volume, timing and costs of such activities may have a significant effect on our financial results if the costs being capitalized are not proportionately increased or reduced, as the case may be. Based on the level of capital spending during the nine months ended September 30, 2003, if capital activities had decreased during the period by 10%, we could have had additional operating expenses of between $1.6 million and $4.8 million. Additionally, if capital activities had increased during the period by 10%, we could have had lower operating expenses of between $1.6 million and $4.8 million. See further discussion under the heading "Capital Expenditures."

Results of Operations

  Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

Net Income

        We recognized net income of $44.5 million and net income attributable to common unitholders of $15.4 million for the three months ended September 30, 2003, compared with net income of $53.5 million and net income attributable to common unitholders of $28.7 million for the three months ended September 30, 2002. The following paragraphs discuss our results of operations in detail.

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

          Acquisition properties—consist of all consolidated properties owned less than one year as of the beginning of the most recent quarter. For purposes of this discussion, acquisition properties are principally comprised of those properties acquired in the August 2002 acquisition of certain New England area properties, or (the New England Properties Acquisition) and the August 2003 New York Property Acquisition.

          Newly consolidated properties—consist of all properties consolidated for less than one year as of the beginning of the most recent quarter. We consolidate real estate partnerships once we have a controlling interest. For purposes of this discussion, newly consolidated properties include nine properties that were first consolidated in third quarter 2003, seven properties that were first consolidated in first quarter 2003 and 56 properties that were first consolidated in fourth quarter 2002.

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

          Partnership expenses—consist of expenses incurred at the partnership level either directly or indirectly (such as partnership audit and tax expenses).

          Property management expenses—consist of off-site expenses associated with the self-management of consolidated properties.

        Consolidated rental and other property revenues from our consolidated properties totaled $377.4 million for the three months ended September 30, 2003, compared with $335.7 million for the three months ended September 30, 2002, an increase of $41.7 million, or 12.4%. The following table shows the components of consolidated rental and other property revenues for the three months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$286.4	$291.2	$(4.8)
Acquisition properties	16.7	4.9	11.8
Newly consolidated properties	30.5	—	30.5
Affordable properties	27.3	27.9	(0.6)
Redevelopment properties	11.7	8.1	3.6
Other properties	4.8	3.6	1.2

Total	$377.4	$335.7	$41.7

        As illustrated in the above table, the increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $30.5 million of the increase related to operations of newly consolidated properties;

  •
  $11.8 million of the increase related to operations of acquisition properties; and

  •
  $4.8 million of an offsetting decrease related to a 1.7% decrease in consolidated same store revenues. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities, contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $166.4 million for the three months ended September 30, 2003, compared with $137.3 million for the three months ended September 30, 2002, an increase of $29.1 million or 21.2%. The following table shows the components of consolidated property operating expenses for the three months ended September 30, 2003 and 2002 (in millions):

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$119.3	$110.0	$9.3
Acquisition properties	5.2	1.5	3.7
Newly consolidated properties	14.3	—	14.3
Affordable properties	13.6	12.1	1.5
Redevelopment properties	5.7	3.8	1.9
Other properties	3.4	2.5	0.9
Partnership expenses	0.8	3.2	(2.4)
Property management expenses	4.1	4.2	(0.1)

Total	$166.4	$137.3	$29.1

        As seen from the above table, the increase in consolidated property operating expenses was principally a result of the following:

  •
  $14.3 million of the increase related to operations of newly consolidated properties;

  •
  $9.3 million of the increase related to a 8.5% increase in consolidated same store operating expense. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results"; and

  •
  $3.7 million of the increase related to operations of acquisition properties.

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships of which we are the general partner, was $0.3 million for the three months ended September 30, 2003, compared to $2.3 million for the three months ended September 30, 2002, a decrease of $2.0 million or 87.0%. This decrease in income from the consolidated investment management business was principally a result of the following:

  •
  $3.7 million of the decrease related to insurance, of which $0.3 million was due to a reduction in claim losses in the property hazard program, offset by $4.0 million of an increase in general liability and worker's compensation premium expenses;

  •
  $2.8 million of the decrease related to an increase in the number of consolidated real estate partnerships, which required additional elimination of fee income and the associated property operating expense;

  •
  $3.1 million of an offsetting increase related to a surplus in health insurance program incurred but not reported claims liability charge as a result of an analysis of year-to-date claim activity; and

  •
  $0.9 million of an offsetting increase related to an income tax benefit resulting from losses recorded at our taxable REIT subsidiaries.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses of $7.6 million for the three months ended September 30, 2003 increased $3.2 million, or 72.7%, compared to the $4.4 million of such expenses for the three months ended September 30, 2002. This increase was principally a result of the following:

  •
  $1.7 million of the increase related to increased professional fees for compliance with increasing and changing government and accounting requirements; and

  •
  $1.4 million of the increase primarily related to increased employee compensation and benefits.

Consolidated Provision for Losses on Notes Receivable

        Consolidated provision for losses on notes receivable was $1.7 million for the three months ended September 30, 2002 compared to no such losses for the three months ended September 30, 2003, a decrease of $1.7 million, or 100%. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis.

Consolidated Depreciation of Rental Property

  •
  Consolidated depreciation of rental property increased $15.2 million, or 22.5%, to $82.8 million for the three months ended September 30, 2003, compared to $67.6 million for the three months ended September 30, 2002. This increase was principally a result of the following:

  •
  $8.0 million of the increase related to depreciation of the newly consolidated properties;

  •
  $4.7 million of the increase related to depreciation of the acquisition properties; and

  •
  $1.7 million of the increase related to depreciable additions to same store properties.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $95.2 million for the three months ended September 30, 2003, compared with $76.8 million for the three months ended September 30, 2002, an increase of $18.4 million, or 24.0%. The increase was principally a result of the following:

  •
  $8.6 million of the increase related to interest on the debt of the newly consolidated properties;

  •
  $4.7 million of the increase related to the interest on additional property debt incurred in connection with the acquisition properties;

  •
  $2.5 million of the increase related to third quarter 2003 interest expense on the term loan entered into on May 30, 2003 whereby we borrowed $250 million from a syndicate of financial institutions (see Note 15 in the consolidated financial statements for additional information on this term loan);

  •
  $1.4 million of the increase related to a refund of swap interest received in third quarter 2002 in connection with the sale of certain senior living facilities in second quarter 2002, which did not recur in 2003; and

  •
  $1.3 million of the increase related to the quarterly distribution payment on the Class S Preferred Units issued on April 30, 2003, which is required to be classified as interest expense in accordance with Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150. In addition, changes in the redemption value between reporting dates are required to be recorded as interest expense. In third quarter 2003, $0.25 million of interest expense was recorded for the change in the redemption value of the Class S Preferred Units.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $8.1 million, or 60.4%, to $5.3 million for the three months ended September 30, 2003, compared with $13.4 million for the three months ended September 30, 2002. This decrease was principally a result of the following:

  •
  $3.8 million of the decrease related to a reduction in accretion income from $3.8 million for the three months ended September 30, 2002 to $0.05 million for the three months ended September 30, 2003, due to fewer completed transactions resulting in accretion in 2003 compared to 2002; and

  •
  $3.8 million of the decrease related to lower interest from general partner notes receivable, resulting from the consolidation of partnerships and therefore the elimination of interest income, as well as the collection of outstanding notes receivable.

Equity in Losses of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $1.8 million for the three months ended September 30, 2003, compared to $0.3 million for the three months ended September 30, 2002, an increase of $1.5 million. This increase in loss was principally the result of decreased earnings driven by lower property operating results than in the prior year, as well as the result of the purchase of equity interests in unconsolidated real estate partnerships owning better performing properties that resulted in these properties becoming consolidated and contributing to consolidated rental property revenues and expenses.

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $1.7 million for the three months ended September 30, 2003, compared to $2.1 million for the three months ended September 30, 2002, a decrease of $0.4 million. This decrease was principally a result of decreased earnings driven by lower property operating results than in the prior year, thereby reducing the minority interest allocation, as well as a $1.2 million decrease related to minority partners' operating losses that we recognized (see Note 2 in the consolidated financial statements for further discussion).

Gain (loss) on Dispositions of Real Estate

        Gain on dispositions of real estate, primarily related to unconsolidated real estate partnerships, totaled $1.5 million for the three months ended September 30, 2003, compared to a loss of $4.3 million for the three months ended September 30, 2002, an increase of $5.8 million. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The sales in both periods are of properties that we consider to be inconsistent with our long-term investment strategy.

Impairment Loss on Investment in Unconsolidated Real Estate Partnerships

        Impairment loss on investment in unconsolidated real estate partnerships totaled $3.6 million for the three months ended September 30, 2002, compared to no such losses for the three months ended September 30, 2003, a decrease of $3.6 million. Impairment losses on properties held for sale or sold are determined on a property by property basis and are not comparable year over year due to individual property differences.

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income was $11.9 million for the three months ended September 30, 2003, compared to $4.3 million for the three months ended September 30, 2002, an increase of $7.6 million. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, GAAP requires us, as the majority partner, to record a charge equal to the minority partners' excess of distribution over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. This increase was principally a result of a higher level of distributions being made by the consolidated real estate partnerships as a result of increased refinancing activity, as well as the timing of operating distributions.

Discontinued Operations

        Income from discontinued operations was $27.5 million for the three months ended September 30, 2003, compared to $4.3 million for the three months ended September 30, 2002, a change of $23.2 million. The change in discontinued operations was primarily related to a net gain on disposals of $22.9 million for the three months ended September 30, 2003 compared to a net loss on disposals of $0.1 million for the three months ended September 30, 2002, a change of $23.0 million. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The properties sold, as well as the properties classified as held for sale, were considered by us to be inconsistent with our long-term investment strategy. See Note 11 in the consolidated financial statements for more details on discontinued operations.

  Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

Net Income

        We recognized net income of $136.3 million and net income attributable to common unitholders of $54.2 million for the nine months ended September 30, 2003, compared with net income of $199.0 million and net income attributable to common unitholders of $116.4 million for the nine months ended September 30, 2002. The following paragraphs discuss our results of operations in detail.

Consolidated Rental Property Operations

        Our net income is primarily generated from the operations of our consolidated properties. The components within our total consolidated property operations are defined above. For purposes of this discussion:

  Acquisition Properties are principally comprised of those properties acquired in the March 2002 acquisition of Casden Properties Inc. and certain related transactions, which we refer to collectively, as the Casden Merger, the properties acquired in the New England Properties Acquisition, and the property acquired in the New York Property Acquisition.

  Newly Consolidated Properties include nine properties that were first consolidated in third quarter 2003, seven properties that were first consolidated in first quarter 2003 and 81 properties that were first consolidated in the second, third and fourth quarters 2002.

        Consolidated rental and other property revenues from our consolidated properties totaled $1,111.0 million for the nine months ended September 30, 2003, compared with $961.0 million for the nine months ended September 30, 2002, an increase of $150.0 million, or 15.6%. The following table shows the components of consolidated rental and other property revenues for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$778.9	$816.0	$(37.1)
Acquisition properties	165.9	91.2	74.7
Newly consolidated properties	112.0	9.9	102.1
Affordable properties	13.1	13.0	0.1
Redevelopment properties	28.5	20.1	8.4
Other properties	12.6	10.8	1.8

Total	$1, 111.0	$961.0	$150.0

        As illustrated in the above table, the increase in consolidated rental and other property revenues was principally a result of the following:

  •
  $102.1 million of the increase related to operations of newly consolidated properties;

  •
  $74.7 million of the increase related to operations of acquisition properties; and

  •
  $37.1 million of an offsetting decrease related to a 4.5% decrease in consolidated same store revenues. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

        Consolidated property operating expenses for our consolidated properties, consisting of on-site payroll costs, utilities, contract services, property management fees, turnover costs, repairs and maintenance, advertising and marketing, property taxes and insurance, totaled $486.0 million for the nine months ended September 30, 2003, compared with $378.3 million for the nine months ended September 30, 2002, an increase of $107.7 million or 28.5%. The following table shows the components of consolidated property operating expenses for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Change 2003 vs 2002
Consolidated same store properties	$320.9	$295.7	$25.2
Acquisition properties	61.8	34.2	27.6
Newly consolidated properties	54.4	4.9	49.5
Affordable properties	6.5	6.8	(0.3)
Redevelopment properties	13.4	9.5	3.9
Other properties	9.7	7.0	2.7
Partnership expenses	6.0	8.7	(2.7)
Property management expenses	13.3	11.5	1.8

Total	$486.0	$378.3	$107.7

        As seen from the above table, the increase in consolidated property operating expenses was principally a result of the following:

  •
  $49.5 million of the increase related to operations of newly consolidated properties;

  •
  $27.6 million of the increase related to operations of acquisition properties; and

  •
  $25.2 million of the increase related to a 8.5% increase in consolidated same store operating expense. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results."

Consolidated Investment Management Business

        Income from the consolidated investment management business, which is primarily earned from unconsolidated real estate partnerships of which we are the general partner, was $11.2 million for the nine months ended September 30, 2003, compared to $15.4 million for the nine months ended September 30, 2002, a decrease of $4.2 million or 27.3%. This decrease in income from the consolidated investment management business was principally a result of the following:

  •
  $11.7 million of the decrease related to increased consolidated real estate partnerships, which required additional elimination of fee income and the associated property operating expense;

  •
  $3.0 million of the decrease related to insurance, of which $4.0 million was due to a reduction in claim losses in the property hazard program, offset by $7.0 million of an increase in general liability, worker's compensation and director and officer premium expenses;

  •
  $1.7 million of the decrease related to a net decrease in fees including: $3.3 million decrease in accounting and reporting fees due to a 2002 adjustment relating to identified collectibility of fees that had been previously reversed; $0.3 million decrease in fees earned for services provided to third parties due to a planned reduction in third party property management; offset by a $1.9 million increase in activity based fees related to syndication, acquisition and deferred asset management fees from closed transactions in 2003;

  •
  $2.3 million of the decrease related to amortization of hardware and software. In accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or Obtained for Internal-Use, or SOP 98-1, costs related to software developed and/or obtained for internal use are capitalized and amortized using the straight-line method over an estimated useful life of five years. For the nine months ended September 30, 2003 and 2002, software development costs aggregating approximately $9.7 million and $5.0 million, respectively, were capitalized in accordance with SOP 98-1;

  •
  $1.5 million of the decrease related to additional amortization primarily due to the termination of certain management contracts acquired in the Casden Merger;

  •
  $14.2 million of an offsetting increase related to income tax benefits including: $8.0 million of an income tax valuation reserve reversal in first quarter 2003 (see Note 13 in the consolidated financial statements); and $6.2 million of an income tax benefit resulting from losses recorded at our taxable REIT subsidiaries; and

  •
  $1.7 million of an offsetting increase related to a reduction in certain reserves in second quarter 2003 due to the identified collectibility of fees previously reserved.

Consolidated General and Administrative Expenses

        Consolidated general and administrative expenses of $19.5 million for the nine months ended September 30, 2003 increased $7.1 million, or 57.3%, compared to the $12.4 million of such expenses for the nine months ended September 30, 2002. This increase was principally a result of the following:

  •
  $3.2 million of the increase related to increased professional fees for compliance with increasing and changing government and accounting requirements;

  •
  $2.7 million of the increase related to increased employee compensation and benefits primarily related to an increase in personnel at the corporate level, as well as promotion-related increases;

  •
  $0.4 million of the increase related to increased amortization of stock based compensation that was related to our adoption of the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123 (for further information see Note 7 in the consolidated financial statements); and

  •
  $0.5 million of the increase related to travel expenses resulting from a Company-wide program of intensive site inspections for our 400 largest properties.

Consolidated Other Expenses

        Consolidated other expenses were $5.0 million for the nine months ended September 30, 2002 compared to no such expenses for the nine months ended September 30, 2003. For 2002, these expenses included the following:

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

Consolidated Provision for Losses on Notes Receivable

        Consolidated provision for losses on notes receivable was $1.5 million for the nine months ended September 30, 2003, compared to $4.8 million of such provision for losses for the nine months ended September 30, 2002, a decrease of $3.3 million, or 68.8%. We continue to monitor loans made to affiliated partnerships, of which we are typically the general partner, and assess the collectibility of each note on a periodic basis.

Consolidated Depreciation of Rental Property

        Consolidated depreciation of rental property increased $52.6 million, or 27.0%, to $247.7 million for the nine months ended September 30, 2003, compared to $195.1 million for the nine months ended September 30, 2002. This increase was principally a result of the following:

  •
  $22.9 million of the increase related to depreciation of the acquisition properties;

  •
  $24.0 million of the increase related to depreciation of the newly consolidated properties;

  •
  $2.8 million of the increase related to depreciable additions to same store properties; and

  •
  $2.8 million of the increase related to a second quarter 2002 adjustment to depreciation expense based on additional insight and new information obtained in connection with the finalization of the recording of the purchase price accounting related to the Oxford acquisition.

Consolidated Interest Expense

        Consolidated interest expense, which includes the amortization of deferred financing costs, totaled $283.5 million for the nine months ended September 30, 2003, compared with $234.9 million for the nine months ended September 30, 2002, an increase of $48.6 million, or 20.7%. The increase was principally a result of the following:

  •
  $25.8 million of the increase related to interest on the debt of the newly consolidated properties;

  •
  $20.2 million of the increase related to the interest on additional property debt incurred in connection with the acquisition properties; and

  •
  $1.3 million of the increase related to the quarterly distribution payment on the Class S Preferred Units issued on April 30, 2003, which is required to be classified as interest expense in accordance with SFAS 150. In addition, changes in the redemption value between reporting dates are required to be recorded as interest expense. In third quarter 2003, $0.25 million of interest expense was recorded for the change in the redemption value of the Class S Preferred Units.

Consolidated Interest and Other Income

        Consolidated interest and other income decreased $40.5 million, or 67.4%, to $19.6 million for the nine months ended September 30, 2003, compared with $60.1 million for the nine months ended September 30, 2002. This decrease was a result of the following:

  •
  $16.7 million of the decrease related to a reduction in accretion income from $19.3 million for the nine months ended September 30, 2002 to $2.6 million for the nine months ended September 30, 2003, due to fewer completed transactions resulting in accretion in 2003 compared to 2002;

  •
  $13.2 million of the decrease related to lower interest from general partner notes receivable, resulting from the consolidation of partnerships, and therefore the elimination of interest income, as well as the collection of outstanding notes receivable;

  •
  $7.7 million of the decrease related to gain recognized in second quarter 2002 on the sale of certain tax-exempt bonds; and

  •
  $2.8 million of the decrease related to interest earned on notes receivable that are due from Aimco (see Note 17 to the consolidated financial statements), of which approximately $3.0 million of the decrease relates to interest on a $198.3 million note that was repaid in June 2002.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

        Equity in losses of unconsolidated real estate partnerships totaled $6.6 million for the nine months ended September 30, 2003, compared to earnings of $2.4 million for the nine months ended September 30, 2002, a decrease of $9.0 million. This decrease was principally the result of the purchase of equity interests in unconsolidated real estate partnerships owning better performing properties that resulted in these properties becoming consolidated and contributing to consolidated rental revenues and expenses, as well as decreased earnings driven by lower property operating results than in the prior year.

Minority Interest in Consolidated Real Estate Partnerships

        Minority interest in consolidated real estate partnerships totaled $4.7 million for the nine months ended September 30, 2003, compared to $5.8 million for the nine months ended September 30, 2002, a decrease of $1.1 million. This decrease was principally a result of decreased earnings driven by lower property operating results than in the prior year, thereby reducing the minority interest allocation.

Gain on Dispositions of Real Estate

        Gain on dispositions of real estate, primarily related to unconsolidated real estate partnerships, totaled $2.7 million for the nine months ended September 30, 2003, compared to $4.5 million for the nine months ended September 30, 2002, a decrease of $1.8 million. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The sales in both periods are of properties that we consider to be inconsistent with our long-term investment strategy.

Impairment Loss on Investment in Unconsolidated Real Estate Partnerships

        Impairment loss on investment in unconsolidated real estate partnerships totaled $3.8 million for the nine months ended September 30, 2002, compared to no such losses for the nine months ended September 30, 2003, a decrease of $3.8 million. Impairment losses on properties held for sale or sold are determined on a property by property basis and are not comparable year over year due to individual property differences.

Distributions to Minority Partners in Excess of Income

        Distributions to minority partners in excess of income was $21.5 million for the nine months ended September 30, 2003, compared to $15.3 million for the nine months ended September 30, 2002, an increase of $6.2 million, or 40.5%. When real estate partnerships consolidated in our financial statements make cash distributions in excess of net income, GAAP requires us, as the majority partner, to record a charge equal to the minority partners' excess of distribution over net income when the partnership is in a deficit equity position, even though we do not suffer any economic effect, cost or risk. This increase was principally a result of a higher level of distributions being made by the consolidated real estate partnerships as a result of increased refinancing activity, as well as the timing of operating distributions.

Discontinued Operations

        Income from discontinued operations was $62.7 million for the nine months ended September 30, 2003, compared to $11.2 million for the nine months ended September 30, 2002, a change of $51.5 million. The change in discontinued operations was primarily related to a net gain on disposals of $66.9 million and $8.6 million of impairment loss on assets sold or held for sale in 2003, for a net total gain of $58.3 million for the nine months ended September 30, 2003 compared to a net loss on disposals of $0.04 million and $0.2 million of impairment loss on assets sold or held for sale in 2002, for a net total loss of $0.2 million for the nine months ended September 30, 2002, a change of $58.5 million. Gains (losses) on properties sold are determined on a property by property basis and are not comparable year over year due to individual property differences. The properties sold, as well as the properties classified as held for sale, were considered by us to be inconsistent with our long-term investment strategy. See Note 11 in the consolidated financial statements for more details on discontinued operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Our share of same store	$284,793	$288,673	$790,532	$823,701
Minority partners' share of same store	30,143	31,226	83,874	89,237
Our share of unconsolidated same store	(12,121)	(28,672)	(35,954)	(84,334)
Newly consolidated properties	(16,395)	—	(59,547)	(12,638)

Consolidated same store component of rental and other property revenues	$286,420	$291,227	$778,905	$815,966

Expenses:
Our share of same store	$118,846	$109,813	$329,157	$302,747
Minority partners' share of same store	12,637	11,923	33,823	32,294
Our share of unconsolidated same store	(5,050)	(11,734)	(16,058)	(34,527)
Newly consolidated properties	(7,130)	—	(26,019)	(4,799)

Consolidated same store component of property operating expenses	$119,303	$110,002	$320,903	$295,715

Net Operating Income:
Our share of same store	$165,947	$178,860	$461,375	$520,954
Minority partners' share of same store	17,506	19,303	50,051	56,943
Our share of unconsolidated same store	(7,071)	(16,938)	(19,896)	(49,807)
Newly consolidated properties	(9,265)	—	(33,528)	(7,839)

Consolidated same store component of Income from property operations	$167,117	$181,225	$458,002	$520,251

Same Store Statistics
Properties	589	589	573	573
Apartment units	164,578	164,578	159,810	159,810
Average physical occupancy	93.0%	93.5%	91.9%	93.2%
Average rent collected/unit/month	$702	$712	$687	$703

        Our share of same store net operating income decreased $12.9 million, or 7.2%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Revenues decreased $3.9 million, or 1.3%, primarily due to lower average rent (down $10 per unit) and lower occupancy (down 0.5%). Expenses increased by $9.0 million, or 8.2%, primarily due to: an increase of $3.0 million in expenses related to increasing occupancy, including marketing expenses, turnover and administration; $2.9 million in higher repairs and maintenance and landscaping services, in support of efforts to improve the physical appearance and condition of properties; and $1.5 million in higher utility expenses due to higher natural gas and water prices.

        Our share of same store net operating income decreased $59.6 million, or 11.4%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Revenues decreased $33.2 million, or 4.0%, primarily due to lower average rent (down $16 per unit), lower occupancy (down 1.3%), and increased bad debt due to higher resident default and eviction in 2003. Expenses increased by $26.4 million, or 8.7%, primarily due to: an increase of $10.3 million in turnover, marketing and administrative costs in 2003 related to focused efforts on making units ready to be occupied; $9.9 million in contract services and repairs and maintenance primarily driven by seasonal factors such as landscaping and snow removal due to more severe winter conditions in 2003 than in 2002; $5.4 million in utilities due to the increase in the cost of natural gas, electric and water and sewer; and $1.3 million in real estate tax expense due to increased rates and assessment values.

Funds From Operations

        Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, dispositions of depreciable real estate property, dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for amortization of intangibles and distributions to minority partners in excess of income. We calculate FFO (diluted) by subtracting redemption related preferred unit issuance costs and distributions on preferred OP Units (net of preferred distributions relating to convertible securities the conversion of which is dilutive to FFO) and adding back the interest expense on mandatorily redeemable convertible preferred securities, the conversion of which is dilutive to FFO. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

        For the three and nine months ended September 30, 2003 and 2002, our diluted FFO was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003(1)	2002(1)	2003(1)	2002(1)
Net Income	$44,461	$53,456	$136,327	$198,958
Adjustments:
Real estate depreciation, net of minority interest	75,294	59,519	223,733	172,225
Real estate depreciation related to unconsolidated entities	6,289	8,815	19,331	26,022
(Gain) loss on dispositions of real estate, net	(1,462)	4,307	(2,738)	(4,467)
Distributions to minority partners in excess of income	11,861	4,302	21,503	15,274
Amortization of intangibles	1,276	1,154	4,716	3,194
Discontinued operations:
Real estate depreciation, net of minority interest	1,208	5,530	9,712	18,254
(Gain) loss on dispositions of real estate, net of minority interest	(22,908)	129	(66,930)	37
Distributions to minority partners in excess of income	(3,613)	—	(4,650)	1,401
Income tax arising from disposals	806	(127)	5,112	552

Funds From Operations (FFO)	$113,212	$137,085	$346,116	$431,450
Preferred OP Unit distributions	(21,445)	(17,648)	(65,711)	(45,626)
Redemption related preferred unit issuance costs	(5,490)	—	(7,645)	—
Interest expense on mandatorily redeemable convertible preferred securities	247	365	741	882

Diluted Funds From Operations	$86,524	$119,802	$273,501	$386,706

Weighted average number of common OP Units and equivalents:
Common OP Units equivalents	104,894	105,493	104,844	97,305
Preferred OP Units, and other securities convertible into common OP Units	2,995	7,120	4,097	11,916

Total	107,889	112,613	108,941	109,221

(1)
On October 1, 2003, NAREIT clarified its definition of FFO to include impairment losses, which previously had been added back to calculate FFO. In the three months ended September 30, 2003, and effective for all prior periods presented, in accordance with this clarification we no longer add back impairment losses when computing FFO. As a result, FFO for the three months ended September 30, 2003 includes impairment losses of $0.6 million, and for the nine months ended September 30, 2003, includes an adjustment of $7.9 million to reflect this change. FFO for the three and nine months ended September 30, 2002 includes an adjustment of $3.6 million and $4.0 million, respectively, to reflect this change. Finally, as a result of the SEC interpretation of Topic D-42, we have included in FFO redemption related preferred unit issuance costs in the three months ended September 30, 2003, and effective for all prior periods. Therefore, FFO for the three months ended September 30, 2003 includes issuance costs of $5.5 million and FFO for the nine months ended September 30, 2003 includes an adjustment of $2.2 million to reflect this change.

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

        Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, distributions paid to unitholders and distributions paid to partners, and acquisitions of, and investments in, properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the economic recovery is slower than expected and the cash provided by operating activities no longer covers our short-term liquidity demands, we have additional means, such as short-term borrowing availability, proceeds from property sales and refinancing, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

        At September 30, 2003, we had $130.1 million in cash and cash equivalents (including $3.4 million of cash and cash equivalents that is included within Assets Held for Sale), an increase of $30.5 million from December 31, 2002, which cash is principally from sales and refinancing transactions and has yet to be distributed or applied as paydown on our revolving credit facility. At September 30, 2003, we had $214.1 million of restricted cash (including $2.9 million of restricted cash that is included within Assets Held for Sale), primarily consisting of reserves and impounds held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities

        For the nine months ended September 30, 2003, our net cash provided by operating activities of $381.1 million was primarily due to operating income from our consolidated properties.

Investing Activities

        For the nine months ended September 30, 2003, our net cash provided by investing activities of $180.6 million related to proceeds received from the sales of properties, offset by investments in our existing real estate assets through capital expenditures and redevelopment (see further discussion on capital expenditures under the heading "Capital Expenditures").

        Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment, in both cases, as compared to alternative uses for our capital. In the nine months ended September 30, 2003, we sold 51 consolidated properties and one consolidated land parcel for $479.2 million in proceeds. Additionally, we sold 23 unconsolidated properties for net proceeds of $6.3 million, which proceeds were included in our distributions received from investments in unconsolidated real estate partnerships.

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategies (as determined by management from time to time). Proceeds from 2003 dispositions are expected to be at levels above that of 2002, and are planned to be used to reduce debt and fund capital and other operating needs.

Financing Activities

        For the nine months ended September 30, 2003, net cash used in financing activities of $531.2 million related primarily to payments on our secured notes payable, payment of our distributions and redemptions of preferred OP Units (see Note 6 in the consolidated financial statements). These were offset by proceeds from mortgage refinancing, proceeds from the issuance of Class S Preferred Units (see Note 5 in the consolidated financial statements) and Class T Partnership Preferred Units (see Note 6 in the consolidated financial statements) and borrowings from a newly established term loan (see discussion below and Note 15 in the consolidated financial statements).

        During the nine months ended September 30, 2003, we refinanced or closed mortgage loans on 47 consolidated properties generating $346.5 million of proceeds from borrowings. With the proceeds from these loans we made repayments on the existing debt and paid transaction costs totaling $298.5 million. The remaining net proceeds of $48.0 million were used to repay existing short-term debt and for other corporate purposes. Each loan is non-recourse and is individually secured by one of 47 properties with no cross-collateralization. These mortgage loans do not include the $20.0 million mortgage loan related to the New York Property Acquisition. Further details on these mortgage loans are shown in the table below:

Mortgage Type	Loan Amount (in millions)	Term	Rate
Tax Exempt Variable Rate	$23.6	30 year, non-fully amortizing bonds	3.44%
Conventional Fixed Rate	26.2	Greater than 15 years, fully amortizing	5.24
Conventional Fixed Rate	205.6	5 - 15 years, partially amortizing	4.72
Conventional Floating Rate	43.7	5 year revolving credit facility(1)	2.82
Conventional Floating Rate	13.1	Less than 5 years	3.95
Affordable Fixed Rate	34.3	30 year, fully amortizing	2.55

Proceeds from borrowings	$346.5		4.19%

(1)
See Note 14 in the consolidated financial statements for further details on the revolving credit facility.

        In addition to the above, we closed mortgage loans on 25 unconsolidated properties for net proceeds of $10.5 million, which proceeds were included in our distributions received from investments in unconsolidated real estate partnerships, within investing activities, and were used to repay existing short-term debt and for other corporate purposes.

        The distribution declared on November 6, 2003 of $0.60 per unit for payment on November 28, 2003 to unitholders on record as of November 20, 2003 represents a distribution of 90% of diluted AFFO (before deducting Capital Enhancements) and 70% of diluted FFO (before deducting the redemption related preferred unit issuance costs under Topic D-42 of $5.5 million) for the quarter ended September 30, 2003. The distributions paid or declared for the 12-month period ended September 30, 2003 total $3.06 per unit, which represents a distribution of 106% of diluted AFFO (before deducting Capital Enhancements) and 85% of diluted FFO (before deducting the redemption related preferred unit issuance costs under Topic D-42 of $7.7 million) for that period. In November 2003, the General Partner reduced the quarterly cash distribution to align the amount of the distribution with our current level of operating profitability.

Credit Facility and Term Loans

        On February 14, 2003, we and our lenders amended our revolving credit facility, which we refer to as the Revolver, to increase the available commitment, at our option, to $500 million (such commitment in excess of $445 million is not available until it has been syndicated) and extend the maturity date one year to July 31, 2005. In addition, we and our lenders amended the term loan that was entered into in March 2002 in connection with the acquisition of Casden Properties, Inc., which we refer to as the Casden Loan, to eliminate mandatory prepayments for the remainder of the term using proceeds from the issuance of equity securities, property sales or refinancing proceeds.

        On May 9, 2003, we and our lenders modified the Revolver and the Casden Loan. The modification permits us to redeem outstanding preferred securities with new issuances of common or preferred equity or with up to 75% of proceeds from property sales.

        On May 30, 2003, we borrowed $250 million from a syndicate of financial institutions pursuant to a term loan, which we refer to as the Term Loan. Proceeds were used to pay down the Revolver. All financial covenant requirements of the Term Loan are the same as the Revolver and the Casden Loan.

        On October 30, 2003, we and our lenders further modified the Revolver, the Casden Loan and the Term Loan. Modified terms are effective as of September 30, 2003. The modification included an increase in the percentage of Funds From Operations (as adjusted for (i) the add back of redemption related preferred unit issuance costs under Topic D-42 (see Note 16 in the consolidated financial statements), (ii) interest expense charges (or benefits) for minority interest marked-to-market adjustments if required under GAAP and (iii) non-cash loan amortization costs) permitted to be distributed from 88% to 90% for all quarters until the maturity of the loan agreement. This quarterly covenant is calculated based on trailing four quarters consistent with all other covenant calculations. See Note 15 in the consolidated financial statement for further details of the modifications on the Revolver, the Casden Loan, and the Term Loan. As of September 30, 2003, we were in compliance with all financial covenant requirements.

        At September 30, 2003 the weighted average interest rate of the Revolver was 3.77%, the balance outstanding was $160.0 million on the Revolver in addition to outstanding letters of credit of $12.0 million. The total commitment remained $445.0 million, as the additional commitment of $55.0 million was not yet syndicated at September 30, 2003. At September 30, 2003, the weighted average interest rate of the Casden Loan was 3.77% and the balance outstanding was $104.4 million. At September 30, 2003, the weighted average interest rate of the Term Loan was 3.89% and the balance outstanding was $250 million.

Future Capital Needs

        We expect to fund any future acquisitions, redevelopment and capital improvements principally with proceeds from property sales, short-term borrowings and operating cash flows. As of September 30, 2003, we had ten conventional properties with 5,327 units and two affordable properties with 467 units under redevelopment. Redevelopment expenditures for the ten conventional properties will require an estimated total investment (new redevelopment spending) of $428.0 million, of which approximately $51.7 million remains to be spent. Our share of the estimated total spending is $324.0 million, of which approximately $32.9 million remains to be spent.

        During the remainder of 2003, we have:

  •
  $19.1 million of scheduled maturities of property debt that we expect to refinance;

  •
  $31.2 million of scheduled principal amortization payments on property debt that we expect to pay with operating cash flows and proceeds from refinancing transactions and property sales; and

  •
  $264.4 million of short-term debt ($104.4 million on the Casden Loan and $160.0 million on the Revolver) that, although not required to be repaid, is expected to be repaid in part with operating cash flows and proceeds from refinancing transactions and property sales.

Capital Expenditures

        For the nine months ended September 30, 2003, we spent a total of $67.9 million on Capital Replacements (expenditures required to maintain the related asset) and $2.4 million on Capital Enhancements (expenditures that add a new feature or revenue source at a property). These amounts represent our share of the total spending on both consolidated and unconsolidated partnerships.

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

        The table below details our actual spending on Capital Replacements and Capital Enhancements based on a per unit and total dollar basis (based on approximately 157,000 ownership equivalent units) for the nine months ended September 30, 2003 and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit data).

	Capital Replacements Actual Cost Per Unit	Capital Enhancements Actual Cost Per Unit	Total Cost Per Unit	Capital Replacements Actual Cost	Capital Enhancements Actual Cost	Total Cost
Carpets	$92	$—	$92	$14,356	$11	$14,367
Flooring	23	—	23	3,650	—	3,650
Appliances	27	1	28	4,161	151	4,312
Blinds/shades	4	—	4	658	—	658
Furnace/air	28	—	28	4,328	11	4,339
Hot water heaters	6	—	6	993	—	993
Kitchen/bath	9	—	9	1,340	3	1,343
Exterior painting	20	—	20	3,213	9	3,222
Landscaping	16	1	17	2,550	144	2,694
Pool/exercise facilities	13	—	13	2,048	50	2,098
Computers, miscellaneous	19	3	22	3,038	370	3,408
Roofs	13	—	13	1,964	2	1,966
Parking lot	9	—	9	1,381	6	1,387
Building (electrical, elevator, plumbing)	55	—	55	8,643	—	8,643
Submetering	—	7	7	—	1,109	1,109
Capitalized payroll and other indirect costs	100	3	103	15,606	511	16,117

Total our share	$434	$15	$449	$67,929	$2,377	$70,306

Plus minority partners' share of consolidated spending				7,832	425	8,257
Less our share of unconsolidated spending				(5,141)	(37)	(5,178)

Total spending per Consolidated Statement of Cash Flows				$70,620	$2,765	$73,385

        For the nine months ended September 30, 2003, we spent a total of $18.6 million for initial capital expenditures, or ICE, which are expenditures at a property that have been identified, at the time the property is acquired, as expenditures to be incurred within a specified period of time following the acquisition, typically one year. In this period ICE relates primarily to the properties acquired in the Casden Merger and the New England Properties Acquisition. For the nine months ended September 30, 2003, we spent a total of $16.0 million for disposition capital expenditures (see discussion below) and $66.3 million for redevelopment, which are expenditures that substantially upgrade the property. The following table reconciles our share of the total spending on both consolidated and unconsolidated partnerships to our Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 (in millions):

	ICE	Disposition Capital Expenditures	Redevelopment	Total
Conventional Assets	$10.4	$11.4	$59.7	$81.5
Affordable Assets	8.2	4.6	6.6	19.4

Total our share	18.6	16.0	66.3	100.9

Plus minority partners' share of consolidated spending	0.2	2.0	19.8	22.0
Less our share of unconsolidated spending	(0.2)	(2.0)	(6.3)	(8.5)

Total spending per Consolidated Statement of Cash Flows	$18.6	$16.0	$79.8	$114.4

        In second quarter 2003, we began to account for a category of capital expenditures known as Disposition Capital Expenditures, which reports those capital expenditures made on properties sold, held for sale or identified as to be sold within one year. In third quarter 2003, we began to include in Disposition Capital Expenditures capital expenditures on certain of our affordable properties that are expected to be sold upon completion of regulatory requirements. We believe that capital expenditures on such properties are appropriately included in Disposition Capital Expenditures because of the regulatory framework under which these properties are financed or operated. Specifically, we are limited in the amount of proceeds that we are permitted to receive in distribution from the properties' operations. Amounts in excess of that limitation must be reinvested in the property or forfeited to the applicable government agency. We typically elect to spend amounts in excess of the distribution limit on property improvements, and we expect that upon a sale of the property that the expenditures will be recovered. Prior to these changes, these expenditures were accounted for as Capital Replacements and deducted in calculating AFFO. We believe that because these expenditures on sale and affordable properties are incurred to support the sale of these properties and are not part of our ongoing Capital Replacements, it is inappropriate for our AFFO to be diminished as a result. In the second and third quarters, a total of $16.0 million of capital expenditures on sale and affordable properties were eliminated from Capital Replacements and shown as Disposition Capital Expenditures. We will review this allocation each quarter and will re-allocate to Capital Replacements any items for those properties not sold or no longer identified as to be sold. In third quarter 2003 no amounts were reallocated to Capital Replacements.

        We funded the above capital expenditures with cash provided by operating activities, working capital reserves, and borrowings under our credit facility.

Off-Balance Sheet Arrangements

        We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through acquisitions, direct purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships range from 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities," or FIN 46, that changes the criteria for consolidating entities. We are currently evaluating our treatment of these unconsolidated real estate partnerships under FIN 46, which we will adopt in fourth quarter 2003 (see Note 16 in the consolidated financial statements). There are no lines of credit, side agreements, financial guarantees, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements.

Contractual Obligations

        This table summarizes information regarding contractual obligations and commitments (amounts in thousands):

	Remainder of 2003	2004	2005	2006 and 2007	2008 and thereafter	Total
Scheduled long-term debt maturities	$50,333	$182,547	$277,037	$877,308	$4,320,004	$5,707,229
Secured credit facility and term loans	—	104,387	160,000	—	250,000	514,387
Leases	1,305	5,181	4,130	7,583	—	18,199
Development fee payments(1)	2,500	10,000	10,000	12,500	—	35,000

Total	$54,138	$302,115	$451,167	$897,391	$4,570,004	$6,274,815

(1)
The development fee payments above were established in connection with the Casden Merger and represent Aimco's and our commitment related to the Casden Development Company, LLC. We agreed to pay $2.5 million per quarter for five years (up to an aggregate amount of $50.0 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on our assets.

        Additionally, we have made commitments in connection with the Casden Merger, for which the timing is not yet definite. These commitments are to:

  •
  purchase two properties currently under development, upon satisfactory completion and attainment of 60% occupancy, as follows:

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

  •
  provide a stand-by facility of $70 million in debt financing associated with the development of Park La Brea and Westwood (as of September 30, 2003, no funds have been drawn on this stand-by facility); and

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of September 30, 2003, we had invested $20.9 million. Casden Properties, LLC acts as general contractor for the entity that is developing Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. Aimco will have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties, LLC.

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

        We had $1,677.4 million of floating rate debt outstanding at September 30, 2003, which represented 26.5% of our total outstanding debt. Of the total floating debt, the major components were floating rate tax-exempt bond financing ($785.3 million), floating rate secured notes ($279.7 million), the Revolver ($160.0 million), the Casden Loan ($104.4 million), the Term Loan ($250.0 million), and the Class S Preferred Units ($98.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income before minority interests and cash flows being reduced by $16.8 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the Bond Market Association Municipal Swap Index, or the BMA Index. Since 1981, the BMA Index has averaged 54.0% of the 10-year Treasury Yield. If this relationship continues, an increase in interest rates of 1% (0.54% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by only $13.2 million on an annual basis. As of September 30, 2002, based on our level of floating rate debt of $1,291.3 million, an increase in interest rates of 1% would have resulted in our income before minority interests and cash flows being reduced by $12.9 million on an annual basis. The potential reduction of income before minority interests and cash flows due to an increase in interest rates increased $3.9 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, as a result of the additional debt related to our acquisitions and newly consolidated properties.

        The estimated aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of September 30, 2003 approximate their carrying value due to their relatively short-term nature. Management further believes that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt approximate their carrying values.

ITEM 4. Controls and Procedures

          (a)   Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        See Note 4 in the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 2. Changes in Securities and Use of Proceeds

        None.

ITEM 5. Other Information

        On October 30, 2003, we further modified the Revolver, the Casden Loan and the Term Loan. Modified terms are effective as of September 30, 2003. The modification included an increase in the percentage of Funds From Operations (as adjusted for (i) the add back of redemption related preferred unit issuance costs under Topic D-42, (ii) interest expense charges (or benefits) for minority interest marked-to-market adjustments if required under GAAP and (iii) non-cash loan amortization costs) permitted to be distributed from 88% to 90% for all quarters until the maturity of the loan agreement. This quarterly covenant is calculated based on trailing four quarters consistent with all other covenant calculations. Upon the effective date of the amendment, the margin on the Revolver LIBOR-based loans was amended to a range between 2.15% to 2.85%, the margin on the Casden Loan LIBOR-based loans was amended to 2.85% and the margin on the Term Loan LIBOR-based loans was amended to 2.85%. Also, the Revolver base rate loans were amended to a range between 0.65% to 1.35% based on the fixed charge coverage ratio, and the margin on the Casden Loan base rate loan was amended to 1.85% and the margin on the Term Loan base rate loan was amended to 1.15%. The amended financial covenants contained in the Revolver, the Casden Loan, and the Term Loan require us to maintain a ratio of debt to gross asset value of no more than 0.575:1.0 (which was increased from 0.55:1.0), a minimum interest coverage ratio of 2.0:1.0 (which was reduced from 2.25:1.0), a maximum total obligations to gross asset value ratio of 0.675:1.0 (which was increased from 0.65:1.0) and a minimum fixed charge coverage ratio of 1.40:1 (which was reduced from 1.50:1). With regard to the amended financial covenants, if the ratio of debt to gross asset value exceeds 0.55:1.0 for more than two consecutive fiscal quarters or if the ratio of total obligations to gross asset value exceeds 0.65:1.0 for more than two consecutive fiscal quarters, the applicable margin shall increase by 0.25%. Additionally, the modification allows (i) the add back of redemption related preferred unit issuance costs under Topic D-42 and (ii) interest expense charges (or benefits) from minority interest marked-to-market adjustments if required under GAAP to be excluded from interest expense and distributions when calculating coverage ratios.

        On November 6, 2003 the General Partner declared a quarterly distribution of $0.60 per unit for payment on November 28, 2003 to unitholders of record on November 20, 2003. The General Partner reduced the quarterly distribution from $0.82 to $0.60 per unit to align the amount with our current level of profitability.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits. The following exhibits are filed with this report(1):

EXHIBIT NO.

10.1	Form of First Amendment to Fifth Amended and Restated Credit Agreement, dated as of May 9, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 is incorporated herein by this reference)
10.2	Form of Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 30, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., NHP Management Company, Bank of America, N.A. and the Lenders listed therein (Exhibit 10.2 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 is incorporated herein by this reference)
10.3	Form of Fourth Amendment, dated as of May 9, 2003 to the Interim Credit Agreement, dated as of March 11, 2002, by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.3 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 is incorporated herein by this reference)
10.4	Form of Sixth Amendment, dated as of September 30, 2003 to the Interim Credit Agreement, dated as of March 11, 2002, by and among AIMCO Properties, L.P., NHP Management Company, Apartment Investment and Management Company, Lehman Commercial Paper Inc., Lehman Brothers Inc., and each lender from time to time party thereto (Exhibit 10.4 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 is incorporated herein by this reference)
10.5	Form of First Amendment to Term Loan Agreement, dated as of September 30, 2003, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc. and NHP Management Company, Bank of America, N.A., as Administrative Agent and the Lenders party thereto (Exhibit 10.5 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 is incorporated herein by this reference)
31.1	Certification of equivalent of chief executive officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of equivalent of chief financial officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments
  (b)
  Reports on Form 8-K filed during the quarter ended September 30, 2003:

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

Date: November 14, 2003