Form 10-Q
period 2004-03-31
AIMCO PROPERTIES LP
filed 2004-05-10
CIK 926660

Use these links to rapidly review the document
AIMCO PROPERTIES, L.P. FORM 10-Q INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

The number of Partnership Common Units outstanding as of April 30, 2004: 102,821,803

AIMCO PROPERTIES, L.P.

FORM 10-Q

INDEX

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Unit Data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land	$2,159,728	$2,078,504
Buildings and improvements	8,707,914	8,470,792

Total real estate	10,867,642	10,549,296
Less accumulated depreciation	(1,911,740)	(1,833,526)

Net real estate	8,955,902	8,715,770

Cash and cash equivalents	88,465	97,613
Restricted cash	278,598	245,498
Accounts receivable	74,104	67,221
Accounts receivable from affiliates	58,989	56,874
Deferred financing costs	74,433	73,462
Notes receivable from unconsolidated real estate partnerships	137,252	137,416
Notes receivable from non-affiliates	59,390	68,771
Notes receivable from Aimco	12,112	11,955
Investment in unconsolidated real estate partnerships	206,800	237,975
Other assets	357,517	282,605
Assets held for sale	51,258	129,457

Total assets	$10,354,820	$10,124,617

LIABILITIES AND PARTNERS' CAPITAL
Secured tax-exempt bond financing	$1,236,328	$1,199,360
Secured notes payable	4,558,010	4,422,173
Mandatorily redeemable preferred securities	15,119	113,619
Term loans	343,000	354,387
Credit facility	127,500	81,000

Total indebtedness	6,279,957	6,170,539

Accounts payable	26,643	18,402
Accrued liabilities and other	420,793	400,321
Deferred income	33,106	25,978
Security deposits	40,964	41,163
Deferred income taxes payable	21,742	26,065
Liabilities related to assets held for sale	32,032	74,384

Total liabilities	6,855,237	6,756,852

Minority interest in consolidated real estate partnerships	209,863	192,950
Partners' capital:
Preferred units	1,146,983	952,952
General Partner and Special Limited Partner	1,884,568	1,919,947
Limited Partners	277,504	319,992
High performance units	(9,638)	(8,064)
Less: Investment in Aimco Class A Common Stock	(9,697)	(10,012)

Total partners' capital	3,289,720	3,174,815

Total liabilities and partners' capital	$10,354,820	$10,124,617

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
REVENUES:
Rental and other property revenues	$359,902	$351,398
Property management revenues, primarily from affiliates	8,256	9,239
Activity fees and asset management revenues, primarily from affiliates	8,268	5,788

Total revenues	376,426	366,425

EXPENSES:
Property operating expenses	165,753	152,256
Property management expenses	2,342	2,117
Activity and asset management expenses	2,311	1,835
Depreciation and amortization	90,870	85,467
General and administrative expenses	18,632	9,735
Other expenses (income), net	(1,141)	(3,595)

Total expenses	278,767	247,815

Operating income	97,659	118,610
Interest income	7,893	6,794
Recovery of (provision for) losses on notes receivable	79	(697)
Interest expense	(94,710)	(90,661)
Deficit distributions to minority partners	(4,438)	(5,468)
Equity in losses of unconsolidated real estate partnerships	(1,434)	(1,682)
Net recovery of impairment loss on investment in unconsolidated real estate partnerships	148	—
Loss on dispositions of real estate related to unconsolidated real estate partnerships	(17)	(79)

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	5,180	26,817
Minority interest in consolidated real estate partnerships	1,004	(1,080)

Income from continuing operations	6,184	25,737
Income (loss) from discontinued operations, net	13,426	(606)

Income before cumulative effect of change in accounting principle	19,610	25,131
Cumulative effect of change in accounting principle	(3,957)	—

Net income	15,653	25,131
Net income attributable to preferred unitholders	22,097	25,324

Net loss attributable to common unitholders	$(6,444)	$(193)

Earnings (loss) per common unit—basic:
Income (loss) from continuing operations (net of preferred distributions)	$(0.15)	$0.00
Income (loss) from discontinued operations	$0.13	$0.00
Cumulative effect of change in accounting principle	$(0.04)	$0.00

Net loss attributable to common unitholders	$(0.06)	$0.00

Earnings (loss) per common unit—diluted:
Income (loss) from continuing operations (net of preferred distributions)	$(0.15)	$0.00
Income (loss) from discontinued operations	$0.13	$0.00
Cumulative effect of change in accounting principle	$(0.04)	$0.00

Net loss attributable to common unitholders	$(0.06)	$0.00

Weighted average common units outstanding	104,346	104,715

Weighted average common units and equivalents outstanding	104,346	104,809

Distributions declared per common unit	$0.60	$0.82

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,653	$25,131

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,870	85,467
Deficit distributions to minority partners	4,438	5,468
Equity in losses of unconsolidated real estate partnerships	1,434	1,682
Loss on dispositions of real estate related to unconsolidated real estate partnerships	17	79
Net recovery of impairment loss on investment in unconsolidated real estate partnerships	(148)	—
Cumulative effect of change in accounting principle	3,957	—
Minority interest in consolidated real estate partnerships	(1,004)	1,080
Discontinued operations:
Depreciation and amortization	408	7,562
Deficit distributions to minority partners	(3,313)	(225)
Gain on dispositions of real estate, net of minority partners' interest	(11,360)	(3,488)
Impairment loss on real estate assets sold or held for sale	14	5,287
Minority interest in consolidated real estate partnerships	(280)	(124)
Changes in operating assets and operating liabilities:
Deferred income taxes	(4,323)	(8,829)
Accounts receivable	(11,708)	(1,548)
Accounts payable, accrued liabilities and other	7,188	(17,290)
Other assets	(51,215)	1,708
Other	954	20,747

Total adjustments	25,929	97,576

Net cash provided by operating activities	41,582	122,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate	(105,843)	(5,000)
Capital expenditures	(38,036)	(58,350)
Purchase of non-real estate assets	(16,659)	(6,055)
Proceeds from dispositions of real estate	83,354	79,766
Funds held in escrow from tax free exchanges pending the purchase of real estate	(7,764)	—
Cash from newly consolidated properties	7,335	4,442
Purchase of general and limited partnership interests and other assets	(18,452)	(12,773)
Originations of notes receivable primarily from unconsolidated real estate partnerships	(81,613)	(9,645)
Proceeds from repayment of notes receivable	75,664	9,452
Cash paid in connection with merger/acquisition related costs	(1,282)	(3,406)
Distributions received from Aimco	315	315
Distributions received from investments in unconsolidated real estate partnerships	25,153	20,859

Net cash (used in) provided by investing activities	(77,828)	19,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	126,882	24,120
Principal repayments on secured notes payable	(95,178)	(96,852)
Proceeds from tax-exempt bond financing	50,772	—
Principal repayments on tax-exempt bond financing	(23,697)	(1,479)
Net borrowings on term loans and revolving credit facility	35,113	65,376
Payment of loan costs	(4,578)	(2,573)
Redemption of mandatorily redeemable preferred securities	(98,875)	—
Proceeds from issuance of common units, High Performance Units and exercise of options/warrants	722	839
Proceeds from issuance of preferred units	124,022	—
Principal repayments received on notes due on common unit purchases	885	3,486
Repurchase and redemption of common units	(12,889)	(81)
Contributions from minority interest	12,930	—
Payment of distributions to minority interest	(16,482)	(16,250)
Payment of distributions to General Partner and Special Limited Partner	(56,295)	(76,316)
Payment of distributions to Limited Partners	(5,153)	(7,991)
Payment of distributions to high performance units	(1,427)	(1,952)
Payment of preferred unit distributions	(21,766)	(25,275)

Net cash provided by (used in) financing activities	14,986	(134,948)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,260)	7,364
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97,613	96,676
NET CHANGE IN CASH AND CASH EQUIVALENTS INCLUDED WITHIN ASSETS HELD FOR SALE FROM BEGINNING TO END OF PERIOD	12,112	(914)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,465	$103,126

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

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

        As of March 31, 2004, we:

  •
  owned an equity interest in and consolidated 174,793 units in 698 properties (which we refer to as "consolidated"), of which 174,679 units were also managed by us;

  •
  owned an equity interest in and did not consolidate 58,569 units in 406 properties (which we refer to as "unconsolidated"), of which 51,264 units were also managed by us; and

  •
  provided services or managed, for third party owners, 49,668 units in 501 properties, primarily pursuant to long-term agreements (including 39,164 units in 411 properties that are asset managed only, and not also property managed), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

        At March 31, 2004, we had outstanding 102,823,634 common OP Units, 43,446,641 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive—see Note 6).

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

NOTE 2—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the financial statements and notes thereto included in AIMCO Properties, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 financial statement amounts have been reclassified to conform to the 2004 presentation, including certain intercompany eliminations and the treatment of discontinued operations.

        The accompanying consolidated financial statements include the accounts of the Partnership, its consolidated corporate subsidiaries and consolidated real estate partnerships. Pursuant to a Management and Contribution Agreement between the Partnership and Aimco, we have acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of Aimco in which we do not have an interest, and Aimco has granted us a right of first refusal to acquire such subsidiaries' assets for no additional consideration. Pursuant to the agreement, Aimco has also granted us certain rights with respect to assets of such subsidiaries. As used herein, and except where the context otherwise requires, "partnership" refers to a limited partnership or a limited liability company and "partner" refers to a limited partner in a limited partnership or a member in a limited liability company. Interests held in consolidated real estate partnerships by limited partners other than us are reflected as minority interest in consolidated real estate partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by Aimco or us generally are not available to pay creditors of Aimco or the Partnership.

        We reflect partners' interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the non-controlling partners' share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of their minority interest balances, we record a charge equal to the minority partners' excess of distributions over their minority interest balances, even though there is no economic effect or cost. We classify this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate to minority partners losses until such time as such losses exceed the minority partners' capital account balances, in which case, we recognize 100% of the losses when the partnership is in a deficit equity position, even though we do not believe there will be an economic effect or cost. For the three months ended March 31, 2004 and 2003, approximately $1.3 million and $1.2 million, respectively, in depreciation related net losses were charged to operations.

NOTE 3—Acquisitions and Joint Ventures

        On January 30, 2004, Aimco completed the acquisition of The Palazzo at Park La Brea, a mid-rise apartment community with 521 units, for $162.9 million, which included $0.5 million in transaction costs. The Palazzo at Park La Brea is the second of three phases recently completed as part of the Park La Brea development. Aimco paid approximately $69.7 million in cash and was required to repay existing construction loan financing of approximately $92.7 million. The repayment of existing mortgage indebtedness was primarily funded through a non-recourse, long-term, variable rate, partially amortizing property note of $88.1 million, with an interest rate of 1.50% over 30-day LIBOR.

        In order to fund the acquisition of The Palazzo at Park La Brea, we loaned $69.7 million to Aimco in exchange for a note receivable, which we refer to as The Palazzo at Park La Brea Note. The note bears interest at the rate of 5.25% per annum, with interest payments due on December 31 of each year, with all unpaid principal and interest due on December 31, 2014. Upon completion of the purchase, Aimco contributed the assets and liabilities of The Palazzo at Park La Brea to us in exchange for 2,787,111 Class Twelve Partnership Preferred Units, or the Class Twelve Preferred Units. The Class Twelve Preferred Units pay distributions of $1.3125 per unit on December 31 of each year, with the first distribution being prorated from the date of issuance. Aimco repaid The Palazzo at Park La Brea Note with the proceeds from the issuance of Class U Cumulative Preferred Stock (see Note 6).

        Additionally, we completed the acquisition of a three-property portfolio located in New York City, containing an aggregate of 75 units, for a total purchase price of $17.8 million. The acquisition was primarily funded through non-recourse, long-term, fixed rate, partially amortizing property notes totaling $12.2 million, with interest rates of 5.38%.

GE Joint Venture

        On December 30, 2003 we entered into an equity financing with GE Real Estate in the form of a joint venture, which we refer to the as the GE JV. In March 2004, we contributed to the GE JV interests in an additional four of our apartment properties with a total of 900 units, and GE Real Estate contributed cash of which we received approximately $11.0 million before transaction costs and funding of reserves. The four apartment properties we contributed had an agreed upon transaction value of approximately $36.0 million and mortgage debt of approximately $21.0 million that was assumed by the GE JV. We have a 25% managing member interest in the GE JV and GE Real Estate has a 75% non-managing member interest. As a result of our control over day-to-day operations, we continue to consolidate the properties contributed to the GE JV in our consolidated financial statements and did not recognize any gain as a result of this transaction. GE Real Estate's interest in these net assets through the GE JV is included in minority interest in consolidated real estate partnerships.

NOTE 4—Mandatorily Redeemable Preferred Securities

        In April 2003, Aimco sold 4,000,000 shares of floating rate Class S Cumulative Redeemable Preferred Stock, or the Class S Preferred Stock, through a private placement to an institutional investor. The proceeds were contributed to the Partnership in exchange for Class S Partnership Preferred Units, or the Class S Preferred Units. On January 30, 2004, Aimco redeemed 1,015,228 shares of the Class S Preferred Stock at a redemption price of $24.625 per share. Additionally, on March 26, 2004, with proceeds from the issuance of the Class U Cumulative Preferred Stock (see Note 6), Aimco redeemed the remaining 2,984,772 shares of the Class S Preferred Stock at a redemption price of $24.75 per share. Concurrently with these redemptions, we redeemed for cash 1,015,228 and 2,984,772 Class S Preferred Units. In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150, for the three months ended March 31, 2004, we recorded to interest expense approximately $0.8 million of distributions paid on the Class S Preferred Units and $0.4 million resulting from a redemption value adjustment on February 1, 2004.

NOTE 5—Commitments and Contingencies

Commitments

        In connection with the March 11, 2002 acquisition of Casden Properties, Inc., or Casden, which included the merger of Casden into Aimco, and the merger of a subsidiary of Aimco into another real estate investment trust affiliated with Casden, all of which we collectively refer to as the Casden Merger, we and Aimco have the following commitments to:

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

  •
  provide a stand-by facility of $64.5 million in debt financing associated with the development of Palazzo East at Park La Brea and Westwood (as of March 31, 2004, no funds have been drawn on this stand-by facility);

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. As of March 31, 2004, we had invested $23.2 million. Casden Properties, LLC acts as general contractor for the entity that is developing Palazzo East at Park La Brea and Westwood. In addition, Casden Properties, LLC intends to pursue new development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties, LLC; and

  •
  pay $2.5 million per quarter for five years (for an aggregate amount of $50 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on our assets (as of March 31, 2004, $20.0 million has been paid).

Guarantees

        In the ordinary course of business, we provide various guarantees that are covered by the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. These guarantees include: (i) standby letters of credit, which we may provide to enhance credit or guarantee our performance under contractual obligations; (ii) limited guarantees, which we may provide to certain of our lenders and that may require us to provide funds to maintain a required loan-to-value ratio; and (iii) guarantees in connection with our syndication of historical and affordable housing tax credits, which we may provide to make available additional funding to cover operating cash flow deficiencies, cover shortfalls related to the delivery of tax credits and cover financing shortfalls related to project development. These guarantees have varying expiration dates ranging from less than one year to fourteen years. The fair value of these guarantees issued after December 31, 2002 (effective date under FIN 45), are not material to our financial statements.

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

  Other Legal Matters

        As previously disclosed, Aimco and four of its affiliated partnerships are defendants in a lawsuit brought by the City Attorney for the City and County of San Francisco ("CCSF") alleging violations of residential housing codes, unlawful business practices and unfair competition. The City Attorney asserts civil penalties from $500 to $1,000 per day for each affected unit, as well as other statutory and equitable relief. Aimco has filed a cross-complaint against CCSF, its Department of Building Inspections ("DBI") and certain of its employees, alleging constitutional violations arising out of its arbitrary and discriminatory application of its codes, and other tortious conduct. Effective May 3, 2004, Aimco and the four affiliated partnerships entered into a settlement agreement with CCSF, DBI and certain DBI employees, subject to certain conditions subsequent that must be satisfied no later than November 1, 2004 in order for the settlement agreement to become effective. The conditions subsequent include (a) approval by the Board of Supervisors of CCSF, (b) the negotiation by Aimco of a new Memorandum of Understanding with the U.S. Department of Housing and Urban Development permitting Aimco to complete a renovation of the four properties in the Hunters Point area that were the subject of CCSF's lawsuit, (c) certain repairs to nine apartment units, (d) an agreement between CCSF and Aimco and the four affiliated partnerships relative to improved public safety in the immediate vicinity of the properties, and (e) an order from the Court staying the litigation until either the above conditions are satisfied or the settlement is terminated, which order was entered May 5, 2004. If the settlement becomes effective, Aimco intends to complete a renovation of the properties. We do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, National Program Services, Inc. and Vito Gruppuso (collectively "NPS") were insurance agents who sold to Aimco property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union"). The financial failure of NPS resulted in defaults under two agreements by which NPS indemnified Aimco from losses relating to the matters described below. As a result of such defaults Aimco had a $16.7 million insurance-related receivable that was reduced to $6.7 million following Aimco's settlement with Lumbermens Mutual Casualty Company ("Lumbermens") and an insurance agency. In addition, Aimco has pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages. The contingent liabilities arising from the NPS defaults also resulted in litigation against Aimco by Cananwill, Inc. ("Cananwill"), a premium funding company, regarding an alleged balance due of $5.7 million on a premium finance agreement that funded premium payments made to National Union. Aimco is also a plaintiff in litigation against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., alleging Cananwill's conversion of $1.6 million of unearned premium belonging to Aimco and misapplication of such funds to the alleged debt asserted in the lawsuit initiated by Cananwill. The previously disclosed litigation brought by WestRM—West Risk Markets, Ltd. ("WestRM") against XL Reinsurance America, Inc. ("XL"), Greenwich Insurance Company ("Greenwich") and Lumbermens in which Aimco has been made a third party defendant continues. Similarly, the previously disclosed litigation brought by Highlands Insurance Company ("Highlands") against Cananwill, XL, Greenwich and Aimco also continues. In those cases where Aimco is a defendant, Aimco believes that it has meritorious defenses to assert, will vigorously defend itself against claims brought against them, and will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, on August 8, 2003 we were served with a complaint in the United States District Court, District of Columbia alleging that we willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, an affiliate of ours. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges that we failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." We have filed an answer to the amended complaint denying the substantive allegations. Discovery is currently underway. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

        As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting a formal investigation relating to certain matters. We believe the areas of investigation include Aimco's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. Aimco is cooperating fully. We do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

NOTE 6—Partners' Capital

Preferred OP Units

        On March 24, 2004, Aimco sold 8,000,000 shares ($200.0 million) of 7.75% Class U Cumulative Preferred Stock, par value $0.01 per share, or the Class U Preferred Stock, in a registered public offering generating net proceeds of approximately $193.7 million. Proceeds of $69.8 million were paid by Aimco to us to repay The Palazzo at Park La Brea Note (see Note 3) and concurrently 2,787,111 Class Twelve Preferred Units were converted into 2,787,111 Class U Partnership Preferred Units, or the Class U Preferred Units. The remaining net proceeds were contributed by Aimco to us in exchange for 5,212,889 Class U Preferred Units. We used approximately $74.0 million of the net proceeds to redeem the floating rate Class S Preferred Units (see Note 4) and the remainder was applied to our revolving credit facility, with the intention of redeeming the 9.00% Class P Partnership Preferred Units, or the Class P Preferred Units, on April 21, 2004 (see Note 13). The Class U Preferred Units have substantially the same terms as the shares of Class U Preferred Stock. Holders of the Class U Preferred Stock are entitled to receive quarterly dividend payments of $0.484375 per share, equivalent to $1.9375 per share on an annual basis, or 7.75% of the $25 per share liquidation preference, beginning on July 15, 2004. Class U Preferred Stock is senior to Aimco Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of distributions by Aimco are made to any holders of Aimco Class A Common Stock or Common OP Units, the holders of the Class U Preferred Stock and Class U Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends. Each share of Class U Preferred Stock is redeemable at Aimco's option beginning March 24, 2009 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. Distributions will be made on the Class U Preferred Units at the same time and in the same amount as dividends on the Class U Preferred Stock.

Common OP Units

        We completed tender offers for limited partnership interests and acquisitions of individual properties resulting in the issuance of approximately 12,000 and 17,000 common OP Units for the three months ended March 31, 2004 and 2003, respectively.

        During the three months ended March 31, 2004 and 2003, approximately 3,000 and 5,000 common OP Units, respectively, were redeemed in exchange for cash and approximately 359,000 and 75,000 common OP Units, respectively, were redeemed in exchange for shares of Aimco Class A Common Stock.

        On February 18, 19 and 24, 2004, Aimco purchased on the open market 30,000, 60,000 and 20,000 shares of Aimco Class A Common Stock, respectively, at an average price per share of approximately $32.03, $32.17 and $31.26, respectively. Concurrently, we purchased 30,000, 60,000, and 20,000 common OP Units from Aimco.

        On February 24, 2004, Aimco completed the purchase of 287,272 shares of Aimco Class A Common Stock from the representatives of the plaintiffs in the litigation known as In re Real Estate Associates v. Casden et al, or the REAL Litigation. Aimco paid in cash an aggregate of approximately $9.1 million to the representatives of the plaintiffs for the shares, or $31.60 per share. The plaintiffs received these shares from Alan I. Casden on December 30, 2003 pursuant to the previously disclosed Stipulation of Settlement with the plaintiffs and their counsel relating to the REAL Litigation and the previously disclosed Settlement Agreement with the prior shareholders of Casden Properties, Inc., National Partnership Investments Corp., or NAPICO, which Aimco acquired in the Casden Merger, and Aimco. Concurrently, we purchased 287,272 common OP Units from Aimco.

        Additionally, in connection with the Settlement Agreement and the indemnification agreement we have with the Casden sellers, we have notes receivable from Alan I. Casden for an aggregate total of $35 million. Pursuant to the Settlement Agreement and the indemnification agreement, these notes can be satisfied with an aggregate total of approximately 804,000 shares of Aimco Class A Common Stock (including shares to cover interest that will accrue over the terms of the notes), which shares will be valued at $47 per share. In the event shares of Aimco Class A Common Stock are used to satisfy these obligations, we will record contingent consideration to the extent the fair value of Aimco Class A Common Stock is less than $47 per share at that date.

  High Performance Units

        At March 31, 2004, we had outstanding 4,398 Class V High Performance Partnership Units, or the Class V Units, for which the valuation period began on January 1, 2002 and will end on December 31, 2004. Additionally, we had outstanding 5,000 Class VI High Performance Partnership Units, or the Class VI Units, for which the valuation period began on January 1, 2003 and will end on December 31, 2005.

At March 31, 2004, we did not meet the required measurement benchmarks for the Class V Units or Class VI Units. Therefore, as of March 31, 2004 such High Performance Units have no dilutive effect.

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

        Effective January 1, 2003, Aimco adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, or SFAS 148, and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, Aimco now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, Aimco followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting. Under APB 25, because the exercise price of Aimco's employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. For purposes of the pro forma disclosures below, the estimated fair values for all awards made prior to January 1, 2003 are amortized over the respective vesting period for each such option and are shown as expense as if SFAS 123 had been applied to all such awards.

        The following table illustrates the effect on net income (loss) and earnings (loss) per unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2004	2003
Net loss attributable to common unitholders, as reported	$(6,444)	$(193)
Add stock-based employee compensation expense included in reported net income:
Restricted stock awards	415	1,222
Stock options	364	167
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(415)	(1,222)
Stock options	(1,535)	(1,965)

Pro forma net loss attributable to common unitholders	$(7,615)	$(1,991)

Basic loss per common unit:
Reported	$(0.06)	$0.00
Pro forma	$(0.07)	$(0.02)
Diluted loss per common unit:
Reported	$(0.06)	$0.00
Pro forma	$(0.07)	$(0.02)

        The effects of applying SFAS 123 in calculating pro forma income attributable to common unitholders and pro forma basic and diluted earnings per unit may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

NOTE 8—Discontinued Operations and Assets Held for Sale

        At March 31, 2004, we had seven properties with an aggregate of 1,175 units classified as held for sale. For the three months ended March 31, 2004 and 2003, we included the results of operations of these properties in discontinued operations. During the three months ended March 31, 2004, we sold ten properties with an aggregate of 2,418 units. For the three months ended March 31, 2004 and 2003, we also included in discontinued operations the results of operations of these ten properties before the sale and the related gain/loss on sale. During the year ended December 31, 2003, we sold 72 properties with an aggregate of 18,291 units. For the three months ended March 31, 2003, we also included in discontinued operations the results of operations of these 72 properties before the sale and the related gain/loss on sale.

        The following is a summary of the components of income (loss) from discontinued operations for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	For the Three Months Ended March 31,
	2004	2003
Rental and other property revenues	$3,866	$32,917
Property operating expense	(2,918)	(15,149)

Net operating income	948	17,768

Other (expenses) income, net	(340)	(317)
Depreciation and amortization	(408)	(7,562)
Interest expense	(1,018)	(7,782)
Interest income	2	65
Minority interest in consolidated real estate partnerships	280	124

Income (loss) from operations	(536)	2,296
Gain on dispositions of real estate, net of minority partners' interest	11,360	3,488
Impairment loss on real estate assets sold or held for sale	(14)	(5,287)
Recovery of deficit distributions to minority partners	3,313	225
Income tax arising from disposals	(697)	(1,328)

Income (loss) from discontinued operations	$13,426	$(606)

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale of $51.3 million at March 31, 2004 include real estate with a net book value of $39.6 million and restricted cash and other assets of $11.7 million. Liabilities related to assets classified as held for sale of $32.0 million at March 31, 2004 include mortgage debt of $27.7 million. Assets classified as held for sale of $129.5 million at December 31, 2003 include real estate net book value of $97.9 million, represented by 17 properties with 3,593 units that were classified as assets held for sale during 2003 and 2004. Liabilities related to assets classified as held for sale of $74.4 million at December 31, 2003 include mortgage debt of $68.0 million. The estimated proceeds, less anticipated costs to sell certain of these assets, were less than the net book value, and therefore we recorded impairments of $0.01 million and $5.3 million for the three months ended March 31, 2004 and 2003, respectively. We are also marketing for sale properties other than those described above, both consolidated and unconsolidated that are not accounted for as assets held for sale because they do not meet the criteria under SFAS 144.

NOTE 9—Earnings Per Unit

        We calculate earnings per unit based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

	For the Three Months Ended March 31,
	2004	2003
Numerator:
Income from continuing operations	$6,184	$25,737
Less net income attributable to preferred unitholders	(22,097)	(25,324)

Numerator for basic and diluted earnings per common unit—Income (loss) from continuing operations	$(15,913)	$413

Income (loss) from discontinued operations	$13,426	$(606)

Cumulative effect of change in accounting principle	$(3,957)	$—

Net income	$15,653	$25,131
Less net income attributable to preferred unitholders	(22,097)	(25,324)

Numerator for basic and diluted earnings per common unit—Net loss attributable to common unitholders	$(6,444)	$(193)

Denominator:
Denominator for basic earnings per common unit—weighted average number of common units	104,346	104,715
Effect of dilutive securities:
Dilutive potential common units	—	94

Denominator for diluted earnings per common unit	104,346	104,809

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.15)	$0.00
Income (loss) from discontinued operations	$0.13	$0.00
Cumulative effect of change in accounting principle	$(0.04)	$0.00

Net loss attributable to common unitholders	$(0.06)	$0.00

Diluted earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.15)	$0.00
Income (loss) from discontinued operations	$0.13	$0.00
Cumulative effect of change in accounting principle	$(0.04)	$0.00

Net loss attributable to common unitholders	$(0.06)	$0.00

        All of our convertible preferred OP Units are anti-dilutive on an "as converted" basis, therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator. We have excluded from diluted earnings per unit the common OP Unit equivalents related to approximately 11.7 million and 9.5 million of vested and unvested stock options, units issued for non-recourse notes receivable, and restricted stock awards for the three months ended March 31, 2004 and 2003, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per unit in accordance with Statement on Financial Accounting Standards No. 128, Earnings per Share, we treat the unvested portion of restricted shares as common OP Unit equivalents.

NOTE 10—Business Segments

        We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management, syndication based activities, and other services relating to the apartment business to third parties and affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. We consider disclosure of different components of the multifamily housing business to be useful. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three months ended March 31, 2004 and 2003. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment.

        Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments' performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business including net operating income, free cash flow, funds from operations, and adjusted funds from operations. In 2004, the chief operating decision maker has emphasized net operating income as a key measurement of segment profit or loss. Accordingly, we have disclosed net operating income for each of our segments below. Net operating income is defined as segment revenues (after the elimination of intersegment revenues) less direct segment operating expenses. In 2003, we reported free cash flow as the primary basis for measurement of segment profit or loss. Certain reclassifications have been made to 2003 amounts to conform to the 2004 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the requirements of SFAS 144 and intercompany eliminations.

        The following table presents revenues and net operating income for the three months ended March 31, 2004 and 2003, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Revenues:
Real estate segment	$359,902	$351,398
Investment management segment:
Gross revenues	35,977	31,788
Elimination of intersegment revenues	(19,453)	(16,761)

Net revenues after elimination	16,524	15,027

Total revenues of reportable segments	$376,426	$366,425

Net operating income:
Real estate segment	$194,149	$199,142
Investment management segment	11,871	11,075

Total net operating income of reportable segments	206,020	210,217
Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(90,870)	(85,467)
General and administrative expenses	(18,632)	(9,735)
Other (expenses) income, net	1,141	3,595

Operating income	$97,659	$118,610

	March 31, 2004	December 31, 2003
ASSETS (in thousands)
Total assets for reportable segments(1)	$9,972,770	$9,723,967
Corporate and other assets	382,050	400,650

Total consolidated assets	$10,354,820	$10,124,617

(1)
Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

NOTE 11—Recent Accounting Developments

FASB Interpretation No. 46

        As of March 31, 2004, we adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46 and applied its requirements to all entities in which we hold a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

        We determined that we are the primary beneficiary of 27 previously unconsolidated and five previously consolidated VIEs. These VIEs consist of partnerships that are engaged, directly or indirectly, in the ownership and management of 29 apartment properties with 3,478 units. The initial consolidation of the previously unconsolidated entities as of March 31, 2004 resulted in an increase in our consolidated total assets (primarily real estate), liabilities (primarily indebtedness) and minority interest of approximately $113.5 million, $90.6 million and $26.8 million, respectively. Substantially all of the assets of the consolidated VIEs are collateral for the VIE's obligations. The creditors of the consolidated VIEs do not have recourse to our general credit. We recorded a charge of approximately $4.0 million for the cumulative effect on retained earnings resulting from the adoption of FIN 46 as of March 31, 2004. This charge is attributable to our recognition of cumulative losses allocable to minority interests that would otherwise have resulted in minority interest deficits.

        We also determined that we hold variable interests in 70 VIEs for which we are not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 77 apartment properties with 8,355 units. We are involved with those VIEs as a non-controlling equity holder, lender, management agent, or through other contractual relationships. Our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $37.2 million at March 31, 2004. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future.

        We do not expect that the ongoing effects of FIN 46 will be material to our consolidated financial condition or results of operations taken as a whole.

NOTE 12—Related Party Notes Receivable

        In exchange for the sale of certain real estate assets to Aimco in December 2000, we received notes receivable, which we refer to as the Notes, totaling $10.1 million. The Notes bear interest at the rate of 5.7% per annum. Of the $10.1 million total, $7.6 million is due upon demand, and the remainder is due in scheduled semi-annual payments with all unpaid principal and interest due on December 31, 2010. At March 31, 2004, the balance of the Notes totaled $12.1 million, which includes accrued and unpaid interest.

NOTE 13—Subsequent Events

Redemption of the Class P Preferred Units

        On April 21, 2004, Aimco redeemed for cash all 3,999,662 outstanding shares of its Class P Preferred Stock for a total redemption price of $25.0375 per share, which included a redemption price of $25 per share, or $100.0 million, and $0.0375 of accumulated and unpaid dividends through April 20, 2004. Prior to its redemption, the holders of the Class P Preferred Stock were entitled to receive quarterly dividends of $0.5625 per share, equivalent to $2.25 per share on an annual basis, or 9% of the $25 per share liquidation preference. Concurrently with this redemption, we redeemed 3,999,662 Class P Preferred Units.

Approval of Class VII High Performance Partnership Units

        On April 30, 2004, Aimco stockholders approved the sale of up to 5,000 of our Class VII High Performance Partnership Units, or the Class VII Units, to a limited liability company owned by a limited number of Aimco employees for an aggregate offering price of up to $915,000. The Class VII Units have identical characteristics to the Class VI Units sold in 2003, except for a different three-year measurement period. The valuation period of the Class VII Units began on January 1, 2004 and will end on December 31, 2006.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco's current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2003 and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, "we," "our," "us" and the "Company" refer to the Partnership and the Partnership's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

Executive Overview

        We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of March 31, 2004, we owned or managed a real estate portfolio of 1,605 apartment properties containing 283,030 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.

        The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Funds From Operations, or FFO, less spending for Capital Replacements; same store property operating results; net operating income; net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. These terms are defined and described in the sections captioned "Funds From Operations" and "Capital Expenditures" below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; unemployment rates; single-family and multifamily starts; and interest rates.

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

        We have grown rapidly over the past decade, and during the past three years our growth has moderated. In the first quarter of 2004, the apartment industry continued to face a challenging operating environment—unemployment, job growth at a pace slower than anticipated, low interest rates and an abundant supply of housing alternatives. In addition, we experienced greater difficulty as compared to our peers because our property operating systems and structure were not as effective as our peers in meeting the challenges presented by the apartment markets.

        We have adjusted our business strategies to compete successfully in challenging times and to be ready to maximize our opportunities as the economy improves. We are focused on improving our conventional property operations, which are conducted through 15 regional operating centers, or ROCs. This structure provides us with the opportunity to keep decision-making close to the customers we serve and the properties we maintain. We are focused on providing our ROCs with more resources and better systems and reducing employee turnover. We are standardizing numerous processes, including such items as price setting and resident selection. Our focus on resident selection is designed to make our communities more desirable places to live and work, which will result in better financial performance due to higher and more stable occupancy levels, increased pricing power and reduced costs.

        In first quarter 2004 we continued to address property operations and those efforts will continue throughout the remainder of 2004. In first quarter 2004 we focused on a number of areas related to improving operations, including those related to resident selection, marketing, pricing, operating cost management and customer satisfaction. However, we still have a number of steps to take to build revenue through increased occupancy with residents that meet our financial stability standards. In addition, we will continue to seek opportunities to reinvest in our properties through redevelopment and to manage our portfolio through property sales and acquisitions.

        The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.

Results of Operations

Overview

        We recognized net income of $15.7 million and net loss attributable to common unitholders of $6.4 million for the three months ended March 31, 2004, compared to net income of $25.1 million and net loss attributable to common unitholders of $0.2 million for the three months ended March 31, 2003, a decrease of $9.4 million and $6.2 million, respectively. This decrease was principally due to:

  •
  a decline in consolidated same store net operating results of 5.4% for the first quarter of 2004 compared to the first quarter of 2003;

  •
  an increase in general and administrative expenses; and

  •
  the cumulative effect of change in accounting principle due to implementation of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46.

        These decreases were partially offset by:

  •
  an increase in net gain on disposition of real estate recognized in discontinued operations; and

  •
  lower minority interest allocations as a result of lower property operating results.

        The following paragraphs discuss these and other items affecting our results of operations in more detail.

Rental Property Operations

        Our net income is primarily generated from the operations of our consolidated properties. The principal components within our total consolidated property operations are: consolidated same store properties, which consist of all conventional properties that were owned, stabilized and consolidated for all periods presented; and other consolidated entities, which include acquisition, newly consolidated, affordable and redevelopment properties.

        The following table summarizes the overall performance of our consolidated properties for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Rental and other property revenues	$359,902	$351,398
Property operating expenses	165,753	152,256

Net operating income	$194,149	$199,142

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, net operating income for our consolidated property operations decreased by $5.0 million, or 2.5%. This decrease was principally due to a $9.8 million, or 5.4%, decrease in consolidated same store net operating income. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results." This decrease was offset by a $3.2 million increase related to operations of acquisition properties, which were principally comprised of The Palazzo at Park La Brea and a three-property portfolio purchased in first quarter 2004, as well as three properties purchased in 2003. The decrease was further offset by a $1.6 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method (ten properties that were first consolidated in 2003).

Conventional Same Store Property Operating Results

        Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define "same store" properties as conventional properties in which our ownership interest exceeds 10% and the operations of which are stabilized for all periods presented. To ensure comparability, the information for all periods shown is based on current period ownership. The following table summarizes the unaudited conventional rental property operations on a "same store" basis (which is not in accordance with generally accepted accounting principles, or GAAP) and reconciles them to consolidated rental property operations (which is in accordance with GAAP) described in the above comparative discussions (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Our share of same store revenues	$271,025	$274,756
Our share of same store expense	115,475	111,316

Our share of same store net operating income	$155,550	$163,440
Minority partners' share of same store net operating income	24,459	26,617
Our share of unconsolidated same store net operating income	(6,198)	(7,045)
Other consolidated entities	20,338	16,130

Consolidated net operating income	$194,149	$199,142

Same Store Statistics
Properties	576	576
Apartment units	162,315	162,315
Average physical occupancy	89.0%	90.5%
Average rent collected/unit/month	$725	$730

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, our share of same store net operating income decreased $7.9 million, or 4.8%. Revenues decreased $3.7 million, or 1.4%, primarily due to lower average rent (down $5 per unit), lower occupancy (down 1.5%), offset by higher utility reimbursements from residents and decreased bad debt. Expenses increased by $4.2 million, or 3.7%, primarily due to: an increase of $4.4 million in compensation and benefit expense related to a new employee health plan, increased staffing levels and lower capitalized payroll related to lower capital spending; an increase of $1.6 million in utilities due to the increase in the cost of natural gas; and an increase of $1.3 million in property hazard insurance due to increased casualty losses in the first quarter of 2004. These increases in expense were offset by a decrease of $1.9 million in turnover costs in the first quarter of 2004 related to fewer new tenant move-ins; a decrease of $0.3 million in administrative and marketing due to lower temporary office help and resident locater fees; and a decrease of $0.7 million in contract services and repairs and maintenance primarily driven by lower snow removal expense.

Property Management

        We earn income from property management primarily from unconsolidated real estate partnerships for which we are the general partner. The income is primarily in the form of fees generated through property management and other associated activities. Our revenue from property management decreases as we consolidate real estate partnerships and the income generated is therefore eliminated in consolidation. We expect this trend to continue as we increase our ownership in more of these partnerships or otherwise determine that consolidation is required by GAAP. Offsetting the revenue earned in property management are the direct expenses associated with property management.

        The following table summarizes the overall performance of our property management for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Property management revenues, primarily from affiliates	$8,256	$9,239
Property management expenses	2,342	2,117

Net operating income from property management	$5,914	$7,122

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, property management income decreased by $1.2 million, or 17.0%. This decrease was principally a result of the consolidation of additional real estate partnerships, which required elimination of the fee income associated with these entities.

Activity Fees and Asset Management

        Activity fees are generated from transactional activity including dispositions, syndications, tax credit redevelopments and refinancings. These transactions occur on varying timetables and thus the income generated may vary from period to period. Asset management income is from the financial management of properties, rather than management of day-to-day property operations. Offsetting the revenue earned in activity fees and asset management are the direct expenses associated with these activities.

        The following table summarizes the overall performance of our activity fees and asset management for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Activity fees and asset management revenues, primarily from affiliates	$8,268	$5,788
Activity and asset management expenses	2,311	1,835

Net operating income from activity fees and asset management	$5,957	$3,953

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, activity fees and asset management income increased by $2.0 million, or 50.7%. This increase was principally a result of $1.4 million, $1.3 million, and $1.2 million of increases related to refinancing, developer, and asset management fees, respectively, due to a larger number of closed transactions in the first quarter of 2004 than in the first quarter of 2003. These increases were partially offset by a $1.5 million decrease related to syndication fees.

Depreciation and Amortization

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, depreciation and amortization increased $5.4 million, or 6.3%. This increase was principally due to $3.0 million of additional depreciation related to new capital spending on same store properties, as well as $1.0 million and $1.5 million of additional depreciation related to the acquisition and newly consolidated properties, respectively.

General and Administrative Expenses

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, general and administrative expenses increased $8.9 million, or 91.4%. This increase was principally due to a $3.9 million increase in compensation and benefit expense related to a new employee health plan, increased staffing levels and accrued variable compensation, approximately $3.0 million of higher consulting, legal and compliance costs and $1.0 million of benefit in the first quarter of 2003 related to forfeited deposits on sales.

Other Expenses (Income), Net

        Other expenses (income), net includes tax provision/benefit, risk management activities related to our unconsolidated partnerships and partnership expenses.

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, other income decreased by $2.5 million, or 68.3%. This decrease was principally due to a $5.9 million lower tax benefit recognized in 2004 as compared to 2003. In first quarter 2003, there was an $8.0 million tax benefit related to the reversal of an income tax valuation reserve. This decrease was somewhat offset by an increase in risk operations due to better claim loss experience.

Interest Expense

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, interest expense, which includes the amortization of deferred financing costs, increased $4.0 million, or 4.5%. This increase was principally related to a $3.6 million decrease in capitalized interest due to redevelopment properties being placed in service and an increased amount of debt outstanding related to our acquisition and newly consolidated properties.

Minority Interest in Consolidated Real Estate Partnerships

        For the three months ended March 31, 2004, compared to the three months ended March 31, 2003, minority interest in consolidated real estate partnerships decreased $2.1 million. These decreases were principally a result of decreased earnings caused by lower property operating results than in the prior year offset by increases due to the minority interest partners' share of our joint venture with GE Real Estate.

Discontinued Operations

        For properties accounted for as held for sale under SFAS 144, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense to the extent there is secured debt on the property and the associated minority interest. In addition, any impairments on assets held for sale, and the net gain on the eventual disposal of properties held for sale is reported as discontinued operations.

        For the three months ended March 31, 2004 and 2003, income from discontinued operations totaled $13.4 million compared to a loss of $0.6 million, respectively, which includes loss from operations of $0.5 million and income from operations of $2.3 million, respectively. For the three months ended March 31, 2004, the loss from operations included 17 properties that were sold or classified as held for sale during the first quarter of 2004. For the three months ended March 31, 2003, the income from operations included 89 properties that were sold or classified as held for sale in the first quarter of 2004 and all of 2003. Due to varying number of properties and the timing of sales, income (loss) from operations is not comparable year to year.

        During the three months ended March 31, 2004, we sold ten properties, resulting in a net gain on sale of approximately $10.7 million (which is net of $0.7 million of related taxes). During the three months ended March 31, 2003, we sold nine properties, resulting in a net gain on sale of approximately $2.2 million (which is net of $1.3 million of related taxes). Additionally, we recognized $5.3 million in impairments on assets sold or held for sale in the three months ended March 31, 2003.

        Gains (losses) on properties sold are determined on a property-by-property basis and are not comparable year over year due to individual property differences. We considered the properties sold, as well as the properties classified as held for sale, to be inconsistent with our long-term investment strategy. See Note 8 of the consolidated financial statements for more details on discontinued operations.

Cumulative Effect of Change in Accounting Principle

        For the three months ended March 31, 2004, we recorded a $4.0 million cumulative effect of change in accounting principle related to the implementation of FIN 46. This charge is attributable to our recognition of cumulative losses allocable to minority interest that would otherwise have resulted in minority interest deficits. See Note 11 of the consolidated financial statements for further information.

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

Allowance for Losses on Notes Receivable

        We estimate the collectibility of notes receivable by assessing the likelihood of ultimate realization of these receivables. We establish an allowance for losses on notes receivable based on an evaluation of a variety of factors, such as: an amount that is adequate to absorb losses in the existing portfolio; an evaluation of the risk inherent in the portfolio, including the current credit-worthiness of each borrower; the composition of the portfolio, including specific impaired notes receivable; current economic conditions; full realizable value or the fair value of the underlying collateral; historical loss experience; our estimate of probable credit losses and other factors. During the three months ended March 31, 2004 and 2003, we identified and recorded none and $0.7 million in losses on notes receivable, respectively. We will continue to monitor and assess these notes, and we may make changes in required reserves in the future due to changes in the market environment.

Capitalized Costs

        We capitalize direct and allocable indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, Capital Improvement and Capital Replacement activities. We charge to expense as incurred indirect costs that do not relate to the above activities, including general and administrative expenses. The amounts capitalized depend on the volume and costs of such activities. Based on the level of capital spending during the three months ended March 31, 2004, if capital activities had increased or decreased during the period by 10%, our income would have increased or decreased, respectively, by $1.1 million. See further discussion under the heading "Capital Expenditures."

Funds From Operations

        Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, cumulative effect of change in accounting principle, gains on dispositions of depreciable real estate, gains on dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for amortization of intangibles and deficit distributions to minority partners. We calculate FFO (diluted) by subtracting redemption related preferred OP Unit issuance costs and distributions on preferred OP Units, adding back distributions on dilutive preferred securities and adding back the interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts. For the three months ended March 31, 2004 and 2003, our FFO is calculated as follows (amounts in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss attributable to common unitholders(1)	$(6,444)	$(193)
Adjustments:
Depreciation and amortization	90,870	85,467
Depreciation and amortization related to non-real estate assets	(4,920)	(5,286)
Depreciation of rental property related to minority partners' interest(2)	(10,788)	(7,273)
Depreciation of rental property related to unconsolidated entities	6,070	6,503
Loss on dispositions of real estate related to unconsolidated entities	17	79
Deficit distributions to minority partners	4,438	5,468
Cumulative effect of change in accounting principle	3,957	—
Discontinued operations:
Depreciation of rental property, net of minority partners' interest(2)	512	6,632
Gain on dispositions of real estate, net of minority partners' interest(2)	(11,360)	(3,488)
Recovery of deficit distributions to minority partners	(3,313)	(225)
Income tax arising from disposals	697	1,328
Preferred OP Unit distributions	22,097	25,324

Funds From Operations	$91,833	$114,336
Preferred OP Unit distributions	(22,097)	(25,324)
Distributions on dilutive preferred securities	890	3,177
Interest expense on mandatorily redeemable convertible preferred securities	—	247

Funds From Operations attributable to common unitholders—diluted	$70,626	$92,436

Weighted average number of common OP Units, common OP Unit equivalents and dilutive preferred securities outstanding:
Common OP Units and equivalents(3)	104,391	104,809
Dilutive preferred securities	1,773	4,672

Total	106,164	109,481

Cash flow provided by operating activities	$41,582	$122,707
Cash flow (used in) provided by investing activities	(77,828)	19,605
Cash flow provided by (used in) financing activities	14,986	(134,948)

Notes:

(1)
Represents our numerator for earnings per common unit calculated in accordance with GAAP

(2)
"Minority partners' interest," as referenced on this line item and others in this presentation means minority interest in our consolidated real estate partnerships

(3)
Represents our denominator for earnings per common unit—diluted calculated in accordance with GAAP

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

        At March 31, 2004, we had $92.7 million in cash and cash equivalents (including $4.2 million of cash and cash equivalents that is included within Assets Held for Sale), a decrease of $21.3 million from December 31, 2003. At March 31, 2004, we had $281.4 million of restricted cash (including $2.8 million of restricted cash that is included within Assets Held for Sale), primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities

        For the three months ended March 31, 2004, our net cash provided by operating activities of $41.6 million was primarily due to operating income from our consolidated properties, which is determined by rental rates, occupancy levels and operating expenses related to our portfolio of properties. This was a decrease of $81.1 million as compared to the three months ended March 31, 2003, driven by lower property operating results and changes in operating assets and liabilities. These changes primarily related to an increase in restricted cash related to certain operating escrows, a decrease in accrued liabilities in relation to payment of accrued property taxes and interest, and an increase in our prepaid insurance accounts as a result of premiums paid. We intend for our net cash from operating activities to fund distributions paid to unitholders.

Investing Activities

        For the three months ended March 31, 2004, our net cash used in investing activities of $77.8 million was primarily related to the acquisitions of The Palazzo at Park La Brea and a three-property portfolio in New York, as well as investments in our existing real estate assets through capital spending (see further discussion on capital expenditures under the heading "Capital Expenditures"). These uses were offset by proceeds received from sales of properties.

        Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment, in both cases, as compared to alternative uses for our capital. In the three months ended March 31, 2004, we sold ten consolidated properties and eleven unconsolidated properties. These properties were sold for an aggregate sales price of $128.9 million. The consolidated properties generated proceeds, after payment of transaction costs, of $83.4 million. Our share of the total net proceeds from the sale of the 21 properties, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $46.1 million. These proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. Proceeds from 2004 dispositions are expected to be slightly below the levels of 2003, and we plan to use such proceeds to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, and for other operating needs and corporate purposes.

Financing Activities

        For the three months ended March 31, 2004, net cash provided by financing activities of $15.0 million primarily related to proceeds from the issuance of Class U Partnership Preferred Units and proceeds from mortgage refinancings. These were offset by payments on our secured notes payable, payment of our distributions, repurchases of common OP Units and redemptions of mandatorily redeemable preferred securities (see notes to the consolidated financial statements for further details on these activities).

  Mortgage Debt

        During the three months ended March 31, 2004, we refinanced or closed mortgage loans on ten consolidated properties generating $77.3 million of proceeds from borrowings with a weighted average interest rate of 4.86%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $16.3 million. In addition, we closed mortgage loans on seven unconsolidated properties, with a weighted average interest rate of 3.85%, for net proceeds of $20.4 million, which proceeds are included in our distributions received from investments in unconsolidated real estate partnerships, within investing activities. Our total net proceeds from these loans of $36.7 million were used to repay existing short-term debt and for other corporate purposes. In 2004 we intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.

        During the three months ended March 31, 2004, we closed mortgage loans totaling $100.3 million, with a weighted average interest rate of 2.94%, to finance the two acquisitions that we completed in the first quarter.

  Revolving Credit Facility and Term Loans

        We have an outstanding revolving credit facility, which we refer to as the Revolver, with a syndicate of financial institutions having aggregate lending commitments of $445 million. At March 31, 2004, the Revolver had an outstanding principal balance of $127.5 million and an interest rate of 3.98% based on weighted average LIBOR contracts outstanding with various maturities plus 2.85%. The Revolver matures in July 2005. The amount available under the Revolver at March 31, 2004 was $294.5 million (after giving effect to $23.0 million outstanding for undrawn letters of credit issued under the Revolver). The maximum amount available for borrowing under the Revolver fluctuates based on established criteria defined therein and is typically the $445 million that has been syndicated.

        In May 2003, we borrowed $250 million through a syndicated term loan, which we refer to as the Term Loan. The Term Loan matures in May 2008 and is repayable at our option at any time without penalty. At March 31, 2004, the Term Loan had an outstanding principal balance of $250 million and an interest rate of 3.86% (based on a designated LIBOR rate plus 2.85%). All financial covenant requirements of the Term Loan are the same as the Revolver and the term loan we entered into with a syndicate of financial institutions in connection with the Casden Merger in March 2002, which we refer to as the Casden Loan. At March 31, 2004, the Casden Loan had an outstanding principal balance of $93.0 million and an interest rate of 3.95% (based on a designated LIBOR rate plus 2.85%). The Casden Loan matures in March 2005. At March 31, 2004, we were in compliance with all of our covenant requirements.

Capital Expenditures

        Effective January 1, 2004, all capital spending is classified as either Capital Replacements, which we refer to as CR, Capital Improvements, which we refer to as CI, or redevelopment. These categories replace our prior capital spending categories—capital replacements, capital enhancements, redevelopment, initial capital expenditures, and disposition capital expenditures. We believe the new classifications will be simpler to apply, allow more discrete differentiation between categories, facilitate sound economic decisions, and assist investors and analysts in better understanding our capital spending.

        Non-redevelopment capitalizable expenditures are apportioned between CR and CI based on the useful life of the capital item under consideration and the period we have owned the property (i.e., the portion that was consumed during our ownership of the item represents CR; the portion of the item that was consumed prior to our ownership represents CI).

        For the three months ended March 31, 2004, we spent a total of $12.2 million on Capital Replacements. These are expenditures that do not increase the value, profitability or useful life of an asset from its original purchase condition, but represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the three months ended March 31, 2004, we spent a total of $9.3 million and $14.1 million, respectively, on Capital Improvements and redevelopment. CI expenditures represent all non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition, and redevelopment expenditures represent expenditures that substantially upgrade the property.

        The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI and redevelopment for the three months ended March 31, 2004 on a per unit and total dollar basis (based on approximately 162,000 ownership equivalent units), and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
	(in thousands)
Capital Replacements:
Building interiors	$3,092	$19
Includes: hot water heaters, kitchen/bath, computers, submetering
Building exteriors	1,352	8
Includes: roofs, exterior painting, electrical, plumbing
Landscaping and grounds	782	5
Includes: parking lot improvements, pool improvements
Turnover related	4,317	27
Includes: carpet, vinyl, tile, appliance, and fixture replacements
Capitalized payroll and other indirect costs	2,657	16

Total our share of Capital Replacements	$12,200	$75

Capital Improvements:
Conventional	6,847
Affordable	2,493

Total our share of Capital Improvements	$9,340

Redevelopment:
Conventional	10,743
Affordable	3,368

Total our share of redevelopment	$14,111

Total our share of Capital Expenditures	$35,651
Plus minority partners' share of consolidated spending	4,905
Less our share of unconsolidated spending	(2,520)

Total spending per Consolidated Statement of Cash Flows	$38,036

        We funded all of the above capital expenditures with cash provided by operating activities, working capital, and borrowings under the Revolver.

Contractual Obligations

        This table summarizes information regarding contractual obligations and commitments as of March 31, 2004 (amounts in thousands):

	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Scheduled long-term debt maturities	$5,794,338	$159,702	$851,853	$745,966	$4,036,817
Secured credit facility and term loans	470,500	—	220,500	250,000	—
Mandatorily redeemable preferred securities	15,119	—	—	—	15,119
Leases for space occupied	24,281	4,218	10,119	9,944	—
Development fee payments(1)	30,000	7,500	20,000	2,500	—

Total	$6,334,238	$171,420	$1,102,472	$1,008,410	$4,051,936

(1)
The development fee payments above were established in connection with the Casden Merger and represent Aimco's and our commitment related to the Casden Development Company, LLC. Aimco agreed to pay $2.5 million per quarter for five years (up to an aggregate amount of $50.0 million) to Casden Development Company, LLC as a retainer on account for redevelopment services on our assets.

        Additionally, in connection with the Casden Merger, we are committed to purchase two properties for minimum consideration of approximately $400 million, provide a stand-by facility of $64.5 million in debt financing associated with development, and invest up to $50 million for a 20% limited liability company interest in Casden Properties, LLC. See Note 5 of the consolidated financial statements for detailed information on these commitments.

Future Capital Needs

        In addition to the items set forth in "Contractual Obligations" above, we expect to fund any future acquisitions, redevelopment and Capital Improvements principally with proceeds from property sales (including 1031 exchange proceeds), short-term borrowings, debt and equity financings and operating cash flows. In 2004, we plan to commence as many as 40 redevelopments with average spending per project in the $2 million to $10 million range.

Off-Balance Sheet Arrangements

        We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through portfolio acquisitions, direct purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges from 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. The requirement or ability to consolidate a real estate partnership is governed by FIN 46 (see Note 11 of the consolidated financial statements). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees (see Note 5 of the consolidated financial statements). Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk exposure relates to changes in interest rates. We are not subject to any foreign currency exchange rate risk or commodity price risk, or any other material market rate or price risks. We use predominantly long-term, fixed-rate and self-amortizing non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings.

        We had $1,615.9 million of floating rate debt outstanding at March 31, 2004. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($812.2 million), floating rate secured notes ($333.2 million), the revolving credit facility ($127.5 million), and the term loans ($343.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income and cash flows being reduced by $16.2 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 54.0% of the 10-year Treasury Yield. If this relationship continues, an increase in interest rates of 1% (0.54% in tax-exempt interest rates) would result in our income and cash flows being reduced by $12.4 million on an annual basis. At March 31, 2004, we had $4,649.0 million of fixed-rate debt outstanding. As of March 31, 2003, based on our level of floating rate debt of $1,476.0 million, an increase in interest rates of 1% would have resulted in our income and cash flows being reduced by $14.8 million on an annual basis. The potential reduction of income and cash flows due to an increase in interest rates increased $1.4 million for 2004 compared to 2003, as a result of the additional debt related to our acquisitions and newly consolidated properties.

        We believe that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt as of March 31, 2004 approximate their carrying values.

ITEM 4. Controls and Procedures

        The Partnership's management, with the participation of the chief executive officer and chief financial officer of the General Partner, who are the equivalent of the Partnership's chief executive officer and the chief financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of the General Partner, who are the equivalent of the Partnership's chief executive officer and the chief financial officer, respectively, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed in the reports that we file or submit under the Exchange Act.

        In addition, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during first quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        See Note 5 in the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        We completed tender offers for limited partnership interests and acquisitions of individual properties resulting in the issuance of approximately 12,000 common OP Units for the three months ended March 31, 2004.

        All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 5. Other Information

        On April 21, 2004, Aimco redeemed for cash all 3,999,662 outstanding shares of its 9% Class P Convertible Cumulative Preferred Stock for a total redemption price of $25.0375 per share, which included a redemption price of $25 per share, or $100.0 million, and $0.0375 of accumulated and unpaid dividends through April 20, 2004. Concurrently, we redeemed all 3,999,662 of the Class P Partnership Preferred Units.

        Effective May 3, 2004, Aimco entered into a settlement agreement related to the litigation with the City and County of San Francisco, its Department of Building Inspectors and certain employees of that department. In order for the settlement agreement to become effective, certain conditions subsequent must be satisfied. See Note 5 of the consolidated financial statements for more information.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits. The following exhibits are filed with this report:

EXHIBIT NO.
10.1	Thirty-ninth amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 is incorporated herein by this reference)
31.1	Certification of the equivalent of the chief executive officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the equivalent of the chief financial officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments
  (b)
  Reports on Form 8-K filed or furnished during the quarter ended March 31, 2004:

        None

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

Date: May 10, 2004