Form 10-Q
period 2004-06-30
AIMCO PROPERTIES LP
filed 2004-08-09
CIK 926660

Use these links to rapidly review the document
AIMCO PROPERTIES, L.P. FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

        The number of Partnership Common Units outstanding as of July 30, 2004: 103,293,742

AIMCO PROPERTIES, L.P.

FORM 10-Q

INDEX

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land	$2,177,716	$2,059,400
Buildings and improvements	8,746,119	8,351,762

Total real estate	10,923,835	10,411,162
Less accumulated depreciation	(1,975,786)	(1,804,881)

Net real estate	8,948,049	8,606,281

Cash and cash equivalents	90,619	96,983
Restricted cash	285,586	243,174
Accounts receivable	58,703	66,943
Accounts receivable from affiliates	69,357	56,874
Deferred financing costs	74,159	72,830
Notes receivable from unconsolidated real estate partnerships	143,685	137,416
Notes receivable from non-affiliates	59,933	68,771
Notes receivable from Aimco	12,269	11,955
Investment in unconsolidated real estate partnerships	179,261	235,925
Other assets	343,850	283,560
Assets held for sale	105,289	243,905

Total assets	$10,370,760	$10,124,617

LIABILITIES AND PARTNERS' CAPITAL
Secured tax-exempt bond financing	$1,229,367	$1,199,360
Secured notes payable	4,541,102	4,331,104
Mandatorily redeemable preferred securities	15,019	113,619
Term loans	343,000	354,387
Credit facility	285,600	81,000

Total indebtedness	6,414,088	6,079,470

Accounts payable	40,965	24,139
Accrued liabilities and other	407,384	392,866
Deferred income	31,245	25,856
Security deposits	40,615	40,490
Deferred income taxes payable	18,235	26,065
Liabilities related to assets held for sale	83,871	167,966

Total liabilities	7,036,403	6,756,852

Minority interest in consolidated real estate partnerships	211,287	192,950
Partners' capital:
Preferred units	1,048,774	952,952
General Partner and Special Limited Partner	1,825,760	1,919,947
Limited Partners	268,673	319,992
High performance units	(10,755)	(8,064)
Less: Investment in Aimco Class A Common Stock	(9,382)	(10,012)

Total partners' capital	3,123,070	3,174,815

Total liabilities and partners' capital	$10,370,760	$10,124,617

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Rental and other property revenues	$361,001	$353,898	$715,066	$699,641
Property management revenues, primarily from affiliates	9,371	9,607	17,627	18,846
Activity fees and asset management revenues, primarily from affiliates	9,820	3,111	18,088	8,899

Total revenues	380,192	366,616	750,781	727,386

EXPENSES:
Property operating expenses	167,704	150,880	330,684	300,120
Property management expenses	1,989	1,925	4,331	4,042
Activity and asset management expenses	4,716	1,972	7,027	3,807
Depreciation and amortization	93,216	87,645	182,900	171,878
General and administrative expenses	18,407	7,566	37,039	17,301
Other income, net	(589)	(3,579)	(1,786)	(7,202)

Total expenses	285,443	246,409	560,195	489,946

Operating income	94,749	120,207	190,586	237,440
Interest income	7,690	7,409	15,580	14,200
Provision for losses on notes receivable	(1,180)	(791)	(1,101)	(1,488)
Interest expense	(96,372)	(91,174)	(189,411)	(180,014)
Deficit distributions to minority partners	(2,650)	(3,633)	(7,088)	(9,101)
Equity in losses of unconsolidated real estate partnerships	(1,038)	(3,132)	(2,472)	(4,814)
Impairment loss on investment in unconsolidated real estate partnerships	(1,881)	—	(1,733)	—
Gain on dispositions of real estate related to unconsolidated entities and other	2,097	839	2,080	756

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	1,415	29,725	6,441	56,979
Minority interest in consolidated real estate partnerships	3,652	(1,592)	4,661	(2,672)

Income from continuing operations	5,067	28,133	11,102	54,307
Income from discontinued operations, net	10,149	38,602	23,724	37,559

Income before cumulative effect of change in accounting principle	15,216	66,735	34,826	91,866
Cumulative effect of change in accounting principle	—	—	(3,957)	—

Net income	15,216	66,735	30,869	91,866
Net income attributable to preferred unitholders	23,743	27,752	45,840	53,076

Net income (loss) attributable to common unitholders	$(8,527)	$38,983	$(14,971)	$38,790

Earnings (loss) per common unit — basic:
Income (loss) from continuing operations (net of preferred distributions)	$(0.18)	$0.00	$(0.33)	$0.01
Income from discontinued operations	0.10	0.37	0.23	0.36
Cumulative effect of change in accounting principle	—	—	(0.04)	—

Net income (loss) attributable to common unitholders	$(0.08)	$0.37	$(0.14)	$0.37

Earnings (loss) per common unit — diluted:
Income (loss) from continuing operations (net of preferred distributions)	$(0.18)	$0.00	$(0.33)	$0.01
Income from discontinued operations	0.10	0.37	0.23	0.36
Cumulative effect of change in accounting principle	—	—	(0.04)	—

Net income (loss) attributable to common unitholders	$(0.08)	$0.37	$(0.14)	$0.37

Weighted average common units outstanding	104,156	104,744	104,251	104,730

Weighted average common units and equivalents outstanding	104,156	104,829	104,251	104,819

Distributions declared per common unit	$0.60	$0.82	$1.20	$1.64

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,869	$91,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,900	171,878
Deficit distributions to minority partners	7,088	9,101
Equity in losses of unconsolidated real estate partnerships	2,472	4,814
Gain on dispositions of real estate related to unconsolidated entities and other	(2,080)	(756)
Impairment loss on investment in unconsolidated real estate partnerships	1,733	—
Cumulative effect of change in accounting principle	3,957	—
Minority interest in consolidated real estate partnerships	(4,661)	2,672
Discontinued operations:
Depreciation and amortization	2,444	16,460
Recovery of deficit distributions to minority partners	(3,318)	(500)
Gain on dispositions of real estate, net of minority partners' interest	(21,585)	(44,542)
Impairment loss on real estate assets sold or held for sale	491	7,941
Minority interest in consolidated real estate partnerships	(180)	(28)
Changes in operating assets and operating liabilities:
Deferred income taxes	(7,830)	(9,209)
Accounts receivable	(7,467)	1,249
Accounts payable, accrued liabilities and other	5,862	22,610
Other assets	(31,051)	(27,991)
Other	6,340	42,350

Total adjustments	135,115	196,049

Net cash provided by operating activities	165,984	287,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(107,293)	(5,000)
Capital expenditures	(102,930)	(122,354)
Purchases of non-real estate assets	(20,083)	(11,274)
Proceeds from dispositions of real estate	112,362	243,916
Cash from newly consolidated properties	13,281	4,442
Purchases of general and limited partnership interests and other assets	(35,232)	(33,023)
Originations of notes receivable primarily from unconsolidated real estate partnerships	(97,854)	(20,631)
Proceeds from repayment of notes receivable	88,575	18,880
Proceeds from sale of investments and other assets	—	3,281
Cash paid in connection with merger/acquisition related costs	(935)	(11,341)
Distributions received from Aimco	630	630
Distributions received from investments in unconsolidated real estate partnerships	41,624	46,422

Net cash (used in) provided by investing activities	(107,855)	113,948

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	154,788	266,999
Principal repayments on secured notes payable	(181,682)	(377,379)
Proceeds from tax-exempt bond financing	69,471	—
Principal repayments on tax-exempt bond financing	(46,137)	(12,689)
Net borrowings (paydowns) on term loans and revolving credit facility	193,213	(51,624)
Payment of loan costs	(8,507)	(12,286)
Proceeds from issuance (redemption) of mandatorily redeemable preferred securities	(98,875)	97,250
Proceeds from issuance of common units, High Performance Units and exercise of options/warrants	1,294	2,004
Proceeds from issuance of preferred units	123,572	—
Redemption of preferred units	(99,926)	(59,845)
Principal repayments received on notes due on common units purchases	1,189	3,846
Repurchase and redemption of common units	(13,088)	(1,086)
Contributions from minority interest	22,155	—
Payment of distributions to minority interest	(27,367)	(25,933)
Payment of distributions to General Partner and Special Limited Partner	(113,162)	(153,055)
Payment of distributions to Limited Partners	(9,848)	(16,236)
Payment of distributions to High Performance Units	(2,854)	(3,903)
Payment of preferred unit distributions	(43,344)	(51,564)

Net cash used in financing activities	(79,108)	(395,501)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,979)	6,362
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,983	95,413
NET CHANGE IN CASH AND CASH EQUIVALENTS INCLUDED WITHIN ASSETS HELD FOR SALE FROM BEGINNING TO END OF PERIOD	14,615	(80)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,619	$101,695

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

        Aimco frequently consummates transactions for our benefit. For legal, tax or other business reasons, Aimco may hold title or ownership of certain assets until they can be transferred to us. However, we have a controlling financial interest in substantially all of Aimco's assets in the process of transfer to us. As of June 30, 2004, we owned or managed 1,578 apartment properties containing 278,011 apartment units located in 47 states, the District of Columbia and Puerto Rico. We serve approximately one million residents per year.

        As of June 30, 2004, we:

  •
  owned an equity interest in and consolidated 174,760 units in 698 properties (which we refer to as "consolidated"), of which 174,646 units were also managed by us;

  •
  owned an equity interest in and did not consolidate 54,245 units in 382 properties (which we refer to as "unconsolidated"), of which 47,446 units were also managed by us; and

  •
  provided services or managed, for third party owners, 49,006 units in 498 properties, primarily pursuant to long-term agreements (including 39,472 units in 416 properties that are asset managed only, and not property managed), although in certain cases we may indirectly own a small interest (generally less than one percent) in such properties through a partnership syndication or other fund.

        At June 30, 2004, we had outstanding 103,261,789 common OP Units, 39,446,977 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive—see Note 6).

        Except as the context otherwise requires, "we," "our," "us" and the "Company" refer to the Partnership, the Partnership's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively. Except as the context otherwise requires, "Aimco" refers to Aimco and Aimco's consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

NOTE 2—Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

        We reflect partners' interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the non-controlling partners' share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of their minority interest balances, we record a charge equal to the minority partners' excess of distributions over their minority interest balances, even though there is no economic effect or cost. We classify this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate to minority partners losses until such time as such losses exceed the minority partners' capital account balances, in which case, we recognize 100% of the losses when the partnership is in a deficit equity position, even though there is no economic effect or cost. Approximately $1.2 million and $2.5 million in depreciation related net losses were charged to operations for the three and six months ended June 30, 2004, respectively, and approximately $0.5 million and $1.7 million in depreciation related net losses were charged to operations for the three and six months ended June 30, 2003, respectively.

NOTE 3—Acquisitions and Joint Ventures

        On May 26, 2004, we completed the acquisition of five contiguous apartment properties located in New York City on the Upper East Side of Manhattan, containing an aggregate of 72 units, for a total purchase price of $14.5 million. We funded the acquisition primarily through the assumption of mortgage debt of approximately $9.3 million and tax-free exchange funds.

        On May 19, 2004, we completed the acquisition of a property located in Fall River, Massachusetts, containing 240 units, for a total purchase price of $19.0 million. We funded the acquisition primarily through the assumption of mortgage debt of approximately $10.0 million and tax-free exchange funds.

        On January 30, 2004, Aimco completed the acquisition of The Palazzo at Park La Brea located in Los Angeles California, a mid-rise apartment community with 521 units, for $162.9 million, which included $0.5 million in transaction costs. The Palazzo at Park La Brea is the second of three phases recently completed as part of the Park

La Brea development. Aimco paid approximately $69.7 million in cash and was required to repay existing construction loan financing of approximately $92.7 million. The repayment of existing mortgage indebtedness was primarily funded through a non-recourse, long-term, variable rate, partially amortizing property note of $88.1 million, with an interest rate of 1.50% over 30-day LIBOR.

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

        Additionally during the first quarter, we completed the acquisition of a three-property portfolio located in New York City, containing an aggregate of 75 units, for a total purchase price of $17.8 million. The acquisition was primarily funded through non-recourse, long-term, fixed rate, partially amortizing property notes totaling $12.2 million, with interest rates of 5.38%.

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

NOTE 4—Mandatorily Redeemable Preferred Securities

        In April 2003, Aimco sold 4,000,000 shares of floating rate Class S Cumulative Redeemable Preferred Stock, or the Class S Preferred Stock, through a private placement to an institutional investor. The proceeds were contributed to the Partnership in exchange for Class S Partnership Preferred Units, or the Class S Preferred Units. On January 30, 2004, Aimco redeemed 1,015,228 shares of the Class S Preferred Stock at a redemption price of $24.625 per share. Additionally, on March 26, 2004, with proceeds from the issuance of the 7.75% Class U Cumulative Preferred Stock (see Note 6), Aimco redeemed the remaining 2,984,772 shares of the Class S Preferred Stock at a redemption price of $24.75 per share. Concurrently with these redemptions, we redeemed for cash 1,015,228 and 2,984,772 Class S Preferred Units, respectively. In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150, for the six months ended June 30, 2004, we recorded to interest expense approximately $0.8 million of distributions paid on the Class S Preferred Units and $0.4 million resulting from a redemption value adjustment on February 1, 2004.

NOTE 5—Commitments and Contingencies

Commitments

        In connection with the March 11, 2002 acquisition of Casden Properties, Inc., or Casden, which included the merger of Casden into Aimco, and the merger of a subsidiary of Aimco into another real estate investment trust affiliated with Casden, all of which we collectively refer to as the Casden Merger, we and Aimco have commitments to:

  •
  purchase the following two properties upon satisfactory completion of construction and attainment of 60% occupancy:

    •
    Palazzo East at Park La Brea—comprised of a total of 610 units, construction of which was completed in December 2003, and which we expect to acquire in late 2004 or early 2005 for a minimum consideration of approximately $199 million; and

    •
    Westwood—comprised of a total of 350 units, construction of which has not yet commenced, and for which minimum consideration will approach $201 million.

  •
  provide a stand-by facility of $64.5 million in debt financing associated with the development of Palazzo East at Park La Brea and Westwood (as of June 30, 2004, no funds have been drawn on this stand-by facility);

  •
  invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. As of June 30, 2004, we had invested $22.9 million. Casden Properties LLC acts as general contractor for the entity that is developing Palazzo East at Park La Brea and Westwood. In addition, Casden Properties LLC intends to pursue new development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC; and

  •
  pay $2.5 million per quarter for five years (for an aggregate amount of $50 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets (as of June 30, 2004, $22.5 million has been paid).

Guarantees

        In the ordinary course of business, we provide various guarantees that are covered by the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. These guarantees include: (i) standby letters of credit, which we may provide to enhance credit or guarantee our performance under contractual obligations; (ii) limited guarantees, which we may provide to certain of our lenders and that may require us to provide funds to maintain a required loan-to-value ratio; and (iii) guarantees in connection with our syndication of historical and affordable housing tax credits, which we may provide to make available additional funding to cover operating cash flow deficiencies, cover shortfalls related to the delivery of tax credits and cover financing shortfalls related to project development. These guarantees have varying expiration dates ranging from less than one year to fourteen years. The fair values of these guarantees issued after December 31, 2002 (effective date under FIN 45), are not material to our financial statements.

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

  Mold

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

  San Francisco Litigation

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

  National Union Litigation

        As previously disclosed, National Program Services, Inc. and Vito Gruppuso (collectively "NPS") were insurance agents who sold to Aimco property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union"). The financial failure of NPS resulted in defaults under two agreements by which NPS indemnified Aimco from losses relating to the matters described below. As a result of such defaults Aimco had a $16.7 million insurance-related receivable that was subsequently reduced to $6.7 million following Aimco's settlement with Lumbermens Mutual Casualty Company ("Lumbermens") and an insurance agency. In addition, Aimco has pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages. The contingent liabilities arising from the NPS defaults also resulted in litigation against us by Cananwill, Inc. ("Cananwill"), a premium funding company, regarding an alleged balance due of $5.7 million on a premium finance agreement that funded premium payments made to National Union. Aimco is also a plaintiff in litigation against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia

Surety Company, Inc., alleging Cananwill's conversion of $1.6 million of unearned premium belonging to Aimco and misapplication of such funds to the alleged debt asserted in the lawsuit initiated by Cananwill. The matter in which Aimco is a plaintiff has been stayed by the court pending resolution of the action filed by Cananwill against us. The previously disclosed litigation brought by WestRM—West Risk Markets, Ltd. ("WestRM") against XL Reinsurance America, Inc. ("XL"), Greenwich Insurance Company ("Greenwich") and Lumbermens in which Aimco has been made a third party defendant continues. During the second quarter, a summary judgment was entered against defendants XL and Greenwich. Similarly, the previously disclosed litigation brought by Highlands Insurance Company ("Highlands") against Cananwill, XL, Greenwich and us also continues. In those cases in which Aimco is a defendant, Aimco believes that it has meritorious defenses to assert, and will vigorously defend itself against claims brought against it. In addition, Aimco will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

  FLSA Litigation

        As previously disclosed, on August 8, 2003, we were served with a complaint in the United States District Court, District of Columbia alleging that we willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, an affiliate of ours. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges that we failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." We have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

  SEC Investigation

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

NOTE 6—Partners' Capital

Preferred OP Units

        On April 21, 2004, Aimco redeemed for cash all 3,999,662 outstanding shares of the 9.0% Class P Convertible Cumulative Preferred Stock, or the Class P Preferred Stock, for a total redemption price of $25.0375 per share, which included a redemption price of $25 per share, and $0.0375 per share of accumulated and unpaid dividends through April 20, 2004. Concurrently, we redeemed all of the Class P Partnership Preferred Units at a price per unit equal to the redemption price per share of the Class P Preferred Stock.

        On March 24, 2004, Aimco sold 8,000,000 shares of 7.75% Class U Cumulative Preferred Stock, par value $0.01 per share, or the Class U Preferred Stock, in a registered public offering generating net proceeds of approximately $193.7 million. Proceeds of $69.8 million were paid by Aimco to us to repay The Palazzo at Park La Brea Note (see Note 3) and concurrently 2,787,111 Class Twelve Preferred Units were converted into 2,787,111 Class U Partnership Preferred Units, or the Class U Preferred Units. The remaining net proceeds were contributed by Aimco to us in exchange for 5,212,889 Class U Preferred Units. We used approximately $74.0 million of the net proceeds to redeem the floating rate Class S Preferred Units (see Note 4) and the remainder to pay down our revolving credit facility, and redeem Class P Partnership Preferred Units on April 21, 2004 as discussed above. The Class U Preferred Units have substantially the same terms as the shares of Class U Preferred Stock. Holders of the Class U Preferred Stock are entitled to receive quarterly dividend payments of $0.484375 per share, equivalent to $1.9375 per share on an annual basis, or 7.75% of the $25 per share liquidation preference. Class U Preferred Stock is senior to Aimco Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of dividends/distributions by Aimco are made to any holders of Aimco Class A Common Stock or common OP Units, the holders of the Class U Preferred Stock and Class U Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class U Preferred Stock is redeemable at Aimco's option beginning March 24, 2009 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. Distributions will be made on the Class U Preferred Units at the same time and in the same amount as dividends on the Class U Preferred Stock.

Common OP Units

        During the three and six months ended June 30, 2004, we completed tender offers for limited partnership interests resulting in the issuance of approximately 12,000 and 24,000 common OP Units, respectively. During the three and six months ended June 30, 2003, we completed tender offers for limited partnership interests resulting in the issuance of approximately 6,000 and 23,000 common OP Units, respectively.

        During the three and six months ended June 30, 2004, approximately 304,000 and 662,000 common OP Units, respectively, were tendered for redemption and acquired by Aimco in exchange for shares of Aimco Class A Common Stock. During the three and six months ended June 30, 2003, approximately 9,000 and 84,000 common OP Units, respectively, were tendered for redemption and acquired by Aimco in exchange for shares of Aimco Class A Common Stock. During the three and six months ended June 30, 2004, approximately 2,000 and 5,000 common OP Units, respectively, were redeemed in exchange for cash. During the three and six months ended June 30, 2003, approximately 19,000 and 24,000 common OP units were redeemed in exchange for cash.

        In addition, during the three and six months ended June 30, 2004, approximately 429,000 and 480,000 restricted shares of Aimco Class A Common Stock, respectively, were issued to certain officers and employees, compared to approximately 219,000 and 232,000 for the three and six months ended June 30, 2003. The issuance of restricted stock was recorded at the fair market value of the Aimco Class A Common Stock on the date of issuance. Concurrently, we issued to Aimco the same number of common OP Units.

        On February 18, 19 and 24, 2004, Aimco purchased on the open market 30,000, 60,000 and 20,000 shares of Aimco Class A Common Stock, respectively, at an average price per share of approximately $32.03, $32.17 and $31.26, respectively. Concurrently, we purchased 30,000, 60,000 and 20,000 common OP Units from Aimco.

        On February 24, 2004, Aimco completed the purchase of 287,272 shares of Aimco Class A Common Stock from the representatives of the plaintiffs in the litigation known as In re Real Estate Associates v. Casden et al, or the REAL Litigation. Aimco paid in cash an aggregate of approximately $9.1 million to the representatives of the plaintiffs for the shares, or $31.60 per share. The plaintiffs received these shares from Alan I. Casden on December 30, 2003 pursuant to the previously disclosed Stipulation of Settlement with the plaintiffs and their counsel relating to the REAL Litigation and the previously disclosed Settlement Agreement with the prior shareholders of Casden Properties, Inc., National Partnership Investments Corp., or NAPICO, which we acquired in the Casden Merger, and Aimco. Concurrently, we purchased 287,727 common OP Units from Aimco.

        Additionally, in connection with the previously disclosed Settlement Agreement and the indemnification agreement we have with the Casden sellers, we have notes receivable from Alan I. Casden for an aggregate total of $35 million. Pursuant to the Settlement Agreement and the indemnification agreement, these notes can be satisfied with an aggregate total of approximately 804,000 shares of Aimco Class A Common Stock (including shares to cover interest that will accrue over the terms of the notes), which shares will be valued at $47 per share. In the event shares of Aimco Class A Common Stock are used to satisfy these obligations, we will record contingent consideration to the extent the fair value of Aimco Class A Common Stock is less than $47 per share at that date.

  High Performance Units

        On April 30, 2004, Aimco stockholders approved the sale of up to 5,000 Class VII High Performance Partnership Units, or the Class VII Units, for which the valuation period began on January 1, 2004 and will end on December 31, 2006. On June 18, 2004, we issued 2,892 Class VII Units to a limited liability company owned by a limited number of employees for an aggregate offering price of approximately $530,000. Additional Class VII Units (up to the 5,000 maximum) may be issued in future periods.

        Additionally, at June 30, 2004, we had outstanding 4,398 Class V High Performance Partnership Units, or the Class V Units, for which the valuation period began on January 1, 2002 and will end on December 31, 2004. Additionally, we had outstanding 5,000 Class VI High Performance Partnership Units, or the Class VI Units, for which the valuation period began on January 1, 2003 and will end on December 31, 2005. At June 30, 2004, we did not meet the required measurement benchmarks for the Class V Units, Class VI Units or Class VII Units. Therefore, as of June 30, 2004 such High Performance Units have no dilutive effect.

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

        The following table illustrates the effect on net income (loss) and earnings (loss) per unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) attributable to common unitholders, as reported	$(8,527)	$38,983	$(14,971)	$38,790
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	1,290	1,217	1,705	2,439
Stock options	411	251	775	418
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(1,290)	(1,217)	(1,705)	(2,439)
Stock options	(1,582)	(2,049)	(3,117)	(4,014)

Pro forma net income (loss) attributable to common unitholders	$(9,698)	$37,185	$(17,313)	$35,194

Basic earnings (loss) per common unit:
Reported	$(0.08)	$0.37	$(0.14)	$0.37
Pro forma	$(0.09)	$0.36	$(0.17)	$0.34
Diluted earnings (loss) per common unit:
Reported	$(0.08)	$0.37	$(0.14)	$0.37
Pro forma	$(0.09)	$0.35	$(0.17)	$0.34

        The effects of applying SFAS 123 in calculating pro forma income attributable to common unitholders and pro forma basic and diluted earnings per unit may not necessarily be indicative of the effects of applying SFAS 123 to future years' earnings.

NOTE 8—Discontinued Operations and Assets Held for Sale

        At June 30, 2004, we had seven properties with an aggregate of 1,751 units classified as held for sale. For the three and six months ended June 30, 2004 and 2003, we included the results of operations of these properties in discontinued operations. During the six months ended June 30, 2004, we sold 20 properties with an aggregate of 4,119 units. For the three and six months ended June 30, 2004 and 2003, we also included in discontinued operations the results of operations of these 20 properties before the sale and the related gain/loss on sale. During the year ended December 31, 2003, we sold 72 properties with an aggregate of 18,291 units. For the three and six months ended June 30, 2003, we also included in discontinued operations the results of operations of these 72 properties before the sale and the related gain/loss on sale.

        The following is a summary of the components of income from discontinued operations for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Rental and other property revenues	$6,858	$36,167	$16,562	$74,739
Property operating expense	(3,285)	(16,795)	(8,976)	(34,960)

Net operating income	3,573	19,372	7,586	39,779

Other expenses, net	(85)	(58)	(481)	(403)
Depreciation and amortization	(849)	(7,664)	(2,444)	(16,460)
Interest expense	(2,075)	(8,698)	(4,764)	(18,301)
Interest income	19	53	24	121
Minority interest in consolidated real estate partnerships	(95)	(96)	180	28

Income from operations	488	2,909	101	4,764
Gain on dispositions of real estate, net of minority partners' interest	10,225	41,050	21,585	44,542
Impairment loss on real estate assets sold or held for sale	(477)	(2,654)	(491)	(7,941)
Recovery of deficit distributions to minority partners	5	275	3,318	500
Income tax arising from disposals	(92)	(2,978)	(789)	(4,306)

Income from discontinued operations	$10,149	$38,602	$23,724	$37,559

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale of $105.3 million at June 30, 2004 include real estate with a net book value of $90.2 million and restricted cash and other assets of $15.1 million. Liabilities related to assets classified as held for sale of $83.9 million at June 30, 2004 include mortgage debt of $78.8 million. Assets classified as held for sale of $243.9 million at December 31, 2003 include real estate net book value of $207.4 million, represented by 27 properties with 5,870 units that were classified as assets held for sale during 2003 and 2004. Liabilities related to assets classified as held for sale of $168.0 million at December 31, 2003 include mortgage debt of $159.1 million. The estimated proceeds, less anticipated costs to sell certain of these assets, were less than the net book value, and therefore we recorded impairments of $0.5 million for the three and six months ended June 30, 2004, respectively, and impairments of $2.7 million and $7.9 million for the three and six months ended June 30, 2003, respectively. We are also marketing for sale properties other than those described above, both consolidated and unconsolidated that are not accounted for as assets held for sale because they do not meet the required criteria.

NOTE 9—Earnings Per Unit

        We calculate earnings per unit based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$5,067	$28,133	$11,102	$54,307
Less net income attributable to preferred unitholders	(23,743)	(27,752)	(45,840)	(53,076)

Numerator for basic and diluted earnings per common unit — Income (loss) from continuing operations	$(18,676)	$381	$(34,738)	$1,231

Income from discontinued operations	$10,149	$38,602	$23,724	$37,559

Cumulative effect of change in accounting principle	$—	$—	$(3,957)	$—

Net income	$15,216	$66,735	$30,869	$91,866
Less net income attributable to preferred unitholders	(23,743)	(27,752)	(45,840)	(53,076)

Numerator for basic and diluted earnings per common unit — Net income (loss) attributable to common unitholders	$(8,527)	$38,983	$(14,971)	$38,790

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	104,156	104,744	104,251	104,730
Effect of dilutive securities:
Dilutive potential common units	—	85	—	89

Denominator for diluted earnings per common unit	104,156	104,829	104,251	104,819

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.18)	$0.00	$(0.33)	$0.01
Income from discontinued operations	0.10	0.37	0.23	0.36
Cumulative effect of change in accounting principle	—	—	(0.04)	—

Net income (loss) attributable to common unitholders	$(0.08)	$0.37	$(0.14)	$0.37

Diluted earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.18)	$0.00	$(0.33)	$0.01
Income from discontinued operations	0.10	0.37	0.23	0.36
Cumulative effect of change in accounting principle	—	—	(0.04)	—

Net income (loss) attributable to common unitholders	$(0.08)	$0.37	$(0.14)	$0.37

        All of our convertible preferred OP Units are anti-dilutive on an "as converted" basis, therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator. We have excluded from diluted earnings per unit the common OP Unit equivalents related to approximately 12.5 million and 12.1 million of vested and unvested stock options, units issued for non-recourse notes receivable, and restricted stock awards for the three and six months ended June 30, 2004, respectively, and approximately 11.8 million and 10.7 million for the three and six months ended June 30, 2003, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per unit in accordance with Statement on Financial Accounting Standards No. 128, Earnings per Share, we treat the unvested portion of restricted shares as common OP Unit equivalents.

NOTE 10—Business Segments

        We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management, syndication based activities, and other services relating to the apartment business to third parties and affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three and six months ended June 30, 2004 and 2003. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment.

        Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segment performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business including net operating income, free cash flow, funds from operations, and adjusted funds from operations. In 2004, the chief operating decision maker has emphasized net operating income as a key measurement of segment profit or loss. Accordingly, below we disclose net operating income for each of our segments. Net operating income is defined as segment revenues (after the elimination of intersegment revenues) less direct segment operating expenses. In 2003, we reported free cash flow as the primary basis for measurement of segment profit or loss. Certain reclassifications have been made to the 2003 amounts to conform to the 2004 presentation. These reclassifications primarily represent presentation changes related to discontinued operations and intercompany eliminations.

        The following table presents revenues and net operating income for the three and six months ended June 30, 2004 and 2003, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Real estate segment	$361,001	$353,898	$715,066	$699,641
Investment management segment:
Gross revenues	35,604	37,097	71,581	68,885
Elimination of intersegment revenues	(16,413)	(24,379)	(35,866)	(41,140)

Net revenues after elimination	19,191	12,718	35,715	27,745

Total revenues of reportable segments	$380,192	$366,616	$750,781	$727,386

Net operating income:
Real estate segment	$193,297	$203,018	$384,382	$399,521
Investment management segment	12,486	8,821	24,357	19,896

Total net operating income of reportable segments	205,783	211,839	408,739	419,417
Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(93,216)	(87,645)	(182,900)	(171,878)
General and administrative expenses	(18,407)	(7,566)	(37,039)	(17,301)
Other (expenses) income, net	589	3,579	1,786	7,202

Operating income	$94,749	$120,207	$190,586	$237,440

ASSETS (in thousands)	June 30, 2004	December 31, 2003
Total assets for reportable segments (1)	$9,969,010	$9,723,967
Corporate and other assets	401,750	400,650

Total consolidated assets	$10,370,760	$10,124,617

(1)
Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

NOTE 11—Recent Accounting Developments

FASB Interpretation No. 46

        As of March 31, 2004, we adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46, and applied its requirements to all entities in which we hold a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

        Upon adoption of FIN 46, we determined that we were the primary beneficiary of 27 previously unconsolidated and five previously consolidated VIEs. These VIEs consisted of partnerships that are engaged, directly or indirectly, in the ownership and management of 29 apartment properties with 3,478 units. The initial consolidation of the previously unconsolidated entities as of March 31, 2004 resulted in an increase in our consolidated total assets (primarily real estate), liabilities (primarily indebtedness) and minority interest of approximately $113.5 million, $90.6 million and $26.8 million, respectively. We recorded a charge of approximately $4.0 million for the cumulative effect on retained earnings resulting from the adoption of FIN 46. This charge is attributable to our recognition of cumulative losses allocable to minority interests that would otherwise have resulted in minority interest deficits.

        As of June 30, 2004, we were the primary beneficiary of 34 consolidated VIEs which owned 31 apartment properties with 4,012 units. Substantially all of the assets of each consolidated VIE are collateral for the VIE's obligations. The creditors of the consolidated VIEs do not have recourse to our general credit. As of June 30, 2004, we also held variable interests in 65 VIEs for which we were not the primary beneficiary. Those 65 VIEs consist primarily of partnerships, in which we acquired an interest prior to the adoption of FIN 46, that are engaged, directly or indirectly, in the ownership and management of 72 apartment properties with 7,754 units. We are involved with those VIEs as a non-controlling equity holder, lender, management agent, or through other contractual relationships. Our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $35.3 million at June 30, 2004. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future.

        We do not expect that the ongoing effects of FIN 46 will be material to our consolidated financial condition or results of operations taken as a whole.

NOTE 12—Related Party Notes Receivable

        In exchange for the sale of certain real estate assets to Aimco in December 2000, we received notes receivable, which we refer to as the Notes, totaling $10.1 million. The Notes bear interest at the rate of 5.7% per annum. Of the $10.1 million total, $7.6 million is due upon demand, and the remainder is due in scheduled semi-annual payments with all unpaid principal and interest due on December 31, 2010. At June 30, 2004, the balance of the Notes totaled $12.3 million, which includes accrued and unpaid interest.

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

Executive Overview

        We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of June 30, 2004, we owned or managed 1,578 apartment properties containing 278,011 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.

        The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Funds From Operations, or FFO, less spending for Capital Replacements; same store property operating results; net operating income; net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. These terms are defined and described in the sections captioned "Funds From Operations" and "Capital Expenditures" below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; unemployment rates; single-family and multifamily housing starts; and interest rates.

        Because our operating results depend primarily on income from our properties, the supply and demand for apartments substantially influences our results. Additionally, the level of expenses required to operate and maintain our properties and the pace and price at which we redevelop, acquire and dispose of our apartment properties can affect our operating results. Our cost of capital is affected by the conditions in the capital and credit markets and the terms that we negotiate for our equity and debt financings.

        We have grown rapidly over the past decade, and during the past three years our growth has moderated. In the first and second quarters of 2004, the apartment industry continued to face a challenging operating environment—unemployment, job growth at a pace slower than anticipated, low interest rates and an abundant supply of housing alternatives. In addition, we experienced greater difficulty as compared to our peers because our property operating systems and structure were not as effective as our peers in meeting the challenges presented by the apartment markets. In response, we are adjusting our business strategies to compete successfully in challenging times and to be ready to maximize our opportunities as the economy improves.

        In first and second quarters of 2004, we continued to address property operations and those efforts will continue throughout the remainder of 2004. We have focused on a number of areas related to improving operations, including those related to resident selection, marketing, pricing, operating cost management and customer satisfaction. Our focus on resident selection is designed to make our communities more desirable places to live and work, which drives better financial performance from higher and more stable occupancy levels, increased pricing power and reduced costs. Although, we still have a number of steps to take to build revenue through increased occupancy with residents that meet our financial stability standards, we believe that our improvement efforts are working. In combination, our initiatives are resulting in improved customer service, better pricing decisions, increased resident quality, a focus on sales and marketing and a higher standard of employee satisfaction. These initiatives have resulted in a positive trend in certain operating results and are the foundation for long-term benefits that we expect to realize beginning in the second half of 2004 and beyond. In part, these initiatives have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.

        The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.

Results of Operations

Overview

  Three months ended June 30, 2004 compared to three months ended June 30, 2003

        We recognized net income of $15.2 million and net loss attributable to common unitholders of $8.5 million for the three months ended June 30, 2004, compared to net income of $66.7 million and net income attributable to common unitholders of $39.0 million for the three months ended June 30, 2003, a decrease of $51.5 million and $47.5 million, respectively. These decreases were principally due to:

  •
  a decline in same store net operating results;

  •
  an increase in general and administrative expenses; and

  •
  a decrease in net gain on disposition of real estate recognized in discontinued operations.

        These decreases were partially offset by:

  •
  an increase in activity fees and asset management revenues; and

  •
  lower minority interest allocations as a result of lower property operating results.

  Six months ended June 30, 2004 compared to six months ended June 30, 2003

        We recognized net income of $30.9 million and net loss attributable to common unitholders of $15.0 million for the six months ended June 30, 2004, compared to net income of $91.9 million and net income attributable to common unitholders of $38.8 million for the six months ended June 30, 2003, a decrease of $61.0 million and $53.8 million, respectively. These decreases were principally due to:

  •
  a decline in same store net operating results;

  •
  an increase in general and administrative expenses;

  •
  a decrease in net gain on disposition of real estate recognized in discontinued operations; and

  •
  the cumulative effect of change in accounting principle due to implementation of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46.

        These decreases were partially offset by:

  •
  an increase in activity fees and asset management revenues; and

  •
  lower minority interest allocations as a result of lower property operating results.

        The following paragraphs discuss these and other items affecting our results of operations in more detail.

Rental Property Operations

        Our operating income is primarily generated from the operations of our consolidated properties. The principal components within our total consolidated property operations are: consolidated same store properties, which consist of all conventional properties that were owned, stabilized and consolidated for all periods presented; and other consolidated entities, which include acquisition, newly consolidated, affordable and redevelopment properties.

        The following table summarizes the overall performance of our consolidated properties for the three and six months ended June 30, 2004 and 2003 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Rental and other property revenues	$361,001	$353,898	$715,066	$699,641
Property operating expenses	167,704	150,880	330,684	300,120

Net operating income	$193,297	$203,018	$384,382	$399,521

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, net operating income for our consolidated property operations decreased by $9.7 million, or 4.8%. This decrease was principally due to a $15.9 million decrease in consolidated same store net operating income. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results." This decrease was offset by a $3.2 million increase related to operations of acquisition properties, which were principally comprised of The Palazzo at Park La Brea, three properties purchased in 2004 and three properties purchased in 2003. The decrease was further offset by a $5.1 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method (ten properties that were first consolidated in 2003 and 31 properties first consolidated in 2004, which includes 25 properties that were consolidated due to the implementation of FIN 46).

        For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, net operating income for our consolidated property operations decreased by $15.1 million, or 3.8%. This decrease was principally due to a $24.1 million decrease in consolidated same store net operating income. See further discussion of same store results under the heading "Conventional Same Store Property Operating Results." This decrease was offset by a $6.8 million increase related to operations of newly consolidated properties and a $6.0 million increase related to operations of acquisition properties.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Our share of same store revenues	$265,649	$274,965	$522,125	$534,842
Our share of same store expenses	115,802	111,840	224,905	217,570

Our share of same store net operating income	$149,847	$163,125	$297,220	$317,272
Adjustments to reconcile to real estate segment net operating income (1)	43,450	39,893	87,162	82,249

Real estate segment net operating income	$193,297	$203,018	$384,382	$399,521

Same Store Statistics
Properties	569	569	561	561
Apartment units	159,769	159,769	158,044	158,044
Average physical occupancy	88.1%	92.6%	88.5%	91.6%
Average rent collected/unit/month	$726	$724	$721	$724

(1)
Includes: (i) minority partners' share of consolidated less our share of unconsolidated property revenues and property operating expenses (at current period ownership), (ii) property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., acquisition properties and redevelopment properties) and (iii) eliminations and other adjustments made in accordance with GAAP.

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, our share of same store net operating income decreased $13.3 million, or 8.1%. Revenues decreased $9.3 million, or 3.4%, primarily due to lower occupancy (down 4.5%), offset by higher utility reimbursements from residents and decreased bad debt. Expenses increased by $4.0 million, or 3.5%, primarily due to an increase of $4.9 million in compensation and benefit expense related to a new employee health plan and increased staffing levels. This increase in expense was offset by a decrease of $1.0 million in property taxes and insurance costs.

        For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, our share of same store net operating income decreased $20.1 million, or 6.3%. Revenues decreased $12.7 million, or 2.4%, primarily due to lower occupancy (down 3.1%), and slightly lower average rent (down $3 per unit), offset by higher utility reimbursements from residents and decreased bad debt. Expenses increased by $7.3 million, or 3.4%, primarily due to: an increase of $9.2 million in compensation and benefit expense related to a new employee health plan and increased staffing levels; and an increase of $1.8 million in utilities due to the increase in the cost of natural gas. These increases in expenses were offset by a decrease of $2.3 million in turnover costs related to fewer new tenant move-ins in 2004 as compared to 2003; a decrease of $0.7 million in contract services and repairs and maintenance primarily driven by lower snow removal expense; and a decrease of $1.2 million in property taxes and insurance costs.

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

        The following table summarizes the overall performance of our property management for the three and six months ended June 30, 2004 and 2003 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Property management revenues, primarily from affiliates	$9,371	$9,607	$17,627	$18,846
Property management expenses	1,989	1,925	4,331	4,042

Net operating income from property management	$7,382	$7,682	$13,296	$14,804

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, net operating income from property management decreased by $0.3 million, or 3.9%. For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, net operating income from property management decreased by $1.5 million, or 10.2%. The decrease in both periods was principally a result of the consolidation of additional real estate partnerships, which required elimination of the fee income associated with these entities.

  Activity Fees and Asset Management

        Activity fees are generated from transactional activity including dispositions, syndications, tax credit redevelopments and refinancings. These transactions occur on varying timetables, thus the income generated may vary from period to period. Asset management income is from the financial management of properties, rather than management of day-to-day property operations. Asset management income includes deferred asset management fees that are recognized once a transaction has occurred. Offsetting the revenue earned in activity fees and asset management are the direct expenses associated with these activities.

        The following table summarizes the overall performance of our activity fees and asset management for the three and six months ended June 30, 2004 and 2003 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Activity fees and asset management revenues, primarily from affiliates	$9,820	$3,111	$18,088	$8,899
Activity and asset management expenses	4,716	1,972	7,027	3,807

Net operating income from activity fees and asset management	$5,104	$1,139	$11,061	$5,092

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, net operating income from activity fees and asset management increased by $4.0 million. This overall increase was principally a result of increased activity fees related to developer and disposition activities of $2.1 million and $1.2 million, respectively, due to a greater number of transactions in the second quarter of 2004 as compared to the second quarter of 2003. Additionally, there was an increase of $2.9 million related to the recognition of deferred asset management fees resulting from closed transactions. These increases were offset by higher expenses associated with these activities.

        For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, net operating income from activity fees and asset management increased by $6.0 million. This overall increase was principally a result of increased activity fees related to developer, refinancing and disposition activities of $3.4 million, $1.6 million and $1.3 million, respectively, also due to a greater number of transactions in 2004 than in 2003. Additionally, there was an increase of $4.1 million related to the recognition of deferred asset management fees resulting from closed transactions. These increases were offset by a $1.5 million decrease related to syndication fees and higher expenses associated with these activities.

Depreciation and Amortization

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, depreciation and amortization increased $5.6 million, or 6.4%. This increase was principally due to $3.1 million and $1.3 million of additional depreciation related to the newly consolidated and acquisition properties, respectively, as well as $1.0 million of increased depreciation related to the completion of certain redevelopment properties.

        For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, depreciation and amortization increased $11.0 million, or 6.4%. This increase was principally due to $4.6 million and $2.3 million of additional depreciation related to the newly consolidated and acquisition properties, respectively, as well as $2.8 million of increased depreciation related to the completion of certain redevelopment properties.

General and Administrative Expenses

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, general and administrative expenses increased $10.8 million. This increase was principally due to: $3.2 million in higher compensation and benefit expense related to increased staffing levels, a new employee health plan, and higher variable compensation; $1.9 million favorable change in estimate in the second quarter of 2003 related to the collectibility of corporate receivables from unconsolidated partnerships; $1.3 million in higher compliance costs and legal fees; $0.9 million of one-time executive recruitment and relocation costs; and $0.2 million of increased travel costs incurred in connection with monthly regional operating center reviews.

        For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, general and administrative expenses increased $19.7 million. This increase was principally due to: $8.0 million in higher compensation and benefit expense related to increased staffing levels, a new employee health plan, and higher variable compensation; $4.3 million in higher consulting, legal and compliance costs; $1.9 million favorable change in estimate in the second quarter of 2003 related to the collectibility of corporate receivables from unconsolidated partnerships; a $1.0 million benefit in the first quarter of 2003 related to forfeited deposits on sales; and $0.8 million of one-time executive recruitment and relocation costs.

Other Income, Net

        Other income, net includes tax provision/benefit, risk management activities related to our unconsolidated partnerships and partnership expenses.

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, other income decreased by $3.0 million or 83.5%. This decrease was principally due to a $2.1 million decrease in risk operations primarily related to the write-off of certain insurance receivables in the second quarter of 2004 and additional loss funding for prior year insurance programs, and $0.4 million related to a lower tax benefit recognized in the second quarter of 2004 as compared to the second quarter of 2003. In the three months ended June 30, 2004, there was a tax benefit of $3.0 million recorded, as compared to $3.4 million in the three months ended June 30, 2003.

        For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, other income decreased by $5.4 million, or 75.2%. This decrease was principally due to a $6.3 million lower tax benefit recognized in 2004 as compared to 2003. In the six months ended June 30, 2004, there was a tax benefit of $6.6 million recorded, as compared to $12.9 million in the six months ended June 30, 2003. During the six months ended June 30, 2003, there was an $8.0 million tax benefit related to the reversal of a deferred income tax asset valuation allowance.

Interest Expense

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, interest expense, which includes the amortization of deferred financing costs, increased $5.2 million, or 5.7%. This increase was principally due to: $5.0 million in additional interest on the debt related to the newly consolidated and acquisition properties; a $2.3 million increase due to total higher average principal balances on our credit facility and term loans along with a 25 basis point increase in the LIBOR spread; and a $2.4 million decrease in capitalized interest due to redevelopment properties being placed in service. These increases were partially offset by lower weighted average effective interest rates on mortgage debt due to refinancings that occurred in 2003 and 2004.

        For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, interest expense, increased $9.4 million, or 5.2%. This increase was principally due to: $7.7 million in additional interest on the debt related to the newly consolidated and acquisition properties; a $6.2 million decrease in capitalized interest due to redevelopment properties being placed in service; and a $2.4 million increase due to total higher average principal balances on our credit facility and term loans along with a 25 basis point increase in the LIBOR spread. These increases were partially offset by lower weighted average effective interest rates on mortgage debt due to refinancings that occurred in 2003 and 2004.

Minority Interest in Consolidated Real Estate Partnerships

        For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, minority interest in consolidated real estate partnerships decreased $5.2 million. For the six months ended June 30, 2004, compared to the six months ended June 30, 2003, minority interest in consolidated real estate partnerships decreased $7.3 million. The decreases in both periods were principally a result of decreased earnings caused by lower property operating results than in the prior year offset by increases due to the minority interest partners' share of our joint venture with GE Real Estate.

Discontinued Operations

        For properties accounted for as held for sale, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense to the extent there is secured debt on the property and the associated minority interest. In addition, any impairments on assets held for sale, and the net gain on the eventual disposal of properties held for sale are reported as discontinued operations.

        For the three months ended June 30, 2004 and 2003, income from discontinued operations totaled $10.1 million and $38.6 million, respectively, which includes income from operations of $0.5 million and $2.9 million, respectively. For the six months ended June 30, 2004 and 2003, income from discontinued operations totaled $23.7 million and $37.6 million, respectively, which includes income from operations of $0.1 million and $4.8 million, respectively. For the three and six months ended June 30, 2004, the income from operations included 27 properties that were sold or classified as held for sale during 2004. For the three and six months ended June 30, 2003, the income from operations included 99 properties that were sold or classified as held for sale in the first half of 2004 and all of 2003. Due to varying number of properties and the timing of sales, income (loss) from operations is not comparable period to period.

        During the three months ended June 30, 2004, we sold ten properties, resulting in a net gain on sale of approximately $10.1 million (which is net of $0.1 million of related taxes). During the three months ended June 30, 2003, we sold 13 properties, resulting in a net gain on sale of approximately $38.1 million (which is net of $3.0 million of related taxes). Additionally, we recognized $0.5 million and $2.7 million in impairments on assets sold or held for sale in the three months ended June 30, 2004 and 2003, respectively.

        During the six months ended June 30, 2004, we sold 20 properties, resulting in a net gain on sale of approximately $20.8 million (which is net of $0.8 million of related taxes). During the six months ended June 30, 2003, we sold 22 properties, resulting in a net gain on sale of approximately $40.2 million (which is net of $4.3 million of related taxes). Additionally, we recognized $0.5 million and $7.9 million in impairments on assets sold or held for sale in the six months ended June 30, 2003.

        Gains (losses) on properties sold are determined on a property-by-property basis and are not comparable period to period due to individual property differences. We considered the properties sold, as well as the properties classified as held for sale, to be inconsistent with our long-term investment strategy. See Note 8 of the consolidated financial statements for further information on discontinued operations.

Cumulative Effect of Change in Accounting Principle

        On March 31, 2004, we recorded a $4.0 million cumulative effect of change in accounting principle related to the implementation of FIN 46. This charge is attributable to our recognition of cumulative losses allocable to minority interest that would otherwise have resulted in minority interest deficits. See Note 11 of the consolidated financial statements for further information.

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

        Any adverse changes in these factors could cause an impairment in our long-lived assets, including real estate, goodwill and investments in unconsolidated real estate partnerships. No impairment losses were recognized on held-for-use properties during the three and six months ended June 30, 2004 and 2003.

Allowance for Losses on Notes Receivable

        We evaluate notes receivable for impairment by assessing the likelihood of collecting all amounts due according to the contractual terms of the related loan agreement. For notes that are collateralized by real estate, our evaluation considers whether estimated cash flows from the operation and sale of the property are sufficient to pay principal and interest as scheduled in the loan agreement. We establish an allowance for losses on notes receivable when we determine that it is probable that we will be unable to collect all amounts due. In such instances, the amount of loss to be recognized is based on the estimated fair value of the collateral real estate. During the three and six months ended June 30, 2004, we identified and recorded $1.2 million and $1.1 million in losses on notes receivable (net of recoveries), respectively, and during the three and six months ended June 30, 2003, we identified and recorded $0.8 million and $1.5 million in losses on notes receivable (net of recoveries), respectively. We will continue to evaluate the collectibility of these notes, and we may adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs

        We capitalize direct and allocable indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, Capital Improvement and Capital Replacement activities. We charge to expense as incurred indirect costs that do not relate to the above activities, including general and administrative expenses. The amounts capitalized depend on the volume and costs of such activities. Based on the level of capital spending during the six months ended June 30, 2004, if capital activities had increased or decreased during the period by 10%, our income would have increased or decreased, respectively, by $2.2 million. See further discussion under the heading "Capital Expenditures."

Funds From Operations

        Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from extraordinary items, cumulative effect of change in accounting principle, gains on dispositions of depreciable real estate related to unconsolidated entities and other, gains on dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for amortization of management contracts and deficit distributions to minority partners. We calculate FFO (diluted) by subtracting redemption related preferred OP Unit issuance costs and distributions on preferred OP Units, adding back distributions on dilutive preferred securities and adding back the interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts. For the three and six months ended June 30, 2004 and 2003, our FFO is calculated as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) attributable to common unitholders (1)	$(8,527)	$38,983	$(14,971)	$38,790
Adjustments:
Depreciation and amortization	93,216	87,645	182,900	171,878
Depreciation and amortization related to non-real estate assets	(4,287)	(5,471)	(9,207)	(10,757)
Depreciation of rental property related to minority partners' interest (2)	(12,203)	(8,058)	(22,963)	(15,243)
Depreciation of rental property related to unconsolidated entities	5,574	6,539	11,644	13,042
Gain on dispositions of real estate related to unconsolidated entities and other	(2,097)	(839)	(2,080)	(756)
Gain on disposition of land	875	—	875	—
Deficit distributions to minority partners	2,650	3,633	7,088	9,101
Cumulative effect of change in accounting principle	—	—	3,957	—
Discontinued operations:
Depreciation of rental property, net of minority partners' interest (2)	710	6,728	2,380	14,506
Gain on dispositions of real estate, net of minority partners' interest (2)	(10,225)	(41,050)	(21,585)	(44,542)
Recovery of deficit distributions to minority partners	(5)	(275)	(3,318)	(500)
Income tax arising from disposals	92	2,978	789	4,306
Preferred OP Unit distributions	23,655	25,597	45,752	50,921
Redemption related preferred OP Unit issuance costs	88	2,155	88	2,155

Funds From Operations	$89,516	$118,565	$181,349	$232,901
Preferred OP Unit distributions	(23,655)	(25,597)	(45,752)	(50,921)
Redemption related preferred OP Unit issuance costs	(88)	(2,155)	(88)	(2,155)
Distributions on dilutive preferred securities	1,059	3,482	1,949	6,659
Interest expense on dilutive mandatorily redeemable convertible preferred securities	—	247	—	494

Funds From Operations attributable to common unitholders — diluted	$66,832	$94,542	$137,458	$186,978

Weighted average number of common OP Units and equivalents, and dilutive preferred securities outstanding:
Common OP Units and equivalents (3)	104,171	104,829	104,281	104,819
Dilutive preferred securities	1,794	4,624	1,784	4,648

Total	105,965	109,453	106,065	109,467

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

        Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, distributions paid to unitholders and distributions paid to partners, and acquisitions of, and investments in, properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the cash provided by operating activities no longer covers our short-term liquidity demands, we have additional means, such as short-term borrowing availability, proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our outstanding revolving credit facility, which we refer to as the Revolver, for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

        At June 30, 2004, we had $93.4 million in cash and cash equivalents (including $2.8 million of cash and cash equivalents that is included within Assets Held for Sale), a decrease of $21.0 million from December 31, 2003. At June 30, 2004, we had $290.1 million of restricted cash (including $4.5 million of restricted cash that is included within Assets Held for Sale), primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities

        For the six months ended June 30, 2004, our net cash provided by operating activities of $166.0 million was primarily due to operating income from our consolidated properties, which is determined by rental rates, occupancy levels and operating expenses related to our portfolio of properties. This was a decrease of $121.9 million as compared to the six months ended June 30, 2003, driven by lower property operating results and changes in operating assets and liabilities. These changes primarily related to an increase in restricted cash related to certain operating escrows, a decrease in accrued liabilities in relation to payment of accrued property taxes and interest and an increase in our prepaid insurance accounts as a result of premiums paid. We intend for our net cash from operating activities to fund distributions paid to unitholders.

Investing Activities

        For the six months ended June 30, 2004, our net cash used in investing activities of $107.9 million was primarily related to the acquisitions of The Palazzo at Park La Brea and three other properties, as well as investments in our existing real estate assets through capital spending (see further discussion on capital expenditures under the heading "Capital Expenditures"). These uses were offset by proceeds received from sales of properties.

        Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify continued investment, when compared to alternative uses for our capital. In the six months ended June 30, 2004, we sold 20 consolidated properties and 26 unconsolidated properties. These properties were sold for an aggregate sales price of $275.3 million. The consolidated properties generated proceeds, after payment of transaction costs, of $112.4 million. Our share of the total net proceeds from the sale of the 46 properties, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $93.3 million. These proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

        We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive pricing alternatives. Proceeds from 2004 dispositions are expected to be slightly below the levels of 2003, and we plan to use such proceeds to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, and for other operating needs and corporate purposes.

Financing Activities

        For the six months ended June 30, 2004, net cash used in financing activities of $79.1 million primarily related to payments on our secured notes payable, payment of our distributions, repurchases of common OP Units and redemptions of mandatorily redeemable preferred securities and the Class P Partnership Preferred Units. These were offset by proceeds from the issuance of Class U Partnership Preferred Units and borrowings on the Revolver (see notes to the consolidated financial statements for further details on these activities).

  Mortgage Debt

        At June 30, 2004, we had $5.8 billion in consolidated mortgage debt outstanding as compared to $5.5 billion outstanding at December 31, 2003. During the six months ended June 30, 2004, we refinanced or closed mortgage loans on 20 consolidated properties generating $123.7 million of proceeds from borrowings with a weighted average interest rate of 4.22%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $25.1 million. In addition, we closed mortgage loans on 11 unconsolidated properties, with a weighted average interest rate of 3.76%, for net proceeds of $20.7 million, which proceeds are included in our distributions received from investments in unconsolidated real estate partnerships, within investing activities. Our total net proceeds from these loans of $45.8 million were used to repay existing short-term debt and for other corporate purposes. In 2004 we intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.

        During the six months ended June 30, 2004, we closed mortgage loans totaling $100.3 million, with a weighted average interest rate of 2.94%, to finance the two acquisitions that we completed in the first quarter.

  Revolving Credit Facility and Term Loans

        Our Revolver is comprised of a syndicate of financial institutions having aggregate lending commitments of $445 million. At June 30, 2004, the Revolver had an outstanding principal balance of $285.6 million and an interest rate of 4.45% based on weighted average LIBOR contracts outstanding with various maturities plus 3.10%. The Revolver matures in July 2005. The amount available under the Revolver at June 30, 2004 was $136.7 million (after giving effect to $22.7 million outstanding for undrawn letters of credit issued under the Revolver). The maximum amount available for borrowing under the Revolver fluctuates based on established criteria defined therein and is typically the $445 million that has been syndicated.

        In May 2003, we borrowed $250 million through a syndicated term loan, which we refer to as the Term Loan. The Term Loan matures in May 2008 and is repayable at our option at any time without penalty. At June 30, 2004, the Term Loan had an outstanding principal balance of $250 million and an interest rate of 4.23% (based on a designated LIBOR rate plus 3.10%). All financial covenant requirements of the Term Loan are the same as the Revolver and the term loan we entered into with a syndicate of financial institutions in connection with the Casden Merger in March 2002, which we refer to as the Casden Loan. At June 30, 2004, the Casden Loan had an outstanding principal balance of $93.0 million and an interest rate of 4.21% (based on a designated LIBOR rate plus 3.10%). The Casden Loan matures in March 2005. At June 30, 2004, we were in compliance with all of our covenant requirements.

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

        For the six months ended June 30, 2004, we spent a total of $30.5 million on Capital Replacements. These are expenditures that do not increase the value, profitability or useful life of an asset from its original purchase condition, but represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the six months ended June 30, 2004, we spent a total of $26.1 million and $32.2 million, respectively, on Capital Improvements and redevelopment. CI expenditures represent all non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition, and redevelopment expenditures represent expenditures that substantially upgrade the property.

        The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI and redevelopment for the six months ended June 30, 2004 on a per unit and total dollar basis (based on approximately 158,000 ownership equivalent units), and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
Capital Replacements:
Building interiors	$6,895	$44
Includes: hot water heaters, kitchen/bath, computers
Building exteriors	4,929	31
Includes: roofs, exterior painting, electrical, plumbing
Landscaping and grounds	3,114	20
Includes: parking lot improvements, pool improvements
Turnover related	10,412	66
Includes: carpet, vinyl, tile, appliance, and fixture replacements
Capitalized payroll and other indirect costs	5,119	32

Total our share of Capital Replacements	$30,469	$193

Capital Improvements:
Conventional	19,551
Affordable	6,515

Total our share of Capital Improvements	$26,066

Redevelopment:
Conventional	25,605
Affordable	6,589

Total our share of redevelopment	$32,194

Total our share of capital expenditures	$88,729

Plus minority partners' share of consolidated spending	19,416
Less our share of unconsolidated spending	(5,215)

Total capital expenditures per Consolidated Statement of Cash Flows	$102,930

        We funded all of the above capital expenditures with cash provided by operating activities, working capital, and borrowings under the Revolver.

Contractual Obligations

        This table summarizes information regarding contractual obligations and commitments as of June 30, 2004 (amounts in thousands):

	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Scheduled long-term debt maturities	$5,770,469	$142,128	$844,086	$737,114	$4,047,141
Secured credit facility and term loans	628,600	—	378,600	250,000	—
Mandatorily redeemable preferred securities	15,019	—	—	—	15,019
Leases for space occupied	24,456	5,874	10,692	7,890	—
Development fee payments (1)	27,500	5,000	20,000	2,500	—

Total	$6,466,044	$153,002	$1,253,378	$997,504	$4,062,160

(1)
The development fee payments above were established in connection with the Casden Merger and represent Aimco's and our commitment as it relates to Casden Properties LLC. Aimco agreed to pay $2.5 million per quarter for five years (up to an aggregate amount of $50.0 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets.

        Additionally, in connection with the Casden Merger, we are committed to purchase two properties for minimum consideration of approximately $400 million, provide a stand-by facility of $64.5 million in debt financing associated with development, and invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. See Note 5 of the consolidated financial statements for detailed information on these commitments.

Future Capital Needs

        In addition to the items set forth in "Contractual Obligations" above, we expect to fund any future acquisitions, redevelopment and Capital Improvements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financings and operating cash flows. In 2004, we plan to commence as many as 40 redevelopments with average spending per project in the $2 million to $10 million range.

Off-Balance Sheet Arrangements

        We own general and limited partner interests in unconsolidated real estate partnerships, which interests were acquired through portfolio acquisitions, direct purchases and separate offers to other limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges from 1% to 50%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. The requirement or ability to consolidate a real estate partnership is affected by FIN 46 (see Note 11 of the consolidated financial statements). There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees (see Note 5 of the consolidated financial statements). Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements.

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

        We had $1,814.5 million of floating rate debt outstanding at June 30, 2004. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($855.7 million), floating rate secured notes ($330.2 million), the revolving credit facility ($285.6 million), and the term loans ($343.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income and cash flows being reduced by $18.1 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 52.4% of the 10-year Treasury Yield. If this relationship continues, an increase in interest rates of 1% (0.52% in tax-exempt interest rates) would result in our income and cash flows being reduced by $14.1 million on an annual basis. At June 30, 2004, we had $4,584.6 million of fixed-rate debt outstanding. As of June 30, 2003, based on our level of floating rate debt of $1,397.7 million, an increase in interest rates of 1% would have resulted in our income and cash flows being reduced by $14.0 million on an annual basis. The potential reduction of income and cash flows due to an increase in interest rates increased $4.1 million for 2004 compared to 2003, as a result of the additional debt related to our acquisitions and newly consolidated properties.

        We believe that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt as of June 30, 2004 approximate their carrying values.

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

        In addition, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        See Note 5 in the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        (c) We completed tender offers for limited partnership interests resulting in the issuance of approximately 12,000 common OP Units for the three months ended June 30, 2004.

        On June 18, 2004, we issued 2,892 Class VII Units to a limited liability company owned by a limited number of employees for an aggregate offering price of approximately $530,000. Additional Class VII Units (up to the 5,000 maximum authorized) may be issued in future periods. In the event of a change of control of Aimco, holders of the Class VII Units, subject to certain restrictions, may require us to redeem all or a portion of such units in exchange for a cash payment per unit equal to their market value at the time of redemption. Our obligation to pay the redemption price is subject to the prior right of Aimco to acquire such units in exchange for an equal number of shares of Aimco Class A Common Stock (subject to certain adjustments).

        All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits. The following exhibits are filed with this report:

EXHIBIT NO.
10.1	Fortieth Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 10.1 to Aimco's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated herein by this reference)
31.1	Certification of equivalent of chief executive officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of equivalent of chief financial officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

(b)
Reports on Form 8-K filed or furnished during the quarter ended June 30, 2004:

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

Date: August 9, 2004