Form 10-Q
period 2004-09-30
AIMCO PROPERTIES LP
filed 2004-11-08
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-024497

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The number of Partnership Common Units outstanding as of October 29, 2004: 103,247,272

AIMCO PROPERTIES, L.P.

FORM 10-Q

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate:
Land	$2,162,735	$1,960,984
Buildings and improvements	8,423,560	7,899,164

Total real estate	10,586,295	9,860,148
Less accumulated depreciation	(1,934,434)	(1,704,232)

Net real estate	8,651,861	8,155,916
Cash and cash equivalents	122,570	114,432
Restricted cash	269,223	239,662
Accounts receivable	56,327	66,868
Accounts receivable from affiliates	54,451	56,874
Deferred financing costs	67,139	69,360
Notes receivable from unconsolidated real estate partnerships	155,206	139,930
Notes receivable from non-affiliates	51,318	68,771
Notes receivable from Aimco	12,448	11,955
Investment in unconsolidated real estate partnerships	182,145	235,013
Other assets	309,494	265,879
Assets held for sale	264,541	684,971

Total assets	$10,196,723	$10,109,631

LIABILITIES AND PARTNERS’ CAPITAL
Secured tax-exempt bond financing	$1,092,607	$1,064,250
Secured notes payable	4,477,074	4,126,080
Mandatorily redeemable preferred securities	15,019	113,619
Term loans	250,000	354,387
Credit facility	168,400	81,000

Total indebtedness	6,003,100	5,739,336

Accounts payable	46,369	35,004
Accrued liabilities and other	375,081	364,025
Deferred income	25,289	25,589
Security deposits	37,879	38,169
Deferred income taxes payable, net	29,613	26,065
Liabilities related to assets held for sale	209,023	511,164

Total liabilities	6,726,354	6,739,352

Minority interest in consolidated real estate partnerships	222,915	195,464
Partners’ capital:
Preferred units	1,080,867	952,952
General Partner and Special Limited Partner	1,889,330	1,919,947
Limited Partners	295,116	319,992
High performance units	(8,708)	(8,064)
Less: Investment in Aimco Class A Common Stock	(9,151)	(10,012)

Total partners’ capital	3,247,454	3,174,815

Total liabilities and partners’ capital	$10,196,723	$10,109,631

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
REVENUES:
Rental and other property revenues	$359,416	$340,408	$1,037,381	$1,003,509
Property management revenues, primarily from affiliates	8,713	9,652	26,032	28,498
Activity fees and asset management revenues, primarily from affiliates	5,985	3,285	24,381	12,184

Total revenues	374,114	353,345	1,087,794	1,044,191

EXPENSES:
Property operating expenses	176,090	153,365	492,080	440,030
Property management expenses	2,406	1,961	6,737	6,003
Activity and asset management expenses	2,272	2,003	9,299	5,810
Depreciation and amortization	90,298	81,508	265,981	245,305
General and administrative expenses	18,765	10,926	54,612	27,802
Other expenses (income), net	(215)	(2,265)	(1,093)	(9,160)

Total expenses	289,616	247,498	827,616	715,790

Operating income	84,498	105,847	260,178	328,401
Interest income	10,400	5,210	25,949	19,379
Provision for losses on notes receivable	(672)	23	(1,773)	(1,465)
Interest expense	(95,930)	(86,029)	(276,452)	(254,893)
Deficit distributions to minority partners, net	(7,824)	(11,827)	(14,907)	(20,928)
Equity in losses of unconsolidated real estate partnerships	(1,197)	(1,767)	(3,669)	(6,581)
Impairment loss on investment in unconsolidated real estate partnerships	(583)	—	(2,316)	—
Gain on dispositions of real estate related to unconsolidated entities and other	39,138	1,449	41,218	2,209

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	27,830	12,906	28,228	66,122
Minority interest in consolidated real estate partnerships	1,558	(1,198)	6,896	(3,266)

Income from continuing operations	29,388	11,708	35,124	62,856
Income from discontinued operations, net	152,909	32,753	181,999	73,471

Income before cumulative effect of change in accounting principle	182,297	44,461	217,123	136,327
Cumulative effect of change in accounting principle	—	—	(3,957)	—

Net income	182,297	44,461	213,166	136,327
Net income attributable to preferred unitholders	26,635	29,032	72,475	82,108

Net income attributable to common unitholders	$155,662	$15,429	$140,691	$54,219

Earnings (loss) per common unit — basic:
Income (loss) from continuing operations (net of preferred distributions)	$0.03	$(0.16)	$(0.36)	$(0.18)
Income from discontinued operations	1.46	0.31	1.75	0.70
Cumulative effect of change in accounting principle	—	—	(0.04)	—

Net income attributable to common unitholders	$1.49	$0.15	$1.35	$0.52

Earnings (loss) per common unit — diluted:
Income (loss) from continuing operations (net of preferred distributions)	$0.03	$(0.16)	$(0.36)	$(0.18)
Income from discontinued operations	1.46	0.31	1.75	0.70
Cumulative effect of change in accounting principle	—	—	(0.04)	—

Net income attributable to common unitholders	$1.49	$0.15	$1.35	$0.52

Weighted average common units outstanding	104,296	104,684	104,266	104,715

Weighted average common units and equivalents outstanding	104,443	104,684	104,266	104,715

Distributions declared per common unit	$0.60	$0.60	$1.80	$2.24

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	For the Nine Months
	Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$213,166	$136,327

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,981	245,305
Deficit distributions to minority partners, net	14,907	20,928
Equity in losses of unconsolidated real estate partnerships	3,669	6,581
Gain on dispositions of real estate related to unconsolidated entities and other	(41,218)	(2,209)
Impairment loss on investment in unconsolidated real estate partnerships	2,316	—
Cumulative effect of change in accounting principle	3,957	—
Minority interest in consolidated real estate partnerships	(6,896)	3,266
Stock-based compensation expense	4,460	4,498
Amortization of deferred loan costs and other	6,594	(5,504)
Discontinued operations:
Depreciation and amortization	13,391	33,340
Recovery of deficit distributions to minority partners, net	(3,308)	(4,079)
Gain on dispositions of real estate, net of minority partners’ interest	(196,066)	(67,459)
Impairment loss on real estate assets sold or held for sale	9,942	8,560
Minority interest in consolidated real estate partnerships	713	1,321
Changes in operating assets and operating liabilities:
Accounts receivable	15,995	18,343
Other assets	(20,388)	(4,746)
Accounts payable, accrued liabilities and other	11,875	22,916
Deferred income taxes	3,548	(13,333)

Total adjustments	89,472	267,728

Net cash provided by operating activities	302,638	404,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(153,817)	(117,907)
Capital expenditures	(191,379)	(187,755)
Proceeds from dispositions of real estate	628,073	479,220
Purchases of non-real estate related corporate assets	(23,967)	(15,418)
Cash from newly consolidated properties	14,827	5,045
Purchases of general and limited partnership interests and other assets	(67,437)	(36,676)
Originations of notes receivable primarily from unconsolidated real estate partnerships	(134,169)	(47,833)
Proceeds from repayment of notes receivable	103,823	40,894
Cash paid in connection with merger/acquisition related costs	(2,378)	(13,983)
Distributions received from Aimco	861	945
Distributions received from investments in unconsolidated real estate partnerships	44,973	51,106

Net cash provided by investing activities	219,410	157,638

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	407,620	351,964
Principal repayments on secured notes payable	(465,555)	(553,020)
Proceeds from tax-exempt bond financing	69,471	14,505
Principal repayments on tax-exempt bond financing	(169,945)	(62,774)
Net borrowings (paydowns) on term loans and revolving credit facility	(16,987)	108,376
Payment of loan costs	(10,058)	(14,080)
Proceeds from issuance (redemption) of mandatorily redeemable preferred securities	(98,875)	97,250
Proceeds from issuance of common units, High Performance Units and exercise of options/warrants	3,601	147,062
Proceeds from issuance of preferred units, net	207,072	—
Redemption of preferred units	(149,926)	(239,770)
Principal repayments received on notes due on common unit purchases	1,777	6,049
Repurchase and redemption of common units	(13,469)	(1,177)
Contributions from minority interest	27,697	—
Payment of distributions to minority interest	(42,903)	(49,009)
Payment of distributions to General Partner and Special Limited Partner	(170,040)	(229,878)
Payment of distributions to Limited Partners	(15,759)	(23,709)
Payment of distribution to High Performance Units	(4,372)	(5,854)
Payment of preferred unit distributions	(73,259)	(77,098)

Net cash used in financing activities	(513,910)	(531,163)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,138	30,530
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	114,432	99,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,570	$130,080

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1 — Organization

     AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries and other controlled entities, the Company, was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units, which are collectively referred to as “OP Units.” Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP, Inc., or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. “Limited Partners” refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended, or the Partnership Agreement.

     We, through our operating divisions and subsidiaries, hold substantially all of Aimco’s assets and manage the daily operations of Aimco’s business and assets. Aimco is required to contribute all proceeds from offerings of its securities to us. In addition, substantially all of Aimco’s assets must be owned through the Partnership; therefore, Aimco is generally required to contribute all assets acquired to us. In exchange for the contribution of offering proceeds or assets, Aimco receives additional interests in us with similar terms (e.g., if Aimco contributes proceeds of a preferred stock offering, Aimco (through the General Partner and Special Limited Partner) receives preferred OP Units with terms substantially similar to the preferred securities issued by Aimco).

     Aimco frequently consummates transactions for our benefit. For legal, tax or other business reasons, Aimco may hold title or ownership of certain assets until they can be transferred to us. However, we have a controlling financial interest in substantially all of Aimco’s assets in the process of transfer to us. As of September 30, 2004, we owned or managed 1,546 apartment properties containing 271,859 apartment units located in 47 states, the District of Columbia and Puerto Rico. We serve approximately one million residents per year.

     As of September 30, 2004, we:

•	owned an equity interest in and consolidated 172,900 units in 693 properties (which we refer to as “consolidated”), of which 172,748 units were also managed by us;

•	owned an equity interest in and did not consolidate 51,474 units in 371 properties (which we refer to as “unconsolidated”), of which 44,944 units were also managed by us; and

•	provided services or managed, for third party owners, 47,485 units in 482 properties, primarily pursuant to long-term agreements (including 39,294 units in 409 properties that are asset managed only, and not property managed), although in certain cases we may indirectly own a small interest (generally less than one percent) in such properties through a partnership syndication or other fund.

     At September 30, 2004, we had outstanding 103,247,272 common OP Units, 44,885,558 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive — see Note 6).

     Except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to the Partnership, the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively. Except as the context otherwise requires, “Aimco” refers to Aimco and Aimco’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

NOTE 2 — Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and notes thereto included in AIMCO Properties, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 financial statement amounts have been reclassified to conform to the 2004 presentation, including certain intercompany eliminations and the treatment of discontinued operations.

     The accompanying consolidated financial statements include the accounts of the Partnership, its consolidated corporate subsidiaries and consolidated real estate partnerships. Pursuant to a Management and Contribution Agreement between the Partnership and Aimco, we have acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of Aimco in which we do not have an interest, and Aimco has granted us a right of first refusal to acquire such subsidiaries’ assets for no additional consideration. Pursuant to the agreement, Aimco has also granted us certain rights with respect to assets of such subsidiaries. As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a limited partner in a limited partnership or a member in a limited liability company. Interests held in consolidated real estate partnerships by limited partners other than us are reflected as minority interest in consolidated real estate partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by Aimco or us generally are not available to pay creditors of Aimco or the Partnership.

     We reflect partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the non-controlling partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of their minority interest balances, we record a charge equal to the minority partners’ excess of distributions over their minority interest balances, even though there is no economic effect or cost. We classify this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate losses to minority partners until such time as such losses exceed the minority partners’ capital account balances, in which case, we recognize 100% of the losses when the partnership is in a deficit equity position, even though there is no economic effect or cost. Approximately $2.1 million and $4.6 million in depreciation related net losses were charged to operations for the three and nine months ended September 30, 2004, respectively, and approximately $0.4 million in depreciation related net recoveries and $1.3 million in depreciation related net losses were charged to operations for the three and nine months ended September 30, 2003, respectively.

NOTE 3 — Acquisitions and Joint Ventures

     On September 29, 2004, we completed the acquisition of a property located on the Upper West Side of Manhattan, containing 200 units and ground-floor retail space. We funded the purchase price of $51.0 million through non-recourse, long-term, fixed rate, partially amortizing property debt of $26.5 million, with an interest rate of 5.13%, and tax-free exchange funds.

     On September 30, 2004, we completed the acquisition of a property located in Miami, Florida, containing 471 units. We funded the purchase price of $63.8 million through tax-free exchange funds and the assumption of $48.2 million of existing debt. Additionally, during the third quarter, we purchased two other properties, containing a total of 141 units, for an aggregate purchase price of approximately $13.4 million funded with cash and tax-free exchange funds.

     During May 2004, we completed the acquisition of five contiguous apartment properties located in New York City on the Upper East Side of Manhattan, containing an aggregate of 72 units, for a total purchase price of $14.5 million. We funded the acquisition primarily through tax-free exchange funds and the assumption of mortgage debt of approximately $9.3 million. Additionally, we completed the acquisition of a property located in Fall River, Massachusetts, containing 240 units, for a total purchase price of $19.0 million. We funded the acquisition primarily through tax-free exchange funds and the assumption of mortgage debt of approximately $10.0 million.

     On January 30, 2004, Aimco completed the acquisition of The Palazzo at Park La Brea located in Los Angeles, California, a mid-rise apartment community with 521 units, for $162.9 million, which included $0.5 million in transaction costs. The Palazzo at Park La Brea is the second of three phases recently completed as part of the Park La Brea development. Aimco paid approximately $69.7 million in cash and was required to repay existing construction loan financing of approximately $92.7 million. The repayment of existing mortgage indebtedness was funded primarily through a non-recourse, long-term, variable rate, partially amortizing property note of $88.1 million, with an interest rate of 1.50% over 30-day LIBOR.

     In order to fund the acquisition of The Palazzo at Park La Brea, we loaned $69.7 million to Aimco in exchange for a note receivable, which we refer to as The Palazzo at Park La Brea Note. The note bears interest at the rate of 5.25% per annum, with interest payments due on December 31 of each year, with all unpaid principal and interest due on December 31, 2014. Upon completion of the purchase, Aimco contributed the assets and liabilities of The Palazzo at Park La Brea to us in exchange for 2,787,111 Class Twelve Partnership Preferred Units, or the Class Twelve Preferred Units. The Class Twelve Preferred Units paid distributions of $1.3125 per unit on December 31 of each year, with the first distribution being prorated from the date of issuance. Aimco repaid The Palazzo at Park La Brea Note with the proceeds from the issuance of Class U Cumulative Preferred Stock (see Note 6).

     Additionally during the first quarter, we completed the acquisition of a three-property portfolio located in New York City, containing an aggregate of 75 units, for a total purchase price of $17.8 million. We funded the acquisition primarily through non-recourse, long-term, fixed rate, partially amortizing property notes totaling $12.2 million, with interest rates of 5.38%.

GE Joint Venture

     On December 30, 2003 we entered into an equity financing with GE Real Estate in the form of a joint venture, which we refer to the as the GE JV. In March 2004, we contributed to the GE JV interests in an additional four of our apartment properties with a total of 900 units, and GE Real Estate contributed cash, of which we received approximately $11.0 million before transaction costs and funding of reserves. The four apartment properties we contributed had an agreed upon transaction value of approximately $36.0 million and mortgage debt of approximately $21.0 million that was assumed by the GE JV. We have a 25% managing member interest in the GE JV and GE Real Estate has a 75% non-managing member interest. As a result of our control over day-to-day operations, we continue to consolidate the properties contributed to the GE JV in our consolidated financial statements and did not recognize any gain as a result of this transaction. GE Real Estate’s interest in these net assets through the GE JV is included in minority interest in consolidated real estate partnerships.

NOTE 4 — Mandatorily Redeemable Preferred Securities

     In April 2003, Aimco sold 4,000,000 shares of floating rate Class S Cumulative Redeemable Preferred Stock, or the Class S Preferred Stock, through a private placement to an institutional investor. The proceeds were contributed to the Partnership in exchange for Class S Partnership Preferred Units, or the Class S Preferred Units. On January 30, 2004, Aimco redeemed 1,015,228 shares of the Class S Preferred Stock at a redemption price of $24.625 per share. Additionally, on March 26, 2004, with proceeds from the issuance of the 7.75% Class U Cumulative Preferred Stock (see Note 6), Aimco redeemed the remaining 2,984,772 shares of the Class S Preferred Stock at a redemption price of $24.75 per share. Concurrently with these redemptions, we redeemed for cash 1,015,228 and 2,984,772 Class S Preferred Units. In accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150, for the nine months ended September 30, 2004, we recorded to interest expense approximately $0.8 million of distributions paid on the Class S Preferred Units and $0.4 million resulting from a redemption value adjustment on February 1, 2004.

NOTE 5 — Commitments and Contingencies

Commitments

     In connection with the March 11, 2002 acquisition of Casden Properties, Inc., or Casden, which included the merger of Casden into Aimco, and the merger of a subsidiary of Aimco into another real estate investment trust affiliated with Casden, all of which we collectively refer to as the Casden Merger, we and Aimco have commitments to:

•	purchase Palazzo East at Park La Brea upon satisfactory completion of construction and attainment of 60% occupancy. Palazzo East at Park La Brea is comprised of a total of 610 units, construction of which was completed in December 2003, and which we expect to acquire in early 2005 for a contractually agreed minimum consideration of approximately $199 million. With regard to our previously disclosed commitment to purchase Westwood, on August 11, 2004, a Casden affiliate delivered written notice exercising its right (pursuant to documents entered into in connection with the Casden Merger) to acquire Westwood. We are in the process of negotiating documentation to reflect this, which will extinguish our obligation to purchase Westwood;

•	provide a stand-by facility of $64.5 million in debt financing associated with the development of Palazzo East at Park La Brea and Westwood (as of September 30, 2004, no funds have been drawn on this stand-by facility). In connection with the Westwood agreement negotiation described above, the maximum amount we will be required to provide through this stand-by facility will be reduced to $32.1 million;

•	invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. As of September 30, 2004, we had invested $39.1 million. Casden Properties LLC acts as general contractor for the entity that is developing Palazzo East at Park La Brea and Westwood. In addition, Casden Properties LLC intends to pursue new development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC; and

•	pay $2.5 million per quarter for five years (for an aggregate amount of $50 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets (as of September 30, 2004, $25.0 million has been paid).

Guarantees

     In the ordinary course of business, we provide various guarantees that are covered by the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45. These guarantees include: (i) standby letters of credit, which we may provide to enhance credit or guarantee our performance under contractual obligations; (ii) limited guarantees, which we may provide to certain of our lenders and that may require us to provide funds to maintain required loan-to-value ratios; and (iii) guarantees in connection with our syndication of historical and affordable housing tax credits, which we may provide to make available additional funding to cover operating cash flow deficiencies, cover shortfalls related to the delivery of tax credits and cover financing shortfalls related to project development. These guarantees have varying expiration dates ranging from less than one year to fourteen years. The fair values of these guarantees issued after December 31, 2002 (effective date under FIN 45), are not material to our financial statements.

Legal Matters

     In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.

     Limited Partnerships

     In connection with our acquisitions of interests in real estate partnerships, we are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or violations of the relevant partnership agreements. We may incur costs in connection with the defense or settlement of such litigation. We believe that we comply with our fiduciary obligations and relevant partnership agreements. Although the outcome of any litigation is uncertain, we do not expect any such legal actions to have a material adverse affect on our consolidated financial condition or results of operations.

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

     Mold

     As previously disclosed, Aimco has been named as a defendant in lawsuits that have alleged personal injury as a result of the presence of mold. In addition, we are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. We have implemented a national policy and procedures to prevent or eliminate mold from our properties and believe that our measures will eliminate, or at least minimize, the effects that mold could have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.

     San Francisco Litigation

     As previously disclosed, Aimco and four of its affiliated partnerships are parties to a lawsuit with the City and County of San Francisco and certain of its agents. A settlement agreement among the parties resolving the litigation became effective on November 4, 2004. The settlement was subject to certain previously disclosed conditions subsequent that have been satisfied. Aimco intends to complete a renovation of the properties. The settlement and anticipated renovation of the properties has had no material adverse effect on our consolidated financial condition or results of operations.

     National Union Litigation

     As previously disclosed, National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) were insurance agents who sold to Aimco property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The financial failure of NPS resulted in defaults under two agreements by which NPS indemnified Aimco from losses relating to the matters described below. As a result of such defaults Aimco had a $16.7 million insurance-related receivable that was subsequently reduced to $6.7 million following Aimco’s settlement with Lumbermens Mutual Casualty Company (“Lumbermens”) and an insurance agency. In addition, Aimco has pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages. The contingent liabilities arising from the NPS defaults also resulted in litigation against us by Cananwill, Inc. (“Cananwill”), a premium funding company, regarding an alleged balance due of $5.7 million on a premium finance agreement that funded premium payments made to National Union. Aimco is also a plaintiff in litigation against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., alleging Cananwill’s conversion of $1.6 million of unearned premium belonging to Aimco and misapplication of such funds to the alleged debt asserted in the lawsuit initiated by Cananwill. The matter in which Aimco is a plaintiff has been stayed by the court pending resolution of the action filed by Cananwill against us. The previously disclosed litigation brought by WestRM – West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which Aimco had been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich. Similarly, the previously disclosed litigation brought by Highlands Insurance Company (“Highlands”) against Cananwill, XL, Greenwich and Aimco also continues. In those cases in which Aimco is a defendant, Aimco believes that it has meritorious defenses to assert, and will vigorously defend itself against claims brought against it. In addition, Aimco will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations.

     FLSA Litigation

     As previously disclosed, we and NHP Management Company (“NHPMN”), an affiliate of ours, are defendants in a lawsuit alleging that we willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges we and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while “on-call.” We have filed an answer to the amended complaint denying the substantive allegations. The parties are actively engaging in discovery. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

     SEC Investigation

     As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission (the “SEC”) is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, we believe the areas of investigation include Aimco’s miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. Aimco is cooperating fully. We are not able to predict when the matter will be resolved. We do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

NOTE 6 — Partners’ Capital

Preferred OP Units

Redemptions

     On September 30, 2004, Aimco completed a partial redemption for cash of 2,000,000 outstanding shares of its 9.0% Class N Convertible Cumulative Preferred Stock, or the Class N Preferred Stock, for a total redemption price of $25.68125 per share, which included a redemption price of $25 per share, $0.18125 per share of accumulated and unpaid dividends through September 30, 2004, and a 2%, or $0.50 per share, redemption premium. The redemption premium was included in preferred distributions for the three and nine months ended September 30, 2004. Concurrently, we redeemed 2,000,000 Class N Partnership Preferred Units, or the Class N Preferred Units, at a price per unit equal to the redemption price per share of the Class N Preferred Stock.

     On April 21, 2004, Aimco redeemed for cash all 3,999,662 outstanding shares of the 9.0% Class P Convertible Cumulative Preferred Stock, or the Class P Preferred Stock, for a total redemption price of $25.0375 per share, which included a redemption price of $25 per share, and $0.0375 per share of accumulated and unpaid dividends through April 20, 2004. Concurrently, we redeemed each of the Class P Partnership Preferred Units at a price per unit equal to the redemption price per share of the Class P Preferred Stock.

Exchanges

     On September 30, 2004, Aimco issued 1,904,762 shares of 8.1% Class W Cumulative Convertible Preferred Stock, par value $0.01 per share, or the Class W Preferred Stock, in exchange for all 1,904,762 shares of its 9.0% Class O Cumulative Convertible Preferred Stock, or the Class O Preferred Stock, in a private transaction. Concurrently, we issued 1,904,762 Class W Partnership Preferred Units, or the Class W Preferred Units, in exchange for all 1,904,762 Class O Partnership Preferred Units. The Class W Preferred Units have substantially the same terms as the shares of Class W Preferred Stock. Holders of the Class W Preferred Stock are entitled to receive cash dividends (paid quarterly) in an amount per share equal to the greater of (i) $4.2525 per year (equivalent to 8.1% of the $52.50 liquidation preference), or (ii) the cash dividends payable on the number of shares of Common Stock into which a share of Class W Preferred Stock is convertible. Each share of Class W Preferred Stock is convertible, at the option of the holder, into one share of Aimco Class A Common Stock (the same conversion rate as the Class O Preferred Stock), subject to certain anti-dilution adjustments. The initial conversion price was in excess of the fair market value of a share of Aimco Class A Common Stock on the commitment date. Class W Preferred Stock is senior to Aimco Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of dividends/distributions by Aimco are made to any holders of Aimco Class A Common Stock or common OP Units, the holders of the Class W Preferred Stock and Class W Preferred Units are entitled to receive a liquidation preference of $52.50 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class W Preferred Stock is redeemable at Aimco’s option beginning September 30, 2007 for cash at a price per share equal to 102% of the liquidation preference, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. Following this exchange, no shares of Class O Preferred stock or Class O Partnership Preferred Units remained outstanding as of September 30, 2004. Distributions will be made on the Class W Preferred Units at the same time and in the same amount as dividends on the Class W Preferred Stock.

     On September 30, 2004, Aimco issued 2,000,000 shares of 8.5% Class X Cumulative Convertible Preferred Stock, par value $0.01 per share, or the Class X Preferred Stock, in exchange for 2,000,000 shares of its 9.0% Class N Preferred Stock in a private transaction. Concurrently, we issued 2,000,000 Class X Partnership Preferred Units, or the Class X Preferred Units, in exchange for 2,000,000 Class N Preferred Units. The Class X Preferred Units have substantially the same terms as the shares of Class X Preferred Stock. Holders of the Class X Preferred Stock are entitled to receive cash dividends (paid quarterly) in an amount per share equal to the greater of (i) $2.125 per year (equivalent to 8.5% of the $25 liquidation preference), or (ii) the cash dividends payable on the number of shares of Aimco Class A Common Stock into which a share of Class X Preferred Stock is convertible. Beginning on April 1, 2006, holders of Class X Preferred Stock are entitled to receive an amount per share equal to the greater of (i) $2.25 per year (equivalent to 9.0% of the liquidation preference), or (ii) the cash dividends payable on the number of shares of Aimco Class A Common Stock into which a share of Class X Preferred Stock is convertible. Each share of Class X Preferred Stock is convertible, at the option of the holder, into 0.4762 shares of Aimco Class A Common Stock (the same conversion rate as the Class N Preferred Stock), subject to certain anti-dilution adjustments. The initial conversion price was in excess of the fair market value of a share of Aimco Class A Common Stock on the commitment date. Class X Preferred Stock is senior to Aimco Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of dividends/distributions by Aimco are made to any holders of Aimco Class A Common Stock or common OP Units, the holders of the Class X Preferred Stock and Class X Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class X Preferred Stock is redeemable at Aimco’s option beginning March 31, 2006 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. Under certain circumstances prior to March 31, 2006, the Class X Preferred Stock may be redeemable at 102% of the liquidation preference. Following this exchange, no shares of Class N Preferred Stock or Class N Preferred Units remained outstanding as of September 30, 2004. Distributions will be made on the Class X Preferred Units at the same time and in the same amount as dividends on the Class X Preferred Stock.

     The partial redemption and exchanges in third quarter 2004 of the Class N Preferred Stock and the Class O Preferred Stock (and the related redemptions and exchanges of the Class N Preferred Units and the Class O Preferred Units) resulted in $2.1 million of redemption related preferred unit issuance costs and a $1.0 million redemption premium being deducted from net income to arrive at net income attributable to common unitholders and thereby reduced by $0.03 our earnings per basic and diluted common unit for the three and nine months ended September 30, 2004.

Issuances

     On September 29, 2004, Aimco sold 3,450,000 shares of 8.0% Class V Cumulative Preferred Stock, par value $0.01 per share, or the Class V Preferred Stock, in a registered public offering generating net proceeds of approximately $83.5 million. The net proceeds were contributed by Aimco to us in exchange for 3,450,000 Class V Partnership Preferred Units, or the Class V Preferred Units. Of the total net proceeds, we used $50.0 million to provide the majority of the funding necessary to redeem 2,000,000 Class N Preferred Units and the remainder to pay down our revolving credit facility with the intention of redeeming Class D Partnership Preferred Units, on November 5, 2004 (see Note 13). The Class V Preferred Units have substantially the same terms as the shares of Class V Preferred Stock. Holders of the Class V Preferred Stock are entitled to receive quarterly dividend payments of $0.50 per share, equivalent to $2.00 per share on an annual basis, or 8.00% of the $25 per share liquidation preference. Class V Preferred Stock is senior to Aimco Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of dividends/distributions by Aimco are made to any holders of Aimco Class A Common Stock or common OP Units, the holders of the Class V Preferred Stock and Class V Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class V Preferred Stock is redeemable at Aimco’s option beginning September 29, 2009 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. Distributions will be made on the Class V Preferred Units at the same time and in the same amount as dividends on the Class V Preferred Stock.

     On March 24, 2004, Aimco sold 8,000,000 shares of 7.75% Class U Cumulative Preferred Stock, par value $0.01 per share, or the Class U Preferred Stock, in a registered public offering generating net proceeds of approximately $193.7 million. Proceeds of $69.8 million were paid by Aimco to us to repay The Palazzo at Park La Brea Note (see Note 3) and concurrently 2,787,111 Class Twelve Preferred Units were converted into 2,787,111 Class U Partnership Preferred Units, or the Class U Preferred Units. The remaining net proceeds were contributed by Aimco to us in exchange for 5,212,889 Class U Preferred Units. We used approximately $74.0 million of the net proceeds to redeem the floating rate Class S Preferred Units (see Note 4) and the remainder to pay down our revolving credit facility, and redeem the Class P Partnership Preferred Units on April 21, 2004 as discussed above. The Class U Preferred Units have substantially the same terms as the shares of Class U Preferred Stock. Holders of the Class U Preferred Stock are entitled to receive quarterly dividend payments of $0.484375 per share, equivalent to $1.9375 per share on an annual basis, or 7.75% of the $25 per share liquidation preference. Class U Preferred Stock is senior to Aimco Class A Common Stock as to dividends and liquidation. Upon any liquidation, dissolution or winding up of Aimco, before payments of dividends/distributions by Aimco are made to any holders of Aimco Class A Common Stock or common OP Units, the holders of the Class U Preferred Stock and Class U Preferred Units are entitled to receive a liquidation preference of $25 per share/unit, plus accumulated, accrued and unpaid dividends/distributions. Each share of Class U Preferred Stock is redeemable at Aimco’s option beginning March 24, 2009 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption. Distributions will be made on the Class U Preferred Units at the same time and in the same amount as dividends on the Class U Preferred Stock.

Common OP Units

     During the three and nine months ended September 30, 2004, we completed tender offers for limited partnership interests resulting in the issuance of approximately 48,000 and 72,000 common OP Units, respectively. During the three and nine months ended September 30, 2003, we completed tender offers for limited partnership interests resulting in the issuance of approximately none and 22,000 common OP Units, respectively.

     During the three and nine months ended September 30, 2004, approximately 51,000 and 713,000 common OP Units, respectively, were tendered for redemption and acquired by Aimco in exchange for shares of Aimco Class A Common Stock. During the three and nine months ended September 30, 2003, approximately 35,000 and 119,000 common OP Units, respectively, were tendered for redemption and acquired by Aimco in exchange for shares of Aimco Class A Common Stock. During the three and nine months ended September 30, 2004, approximately 142,000 and 147,000 common OP Units, respectively, were redeemed in exchange for cash. During the three and nine months ended September 30, 2003, approximately 2,000 and 26,000 common OP units, respectively, were redeemed in exchange for cash.

     In addition, during the three and nine months ended September 30, 2004, approximately 4,000 and 484,000 restricted shares of Aimco Class A Common Stock, respectively, were issued to certain officers and employees, compared to approximately 2,000 and 234,000 for the three and nine months ended September 30, 2003. The issuance of restricted stock was recorded at the fair market value of the Aimco Class A Common Stock on the date of issuance. Concurrently, we issued to Aimco the same number of common OP Units.

     On February 18, 19 and 24, 2004, Aimco purchased on the open market 30,000, 60,000 and 20,000 shares of Aimco Class A Common Stock, respectively, at an average price per share of approximately $32.03, $32.17 and $31.26, respectively. Concurrently, we purchased 30,000, 60,000 and 20,000 common OP Units from Aimco.

     As previously disclosed, prior to the March 2002 Casden Merger in which Aimco acquired National Partnership Investments Corp. (“NAPICO”), investors holding limited partnership units in various limited partnerships of which NAPICO is the corporate general partner commenced an action (the “REAL Litigation”) against NAPICO and certain other defendants. On December 30, 2003, a settlement agreement (the “Settlement Agreement”) between NAPICO and Aimco and the prior shareholders of Casden Properties, Inc. closed in accordance with its terms. Among other things, the Settlement Agreement provided that The Casden Company deliver promissory notes (each a “Note” and collectively, the “Notes”) to NAPICO in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, non-recourse basis. The Notes are secured by (i) approximately 804,000 shares of Aimco Class A Common Stock and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties, Inc., receive in connection with or related to the REAL Litigation.

     On February 24, 2004, Aimco completed the purchase of 287,272 shares of Aimco Class A Common Stock from the representatives of the plaintiffs in the REAL Litigation. Aimco paid in cash an aggregate of approximately $9.1 million to the representatives of the plaintiffs for the shares, or $31.60 per share. The plaintiffs received these shares from Alan I. Casden on December 30, 2003 pursuant to the previously disclosed Stipulation of Settlement with the plaintiffs and their counsel relating to the REAL Litigation and the previously disclosed Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO, and Aimco. Concurrently, we purchased 287,272 common OP Units from Aimco.

     On September 22, 2004, Aimco entered into an agreement with respect to certain proceeds to be received by Alan I. Casden and Casden’s right to deliver Aimco’s Class A Common Stock at an agreed upon value of $47 per share in satisfaction of the Notes. Subject to court approval, which was granted on November 1, 2004, Aimco will receive $20 million in cash as payment in full on the three Notes due in 2004, 2005 and 2006. Thereafter, at various intervals spanning approximately 1.5 years, we will receive cash payments of $4 million, $3 million and $2.5 million in satisfaction of the Notes due in 2007 and 2008. This transaction resolves a contingency based on the price of Aimco Class A Common Stock related to the Casden acquisition. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, we recorded a $4.8 million charge to partners’ capital, representing the difference between the $29.1 million fair value of the consideration to be paid pursuant to the settlement and the $33.9 million book value of the Notes.

High Performance Units

     On April 30, 2004, Aimco stockholders approved the sale of up to 5,000 Class VII High Performance Partnership Units, or the Class VII Units, for which the valuation period began on January 1, 2004 and will end on December 31, 2006. On June 18, 2004, we issued 2,892 Class VII Units to a limited liability company owned by a limited number of employees for an aggregate offering price of approximately $530,000. On August 25, 2004, we issued an additional 1,217 Class VII Units to a limited liability company owned by a limited number of employees for an aggregate offering price of approximately $222,000. These two issuances resulted in a total of 4,109 Class VII Units outstanding for a total aggregate offering price of approximately $752,000.

     Additionally, at September 30, 2004, we had outstanding 4,398 Class V High Performance Partnership Units, or the Class V Units, for which the valuation period began on January 1, 2002 and will end on December 31, 2004 and 5,000 Class VI High Performance Partnership Units, or the Class VI Units, for which the valuation period began on January 1, 2003 and will end on December 31, 2005. At September 30, 2004, we did not meet the required measurement benchmarks for the Class V Units, Class VI Units or Class VII Units. Therefore, as of September 30, 2004 such High Performance Units have no dilutive effect.

NOTE 7 — Stock-Based Compensation

     Aimco, from time to time, issues stock options. Upon exercise of the stock options, Aimco must contribute to us the proceeds received in exchange for the same number of common OP Units as shares of Aimco Class A Common Stock issued in connection with the exercised stock options. Therefore, the following disclosures are made pertaining to Aimco’s stock options.

     Effective January 1, 2003, Aimco adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, or SFAS 148, and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, Aimco now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, Aimco followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting. Under APB 25, because the exercise price of Aimco’s employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. For purposes of the pro forma disclosures below, the estimated fair values for all awards made prior to January 1, 2003 are amortized over the respective vesting period for each such option and are shown as expense as if SFAS 123 had been applied to all such awards.

     The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income attributable to common unitholders, as reported	$155,662	$15,429	$140,691	$54,219

Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	1,567	1,390	3,272	3,829
Stock options	413	251	1,188	669
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(1,567)	(1,390)	(3,272)	(3,829)
Stock options	(1,584)	(1,061)	(4,701)	(3,637)

Pro forma net income attributable to common unitholders	$154,491	$14,619	$137,178	$51,251

Basic earnings per common unit:
Reported	$1.49	$0.15	$1.35	$0.52
Pro forma	$1.48	$0.14	$1.32	$0.49
Diluted earnings per common unit
Reported	$1.49	$0.15	$1.35	$0.52
Pro forma	$1.48	$0.14	$1.32	$0.49

NOTE 8 — Discontinued Operations and Assets Held for Sale

     At September 30, 2004, we had 30 properties with an aggregate of 6,455 units and one parcel of land classified as held for sale. For the three and nine months ended September 30, 2004 and 2003, we included the results of operations of these 30 properties in discontinued operations. During the nine months ended September 30, 2004, we sold 32 properties with an aggregate of 7,587 units. For the three and nine months ended September 30, 2004 and 2003, we also included in discontinued operations the results of operations of these 32 properties before the sale and the related gain/loss on sale. During the year ended December 31, 2003, we sold 72 properties with an aggregate of 18,291 units. For the three and nine months ended September 30, 2003, we also included in discontinued operations the results of operations of these 72 properties before the sale and the related gain/loss on sale.

     The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	For the Three Months Ended		For the Nine Months
	September 30,		Ended September 30,
	2004	2003	2004	2003
Rental and other property revenues	$21,700	$47,415	$75,362	$158,694
Property operating expense	(11,455)	(20,329)	(35,125)	(68,744)

Net operating income	10,245	27,086	40,237	89,950

Other (expenses) income, net	(151)	(94)	(917)	(616)
Depreciation and amortization	(3,747)	(8,800)	(13,391)	(33,340)
Interest expense	(5,843)	(9,838)	(19,496)	(39,289)
Interest income	26	70	82	221
Minority interest in consolidated real estate partnerships	(216)	(746)	(713)	(1,321)

Income from operations	314	7,678	5,802	15,605
Gain on dispositions of real estate, net of minority partners’ interest	174,497	22,921	196,066	67,459
Impairment loss on real estate assets sold or held for sale	(9,451)	(619)	(9,942)	(8,560)
(Deficit distributions) recovery of deficit distributions to minority partners, net	(5)	3,579	3,308	4,079
Income tax arising from disposals	(12,446)	(806)	(13,235)	(5,112)

Income from discontinued operations	$152,909	$32,753	$181,999	$73,471

     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. Assets classified as held for sale of $264.5 million at September 30, 2004 include real estate with a net book value of $256.0 million and restricted cash and other assets of $8.5 million. Liabilities related to assets classified as held for sale of $209.0 million at September 30, 2004 include mortgage debt of $201.8 million. Assets classified as held for sale of $685.0 million at December 31, 2003 include real estate net book value of $657.7 million, represented by 62 properties with 14,042 units and one parcel of land that were classified as assets held for sale during 2003 and 2004. Liabilities related to assets classified as held for sale of $511.2 million at December 31, 2003 include mortgage debt of $499.2 million. The estimated proceeds, less anticipated costs to sell certain of these assets, were less than the net book value, and therefore we recorded impairments of $9.5 million and $9.9 million for the three and nine months ended September 30, 2004, respectively, and impairments of $0.6 million and $8.6 million for the three and nine months ended September 30, 2003, respectively. We are also marketing for sale properties other than those described above, both consolidated and unconsolidated that are not accounted for as assets held for sale because they do not meet the required criteria.

NOTE 9 — Earnings Per Unit

     We calculate earnings per unit based on the weighted average number of shares of common OP Units, common OP unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per unit data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$29,388	$11,708	$35,124	$62,856
Less net income attributable to preferred unitholders	(26,635)	(29,032)	(72,475)	(82,108)

Numerator for basic and diluted earnings per unit — Income (loss) from continuing operations	$2,753	$(17,324)	$(37,351)	$(19,252)

Income from discontinued operations	$152,909	$32,753	$181,999	$73,471

Cumulative effect of change in accounting principle	$—	$—	$(3,957)	$—

Net income	$182,297	$44,461	$213,166	$136,327
Less net income attributable to preferred unitholders	(26,635)	(29,032)	(72,475)	(82,108)

Numerator for basic and diluted earnings per unit — Net income attributable to common unitholders	$155,662	$15,429	$140,691	$54,219

Denominator:
Denominator for basic earnings per unit — weighted average number of shares of common units outstanding	104,296	104,684	104,266	104,715
Effect of dilutive securities:
Dilutive potential common units	147	—	—	—

Denominator for diluted earnings per unit	104,443	104,684	104,266	104,715

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$0.03	$(0.16)	$(0.36)	$(0.18)
Income from discontinued operations	1.46	0.31	1.75	0.70
Cumulative effect of change in accounting principle.	—	—	(0.04)	—

Net income attributable to common unitholders	$1.49	$0.15	$1.35	$0.52

Diluted earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$0.03	$(0.16)	$(0.36)	$(0.18)
Income from discontinued operations	1.46	0.31	1.75	0.70
Cumulative effect of change in accounting principle.	—	—	(0.04)	—

Net income attributable to common unitholders	$1.49	$0.15	$1.35	$0.52

     All of our convertible preferred OP Units are anti-dilutive on an “as converted” basis, therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator. We have excluded from diluted earnings per unit the common OP Unit equivalents related to approximately 11.0 million and 12.3 million of vested and unvested stock options, units issued for non-recourse notes receivable, and restricted stock awards for the three and nine months ended September 30, 2004, respectively, and approximately 5.6 million and 9.0 million for the three and nine months ended September 30, 2003 because their effect would be anti-dilutive. For purposes of calculating diluted earnings per unit in accordance with Statement on Financial Accounting Standards No. 128, Earnings per Share, we treat the unvested portion of restricted shares as common OP Unit equivalents.

NOTE 10 — Business Segments

     We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management, syndication based activities, and other services relating to the apartment business to third parties and affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three and nine months ended September 30, 2004 and 2003. A significant portion of the revenues earned in the investment management business are from transactions with affiliates in the real estate segment.

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

     The following table presents revenues and net operating income for the three and nine months ended September 30, 2004 and 2003, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues:
Real estate segment	$359,416	$340,408	$1,037,381	$1,003,509
Investment management segment:
Gross revenues	33,836	32,753	105,417	101,638
Elimination of intersegment revenues	(19,138)	(19,816)	(55,004)	(60,956)

Net revenues after elimination	14,698	12,937	50,413	40,682

Total revenues of reportable segments	$374,114	$353,345	$1,087,794	$1,044,191

Net operating income:
Real estate segment	$183,326	$187,043	$545,301	$563,479
Investment management segment	10,020	8,973	34,377	28,869

Total net operating income of reportable segments	193,346	196,016	579,678	592,348
Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(90,298)	(81,508)	(265,981)	(245,305)
General and administrative expenses	(18,765)	(10,926)	(54,612)	(27,802)
Other (expenses) income, net	215	2,265	1,093	9,160

Operating income	$84,498	$105,847	$260,178	$328,401

	September 30,	December 31,
ASSETS (in thousands)	2004	2003
Total assets for reportable segments (1)	$9,788,898	$9,707,867
Corporate and other assets	407,825	401,764

Total consolidated assets	$10,196,723	$10,109,631

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

NOTE 11 — Recent Accounting Developments

FASB Interpretation No. 46

     As of March 31, 2004, we adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46, and applied its requirements to all entities in which we hold a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

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

     As of September 30, 2004, we were the primary beneficiary of 34 consolidated VIEs, which owned 31 apartment properties with 4,012 units. Substantially all of the assets of each consolidated VIE are collateral for the VIE’s obligations. The creditors of the consolidated VIEs do not have recourse to our general credit. As of September 30, 2004, we also held variable interests in 64 VIEs for which we were not the primary beneficiary. Those 64 VIEs consist primarily of partnerships, in which we acquired an interest prior to the adoption of FIN 46, that are engaged, directly or indirectly, in the ownership and management of 71 apartment properties with 7,722 units. We are involved with those VIEs as a non-controlling equity holder, lender, management agent, or through other contractual relationships. Our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $34.9 million at September 30, 2004. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future.

NOTE 12 — Related Party Notes Receivable

     In exchange for the sale of certain real estate assets to Aimco in December 2000, we received notes receivable, which we refer to as the Notes, totaling $10.1 million. The Notes bear interest at the rate of 5.7% per annum. Of the $10.1 million total, $7.6 million is due upon demand, and the remainder is due in scheduled semi-annual payments with all unpaid principal and interest due on December 31, 2010. At September 30, 2004, the balance of the Notes totaled $12.4 million, which includes accrued and unpaid interest.

NOTE 13 — Subsequent Events

Redemption of Class D Partnership Preferred Units

     On November 5, 2004, Aimco redeemed 1,450,000 shares of Class D Cumulative Preferred Stock at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through November 5, 2004, for a total of $25.1276 per share. Concurrently, we redeemed 1,450,000 Class D Partnership Preferred Units, or the Class D Preferred Units, at a price per unit equal to the redemption price per share of the Class D Preferred Stock. Following this redemption, 1,250,000 Class D Preferred Units remain outstanding.

Senior Secured Revolving Credit Facility

     On November 2, 2004, we entered into an Amended and Restated Senior Secured Credit Agreement, dated as of November 2, 2004 (the “Credit Agreement”), with a syndicate of financial institutions. In addition to us, Aimco, and two Aimco subsidiaries, NHP Management Company and AIMCO/Bethesda Holdings, Inc. are also borrowers under the Credit Agreement. The Credit Agreement amends and restates our two separate existing loan facilities.

     The original aggregate commitments under the Credit Agreement are $750 million, comprised of $450 million of revolving loan commitments and a $300 million term loan tranche. The revolving loans bear interest at a rate equal to (i) the LIBOR rate plus a margin that can range from 1.50% to 2.00% (for LIBOR loans) or (ii) the base rate plus a margin that can range from 0% to 0.25% (for base rate loans), in each case, depending on our leverage ratio. The term loans bear interest at a rate equal to (i) the LIBOR rate plus 2.00% (for LIBOR loans) or (ii) the base rate plus 0.25% (for base rate loans). The default rate of interest for the loans is equal to the applicable rate described above plus 3%. The revolving loans mature on November 2, 2007, and the term loans mature on November 2, 2009.

     The Credit Agreement includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, aggregate recourse indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage, and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt. The Credit Agreement includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any 12-month period in an aggregate amount of up to 95% of our funds from operations for such period or such amount as may be necessary to maintain Aimco’s REIT status. The Credit Agreement also permits Aimco to repurchase Aimco Class A Common Stock using 80% of sales proceeds in any trailing four-quarter period.

     The lenders under the Credit Agreement may accelerate any outstanding loans if, among other things: we fail to make payments when due; material defaults occur under other debt agreements; certain bankruptcy or insolvency events occur; material judgments against us occur; we fail to comply with certain covenants, such as the requirement to deliver financial information or the requirement to provide notices regarding material events (subject to applicable grace periods in some cases); indebtedness is incurred in violation of the covenants; or prohibited liens arise.

     Upon entering into the new Credit Agreement on November 2, 2004, we borrowed $300.0 million of term loans, which bear interest at LIBOR plus 2.0%, and $145.0 million of revolving loans, which currently bear interest at LIBOR plus 1.75%. Proceeds from the term loans were used to repay the outstanding loans under our previous loan facilities, and for other corporate purposes. Proceeds from the revolving loans made on the closing date were used to repay outstanding loans under the previous loan facilities. The proceeds of future revolving loans are generally permitted to be used to fund general working capital and other corporate purposes.

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

Executive Overview

     We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of September 30, 2004, we owned or managed 1,546 apartment properties containing 271,859 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.

     The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Funds From Operations, or FFO, less spending for Capital Replacements; same store property operating results; net operating income; net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. These terms are defined and described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; unemployment rates; single-family and multifamily housing starts; and interest rates.

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

     We have grown rapidly over the past decade, and during the past three years our growth has moderated. During the first nine months of 2004, the apartment industry continued to face a challenging operating environment — unemployment, job growth at a pace slower than anticipated, low interest rates and an abundant supply of housing alternatives. In addition, we experienced greater difficulty as compared to our peers because our property operating systems and structure were not as effective as our peers in meeting the challenges presented by the apartment markets. In response, we are adjusting our business strategies to compete successfully in challenging times and to be ready to maximize our opportunities as the economy improves.

     During the first nine months of 2004, we continued to address property operations and those efforts will continue throughout the remainder of 2004. We have focused on a number of areas related to improving operations, including those related to resident selection, marketing, pricing, operating cost management and customer satisfaction. Our focus on resident selection is designed to make our communities more desirable places to live and work, which drives better financial performance from higher and more stable occupancy levels, increased pricing power and reduced costs. Although, we still have a number of steps to take to build revenue through increased occupancy with residents that meet our financial stability standards, we believe that our improvement efforts are working. In combination, our initiatives are resulting in improved customer service, better pricing decisions, increased resident quality, a focus on sales and marketing and higher employee satisfaction. These initiatives have resulted in a positive trend in certain operating results and are the foundation for long-term benefits that we have begun to realize in the third quarter of 2004 and expect to continue through the fourth quarter of 2004 and beyond. In part, these initiatives have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.

     The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.

Results of Operations

Overview

     Three months ended September 30, 2004 compared to three months ended September 30, 2003

     We recognized net income of $182.3 million and net income attributable to common unitholders of $155.7 million for the three months ended September 30, 2004, compared to net income of $44.5 million and net income attributable to common unitholders of $15.4 million for the three months ended September 30, 2003, an increase of $137.8 million and $140.3 million, respectively. These increases were principally due to:

•	an increase in net gain on disposition of real estate recognized in discontinued operations; and

•	an increase in net gain on disposition of real estate related to unconsolidated entities and other, primarily related to gain on sale of land.

     These increases were partially offset by:

•	a decline in same store net operating results;

•	an increase in interest expense;

•	an increase in general and administrative expenses; and

•	an increase in depreciation and amortization.

     Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

     We recognized net income of $213.2 million and net income attributable to common unitholders of $140.7 million for the nine months ended September 30, 2004, compared to net income of $136.3 million and net income attributable to common unitholders of $54.2 million for the nine months ended September 30, 2003, an increase of $76.9 million and $86.5 million, respectively. These increases were principally due to:

•	an increase in net gain on disposition of real estate recognized in discontinued operations;

•	an increase in net gain on disposition of real estate related to unconsolidated entities and other, primarily related to gain on sales of land; and

•	an increase in activity fees and asset management revenues.

     These increases were partially offset by:

•	a decline in same store net operating results;

•	an increase in general and administrative expenses;

•	an increase in interest expense;

•	an increase in depreciation and amortization; and

•	the cumulative effect of change in accounting principle due to implementation of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46.

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

     The following table summarizes the overall performance of our consolidated properties for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Rental and other property revenues	$359,416	$340,408	$1,037,381	$1,003,509
Property operating expenses	176,090	153,365	492,080	440,030

Net operating income	$183,326	$187,043	$545,301	$563,479

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, net operating income for our consolidated property operations decreased by $3.7 million, or 2.0%. This decrease was principally due to an $8.6 million decrease in consolidated same store net operating income. See further discussion of same store results under the heading “Conventional Same Store Property Operating Results.” Additionally, there was a $5.3 million decrease related to net casualty losses and other costs resulting from hurricanes and tropical storms in the third quarter of 2004, which damaged over 100 of our properties. These decreases were offset by a $3.8 million increase related to operations of acquisition properties, which were principally comprised of The Palazzo at Park La Brea, seven properties purchased in 2004 and two properties purchased in 2003. The decrease was further offset by a $4.6 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method (three properties that were first consolidated in 2003 and 36 properties first consolidated in 2004, which includes 24 properties that were consolidated due to the implementation of FIN 46).

     For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, net operating income for our consolidated property operations decreased by $18.2 million, or 3.2%. This decrease was principally due to a $31.4 million decrease in consolidated same store net operating income. See further discussion of same store results under the heading “Conventional Same Store Property Operating Results.” Additionally, there was a $5.3 million decrease related to net casualty losses and other costs resulting from hurricanes and tropical storms in the third quarter of 2004, which damaged over 100 of our properties. These decreases were offset by an $11.3 million increase related to operations of newly consolidated properties (12 properties that were first consolidated in 2003 and 36 properties first consolidated in 2004, which includes 24 properties that were consolidated due to the implementation of FIN 46) and a $9.8 million increase related to operations of acquisition properties, which were principally comprised of The Palazzo at Park La Brea, seven properties purchased in 2004 and three properties purchased in 2003.

Conventional Same Store Property Operating Results

     Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “same store” properties as conventional properties in which our ownership interest exceeds 10% and the operations of which are stabilized for all periods presented. To ensure comparability, the information for all periods shown is based on current period ownership. The following table summarizes the unaudited conventional rental property operations on a “same store” basis (which is not in accordance with generally accepted accounting principles, or GAAP) and reconciles them to consolidated rental property operations (which is in accordance with GAAP) described in the above comparative discussions (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Our share of same store revenues	$260,322	$262,107	$745,850	$760,527
Our share of same store expenses	117,417	110,645	327,337	312,936

Our share of same store net operating income	$142,905	$151,462	$418,513	$447,591
Adjustments to reconcile to real estate segment net operating income (1)	40,421	35,581	126,788	115,888

Real estate segment net operating income	$183,326	$187,043	$545,301	$563,479

Same Store Statistics
Properties	539	539	531	531
Apartment units	151,169	151,169	149,320	149,320
Average physical occupancy	92.9%	92.9%	89.9%	91.9%
Average rent collected/unit/month	$714	$722	$720	$725

(1) Includes: (i) minority partners’ share of consolidated less our share of unconsolidated property revenues and property operating expenses (at current period ownership), (ii) property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., acquisition properties and redevelopment properties) and (iii) eliminations and other adjustments made in accordance with GAAP.

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, our share of same store net operating income decreased $8.6 million, or 5.6%. Revenues decreased $1.8 million, or 0.7%, primarily due to lower average rent (down $8 per unit), offset by higher utility reimbursements from residents and decreased bad debt. Expenses increased by $6.8 million, or 6.1%, primarily due to: an increase of $5.1 million in compensation and benefit expense related to a new employee health plan, merit increases and increased staffing levels; an increase of $4.1 million in turnover, marketing and contract services related to focused efforts to increase occupancy, make units ready and improve the physical appearance of the properties; and an increase of $1.2 million in uninsured costs associated with the hurricane and tropical storm damage. These increases were offset by a decrease in property taxes related to successful appeals and changes in estimates related to assessments.

     For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, our share of same store net operating income decreased $29.1 million, or 6.5%. Revenues decreased $14.7 million, or 1.9%, primarily due to lower occupancy (down 2.0%), and slightly lower average rent (down $5 per unit), offset by higher utility reimbursements from residents and decreased bad debt. Expenses increased by $14.4 million, or 4.6%, primarily due to: an increase of $13.8 million in compensation and benefit expense related to a new employee health plan, merit increases and increased staffing levels; an increase of $3.1 million in utilities due to the increase in the cost of natural gas; and an increase of $1.2 million in uninsured costs associated with the hurricane and tropical storm damage. These increases were offset by a decrease in property taxes related to successful appeals and changes in estimates related to assessments.

Property Management

     We earn income from property management primarily from unconsolidated real estate partnerships for which we are the general partner. The income is primarily in the form of fees generated through property management and other associated activities. Our revenue from property management decreases as we consolidate real estate partnerships and the income generated is therefore eliminated in consolidation. We expect this trend to continue as we increase our ownership in more of these partnerships or otherwise determine that consolidation is required by GAAP. Additionally, our revenue decreases as properties within our unconsolidated real estate partnerships are sold. Offsetting the revenue earned in property management are the direct expenses associated with property management.

     The following table summarizes the overall performance of our property management for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Property management revenues, primarily from affiliates	$8,713	$9,652	$26,032	$28,498
Property management expenses	2,406	1,961	6,737	6,003

Net operating income from property management	$6,307	$7,691	$19,295	$22,495

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, net operating income from property management decreased by $1.4 million, or 18.0%. For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, net operating income from property management decreased by $3.2 million, or 14.2%. The decrease in both periods was principally due to sales of properties within our unconsolidated partnerships that had previously generated property management revenues.

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

     The following table summarizes the overall performance of our activity fees and asset management for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Activity fees and asset management revenues, primarily from affiliates	$5,985	$3,285	$24,381	$12,184
Activity and asset management expenses	2,272	2,003	9,299	5,810

Net operating income from activity fees and asset management	$3,713	$1,282	$15,082	$6,374

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, net operating income from activity fees and asset management increased by $2.4 million. This overall increase was principally a result of increased activity fees related to disposition and developer activities of $1.8 million and $0.9 million, respectively, due to a greater number of transactions in the third quarter of 2004 as compared to the third quarter of 2003.

     For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, net operating income from activity fees and asset management increased by $8.7 million. This overall increase was principally a result of increased activity fees related to developer, disposition and refinancing activities of $4.3 million, $3.0 million and $2.3 million, respectively, also due to a greater number of transactions in 2004 than in 2003. Additionally, there was an increase of $3.8 million related to the recognition of deferred asset management fees resulting from closed transactions. These increases were offset by a $1.5 million decrease related to syndication fees and higher expenses associated with these activities.

Depreciation and Amortization

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, depreciation and amortization increased $8.8 million, or 10.8%. This increase was principally due to $3.5 million and $1.7 million of additional depreciation related to the newly consolidated and acquisition properties, respectively, as well as $2.4 million of increased depreciation related to the completion of certain redevelopment properties.

     For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, depreciation and amortization increased $20.7 million, or 8.4%. This increase was principally due to $7.9 million and $5.0 million of additional depreciation related to the newly consolidated and acquisition properties, respectively, as well as $4.3 million of increased depreciation related to the completion of certain redevelopment properties.

General and Administrative Expenses

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, general and administrative expenses increased $7.8 million, or 71.7%. This increase was principally due to: $6.3 million in higher compensation related to increased staffing levels, merit increases and variable compensation; $3.2 million related to increased health insurance costs and the effect of a favorable change in our claims incurred but not reported (“IBNR”) accrual in the third quarter of 2003; offset by $1.9 million in lower consulting, legal and compliance costs.

     For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, general and administrative expenses increased $26.8 million, or 96.4%. This increase was principally due to: $11.7 million in higher compensation related to increased staffing levels, merit increases and variable compensation; $5.2 million related to increased health insurance costs and the effect of a favorable change in our IBNR accrual in the first nine months of 2003; $2.4 million in higher consulting, legal and compliance costs; $1.9 million favorable change in estimate in the second quarter of 2003 related to the collectibility of corporate receivables from unconsolidated partnerships; and a $1.1 million benefit in the first quarter of 2003 related to forfeited deposits on sales.

Other Expenses (Income), Net

     Other expenses (income), net includes tax provision/benefit, franchise taxes, risk management activities related to our unconsolidated partnerships and partnership expenses.

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, other expenses (income), net decreased $2.1 million. This decrease was principally due to a $1.8 million lower tax benefit recognized in the third quarter of 2004 as compared to the third quarter of 2003 and $0.6 million of hurricane and tropical storm costs related to our unconsolidated partnerships. In the three months ended September 30, 2004, there was a tax benefit of $0.8 million recorded, as compared to $2.6 million in the three months ended September 30, 2003.

     For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, other expenses (income), net decreased $8.1 million. This change was principally due to an $8.1 million lower tax benefit recognized in 2004 as compared to 2003 and $0.6 million of hurricane and tropical storm costs related to our unconsolidated partnerships. In the nine months ended September 30, 2004, there was a tax benefit of $7.4 million recorded, as compared to $15.5 million in the nine months ended September 30, 2003. During the nine months ended September 30, 2003, there was an $8.0 million tax benefit related to the reversal of a deferred income tax asset valuation allowance.

Interest Expense

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, interest expense, which includes the amortization of deferred financing costs, increased $9.9 million, or 11.5%. This increase was principally due to: $4.7 million resulting from interest on the additional debt related to the newly consolidated and acquisition properties; a $3.2 million increase due to higher average principal balances on our credit facility and term loans along with an increase in the average interest rates; and a $1.9 million decrease in capitalized interest due to redevelopment properties being placed in service.

     For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, interest expense increased $21.6 million, or 8.5%. This increase was principally due to: $12.3 million resulting from interest on the additional debt related to the newly consolidated and acquisition properties; an $8.0 million decrease in capitalized interest due to redevelopment properties being placed in service; and a $6.4 million increase due to total higher average principal balances on our credit facility and term loans along with an increase in the average interest rates. These increases were partially offset by lower weighted average effective interest rates on mortgage debt due to refinancings that occurred in 2003 and 2004.

Gain on Dispositions of Real Estate Related to Unconsolidated Entities and Other

     Gain on dispositions of real estate related to unconsolidated entities and other includes our share of gain related to dispositions of real estate within our unconsolidated real estate partnerships, gain on dispositions of land and costs related to asset disposal activities.

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, gain on disposition of real estate related to unconsolidated entities and other increased $37.7 million. For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, gain on disposition of real estate related to unconsolidated entities and other increased $39.0 million. The increases in both periods were principally due to a $34.6 million gain on the sale of a parcel of land located in Florida.

Minority Interest in Consolidated Real Estate Partnerships

     For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, minority interest in consolidated real estate partnerships changed $2.8 million. For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, minority interest in consolidated real estate partnerships changed $10.2 million. The changes in both periods were principally a result of decreased earnings caused by lower property operating results than in the prior year offset by increases due to the minority interest partners’ share of our joint venture with GE Real Estate.

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

     For the three months ended September 30, 2004 and 2003, income from discontinued operations totaled $152.9 million and $32.8 million, respectively, which includes income from operations of $0.3 million and $7.7 million, respectively. For the nine months ended September 30, 2004 and 2003, income from discontinued operations totaled $182.0 million and $73.5 million, respectively, which includes income from operations of $5.8 million and $15.6 million, respectively. For the three and nine months ended September 30, 2004, the income from operations included 62 properties that were sold or classified as held for sale during 2004. For the three and nine months ended

September 30, 2003, the income from operations included 134 properties that were sold or classified as held for sale in the first half of 2004 and all of 2003. Due to varying number of properties and the timing of sales, income (loss) from operations is not comparable period to period.

     During the three months ended September 30, 2004, we sold 12 properties, resulting in a net gain on sale of approximately $162.1 million (which is net of $12.4 million of related taxes). During the three months ended September 30, 2003, we sold 29 properties, resulting in a net gain on sale of approximately $22.1 million (which is net of $0.8 million of related taxes). Additionally, we recognized $9.5 million and $0.6 million in impairments on assets sold or held for sale in the three months ended September 30, 2004 and 2003, respectively.

     During the nine months ended September 30, 2004, we sold 32 properties, resulting in a net gain on sale of approximately $182.8 million (which is net of $13.2 million of related taxes). During the nine months ended September 30, 2003, we sold 51 properties, resulting in a net gain on sale of approximately $62.3 million (which is net of $5.1 million of related taxes). Additionally, we recognized $9.9 million and $8.6 million in impairments on assets sold or held for sale in the nine months ended September 30, 2004 and 2003, respectively.

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

     Any adverse changes in these factors could cause an impairment in our long-lived assets, including real estate, goodwill and investments in unconsolidated real estate partnerships. No impairment losses were recognized on held-for-use properties during the three and nine months ended September 30, 2004 and 2003.

Allowance for Losses on Notes Receivable

     We evaluate notes receivable for impairment by assessing the likelihood of collecting all amounts due according to the contractual terms of the related loan agreement. For notes that are collateralized by real estate, our evaluation considers whether estimated cash flows from the operation and sale of the property are sufficient to pay principal and interest as scheduled in the loan agreement. We establish an allowance for losses on notes receivable when we determine that it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan. In such instances, the amount of loss to be recognized is based on the estimated fair value of the collateral real estate. During the three and nine months ended September 30, 2004, we identified and recorded $0.7 million and $1.8 million in losses on notes receivable (net of recoveries), respectively, and during the three and nine months ended September 30, 2003, we identified and recorded no losses and $1.5 million in losses on notes receivable (net of recoveries), respectively. We will continue to evaluate the collectibility of these notes, and we may adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs

     We capitalize direct and allocable indirect costs (including salaries, interest, real estate taxes and other costs) incurred in connection with redevelopment, Capital Improvement and Capital Replacement activities. We charge to expense as incurred indirect costs that do not relate to the above activities, including general and administrative expenses. The amounts capitalized depend on the volume and costs of such activities. Based on the level of capital spending during the nine months ended September 30, 2004, if capital activities had increased or decreased during the period by 10%, our income would have increased or decreased, respectively, by $2.9 million. See further discussion under the heading “Capital Expenditures.”

Funds From Operations

     Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income, computed in accordance with GAAP, excluding gains and losses from extraordinary items, cumulative effect of change in accounting principle, gains on dispositions of depreciable real estate related to unconsolidated entities and other, gains on dispositions of real estate from discontinued operations, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), including depreciation for unconsolidated real estate partnerships, joint ventures and discontinued operations. We calculate FFO based on the NAREIT definition, as further adjusted for amortization of management contracts and deficit distributions to minority partners. We calculate FFO (diluted) by subtracting redemption related preferred OP Unit issuance costs and distributions on preferred OP Units, adding back distributions on dilutive preferred securities and adding back the interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts. For the three and nine months ended September 30, 2004 and 2003, our FFO is calculated as follows (amounts in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income attributable to common unitholders (1)	$155,662	$15,429	$140,691	$54,219
Adjustments:
Depreciation and amortization	90,298	81,508	265,981	245,305
Depreciation and amortization related to non-real estate assets	(4,271)	(4,882)	(13,481)	(15,639)
Depreciation of rental property related to minority partners’ interest (2)	(10,017)	(6,751)	(32,132)	(21,206)
Depreciation of rental property related to unconsolidated entities	5,472	6,289	17,116	19,331
Gain on dispositions of real estate related to unconsolidated entities and other	(39,138)	(1,449)	(41,218)	(2,209)
Gain on dispositions of land	34,580	—	35,455	—
Deficit distributions to minority partners, net	7,824	11,827	14,907	20,928
Cumulative effect of change in accounting principle	—	—	3,957	—
Discontinued operations:
Depreciation of rental property, net of minority partners’ interest (2)	3,339	7,903	12,075	29,702
Gain on dispositions of real estate, net of minority partners’ interest (2)	(174,497)	(22,921)	(196,066)	(67,459)
Deficit distributions (recovery of deficit distributions) to minority partners, net	5	(3,579)	(3,308)	(4,076)
Income tax arising from disposals	12,446	806	13,235	5,112
Preferred OP Unit distributions	24,537	23,542	70,289	74,463
Redemption related preferred OP Unit issuance costs	2,098	5,490	2,186	7,645

Funds From Operations	$108,338	$113,212	$289,687	$346,116
Preferred OP Unit distributions	(24,537)	(23,542)	(70,289)	(74,463)
Redemption related preferred OP Unit issuance costs	(2,098)	(5,490)	(2,186)	(7,645)
Distributions on dilutive preferred securities	1,069	2,097	3,018	8,752
Interest expense on dilutive mandatorily redeemable convertible preferred securities	—	247	—	741

Funds From Operations attributable to common unitholders - diluted	$82,772	$86,524	$220,230	$273,501

Weighted average number of common OP Units, common OP Unit equivalents and dilutive preferred securities outstanding:
Common OP Units and equivalents (3)	104,443	104,894	104,335	104,844
Dilutive preferred securities	1,590	2,995	1,719	4,097

Total	106,033	107,889	106,054	108,941

Notes:

(1)	Represents our numerator for earnings per common unit calculated in accordance with GAAP

(2)	“Minority partners’ interest” means minority interest in our consolidated real estate partnerships

(3)	Represents our denominator for earnings per common unit — diluted calculated in accordance with GAAP plus additional common OP Unit equivalents that are dilutive for FFO.

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

     Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, distributions paid to unitholders and distributions paid to partners, and acquisitions of, and investments in, properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the cash provided by operating activities no longer covers our short-term liquidity demands, we have additional means, such as short-term borrowing availability, proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our outstanding revolving credit facility, which we refer to as the Revolver, for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-

term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

     At September 30, 2004, we had $122.6 million in cash and cash equivalents, an increase of $8.1 million from December 31, 2003. At September 30, 2004, we had $273.1 million of restricted cash (including $3.9 million of restricted cash that is included within Assets Held for Sale), primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities

     For the nine months ended September 30, 2004, our net cash provided by operating activities of $302.6 million was primarily due to operating income from our consolidated properties, which is determined by rental rates, occupancy levels and operating expenses related to our portfolio of properties. This was a decrease of $101.5 million as compared to the nine months ended September 30, 2003, driven by lower property operating results and changes in operating assets and liabilities. These changes were primarily the result of an increase in our prepaid insurance accounts as a result of premiums paid and an increase in restricted cash related to certain operating escrows.

Investing Activities

     For the nine months ended September 30, 2004, our net cash provided by investing activities of $219.4 million was primarily related to dispositions of real estate, offset by the acquisitions of The Palazzo at Park La Brea and several other properties (see Note 3 of the consolidated financial statements for further information on acquisitions), as well as investments in our existing real estate assets through capital spending (see further discussion on capital expenditures under the heading “Capital Expenditures”).

     Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify continued investment, when compared to alternative uses for our capital. In the nine months ended September 30, 2004, we sold 32 consolidated properties, 2 land parcels and 35 unconsolidated properties. These properties were sold for an aggregate sales price of $857.1 million. The sale of these consolidated properties generated proceeds, after payment of transaction costs and deposits into tax-free exchange accounts, of $628.1 million. Our share of the total net proceeds from the sale of the 67 properties and land parcels, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $369.2 million. These proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive pricing alternatives. Proceeds from 2004 dispositions have exceeded the levels of 2003, and we have used such proceeds to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, and for other operating needs and corporate purposes.

Financing Activities

     For the nine months ended September 30, 2004, net cash used in financing activities of $513.9 million primarily related to payments on our secured notes payable, the payoff of the term loan we entered into with a syndicate of financial institutions in connection with the Casden Merger in March 2002, which we refer to as the Casden Loan, payment of our distributions, and redemptions of mandatorily redeemable preferred securities, the Class P Partnership Preferred Units and the partial redemption of the Class N Partnership Preferred Units. These were offset by proceeds from the issuance of Class U Partnership Preferred Units, Class V Partnership Preferred Units and mortgage loans (see Note 6 of the consolidated financial statements for further information on preferred unit activity).

     Mortgage Debt

     At September 30, 2004, we had $5.6 billion in consolidated mortgage debt outstanding as compared to $5.2 billion outstanding at December 31, 2003. During the nine months ended September 30, 2004, we refinanced or closed mortgage loans on 25 consolidated properties generating $350.3 million of proceeds from borrowings with a weighted average interest rate of 4.39%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $112.3 million. In addition, we closed mortgage loans on 18 unconsolidated properties, with a weighted average interest rate of 3.88%. Our share of the net proceeds from these 18 mortgage loans totaled $20.3 million and are included in our distributions received from investments in unconsolidated real estate partnerships within investing activities. We used our total net proceeds from all loans closed of $132.6 million to repay existing short-term debt and for other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.

     During the nine months ended September 30, 2004, we closed mortgage loans totaling $126.8 million, with a weighted average interest rate of 3.40%, to finance three of our acquisitions.

     Revolving Credit Facility and Term Loans

     Our Revolver was comprised of a syndicate of financial institutions having aggregate lending commitments of $445 million. At September 30, 2004, the Revolver had an outstanding principal balance of $168.4 million and an interest rate of 4.95% based on weighted average LIBOR contracts outstanding with various maturities plus 3.10%. The amount available under the Revolver at September 30, 2004 was $258.4 million (after giving effect to $18.2 million outstanding for undrawn letters of credit issued under the Revolver). On November 2, 2004, we entered into an Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement amends and restates our two separate existing loan facilities. Upon entering into the new Credit Agreement we borrowed $145.0 million of revolving loans, which currently bear interest at LIBOR plus 1.75%. Proceeds from the revolving loans made on the closing date were used to repay outstanding loans under the previous loan facilities. The proceeds of future revolving loans are generally permitted to be used to fund general working capital and other corporate purposes. See Note 13 of the consolidated financial statements for detailed information on the Credit Agreement.

     In May 2003, we borrowed $250 million through a syndicated term loan, which we refer to as the Term Loan. At September 30, 2004, the Term Loan had an outstanding principal balance of $250 million and an interest rate of 4.70% (based on a designated LIBOR rate plus 3.10%). Upon entering into the new Credit Agreement on November 2, 2004, this Term Loan was repaid and we borrowed $300.0 million of new term loans, which bear interest at LIBOR plus 2.0%. Proceeds from the term loans were used to repay the outstanding loans under our previous loan facilities, and for other corporate purposes.

     During September of 2004, the remaining balance on the Casden Loan of $93.0 million was paid off and there was no outstanding balance as of September 30, 2004. At September 30, 2004, we were in compliance with all of our covenant requirements.

Capital Expenditures

     Effective January 1, 2004, we classify all capital spending as either Capital Replacements (which we refer to as CR), Capital Improvements (which we refer to as CI) or redevelopment. These categories replace our prior capital spending categories — capital replacements, capital enhancements, redevelopment, initial capital expenditures, and disposition capital expenditures. We believe the new classifications are simpler to apply, allow more discrete differentiation between categories, facilitate sound economic decisions, and assist investors and analysts in better understanding our capital spending.

     Non-redevelopment capitalizable expenditures are apportioned between CR and CI based on the useful life of the capital item under consideration and the period we have owned the property (i.e., the portion that was consumed during our ownership of the item represents CR; the portion of the item that was consumed prior to our ownership represents CI).

     For the nine months ended September 30, 2004, we spent a total of $54.4 million on CR. These are expenditures that do not increase the value, profitability or useful life of an asset from its original purchase condition, but represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the nine months ended September 30, 2004, we spent a total of $51.1 million and $50.6 million, respectively, on CI and redevelopment. CI expenditures represent all non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition, and redevelopment expenditures represent expenditures that substantially upgrade the property.

     The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI and redevelopment for the nine months ended September 30, 2004 on a per unit and total dollar basis (based on approximately 158,000 ownership equivalent units), and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
Capital Replacements Detail:
Building interiors	$11,664	$74
Includes: hot water heaters, kitchen/bath

Building exteriors	8,911	56
Includes: roofs, exterior painting, electrical, plumbing

Landscaping and grounds	5,765	36
Includes: parking lot improvements, pool improvements

Turnover related	20,192	128
Includes: carpet, vinyl, tile, appliance, and fixture replacements

Capitalized payroll and other indirect costs	7,885	50

Total our share of Capital Replacements	$54,417	$344

Capital Replacements:
Conventional	$47,635
Affordable	6,782

Total our share of Capital Replacements	54,417

Capital Improvements:
Conventional	39,224
Affordable	11,863

Total our share of Capital Improvements	51,087

Redevelopment:
Conventional	42,197
Affordable	8,365

Total our share of redevelopment	50,562

Total our share of capital expenditures	156,066

Plus minority partners’ share of consolidated spending	43,846
Less our share of unconsolidated spending	(8,533)

Total capital expenditures per Consolidated Statement of Cash Flows	$191,379

     We funded all of the above capital expenditures with cash provided by operating activities, working capital, and borrowings under the Revolver.

Contractual Obligations

     This table summarizes information regarding contractual obligations and commitments as of September 30, 2004 (amounts in thousands):

		Less than			More than
	Total	one year	1 — 3 years	3 — 5 years	5 years
Scheduled long-term debt maturities	$5,569,681	$293,758	$864,637	$658,613	$3,752,673
Secured credit facility and term loan	418,400	—	168,400	250,000	—
Mandatorily redeemable preferred securities	15,019	—	—	—	15,019
Leases for space occupied	24,125	6,008	11,207	6,910	—
Development fee payments (1)	25,000	10,000	15,000	—	—

Total	$6,052,225	$309,766	$1,059,244	$915,523	$3,767,692

(1)	The development fee payments above were established in connection with the Casden Merger and represent Aimco’s and our commitment related to Casden Properties LLC. Aimco agreed to pay $2.5 million per quarter for five years (up to an aggregate amount of $50.0 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets.

     Additionally, in connection with the Casden Merger, we committed to purchase two properties for minimum contractually agreed consideration of approximately $400 million, provide a stand-by facility of $64.5 million in debt financing associated with development, and invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. With regard to our commitment to purchase Westwood, which is one of the two properties, we are in the process of negotiating documentation that will extinguish our obligation to purchase it, will reduce our overall purchase obligation associated with the remaining property to approximately $199 million, and will reduce to $32.1 million the amount we are obligated to provide through the stand-by facility. See Note 5 of the consolidated financial statements for detailed information on these commitments.

Future Capital Needs

     In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, redevelopment and Capital Improvements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financings and operating cash flows. For the remainder of 2004, we plan to continue spending on as many as 40 redevelopments with average spending per project in the $2 million to $10 million range.

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

     We had $1,544.8 million of floating rate debt outstanding at September 30, 2004. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($727.2 million), floating rate secured notes ($399.2 million), the revolving credit facility ($168.4 million), and the term loans ($250.0 million). Based on this level of debt, an increase in interest rates of 1% would result in our income before minority interest and cash flows being reduced by $15.4 million on an annual basis. Historically, changes in tax-exempt interest rates have been at a ratio less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the BMA Index, which since 1981 has averaged 52.2% of the 10-year Treasury Yield. If this relationship continues, an increase in interest rates of 1% (0.52% in tax-exempt interest rates) would result in our income before minority interests and cash flows being reduced by $12.0 million on an annual basis. At September 30, 2004, we had $4,458.3 million of fixed-rate debt outstanding. As of September 30, 2003, based on our level of floating rate debt of $1,677.4 million, an increase in interest rates of 1% would have resulted in our income before minority interest and cash flows being reduced by $16.8 million on an annual basis. The potential reduction of income before minority interests and cash flows due to an increase in interest rates decreased $1.4 million for 2004 compared to 2003 due to lower floating rate balances resulting from the redemption of Class S Cumulative Redeemable Preferred Stock and repayment of the Casden Loan.

     We believe that the fair value of our floating rate secured tax-exempt bond debt and floating rate secured long-term debt as of September 30, 2004 approximate their carrying values.

ITEM 4. Controls and Procedures

     The Partnership’s management, with the participation of our chief executive officer and chief financial officer of the General Partner, who are the equivalent of the Partnership’s chief executive officer and chief financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer of the General Partner, who are the equivalent of the Partnership’s chief executive officer and chief financial officer, respectively, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed in the reports that we file or submit under the Exchange Act.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) We completed tender offers for limited partnership interests resulting in the issuance of approximately 48,000 common OP Units for the three months ended September 30, 2004.

     On August 25, 2004, we issued 1,217 Class VII Units to a limited liability company owned by a limited number of employees for an aggregate offering price of approximately $222,000. This issuance, along with the issuance in the second quarter of 2004, resulted in a total of 4,109 Class VII Units outstanding for a total aggregate offering price of approximately $752,000.

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

     (c) Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). The following table summarizes repurchases of our equity securities for cash for the three months ended September 30, 2004. In addition, during the three months ended September 30, 2004, Aimco purchased approximately 51,000 Common OP Units in exchange for approximately 51,000 shares of Aimco Class A Common Stock.

				Maximum Number
			Total Number of	of Units that
		Average	Units Purchased as	May Yet Be
	Total	Price	Part of Publicly	Purchased Under
	Number	Paid	Announced Plans or	Plans or Programs
Fiscal period	of Units Purchased	per Unit	Programs (1)	(1) (in millions)
July 1 — July 30, 2004	1,404	32.45	n/a	n/a
August 1 — August 31, 2004	1,860	32.44	n/a	n/a
September 1 — September 30, 2004	139,197	33.94	n/a	n/a

Total	142,461	33.91	n/a

(1)	The terms of our Partnership Agreement do not provide for a maximum number of Units that may be repurchased, and other than the express terms of our Partnership Agreement we have no publicly announced plans or programs of repurchase.

ITEM 5. Other Information

     On November 5, 2004, Aimco redeemed 1,450,000 shares of Class D Cumulative Preferred Stock, or the Class D Preferred Stock, at a redemption price of $25 per share plus an amount equal to accumulated and unpaid dividends through November 5, 2004, for a total of $25.1276 per share. Concurrently, we redeemed 1,450,000 Class D Partnership Preferred Units at a price per unit equal to the redemption price per share of the Class D Preferred Stock. Following this redemption, 1,250,000 Class D Partnership Preferred Units remain outstanding.

     As previously announced, effective October 15, 2004, Mr. Kompaniez resigned from the Board of Directors of AIMCO-GP, Inc., our general partner. To fill the vacancy created by Mr. Kompaniez’s resignation, the Board elected Paul J. McAuliffe. Mr. McAuliffe joined the Board on October 15, 2004 immediately following the effectiveness of Mr. Kompaniez’s resignation. Mr. McAuliffe is currently the Executive Vice President and Chief Financial Officer of Aimco and AIMCO-GP, Inc.

     On November 2, 2004, Aimco entered into an Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. In addition to us, Aimco and two Aimco subsidiaries, NHP Management Company and AIMCO/Bethesda Holdings, Inc. are also borrowers under the Credit Agreement. The Credit Agreement amends and restates our two separate existing loan facilities. See additional information regarding the terms of the Credit Agreement in Note 13 to the consolidated financial statements.

ITEM 6. Exhibits

     The following exhibits are filed with this report:

EXHIBIT NO.
10.1	Forty-First Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)
10.2	Forty-Second Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.2 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)
10.3	Forty-Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29, 2004, is incorporated herein by this reference)
10.4	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.4 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 is incorporated herein by this reference)
31.1	Certification of equivalent of chief executive officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of equivalent of chief financial officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

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
Thomas M. Herzog
Senior Vice President and Chief Accounting Officer

Date: November 8, 2004

EXHIBIT NO.
10.1	Forty-First Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)
10.2	Forty-Second Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.2 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 24, 2004, is incorporated herein by this reference)
10.3	Forty-Third Amendment to Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated September 29, 2004, is incorporated herein by this reference)
10.4	Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.4 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 is incorporated herein by this reference)
31.1	Certification of equivalent of chief executive officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of equivalent of chief financial officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments