Form 10-Q
period 2005-03-31
AIMCO PROPERTIES LP
filed 2005-05-06
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 29, 2005, there were 103,663,048 Partnership Common Units outstanding.

AIMCO PROPERTIES, L.P.

FORM 10-Q

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Unit Data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land	$2,321,226	$2,210,550
Buildings and improvements	8,852,661	8,579,573

Total real estate	11,173,887	10,790,123
Less accumulated depreciation	(2,112,386)	(2,010,267)

Net real estate	9,061,501	8,779,856
Cash and cash equivalents	119,629	105,343
Restricted cash	270,012	269,258
Accounts receivable	73,060	75,044
Accounts receivable from affiliates	53,107	39,216
Deferred financing costs	71,416	72,351
Notes receivable from unconsolidated real estate partnerships	170,352	165,289
Notes receivable from non-affiliates	29,987	31,716
Notes receivable from Aimco	12,783	12,613
Investment in unconsolidated real estate partnerships	173,329	207,527
Other assets	263,838	267,027
Assets held for sale	43,563	58,914

Total assets	$10,342,577	$10,084,154

LIABILITIES AND PARTNERS’ CAPITAL

Secured tax-exempt bond financing	$1,110,270	$1,133,794
Secured notes payable	4,672,936	4,466,964
Mandatorily redeemable preferred securities	—	15,019
Term loan	300,000	300,000
Credit facility	276,000	68,700

Total indebtedness	6,359,206	5,984,477

Accounts payable	40,663	34,663
Accrued liabilities and other	403,324	400,971
Deferred income	47,563	47,064
Security deposits	39,375	37,953
Deferred income taxes payable, net	20,770	20,139
Liabilities related to assets held for sale	44,224	54,973

Total liabilities	6,955,125	6,580,240

Minority interest in consolidated real estate partnerships	206,955	212,827

Partners’ capital:
Preferred units	1,186,766	1,131,041
General Partner and Special Limited Partner	1,785,925	1,851,733
Limited Partners	313,139	326,113
High performance units	(10,839)	(8,880)
Investment in Aimco Class A Common Stock	(8,689)	(8,920)
Note receivable from Aimco	(85,805)	—

Total partners’ capital	3,180,497	3,291,087

Total liabilities and partners’ capital	$10,342,577	$10,084,154

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
REVENUES:
Rental and other property revenues	$376,334	$338,532
Property management revenues, primarily from affiliates	6,664	8,256
Activity fees and asset management revenues, primarily from affiliates	8,017	8,268

Total revenues	391,015	355,056

EXPENSES:
Property operating expenses	182,481	160,569
Property management expenses	2,521	2,342
Activity and asset management expenses	2,608	2,311
Depreciation and amortization	104,541	86,216
General and administrative expenses	20,873	18,262
Other expenses (income), net	(717)	(1,023)

Total expenses	312,307	268,677

Operating income	78,708	86,379

Interest income	8,080	7,850
Recovery of (provision for) losses on notes receivable	1,592	79
Interest expense	(94,211)	(88,135)
Deficit distributions to minority partners, net	(1,472)	(4,447)
Equity in losses of unconsolidated real estate partnerships	(902)	(1,434)
(Impairment losses) recoveries related to unconsolidated real estate partnerships	(256)	148
Gain on dispositions of real estate related to unconsolidated entities and other	1,858	—

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(6,603)	440

Minority interest in consolidated real estate partnerships	3,487	1,499

Income (loss) from continuing operations	(3,116)	1,939
Income from discontinued operations, net	5,103	17,671

Income before cumulative effect of change in accounting principle	1,987	19,610
Cumulative effect of change in accounting principle	—	(3,957)

Net income	1,987	15,653
Net income attributable to preferred unitholders	25,074	22,097

Net loss attributable to common unitholders	$(23,087)	$(6,444)

Earnings (loss) per common unit — basic:
Income (loss) from continuing operations (net of preferred distributions)	$(0.27)	$(0.19)
Income from discontinued operations	0.05	0.17
Cumulative effect of change in accounting principle	—	(0.04)

Net loss attributable to common unitholders	$(0.22)	$(0.06)

Earnings (loss) per common unit — diluted:
Income (loss) from continuing operations (net of preferred distributions)	$(0.27)	$(0.19)
Income from discontinued operations	0.05	0.17
Cumulative effect of change in accounting principle	—	(0.04)

Net loss attributable to common unitholders	$(0.22)	$(0.06)

Weighted average common units outstanding	104,273	104,346

Weighted average common units and equivalents outstanding	104,273	104,346

Distributions declared per common unit	$0.60	$0.60

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,987	$15,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,541	86,216
Discontinued operations	(4,636)	(9,312)
Other adjustments	30	8,598
Net changes in operating assets and operating liabilities	139	(38,991)

Net cash provided by operating activities	102,061	62,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(143,363)	(105,843)
Capital expenditures	(90,779)	(38,036)
Proceeds from dispositions of real estate	20,889	83,354
Change in funds held in escrow from tax-free exchanges	40	(20,564)
Purchases of non-real estate related corporate assets	(1,705)	(16,659)
Purchases of general and limited partnership interests and other assets	(33,500)	(26,750)
Originations of notes receivable from unconsolidated real estate partnerships	(5,810)	(11,935)
Originations of notes receivable from Aimco	(85,412)	(69,678)
Proceeds from repayment of notes receivable from Aimco	—	69,678
Distributions received from investments in unconsolidated real estate partnerships	24,811	25,153
Other investing activities	8,112	12,354

Net cash used in investing activities	(306,717)	(98,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	227,200	126,882
Principal repayments on secured notes payable	(60,491)	(95,178)
Proceeds from tax-exempt bond financing	—	50,772
Principal repayments on tax-exempt bond financing	(23,531)	(23,697)
Net borrowings on term loans and revolving credit facility	207,300	35,113
Redemption of mandatorily redeemable preferred securities	(15,019)	(98,875)
Proceeds from issuance of preferred units, net	—	124,022
Redemption of preferred units	(31,250)	—
Repurchase and redemption of common units and warrant purchase	(1,584)	(12,889)
Contributions from minority interest	5,859	12,930
Payment of distributions to minority interest	(3,994)	(16,482)
Payment of distributions to General Partner and Special Limited Partner	(56,749)	(56,295)
Payment of distributions to Limited Partners	(5,723)	(5,153)
Payment of distributions to High Performance Units	(1,427)	(1,427)
Payment of distributions to preferred units	(23,116)	(21,766)
Other financing activities	1,467	(2,971)

Net cash provided by financing activities	218,942	14,986

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,286	(21,776)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,343	114,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,629	$92,656

Significant non-cash transactions:
Issuance of preferred units associated with the purchase of real estate	$85,412	$69,678

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1 — Organization

      AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries and other controlled entities, the Company, was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units, which are collectively referred to as OP Units. Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP, Inc., or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. “Limited Partners” refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended, or the Partnership Agreement.

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

      As of March 31, 2005, we:

•	owned an equity interest in and consolidated 171,707 units in 680 properties (which we refer to as “consolidated”), of which 170,915 units were also managed by us;

•	owned an equity interest in and did not consolidate 41,940 units in 313 properties (which we refer to as “unconsolidated”), of which 35,438 units were also managed by us; and

•	provided services or managed, for third-party owners, 47,711 units in 484 properties, primarily pursuant to long-term agreements (including 41,239 units in 418 properties that are asset managed only, and not also property managed), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

      At March 31, 2005, we had outstanding 103,668,033 common OP Units, 45,051,536 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive — see Note 6).

Note 2 — Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in AIMCO Properties, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 financial statement amounts have been reclassified to conform to the 2005 presentation.

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

      As a result of the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46, as of March 31, 2004, we consolidate all variable interest entities for which we are the primary beneficiary.

Minority Interest in Consolidated Real Estate Partnerships

      We reflect unaffiliated partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate partnership losses to minority partners to the extent of the carrying amount of the minority interest. We generally record a charge when partnership losses exceed the carrying amount of the minority interest, even though there is no economic effect or cost. We report this charge in the consolidated statements of income within minority interest in consolidated real estate partnerships. We do not record charges for distributions or losses in certain limited instances where the minority partner has a legal obligation and financial capacity to contribute additional capital to the partnership. For the three months ended March 31, 2005 and 2004, we recorded charges for partnership losses resulting from depreciation of approximately $2.3 million and $1.3 million, respectively, which were not allocated to minority partners because the losses exceeded the carrying amount of the minority interest.

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

      Effective January 1, 2003, Aimco adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, or SFAS 148, and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, Aimco applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in recognition of compensation expense related to stock options based on the fair value of the stock options. For stock options granted prior to January 1, 2003, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. Under APB 25, because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense related to such options has been recognized. Aimco recognizes compensation expense for stock options accounted for under SFAS 123 and restricted stock awards ratably over the period the awards vest. Compensation expense is reversed as forfeitures occur.

      For purposes of the pro forma disclosures below, the estimated fair values for all awards made prior to January 1, 2003 are amortized over the respective vesting period for each such option and are shown as expense as if SFAS 123 had been applied to all such awards. Pro forma information regarding net income and earnings per unit is required by SFAS 123, which also requires that the information be determined as if Aimco had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method.

      The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2005	2004
Net loss attributable to common unitholders, as reported	$(23,087)	$(6,444)

Add: Stock-based employee compensation expense included in reported net income:
Restricted stock awards	1,855	415
Stock options	453	364
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(1,855)	(415)
Stock options	(872)	(1,056)

Pro forma net loss attributable to common unitholders	$(23,506)	$(7,136)

Basic loss per common unit:
Reported	$(0.22)	$(0.06)
Pro forma	$(0.23)	$(0.07)
Diluted loss per common unit:
Reported	$(0.22)	$(0.06)
Pro forma	$(0.23)	$(0.07)

      The effects of applying SFAS 123 in calculating pro forma income attributable to common unitholders and pro forma basic and diluted earnings per unit may not necessarily be indicative of the effects of applying SFAS 123 to future years’ earnings. As discussed in Note 10, Aimco is required to change its method of accounting for stock based compensation in 2006.

Note 3 — Acquisitions

Real Estate Acquisitions

      On February 28, 2005, Aimco completed the acquisition of Palazzo East at Park La Brea, a mid-rise apartment community with 610 units, for approximately $199.3 million. Palazzo East at Park La Brea is the third of three phases to be completed as part of the Park La Brea development. In connection with the March 2002 acquisition of Casden Properties, Inc. (which we refer to as the Casden Transactions), Aimco agreed to purchase all three phases of the Park La Brea development upon completion and attainment of 60% occupancy. The purchase of Palazzo East at Park La Brea, was funded with cash of approximately $86.8 million and a variable rate secured property note of $112.5 million. In order to fund the acquisition of Palazzo East at Park La Brea, we loaned $85.4 million to Aimco in exchange for a note receivable (see Note 11).

      Additionally during the three months ended March 31, 2005, we completed the acquisition of four properties in New York City containing approximately 129 residential units and six retail spaces for an aggregate purchase price of approximately $29.4 million, including transaction costs. The purchases were primarily funded with new debt of $17.8 million and the remainder in cash.

Acquisitions of Partnership Interests

      During the three months ended March 31, 2005, we acquired limited partnership interests in 42 partnerships in which our affiliates served as general partner. In connection with such acquisitions in both consolidated and unconsolidated real estate partnerships, we paid approximately $24.1 million, including transaction costs, primarily in cash. This amount was approximately $31.6 million in excess of the minority interests’ book value in such limited partnerships, which excess we generally identified to real estate.

Note 4 — Mandatorily Redeemable Preferred Securities

      In connection with the Insignia merger in 1998, we assumed the obligations under Trust Based Convertible Preferred Securities, which we refer to as TOPRS, with an aggregate liquidation amount of $149.5 million. Since 1998, approximately $134.5 million of the securities have been converted, resulting in $15.0 million that remained as of December 31, 2004, which also represented the redemption value. On January 11, 2005, we redeemed for cash all outstanding TOPRS for a total redemption price of $50 per security, or $15.0 million, plus any accrued and unpaid distributions through the redemption date.

Note 5 — Commitments and Contingencies

Commitments

      In connection with the Casden Transactions, we and Aimco made commitments to:

•	invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. As of March 31, 2005, we had invested $39.2 million. Casden Properties LLC intends to pursue new development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC; and

•	pay $2.5 million per quarter for five years (for an aggregate amount of $50 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets (as of March 31, 2005, $30.0 million has been paid).

Guarantees

      We provide certain guarantees in connection with our syndication of historic and affordable housing tax credits. We may be required to perform under these guarantees in certain instances where projected tax benefits are not realized by the investor. These guarantees have varying expiration dates ranging from less than one year and up to fifteen years.

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

      Environmental

      Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.

      Mold

      Aimco has been named as a defendant in lawsuits that have alleged personal injury as a result of the presence of mold. In addition, we are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. We have implemented a national policy and procedures to prevent or eliminate mold from our properties and believe that our measures will minimize the effects that mold could have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.

      Unclaimed Property and Use Taxes

      Based on inquiries from several states, we are reviewing our historic forfeiture of unclaimed property pursuant to applicable state and local laws. We are also reviewing our historic filing of use tax returns in certain state and local jurisdictions that impose such taxes. At this time, we do not have sufficient information available to determine the extent or potential effect of any non-compliance on our consolidated financial condition or results of operations.

      National Union Litigation

      National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) were insurance agents who sold to Aimco property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The financial failure of NPS resulted in defaults under two agreements by which NPS indemnified Aimco from losses relating to the matters described below. As a result of such defaults Aimco had a $16.7 million insurance-related receivable that was subsequently reduced to $6.7 million following Aimco’s settlement with Lumbermens Mutual Casualty Company (“Lumbermens”) and an insurance agency. In addition, Aimco has pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages. The contingent liabilities arising from the NPS defaults also resulted in litigation against Aimco by Cananwill, Inc. (“Cananwill”), a premium funding company, regarding an alleged balance due of $5.7 million on a premium finance agreement that funded premium payments made to National Union. Aimco is also a plaintiff in litigation against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., alleging Cananwill’s conversion of $1.6 million of unearned premium belonging to Aimco and misapplication of such funds to the alleged debt asserted in the lawsuit initiated by Cananwill. The matter in which Aimco is a plaintiff has been stayed by the court pending resolution of the action filed by Cananwill against them. The previously disclosed litigation brought by WestRM — West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which Aimco had been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich. Similarly, the previously disclosed litigation brought by Highlands Insurance Company (“Highlands”) against Cananwill, XL, Greenwich and Aimco also continues. In those cases in which Aimco is a defendant, Aimco believes that it has meritorious defenses to assert, and will vigorously defend itself against claims brought against it. In addition, Aimco will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations.

      FLSA Litigation

      We and NHP Management Company (“NHPMN”), an affiliate of ours, are defendants in a lawsuit alleging that we and NHPMN willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges we and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while “on-call.” We have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

      SEC Investigation

      The Central Regional Office of the United States Securities and Exchange Commission (the “SEC”) continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, we believe the areas of investigation have included Aimco’s miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. Aimco is cooperating fully. We are not able to predict when the investigation will be resolved. We do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

Note 6 — Partners’ Capital

Preferred OP Units

      On January 21, 2005, Aimco redeemed for cash the remaining 1.25 million shares outstanding of the Class D Cumulative Preferred Stock for a total redemption price of $25.0425 per share, which included a redemption price of $25 per share, and $0.0425 per share of accumulated and unpaid dividends through January 21, 2005. Concurrently with this redemption, we redeemed for cash the remaining Class D Partnership Preferred Units. This redemption resulted in $1.1 million of redemption related preferred OP Unit issuance costs being deducted from net income to arrive at net loss attributable to common unitholders and thereby increased by $0.01 our loss per basic and diluted common unit for the three months ended March 31, 2005.

Common OP Units

      During the three months ended March 31, 2005 and 2004, approximately 13,000 and 3,000 common OP Units, respectively, were redeemed in exchange for cash and approximately 33,000 and 359,000 common OP Units, respectively, were redeemed in exchange for shares of Aimco Class A Common Stock. In addition, during the three months ended March 31, 2005 and 2004, we issued approximately 347,000 and 51,000 common OP Units, respectively, to Aimco and Aimco issued approximately 347,000 and 51,000 restricted shares of Aimco Class A Common Stock, respectively, to certain officers and employees. The restricted stock was recorded at the fair market value of the Aimco Class A Common Stock on the date of issuance. These shares of restricted Aimco Class A Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically ratably over a period of three or five years). Certain shares of restricted stock issued during the three months ended March 31, 2005 are subject to accelerated vesting upon the achievement of a specified calendar year performance measure target.

      On December 2, 1997, Aimco issued warrants, which we refer to as the Oxford Warrants, exercisable through December 31, 2006 to purchase up to an aggregate of 500,000 shares of Aimco Class A Common Stock at an exercise price of $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation, in connection with the amendment of certain agreements pursuant to which we manage properties formerly controlled by Oxford Realty Financial Group, Inc. or its affiliates. During the three months ended March 31, 2005, Aimco purchased from the holders thereof all outstanding Oxford Warrants for an aggregate purchase price of $1.05 million.

High Performance Units

      At March 31, 2005, in addition to the 2,379,084 Class I High Performance Partnership Units, we had outstanding 5,000 Class VI High Performance Partnership Units, or the Class VI Units, for which the valuation period began on January 1, 2003 and will end on December 31, 2005 and 4,109 Class VII High Performance Partnership Units, or the Class VII Units, for which the valuation period began on January 1, 2004 and will end on December 31, 2006. At March 31, 2005, we did not meet the required measurement benchmarks for the Class VI Units or Class VII Units. Therefore, as of March 31, 2005 such High Performance Units have no dilutive effect.

Note 7 — Discontinued Operations and Assets Held for Sale

      At March 31, 2005, we had ten properties with an aggregate of 1,971 units classified as held for sale. During the three months ended March 31, 2005, we sold six properties with an aggregate of 491 units and during the year ended December 31, 2004, we sold 54 properties with an aggregate of 12,248 units. For the three months ended March 31, 2005 and 2004, discontinued operations included the results of operations of all of the above properties prior to the date of sale.

      The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended
	March 31,
	2005	2004
Rental and other property revenues	$3,837	$29,798
Property operating expense	(1,886)	(12,912)
Depreciation and amortization	(95)	(5,062)
Other (expenses) income, net	(584)	(273)

Operating income	1,272	11,551
Interest income	37	46
Interest expense	(924)	(7,603)
Minority interest in consolidated real estate partnerships	54	(261)

Income before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, and income tax	439	3,733
Gain on dispositions of real estate, net of minority partners’ interest	7,098	11,327
Impairment losses on real estate assets sold or held for sale	(1,956)	(14)
Recovery of deficit distributions (deficit distributions) to minority partners, net	(465)	3,322
Income tax arising from disposals	(13)	(697)

Income from discontinued operations	$5,103	$17,671

      We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At March 31, 2005, assets classified as held for sale of $43.6 million included real estate net book value of $43.1 million and liabilities related to assets classified as held for sale of $44.2 million include mortgage debt of $43.4 million. At December 31, 2004, assets classified as held for sale of $58.9 million include real estate net book value of $57.6 million and liabilities related to assets classified as held for sale of $55.0 million include mortgage debt of $54.1 million, represented by 16 properties with 2,462 units that were classified as held for sale during 2004 and 2005. The estimated proceeds, less anticipated costs to sell, for certain of these assets were less than the related net book value, and therefore we recorded impairment losses of $2.0 million for the three months ended March 31, 2005. We are also marketing for sale certain other properties that do not meet all of the criteria to be classified as held for sale.

Note 8 — Earnings per Unit

      We calculate earnings per unit based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three months ended March 31, 2005, and 2004 (in thousands, except per unit data):

	For the Three Months Ended
	March 31,
	2005	2004
Numerator:
Income (loss) from continuing operations	$(3,116)	$1,939
Less net income attributable to preferred unitholders	(25,074)	(22,097)

Numerator for basic and diluted earnings per unit — Loss from continuing operations	$(28,190)	$(20,158)

Income from discontinued operations	$5,103	$17,671

Cumulative effect of change in accounting principle	$—	$(3,957)

Net income	$1,987	$15,653
Less net income attributable to preferred unitholders	(25,074)	(22,097)

Numerator for basic and diluted earnings per unit — Net loss attributable to common unitholders	$(23,087)	$(6,444)

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	104,273	104,346
Effect of dilutive securities:
Dilutive potential common units	—	—

Denominator for diluted earnings per unit	104,273	104,346

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.27)	$(0.19)
Income from discontinued operations	0.05	0.17
Cumulative effect of change in accounting principle	—	(0.04)

Net loss attributable to common unitholders	$(0.22)	$(0.06)

Diluted earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.27)	$(0.19)
Income from discontinued operations	0.05	0.17
Cumulative effect of change in accounting principle	—	(0.04)

Net loss attributable to common unitholders	$(0.22)	$(0.06)

      All of our convertible preferred OP Units are anti-dilutive on an “as converted” basis, therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator when calculating basic and diluted earnings per common unit. We have excluded from diluted earnings per unit the common OP Unit equivalents related to approximately 12.5 million and 11.7 million of vested and unvested stock options, units issued for the portions of notes receivable that are non-recourse, and restricted stock awards for the three months ended March 31, 2005 and 2004, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per unit, we treat the dilutive impact of the unvested portion of restricted shares as common OP Unit equivalents.

Note 9 — Business Segments

      We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business to third parties and affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three months ended March 31, 2005 or 2004. Portions of the gross revenues earned in the investment management business are from transactions with affiliates in the real estate segment.

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business including net operating income, free cash flow, funds from operations, and adjusted funds from operations. During the first quarter of 2005 and for all of 2004, the chief operating decision maker emphasized net operating income as a key measurement of segment profit or loss. Accordingly, below we disclose net operating income for each of our segments. Net operating income is defined as segment revenues (after the elimination of intersegment revenues) less direct segment operating expenses.

      The following table presents revenues and net operating income for the three months ended March 31, 2005 and 2004, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Revenues:
Real estate segment	$376,334	$338,532
Investment management segment:
Gross revenues	34,514	35,977
Elimination of intersegment revenues	(19,833)	(19,453)

Net revenues after elimination	14,681	16,524

Total revenues of reportable segments	$391,015	$355,056

Net operating income:
Real estate segment	$193,853	$177,963
Investment management segment	9,552	11,871

Total net operating income of reportable segments	203,405	189,834
Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(104,541)	(86,216)
General and administrative expenses	(20,873)	(18,262)
Other (expenses) income, net	717	1,023

Operating income	$78,708	$86,379

ASSETS (in thousands):

	March 31, 2005	December 31, 2004
Total assets for reportable segments (1)	$9,978,548	$9,706,305
Corporate and other assets	364,029	377,849

Total consolidated assets	$10,342,577	$10,084,154

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

Note 10 — Recent Accounting Developments

Statement of Financial Accounting Standards No. 123 (revised 2004)

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Accounting for Stock-Based Compensation, or SFAS 123R, which supersedes the existing SFAS 123, which we adopted in 2003 using the prospective method of transition as described therein. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and requires, at a minimum, a modified prospective application method of adoption. Under this method, the provisions of SFAS 123R will be applied prospectively to new and modified awards granted on or after the required effective date. In addition, compensation expense is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the effective date. The measurement and recognition provisions of SFAS 123R that apply to our stock option plans are similar to those currently being followed by us for awards granted on or after January 1, 2003. The primary change in expense recognition requirements, which also applies to our unvested restricted stock awards, relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation expense, whereas we currently recognize forfeitures as they occur. Upon adoption of SFAS 123R, we will estimate forfeitures of unvested awards of stock options and restricted stock and record a cumulative effect of a change in accounting principle to reflect the compensation expense that would not have been recognized in prior periods had forfeitures been estimated prior to the date of adoption. Aimco is required to adopt SFAS 123R as of January 1, 2006, although early adoption is permitted. Upon adoption, our periodic compensation expense will increase over the remaining vesting period for stock options granted prior to January 1, 2003, for which no expense is currently being recognized. Based on preliminary estimates of such additional compensation expense, we do not anticipate that the adoption of SFAS 123R will have a material impact on our financial condition or results of operations.

Note 11 — Notes Receivable from Aimco

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

      In order to fund the additional consideration with respect to the Palazzo East at Park La Brea acquisition on February 28, 2005, the Partnership loaned $85.4 million to Aimco in exchange for a note receivable, or The Palazzo East at Park La Brea Note, which is presented as a deduction from partners’ capital. The note bears interest at the rate of 5.25% per annum, with interest payments due on December 31 of each year. Upon completion of the purchase, Aimco contributed the assets and liabilities of Palazzo East at Park La Brea to us in exchange for 3,416,478 Class Thirteen Partnership Preferred Units, or the Class Thirteen Preferred Units. The Class Thirteen Preferred Units pay distributions of $1.3125 per unit on December 31 of each year, with the first distribution prorated from the date of issuance.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to the Partnership and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.

Executive Overview

      We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of March 31, 2005, we owned or managed 1,477 apartment properties containing 261,358 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.

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

      Because our operating results depend primarily on income from our properties, the supply and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our properties, the pace and price at which we redevelop, acquire and dispose of our apartment properties, and the volume and timing of fee transactions affects our operating results. Our cost of capital is affected by the conditions in the capital and credit markets and the terms that we negotiate for our equity and debt financings.

      During 2004 we focused on a number of areas related to improving operations, including customer service, resident selection and retention, marketing, pricing, and operating cost management.

      Our focus in the first quarter has been, and for the remainder of 2005 will continue to be, to increase revenue and implement cost management and productivity initiatives, which includes centralizing purchasing, restructuring business processes, using technology to increase efficiency and implementing structured monthly reporting to identify issues and improve effectiveness of spending. We believe that our efforts are having their intended effect, are resulting in a positive trend in certain operating results and are the foundation for improved long-term operating results. These initiatives and others have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.

      The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.

Results of Operations

Overview

      Three months ended March 31, 2005 compared to March 31, 2004

      We recognized net income of $2.0 million and net loss attributable to common unitholders of $23.1 million for the three months ended March 31, 2005, compared to net income of $15.7 million and net loss attributable to common unitholders of $6.4 million for the three months ended March 31, 2004, which were decreases of $13.7 million and $16.7 million, respectively. These decreases were principally due to the following items:

•	an increase in depreciation and amortization expense;

•	a decrease in income from discontinued operations, primarily related to lower net gains on dispositions of real estate and higher impairments; and

•	an increase in interest expense.

These decreases were partially offset by:

•	an increase in net operating income associated with property operations, which included increases related to acquisition, newly consolidated and same store properties.

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

      The following table summarizes the overall performance of our consolidated properties for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Rental and other property revenues	$376,334	$338,532
Property operating expenses	182,481	160,569

Net operating income	$193,853	$177,963

      For the three months ended March 31, 2005, compared to the three months ended March 31, 2004, net operating income for our consolidated property operations increased by $15.9 million, or 8.9%. This increase was principally due to an $8.5 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method (five properties first consolidated in 2005 and 42 properties first consolidated in 2004, which includes 24 properties that were consolidated due to the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46) and a $4.2 million increase related to operations of acquisition properties, which were principally comprised of Palazzo East at Park La Brea and four other properties purchased in 2005, and The Palazzo at Park La Brea and 10 other properties purchased in 2004. Additionally, there was a $4.7 million increase in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”) and a $2.0 million increase related to the completion of certain redevelopment properties. These increases were offset by $2.8 million in higher losses related to casualties due to the three months ended March 31, 2004 including a net gain on casualties of $1.4 million as compared to a $1.4 million net loss on casualties in the three months ended March 31, 2005.

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

	Three Months Ended
	March 31,
	2005	2004
Our share of same store revenues	$264,073	$253,104
Our share of same store expenses	117,680	111,173

Our share of same store net operating income	146,393	141,931
Adjustments to reconcile same store net operating income to real estate segment net operating income (1)	47,460	36,032

Real estate segment net operating income	$193,853	$177,963

Same Store Statistics:
Properties	531	531
Apartment units	147,839	147,839
Average physical occupancy	90.2%	88.6%
Average rent /unit/month	$740	$728

(1)	Includes: (i) minority partners’ share of consolidated, less our share of unconsolidated, property revenues and property operating expenses (at current period ownership); (ii) property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties); and (iii) eliminations and other adjustments made in accordance with GAAP.

      For the three months ended March 31, 2005, compared to the three months ended March 31, 2004, our share of same store net operating income increased $4.5 million, or 3.1%. Revenues increased $11.0 million, or 4.3%, primarily due to higher occupancy (up 1.6%), higher average rent (up $12 per unit) and lower bad debt expense. Expenses increased by $6.5 million, or 5.9%, primarily due to: an increase of $2.8 million in compensation expense related to increased staffing levels to support our initiatives to improve customer service and asset appearance; an increase of $1.7 million related to repairs and maintenance; an increase of $1.5 million in utilities due primarily to higher natural gas rates; and $0.5 million of increases primarily related to marketing and turnover expenses associated with our efforts to increase occupancy.

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

      The following table summarizes the overall performance of our property management business for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Property management revenues, primarily from affiliates	$6,664	$8,256
Property management expenses	2,521	2,342

Net operating income from property management	$4,143	$5,914

      For the three months ended March 31, 2005, compared to the three months ended March 31, 2004, net operating income from property management decreased by $1.8 million, or 29.9%. This decrease was principally due to an increase in consolidated real estate partnerships, which required elimination of fee income and associated property operating expense related to such partnerships and the sales of properties within our unconsolidated partnerships (eight properties in 2005 and 53 properties in 2004) that had previously generated property management revenues.

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

      The following table summarizes the overall performance of our activity fees and asset management for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Activity fees and asset management revenues, primarily from affiliates	$8,017	$8,268
Activity and asset management expenses	2,608	2,311

Net operating income from activity fees and asset management	$5,409	$5,957

      Included in the activity fees and asset management revenues, primarily from affiliates for the three months ended March 31, 2005 and 2004, were $7.9 million and $8.3 million, respectively, of fees related to affordable properties within the Aimco Capital portfolio.

      For the three months ended March 31, 2005, compared to the three months ended March 31, 2004, net operating income from activity fees and asset management decreased by $0.5 million, or 9.2%. This decrease was principally a result of decreased activity fees related to refinancing activities of $1.5 million due to one large refinancing transaction that occurred in 2004 as compared to a number of small transactions in 2005 and a decrease of $1.1 million related to the recognition of deferred asset management fees resulting from a greater number of closed transactions in 2004 as compared to 2005. Additionally, there was $0.3 million in higher expenses associated with these activities. These decreases were partially offset by increases of $1.8 million in disposition fees and $0.8 million in syndication fees resulting from a greater number of transactions.

Depreciation and Amortization

      For the three months ended March 31, 2005, compared to the three months ended March 31, 2004, depreciation and amortization increased $18.3 million, or 21.3%. This increase was principally due to: $8.7 million of depreciation on certain assets where, based on a periodic review, the estimated useful lives were reduced; $3.7 million and $1.2 million of additional depreciation related to the newly consolidated and acquisition properties, respectively; and $1.7 million from the completion of certain redevelopment properties. Additionally, approximately $3.0 million of the increase related to depreciation of new capital spending on same store properties.

General and Administrative Expenses

      For the three months ended March 31, 2005, compared to the three months ended March 31, 2004, general and administrative expenses increased $2.6 million, or 14.3%. This increase was principally due to $4.3 million in higher compensation related to increased staffing levels and increased health care costs, partially offset by a reduction in consulting and legal fees.

Interest Expense

      For the three months ended March 31, 2005, compared to the three months ended March 31, 2004, interest expense, which includes the amortization of deferred financing costs, increased $6.1 million, or 6.9%. This increase was principally due to: $3.2 million resulting from interest on the additional debt related to acquisition properties and $2.9 million resulting from interest on the additional debt related to the newly consolidated properties; $1.3 million due to increased corporate borrowings and increased interest rates on corporate and other variable rate debt; and a $1.4 million increase related to higher loan costs, primarily due to a one-time benefit of $1.0 million in the first quarter of 2004. These increases were partially offset by $1.6 million in higher capitalized interest and a $1.4 million decrease related to the redemption of mandatorily redeemable preferred securities in late March of 2004 (Class S Partnership Preferred Units) and early January of 2005 (Trust Based Convertible Preferred Securities).

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

      For the three months ended March 31, 2005 and 2004, income from discontinued operations, net totaled $5.1 million and $17.7 million, respectively, which included income from operations of $0.4 million and $3.7 million, respectively. For the three months ended March 31, 2005, the income from operations included 16 properties that were sold or classified as held for sale during 2005. For the three months ended March 31, 2004, the income from operations included 70 properties that were sold or classified as held for sale during 2004 and 2005.

      During the three months ended March 31, 2005, we sold six properties, resulting in a net gain on sale of approximately $7.1 million. Additionally, we recognized $2.0 million in impairment losses on assets sold or held for sale in 2005. During the three months ended March 31, 2004, we sold ten properties, resulting in a net gain on sale of approximately $10.6 million (which is net of $0.7 million of related taxes).

      Gains on properties sold are determined on a property-by-property basis and are not comparable period to period. See Note 7 of the consolidated financial statements for more details on discontinued operations.

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

      Any adverse changes in these factors could cause an impairment in our long-lived assets, including real estate, goodwill and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we have determined that the carrying amount for our properties to be held and used is recoverable and, therefore, we did not record any impairment losses related to such properties during the three months ended March 31, 2005 or 2004.

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

      We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has entered into certain closed or pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method. For the three months ended March 31, 2005, if we had not been able to complete certain transactions, our accretion income would have decreased by $1.4 million ($0.01 per basic and diluted unit). Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible value of the notes; therefore, accretion income varies on a period by period basis and could be lower or higher than in prior periods.

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

      During the three months ended March 31, 2005 and 2004, we recorded $1.6 million and $0.08 million, respectively, in net recovery of impairment losses on notes receivable. We will continue to evaluate the collectibility of these notes, and we may adjust related allowances in the future due to changes in market conditions and other factors.

Capitalized Costs

      We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the regional operating center and corporate levels that clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital expenditure activities are capitalized where the costs of the improvements or replacements exceed $250. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs, and general and administrative expenses.

      We depreciate capitalized costs over the estimated useful life of the related component or improvement, which is generally five to fifteen years. With respect to the capitalized payroll component of capital expenditure activities, whether site payroll or indirect costs, we use a depreciation period of five years. Certain homogeneous items that are purchased in bulk on a recurring basis, such as carpeting and appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of property casualties, where the net book value of lost property is written off in the determination of casualty gains or losses, we generally do not recognize any expense in connection with the replacement of an existing property component because normal replacements are considered in determining the estimated useful lives used in connection with our composite and group depreciation methods.

      For the three months ended March 31, 2005 and 2004, we capitalized $2.6 million and $1.0 million of interest expense, respectively, and $11.0 million and $9.8 million of site payroll and indirect costs, respectively. See further discussion under the heading “Capital Expenditures.”

Funds From Operations

      Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial data determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002 White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption related preferred OP Unit issuance costs and distributions on preferred OP Units and adding back distributions on dilutive preferred OP Units. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

For the three months ended March 31, 2005 and 2004, our FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss attributable to common unitholders (1)	$(23,087)	$(6,444)
Adjustments:
Depreciation and amortization (2)	104,541	86,216
Depreciation and amortization related to non-real estate assets	(3,791)	(4,920)
Depreciation on rental property related to minority partners’ interest (3)	(10,866)	(10,336)
Depreciation on rental property related to unconsolidated entities	5,958	6,070
Gain on dispositions of real estate related to unconsolidated entities other	(1,858)	—
Gain on dispositions of non-depreciable assets	675	—
Deficit distributions to minority partners, net (4)	1,472	4,447
Cumulative effect of change in accounting principle	—	3,957
Discontinued operations:
Depreciation on rental property, net of minority partners’ interest (3)	61	4,698
Gain on dispositions of real estate, net of minority partners’ interest (3)	(7,098)	(11,327)
Deficit distributions (recovery of deficit distributions) to minority partners (4)	465	(3,322)
Income tax arising from disposals	13	697
Preferred OP Unit distributions	23,951	22,097
Redemption related preferred OP Unit issuance costs	1,123	—

Funds From Operations	$91,559	$91,833
Preferred OP Unit distributions	(23,951)	(22,097)
Redemption related preferred OP Unit issuance costs	(1,123)	—
Distributions on dilutive preferred OP Units	434	890

Funds From Operations attributable to common unitholders — diluted	$66,919	$70,626

Weighted average number of common OP Units, common OP Unit equivalents and dilutive preferred OP Units outstanding:
Common OP Units and equivalents (5)	104,607	104,391
Dilutive preferred OP Units	1,276	1,773

Total	105,883	106,164

Notes:

(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP.

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

(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.

(4)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(5)	Represents the denominator for earnings per common unit — diluted, calculated in accordance with GAAP, plus additional common OP Unit equivalents that are dilutive for FFO.

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

      Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, distributions paid to unitholders and partners, and acquisitions of, and investments in, properties. We use our cash provided by operating activities to meet short-term liquidity needs. In the event that the cash provided by operating activities is not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.

      At March 31, 2005, we had $119.6 million in cash and cash equivalents, an increase of $14.3 million from December 31, 2004, which cash is principally from sales and refinancing transactions that has yet to be distributed or applied to the outstanding balance of the revolving credit facility. At March 31, 2005, we had $270.0 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.

Operating Activities

      For the three month ended March 31, 2005, our net cash provided by operating activities of $102.1 million was primarily from operating income from our consolidated properties, which is determined by rental rates, occupancy levels and operating expenses related to our portfolio of properties. This increased $40.0 million compared with the three months ended March 31, 2004, driven by changes in operating assets and liabilities and slightly better property operating results. The changes in operating assets and liabilities were primarily due to an increase in restricted cash related to certain operating escrows and a reduction in accrued liabilities related to timing of certain payments of accrued property taxes, payroll taxes and interest that occurred during the three months ended March 31, 2004.

Investing Activities

      For the three months ended March 31, 2005, our net cash used in investing activities of $306.7 million primarily resulted from the acquisition of Palazzo East at Park La Brea and four other properties (see Note 3 for further information on acquisitions), as well as investments in our existing real estate assets through capital spending, offset by proceeds received from sales of properties.

      Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. In the three months ended March 31, 2005, we sold six consolidated properties and eight unconsolidated properties. These properties were sold for an aggregate sales price of $52.3 million, of which $22.7 million related to the consolidated properties. The sale of the consolidated properties generated proceeds totaling $20.9 million, after the payment of transaction costs. Our share of the total net proceeds from the sale of the 14 properties, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $11.8 million, of which $1.4 million related to the unconsolidated properties and was included in our distributions received from investments in unconsolidated real estate partnerships. Sales proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

      We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns, such as sales to buyers who intend to convert the properties to condominiums. Gross sales proceeds from 2005 dispositions are expected to be $500 million to $550 million, and we plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, and for other operating needs and corporate purposes.

Capital Expenditures

      We classify all capital spending as Capital Replacements (which we refer to as CR), Capital Improvements (which we refer to as CI), casualties or redevelopment. Non-redevelopment and non-casualty capitalizable expenditures are apportioned between CR and CI based on the useful life of the capital item under consideration and the period we have owned the property (i.e., the portion that was consumed during our ownership of the item represents CR; the portion of the item that was consumed prior to our ownership represents CI).

      For the three months ended March 31, 2005, we spent a total of $16.4 million on CR. These are expenditures that represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the three months ended March 31, 2005, we spent a total of $23.6 million, $8.5 million and $21.5 million, respectively, on CI, casualties and redevelopment. CI expenditures represent all non-redevelopment and non-casualty capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs is reimbursed by insurance carriers based on deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property.

      The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the three months ended March 31, 2005 on a per unit and total dollar basis (based on approximately 152,600 ownership equivalent units (excluding non-managed units) weighted for the period), and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
Capital Replacements Detail:
Building interiors	$2,228	$15
Includes: hot water heaters, kitchen/bath
Building exteriors	2,380	16
Includes: roofs, exterior painting, electrical, plumbing
Landscaping and grounds	1,396	9
Includes: parking lot improvements, pool improvements
Turnover related	7,199	47
Includes: carpet, vinyl, tile, appliance, and fixture replacements
Capitalized site payroll and indirect costs	3,166	21

Total our share of Capital Replacements	$16,369	$108

Capital Replacements:
Conventional	$15,152
Affordable	1,217

Total our share of Capital Replacements	16,369

Capital Improvements:
Conventional	19,371
Affordable	4,271

Total our share of Capital Improvements	23,642

Casualties:
Conventional	8,200
Affordable	288

Total our share of casualties	8,488

Redevelopment:
Conventional	20,680
Affordable	861

Total our share of redevelopment	21,541

Total our share of capital expenditures	70,040

Plus minority partners’ share of consolidated spending	23,086
Less our share of unconsolidated spending	(2,347)

Total capital expenditures per Consolidated Statement of Cash Flows	$90,779

      Included in the above spending for CI, casualties and redevelopment, was approximately $7.0 million of our share of capitalized site payroll and indirect costs related to these activities for the three months ended March 31, 2005.

      We funded all of the above capital expenditures with cash provided by operating activities, working capital, and borrowings under the revolving credit facility.

Financing Activities

      For the three months ended March 31, 2005, net cash provided by financing activities of $218.9 million primarily related to proceeds from borrowings offset by payments on our secured notes payable, payment of our distributions, and redemptions of the Class D Partnership Preferred Units and Trust Based Convertible Preferred Securities, which we refer to as TOPRS.

      Mortgage Debt

      At March 31, 2005, we had $5.8 billion in consolidated mortgage debt outstanding as compared to $5.6 billion outstanding at December 31, 2004. During the three months ended March 31, 2005, we refinanced or closed mortgage loans on 13 consolidated properties generating $96.9 million of proceeds from borrowings with a weighted average interest rate of 4.23%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $78.9 million. In addition, we closed mortgage loans on four unconsolidated properties, with a weighted average interest rate of 4.85%. Our share of the net proceeds from these four mortgage loans totaled $6.4 million, which we received after March 31, 2005. We used our total net proceeds from all loans closed of $85.3 million for corporate purposes. In 2005, we intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.

      During the three months ended March 31, 2005, we closed five mortgage loans totaling $130.3 million, with a weighted average interest rate of 3.27%, to finance our acquisitions.

      Revolving Credit Facility and Term Loans

      We entered into an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement, on November 2, 2004. The aggregate commitment under the Credit Agreement is $750 million, comprised of $450 million of revolving loan commitments and a $300 million term loan tranche. The term loan matures on November 2, 2009 and the revolving loans mature on November 2, 2007. At March 31, 2005, the outstanding principal balance of the term loan was $300.0 million at an interest rate of 4.75% (based on LIBOR plus 2.00%). The proceeds of future term loans are generally permitted to be used to fund general working capital and other corporate purposes. At March 31, 2005, the outstanding principal balance of the revolving loans was $276.0 million at an interest rate of 4.66% (based on various weighted average LIBOR and base rate borrowings outstanding with various maturities). The amount available under the revolving credit facility at March 31, 2005 was $152.9 million (after giving effect to $21.1 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of future revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.

      Partners’ Capital Transactions

      During the three months ended March 31, 2005, we redeemed all outstanding Class D Partnership Preferred Units for $31.3 million. Additionally, we redeemed all outstanding shares of TOPRS for $15.0 million.

      Under our shelf registration statement, which was declared effective in April 2004, as of March 31, 2005, Aimco had available for issuance approximately $877 million of debt and equity securities and the Partnership had available for issuance $500 million of debt securities. We intend to continue to issue preferred securities in both public offerings and private placements to generate proceeds that we will use to redeem higher cost preferred securities, to finance acquisitions of real estate interests and for other corporate purposes.

      Aimco’s board of directors has, from time to time authorized Aimco to repurchase shares of its outstanding capital stock. At March 31, 2005, Aimco was authorized to repurchase up to a total of approximately 1.5 million shares of either Aimco Class A Common Stock or preferred stock. In April 2005, Aimco’s board of directors replaced the existing authorization with a new authorization to repurchase up to a total of eight million shares of Aimco Class A Common Stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law.

Future Capital Needs

      We expect to fund any future acquisitions, additional redevelopment projects and capital improvements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financings and operating cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

      Our primary market risk exposure relates to changes in interest rates. We are not subject to any material foreign currency exchange rate risk or any other material market rate or price risks.

      Our capital structure includes the use of fixed-rate and variable rate indebtedness. As such, we are exposed to the impact of changes in interest rates. We use predominantly long-term, fixed-rate and self-amortizing non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes. In some situations, we may use interest rate caps or swaps to limit our exposure to interest rate risk.

      See our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 7A.Quantitative and Qualitative Disclosures About Market Risk” for a more detailed discussion on interest rate sensitivity. As of March 31, 2005, our market risk has not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

      Disclosure Controls and Procedures

      The Partnership’s management, with the participation of the chief executive officer and chief financial officer of the General Partner, who are the equivalent of the Partnership’s chief executive officer and the chief financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and the chief financial officer of the General Partner, who are the equivalent of the Partnership’s chief executive officer and the chief financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are adequate.

      Changes in Internal Control over Financial Reporting

      There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during first quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      See the information under the heading “Legal Matters” in Note 5 in the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). The following table summarizes repurchases of our equity securities for cash for the three months ended March 31, 2005. In addition, during the three months ended March 31, 2005, Aimco purchased approximately 33,000 common OP Units in exchange for approximately 33,000 shares of Aimco Class A Common Stock.

				Maximum Number
			Total Number of	of Units that
		Average	Units Purchased as	May Yet Be
	Total Number	Price	Part of Publicly	Purchased Under the
	of Units	Paid	Announced Plans or	Plans or Programs
Fiscal period	Purchased	per Unit	Programs (1)	(1) (in millions)
January 1 — January 31, 2005	3,584	$37.64	n/a	n/a
February 1 — February 28, 2005	1,680	36.06	n/a	n/a
March 1 — March 31, 2005	7,370	37.45	n/a	n/a

Total	12,634	$37.32	n/a

(1)	The terms of our Partnership Agreement do not provide for a maximum number of Units that may be repurchased, and other than the express terms of our Partnership Agreement we have no publicly announced plans or programs of repurchase.

      Distribution Payments. Our Credit Agreement includes customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any 12-month period in an aggregate amount of up to 95% of funds from operations for such period or such amount as may be necessary for Aimco to maintain its REIT status.

ITEM 6. Exhibits

      The following exhibits are filed with this report:

EXHIBIT NO.

31.1	Certification of the equivalent of the chief executive officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the equivalent of the chief financial officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the equivalent of the chief executive officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the equivalent of the chief financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments

AIMCO PROPERTIES, L.P.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMCO PROPERTIES, L.P. By AIMCO-GP, Inc. its general partner
By:	/s/ PAUL J. McAULIFFE
Paul J. McAuliffe
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

By:	/s/ THOMAS M. HERZOG
Thomas M. Herzog
Senior Vice President and Chief Accounting Officer

Date: May 6, 2005

INDEX TO EXHIBITS

31.1	Certification of the equivalent of the chief executive officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the equivalent of the chief financial officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the equivalent of the chief executive officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the equivalent of the chief financial officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Agreement re: disclosure of long-term debt instruments