Form 10-Q
period 2005-09-30
AIMCO PROPERTIES LP
filed 2005-11-03
CIK 926660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of Partnership Common Units outstanding as of October 28, 2005: 103,688,488

AIMCO PROPERTIES, L.P.

FORM 10-Q

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land	$2,293,876	$2,113,839
Buildings and improvements	8,692,623	8,133,833

Total real estate	10,986,499	10,247,672
Less accumulated depreciation	(2,199,291)	(1,898,988)

Net real estate	8,787,208	8,348,684
Cash and cash equivalents	139,636	105,343
Restricted cash	314,585	289,689
Accounts receivable	78,343	75,044
Accounts receivable from affiliates	40,495	39,216
Deferred financing costs	66,619	69,228
Notes receivable from unconsolidated real estate partnerships	178,407	165,289
Notes receivable from non-affiliates	27,373	31,716
Notes receivable from Aimco	13,127	12,613
Investment in unconsolidated real estate partnerships	176,387	206,708
Other assets	239,171	243,243
Assets held for sale	214,132	497,381

Total assets	$10,275,483	$10,084,154

LIABILITIES AND PARTNERS’ CAPITAL

Secured tax-exempt bond financing	$1,060,872	$1,101,225
Secured notes payable	4,598,410	4,212,040
Mandatorily redeemable preferred securities	—	15,019
Term loans	400,000	300,000
Credit facility	232,000	68,700

Total indebtedness	6,291,282	5,696,984

Accounts payable	44,731	34,663
Accrued liabilities and other	401,817	400,972
Deferred income	46,104	43,924
Security deposits	39,107	35,740
Deferred income taxes payable, net	8,257	20,139
Liabilities related to assets held for sale	156,703	347,818

Total liabilities	6,988,001	6,580,240

Minority interest in consolidated real estate partnerships	210,015	212,827

Partners’ capital:
Preferred units	1,188,497	1,131,041
General Partner and Special Limited Partner	1,688,591	1,851,733
Limited Partners	309,786	326,113
High performance units	(13,091)	(8,880)
Investment in Aimco Class A Common Stock	(8,228)	(8,920)
Note receivable from Aimco	(88,088)	—

Total partners’ capital	3,077,467	3,291,087

Total liabilities and partners’ capital	$10,275,483	$10,084,154

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
REVENUES:
Rental and other property revenues	$379,550	$341,116	$1,099,783	$985,148
Property management revenues, primarily from affiliates	6,094	8,713	18,684	26,032
Activity fees and asset management revenues, primarily from affiliates	8,018	5,985	22,715	24,381

Total revenues	393,662	355,814	1,141,182	1,035,561

EXPENSES:
Property operating expenses	185,078	169,900	528,756	474,443
Property management expenses	1,918	2,737	5,663	7,327
Activity and asset management expenses	2,760	2,272	7,673	9,299
Depreciation and amortization	112,594	84,907	312,945	251,085
General and administrative expenses	23,123	18,434	65,697	54,020
Other expenses (income), net	(3,402)	(1,865)	(5,261)	(2,520)

Total expenses	322,071	276,385	915,473	793,654

Operating income	71,591	79,429	225,709	241,907

Interest income	8,699	10,345	25,427	25,820
Recovery of (provision for) losses on notes receivable	(206)	(672)	1,352	(1,773)
Interest expense	(96,107)	(92,043)	(277,101)	(261,826)
Deficit distributions to minority partners, net	(2,977)	(7,105)	(6,147)	(14,286)
Equity in losses of unconsolidated real estate partnerships	(552)	(1,197)	(1,871)	(3,669)
Impairment losses related to real estate partnerships	(1,178)	(583)	(1,709)	(2,316)
Gain on dispositions of real estate related to unconsolidated entities and other	8,097	39,138	12,870	41,235

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(12,633)	27,312	(21,470)	25,092

Minority interest in consolidated real estate partnerships	3,923	1,353	8,637	7,158

Income (loss) from continuing operations	(8,710)	28,665	(12,833)	32,250
Income from discontinued operations, net	38,746	153,632	76,221	184,873

Income before cumulative effect of change in accounting principle	30,036	182,297	63,388	217,123
Cumulative effect of change in accounting principle	—	—	—	(3,957)

Net income	30,036	182,297	63,388	213,166
Net income attributable to preferred unitholders	24,655	26,635	74,356	72,475

Net income (loss) attributable to common unitholders	$5,381	$155,662	$(10,968)	$140,691

Earnings (loss) per common unit — basic:
Income (loss) from continuing operations (net of preferred distributions)	$(0.32)	$0.02	$(0.83)	$(0.39)
Income from discontinued operations	0.37	1.47	0.73	1.78
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net income (loss) attributable to common unitholders	$0.05	$1.49	$(0.10)	$1.35

Earnings (loss) per common unit — diluted:
Income (loss) from continuing operations (net of preferred distributions)	$(0.32)	$0.02	$(0.83)	$(0.39)
Income from discontinued operations	0.37	1.47	0.73	1.78
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net income (loss) attributable to common unitholders	$0.05	$1.49	$(0.10)	$1.35

Weighted average common units outstanding	104,585	104,296	104,469	104,266

Weighted average common units and equivalents outstanding	104,585	104,443	104,469	104,266

Distributions declared per common unit	$0.60	$0.60	$1.80	$1.80

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,388	$213,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,945	251,085
Discontinued operations	(64,890)	(159,469)
Other adjustments	(29,786)	(9,002)
Net changes in operating assets and operating liabilities	(3,979)	6,858

Net cash provided by operating activities	277,678	302,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(158,584)	(206,246)
Capital expenditures	(324,046)	(191,379)
Proceeds from dispositions of real estate	390,808	679,793
Change in funds held in escrow from tax-free exchanges	(13,063)	709
Cash from newly consolidated properties	2,211	14,827
Purchases of non-real estate related corporate assets	(11,090)	(23,967)
Purchases of general and limited partnership interests and other assets	(85,267)	(67,437)
Originations of notes receivable from unconsolidated real estate partnerships	(28,042)	(64,491)
Originations of notes receivable from Aimco	(85,412)	(69,678)
Proceeds from repayment of notes receivable	16,402	34,145
Proceeds from repayment of notes receivable from Aimco	—	69,678
Distributions received from investments in unconsolidated real estate partnerships	40,131	44,973
Other investing activities	314	(1,517)

Net cash (used in) provided by investing activities	(255,638)	219,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured notes payable borrowings	550,243	407,620
Principal repayments on secured notes payable	(452,310)	(465,555)
Proceeds from tax-exempt bond financing	—	69,471
Principal repayments on tax-exempt bond financing	(40,431)	(169,945)
Net borrowings on term loans and revolving credit facility	263,300	(16,987)
Redemption of mandatorily redeemable preferred securities	(15,019)	(98,875)
Proceeds from issuance of preferred units, net	—	207,072
Redemption of preferred units	(31,250)	(149,926)
Repurchase and redemption of common units and warrant purchase	(3,791)	(13,469)
Contributions from minority interest	25,453	27,697
Payment of distributions to minority interest	(26,266)	(42,903)
Payment of distributions to General Partner and Special Limited Partner	(170,660)	(170,040)
Payment of distributions to Limited Partners	(16,278)	(15,759)
Payment of distributions to High Performance Units	(4,283)	(4,372)
Payment of distributions to preferred units	(70,578)	(73,259)
Other financing activities	4,123	(4,680)

Net cash provided by (used in) financing activities	12,253	(513,910)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,293	8,138
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	105,343	114,432

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,636	$122,570

Supplemental cash flow information:
Issuance of preferred units associated with the purchase of real estate	$85,412	$69,678

Secured debt assumed in connection with purchase of real estate	$38,740	$67,560

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
     As of September 30, 2005, we:
•	owned an equity interest in and consolidated 166,087 units in 651 properties (which we refer to as “consolidated”), of which 165,277 units were also managed by us;

•	owned an equity interest in and did not consolidate 38,591 units in 286 properties (which we refer to as “unconsolidated”), of which 32,406 units were also managed by us; and

•	provided services or managed, for third-party owners, 46,572 units in 487 properties, primarily pursuant to long-term agreements (including 41,439 units in 434 properties that are asset managed only, and not also property managed), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
     At September 30, 2005, we had outstanding 103,688,489 common OP Units, 45,040,344 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive — see Note 7).

Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
Minority Interest in Consolidated Real Estate Partnerships
     We reflect unaffiliated partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate partnership losses to minority partners to the extent of the carrying amount of the minority interest. We generally record a charge when partnership losses exceed the carrying amount of the minority interest, even though there is no economic effect or cost. We report this charge in the consolidated statements of income within minority interest in consolidated real estate partnerships. We do not record charges for distributions or losses in certain limited instances where the minority partner has a legal obligation and financial capacity to contribute additional capital to the partnership. We recorded charges for partnership losses resulting from depreciation of approximately $1.5 million and $6.4 million, respectively, for the three and nine months ended September 30, 2005 and approximately $2.1 million and $4.6 million, respectively, for the three and nine months ended September 30, 2004, which were not allocated to minority partners because the losses exceeded the carrying amount of the minority interest.
Use of Estimates
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

     We test for the recoverability of real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment charge is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation will be adjusted prospectively, if necessary, to reduce the carrying value of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. These depreciation adjustments decreased net income by $9.2 million and $28.8 million and resulted in a decrease in basic and diluted earnings per share of $0.09 and $0.28 for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, these depreciation adjustments decreased net income by $1.4 million and $3.1 million and resulted in a decrease in basic and diluted earnings per share of $0.01 and $0.03, respectively.
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
     The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period presented. Our pro forma information for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common unitholders, as reported	$5,381	$155,662	$(10,968)	$140,691
Add stock-based employee compensation expense included in reported net income:
Restricted stock awards	2,157	1,567	6,239	3,272
Stock options	466	413	1,389	1,188
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(2,157)	(1,567)	(6,239)	(3,272)
Stock options	(877)	(1,065)	(2,631)	(3,222)

Pro forma net income (loss) attributable to common unitholders	$4,970	$155,010	$(12,210)	$138,657

Basic earnings (loss) per common unit:
Reported	$0.05	$1.49	$(0.10)	$1.35
Pro forma	$0.05	$1.49	$(0.12)	$1.33
Diluted earnings (loss) per common unit:
Reported	$0.05	$1.49	$(0.10)	$1.35
Pro forma	$0.05	$1.48	$(0.12)	$1.33

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
     Additionally during the nine months ended September 30, 2005, we completed the acquisition of four properties in New York City and one in New Jersey with a total of 396 residential units and six retail spaces for an aggregate purchase price of approximately $83.4 million, including transaction costs. The purchases were primarily funded with new debt of $17.8 million, assumption of existing debt of $38.7 million and the remainder in cash.
Acquisitions of Partnership Interests
     During the three and nine months ended September 30, 2005, we completed 58 and 145 tender offers, respectively, to acquire limited partnership interests in various partnerships in which our affiliates served as general partner. In connection with such acquisitions in both consolidated and unconsolidated real estate partnerships, we paid approximately $4.4 million and $51.7 million, respectively, including transaction costs, primarily in cash. These amounts were approximately $7.7 million and $55.3 million, respectively, in excess of the minority interests’ book value in such limited partnerships, which excess we assigned primarily to real estate.
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
Note 5 — Term Loans
     On June 16, 2005, we borrowed $100.0 million as an additional term loan and amended our Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. This amendment allowed the additional term loan to be made at an interest rate agreed to at the time of borrowing rather than at the interest rate applicable to the existing revolving and term loans. The additional $100.0 million term loan matures on November 2, 2009 and bears interest at a rate of either LIBOR plus 1.75% or a base rate (determined by reference to the federal funds rate or Bank of America’s prime rate) plus 0.25%. The proceeds from the additional term loan were used to repay outstanding revolving loans. The aggregate commitment under the Credit Agreement is $850.0 million, comprised of $450.0 million of revolving loan commitments and $400.0 million in term loans. At September 30, 2005, the outstanding principal balance of the term loans was $400.0 million at a weighted average interest rate of 5.67%.

Note 6 — Commitments and Contingencies
Commitments
In connection with the Casden Transactions, we and Aimco made commitments to:
•	invest up to $50 million for a 20% limited liability company interest in Casden Properties LLC. As of September 30, 2005, we had invested $44.8 million. Casden Properties LLC intends to pursue new development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC; and

•	pay $2.5 million per quarter for five years (for an aggregate amount of $50 million) to Casden Properties LLC as a retainer on account for redevelopment services on our assets (as of September 30, 2005, $35.0 million has been paid).
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
     National Union Litigation
     National Program Services, Inc. and Vito Gruppuso (collectively “NPS”) were insurance agents who sold to Aimco property insurance issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The financial failure of NPS resulted in defaults under two agreements by which NPS indemnified Aimco from losses relating to the matters described below. As a result of such defaults, Aimco had a $16.7 million insurance-related receivable that was subsequently reduced to $6.7 million following Aimco’s settlement with Lumbermens Mutual Casualty Company (“Lumbermens”) and an insurance agency. In addition, Aimco has pending litigation against National Union, First Capital Group, a New York based insurance wholesaler, NPS and other agents of National Union, for a refund of at least $10 million of the prepaid premium plus other damages. Trial is set for May 30, 2006. The contingent liabilities arising from the NPS defaults also resulted in litigation against Aimco by Cananwill, Inc. (“Cananwill”), a premium funding company, regarding an alleged balance due of $5.7 million on a premium finance agreement that funded premium payments made to National Union. Aimco is also a plaintiff in litigation against Cananwill and Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., alleging Cananwill’s conversion of $1.6 million of unearned premium belonging to Aimco and misapplication of such funds to the alleged debt asserted in the lawsuit initiated by Cananwill. The matter in which Aimco is a plaintiff has been stayed by the court pending resolution of the action filed by Cananwill against them. The previously disclosed litigation brought by WestRM — West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which Aimco had been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich. Similarly, the previously disclosed litigation brought by Highlands Insurance Company (“Highlands”) against Cananwill, XL, Greenwich and Aimco also continues. In those cases in which Aimco is a defendant, Aimco believes that it has meritorious defenses to assert, and will vigorously defend itself against claims brought against it. In addition, Aimco will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss in connection with the insurance-related receivable or that the ultimate outcome of these separate but related matters will have a material adverse effect on our consolidated financial condition or results of operations.
     FLSA Litigation
     We and NHP Management Company (“NHPMN”), an affiliate of ours, are defendants in a lawsuit alleging that we and NHPMN willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges we and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005, the court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and we and NHPMN will have the opportunity to move to decertify the collective action. Because the court denied the plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

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
Note 7 — Partners’ Capital
Preferred OP Units
     On January 21, 2005, Aimco redeemed for cash the remaining 1.25 million shares outstanding of the Class D Cumulative Preferred Stock for a total redemption price of $25.0425 per share, which included a redemption price of $25.0 per share, and $0.0425 per share of accumulated and unpaid dividends through January 21, 2005. Concurrently with this redemption, we redeemed for cash the remaining Class D Partnership Preferred Units. This redemption resulted in $1.1 million of redemption related preferred OP Unit issuance costs being deducted from net income to arrive at net loss attributable to common unitholders and thereby increased by $0.01 our loss per basic and diluted common unit for the nine months ended September 30, 2005.
Common OP Units
     During the three and nine months ended September 30, 2005, approximately 24,000 and 56,000 common OP Units, respectively, were redeemed in exchange for cash and approximately 289,000 and 420,000 common OP Units, respectively, were redeemed in exchange for shares of Aimco Class A Common Stock. During the three and nine months ended September 30, 2004, approximately 142,000 and 147,000 common OP Units, respectively, were redeemed in exchange for cash and approximately 51,000 and 713,000 common OP Units, respectively, were redeemed in exchange for shares of Aimco Class A Common Stock.
     In addition, during the three and nine months ended September 30, 2005, we issued approximately 46,000 and 393,000 common OP Units, respectively, to Aimco and Aimco issued 46,000 and approximately 393,000 restricted shares of Aimco Class A Common Stock, respectively, to certain officers and employees. During the three and nine months ended September 30, 2004, we issued approximately 4,000 and 484,000 common OP Units, respectively, to Aimco and Aimco issued approximately 4,000 and 484,000 restricted shares of Aimco Class A Common Stock, respectively, to certain officers and employees. The restricted stock was recorded at the fair market value of the Aimco Class A Common Stock on the date of issuance. These shares of restricted Aimco Class A Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically ratably over a period of three or five years). Certain shares of restricted stock issued during the nine months ended September 30, 2005 are subject to accelerated vesting upon the achievement of a specified calendar year performance measure target.
     On December 2, 1997, Aimco issued warrants, which we refer to as the Oxford Warrants, exercisable through December 31, 2006 to purchase up to an aggregate of 500,000 shares of Aimco Class A Common Stock at an exercise price of $41 per share. The Oxford Warrants were issued to affiliates of Oxford Realty Financial Group, Inc., a Maryland corporation, in connection with the amendment of certain agreements pursuant to which we manage properties formerly controlled by Oxford Realty Financial Group, Inc. or its affiliates. During the nine months ended September 30, 2005, Aimco purchased from the holders thereof all outstanding Oxford Warrants for an aggregate purchase price of $1.05 million.
High Performance Units
     On April 29, 2005, Aimco stockholders approved the sale of up to 5,000 Class VIII High Performance Units, or the Class VIII Units, for which the valuation period began on January 1, 2005 and will end on December 31, 2007. On May 31, 2005, we issued 5,000 Class VIII Units to a limited liability company owned by a limited number of employees for an aggregate offering price of $780,000. Additionally, at September 30, 2005, we had outstanding 2,379,084 Class I High

Performance Partnership Units, 5,000 Class VI High Performance Partnership Units, or the Class VI Units, for which the valuation period began on January 1, 2003 and will end on December 31, 2005 and 4,109 Class VII High Performance Partnership Units, or the Class VII Units, for which the valuation period began on January 1, 2004 and will end on December 31, 2006. At September 30, 2005, we did not meet the required measurement benchmarks for the Class VI Units, Class VII Units or Class VIII Units. Therefore, as of September 30, 2005 such High Performance Units have no dilutive effect.
Note 8 — Discontinued Operations and Assets Held for Sale
     At September 30, 2005, we had 33 properties with an aggregate of 6,839 units classified as held for sale. During the nine months ended September 30, 2005, we sold 41 properties with an aggregate of 7,698 units and our interest in one consolidated partnership. During the year ended December 31, 2004, we sold 54 properties with an aggregate of 12,248 units. For the three and nine months ended September 30, 2005 and 2004, discontinued operations included the results of operations of all of the above properties prior to the date of sale.
     The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Rental and other property revenues	$17,332	$44,634	$67,396	$141,127
Property operating expense	(11,204)	(22,279)	(37,205)	(66,773)
Depreciation and amortization	(408)	(9,137)	(12,638)	(28,304)
Other (expenses) income, net	(316)	(434)	(961)	(1,063)

Operating income	5,404	12,784	16,592	44,987
Interest income	35	82	178	213
Interest expense	(3,513)	(11,098)	(15,229)	(34,865)
Minority interest in consolidated real estate partnerships	(63)	(13)	490	(1,022)

Income before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, and income tax	1,863	1,755	2,031	9,313
Gain on dispositions of real estate, net of minority partners’ interest	44,050	174,497	81,101	196,049
Impairment losses on real estate assets sold or held for sale	(6,208)	(9,451)	(8,395)	(9,942)
Recovery of deficit distributions (deficit distributions) to minority partners, net	671	(723)	4,333	2,688
Income tax arising from disposals	(1,630)	(12,446)	(2,849)	(13,235)

Income from discontinued operations	$38,746	$153,632	$76,221	$184,873

     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At September 30, 2005, assets classified as held for sale of $214.1 million included real estate net book value of $210.5 million and liabilities related to assets classified as held for sale of $156.7 million included mortgage debt of $149.8 million. At December 31, 2004, assets classified as held for sale of $497.4 million include real estate net book value of $488.8 million and liabilities related to assets classified as held for sale of $347.8 million include mortgage debt of $341.5 million, represented by 74 properties with 14,537 units that were classified as held for sale during 2004 and 2005. The estimated proceeds, less anticipated costs to sell, for certain of these assets were less than the related net book value, and therefore we recorded impairment losses of $6.2 million and $8.4 million, respectively, for the three and nine months ended September 30, 2005 and $9.5 million and $9.9 million for the three and nine months ended September 30, 2004, respectively. We are also marketing for sale certain other properties that do not meet the criteria to be classified as held for sale.

Note 9 — Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2005, and 2004 (in thousands, except per unit data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations	$(8,710)	$28,665	$(12,833)	$32,250
Less net income attributable to preferred unitholders	(24,655)	(26,635)	(74,356)	(72,475)

Numerator for basic and diluted earnings per unit — Income (loss) from continuing operations	$(33,365)	$2,030	$(87,189)	$(40,225)

Income from discontinued operations	$38,746	$153,632	$76,221	$184,873

Cumulative effect of change in accounting principle	$—	$—	$—	$(3,957)

Net income	$30,036	$182,297	$63,388	$213,166
Less net income attributable to preferred unitholders	(24,655)	(26,635)	(74,356)	(72,475)

Numerator for basic and diluted earnings per unit — Net income (loss) attributable to common unitholders	$5,381	$155,662	$(10,968)	$140,691

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	104,585	104,296	104,469	104,266
Effect of dilutive securities:
Dilutive potential common units	—	147	—	—

Denominator for diluted earnings per unit	104,585	104,443	104,469	104,266

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.32)	$0.02	$(0.83)	$(0.39)
Income from discontinued operations	0.37	1.47	0.73	1.78
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net income (loss) attributable to common unitholders	$0.05	$1.49	$(0.10)	$1.35

Diluted earnings (loss) per common unit:
Income (loss) from continuing operations (net of preferred distributions)	$(0.32)	$0.02	$(0.83)	$(0.39)
Income from discontinued operations	0.37	1.47	0.73	1.78
Cumulative effect of change in accounting principle	—	—	—	(0.04)

Net income (loss) attributable to common unitholders	$0.05	$1.49	$(0.10)	$1.35

     All of our convertible preferred OP Units are anti-dilutive on an “as converted” basis, therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator when calculating basic and diluted earnings per common unit. We have excluded from diluted earnings per unit the common OP Unit equivalents related to approximately 12.6 million of vested and unvested stock options, units issued for the portions of notes receivable that are non-recourse, and restricted stock awards for both the three and nine months ended September 30, 2005 and approximately 11.0 million and 12.3 million for the three and nine months ended September 30, 2004, respectively, because their effect would be anti-dilutive. For purposes of calculating diluted earnings per unit we treat the dilutive impact of the unvested portion of restricted shares as common OP Unit equivalents.

Note 10 — Business Segments
     We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business primarily to affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single apartment communities, or real estate, segment. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three and nine months ended September 30, 2005 or 2004. Portions of the gross revenues earned in the investment management business are from transactions with affiliates in the real estate segment.
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
     The following table presents revenues and net operating income for the three and nine months ended September 30, 2005 and 2004, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Real estate segment	$379,550	$341,116	$1,099,783	$985,148
Investment management segment:
Gross revenues	34,255	33,836	101,311	105,417
Elimination of intersegment revenues	(20,143)	(19,138)	(59,912)	(55,004)

Net revenues after elimination	14,112	14,698	41,399	50,413

Total revenues of reportable segments	$393,662	$355,814	$1,141,182	$1,035,561

Net operating income:
Real estate segment	$194,472	$171,216	$571,027	$510,705
Investment management segment	9,434	9,689	28,063	33,787

Total net operating income of reportable segments	203,906	180,905	599,090	544,492

Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(112,594)	(84,907)	(312,945)	(251,085)
General and administrative expenses	(23,123)	(18,434)	(65,697)	(54,020)
Other (expenses) income, net	3,402	1,865	5,261	2,520

Operating income	$71,591	$79,429	$225,709	$241,907

	September 30,	December 31,
ASSETS (in thousands):	2005	2004
Total assets for reportable segments (1)	$9,895,092	$9,706,305
Corporate and other assets	380,391	377,849

Total consolidated assets	$10,275,483	$10,084,154

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

Note 11 — Recent Accounting Developments
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which supersedes the existing SFAS 123, which Aimco adopted in 2003 using the prospective method of transition as described therein. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and requires a modified prospective application method of adoption. Under this method, the provisions of SFAS 123R will be applied prospectively to new and modified awards granted on or after the required effective date. In addition, compensation expense is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the effective date. The measurement and recognition provisions of SFAS 123R that apply to Aimco’s stock option plans are similar to those currently being followed by Aimco for awards granted on or after January 1, 2003. The primary change in expense recognition requirements, which also applies to Aimco’s unvested restricted stock awards, relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation expense, whereas Aimco currently recognizes forfeitures as they occur. Upon adoption of SFAS 123R, Aimco will estimate forfeitures of unvested awards of stock options and restricted stock and record a cumulative effect of a change in accounting principle to reflect the compensation expense that would not have been recognized in prior periods had forfeitures been estimated prior to the date of adoption. Aimco is required to adopt SFAS 123R as of January 1, 2006, although early adoption is permitted. Upon adoption, our periodic compensation expense will increase over the remaining vesting period for stock options granted prior to January 1, 2003, for which no expense is currently being recognized. Based on preliminary estimates of such additional compensation expense, we do not anticipate that the adoption of SFAS 123R will have a material effect on our financial condition or results of operations.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. We do not anticipate that the adoption of SFAS 154 will have a material effect on our financial condition or results of operations.
     In June 2005, the FASB ratified Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5. EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of certain rights held by the limited partners and provides additional guidance on what constitutes substantive kick-out rights and substantive participating rights. EITF 04-5 is being applied after June 29, 2005 for (a) general partners of all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. To date, EITF 04-5 has had no material effect on our financial condition or results of operations. For general partners in all other limited partnerships, EITF 04-5 will be effective on January 1, 2006. There are two transition method alternatives available upon adoption; one involves a cumulative effect of a change in accounting principle recorded in opening retained earnings and the other involves restatement. We have not yet determined the effect or method of adoption of EITF 04-5.
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
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2004 and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to the Partnership and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
     We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of September 30, 2005, we owned or managed 1,424 apartment properties containing 251,250 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
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
     Our focus in 2005 has been, and for the remainder of 2005 will continue to be, to increase revenue and implement cost management and productivity initiatives, which includes centralizing purchasing, restructuring business processes, using technology to increase efficiency and implementing structured monthly reporting to identify issues and improve effectiveness of spending. We believe that our efforts are having their intended effect, are resulting in a positive trend in certain operating results and are the foundation for improved long-term operating results. These initiatives and others have also resulted in improved asset quality, and we will continue to seek opportunities to reinvest in our properties through capital expenditures and to manage our portfolio through property sales and acquisitions.

     The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.
Results of Operations
Overview
Three months ended September 30, 2005 compared to three months ended September 30, 2004
     We reported net income of $30.0 million and net income attributable to common unitholders of $5.4 million for the three months ended September 30, 2005, compared to net income of $182.3 million and net income attributable to common unitholders of $155.7 million for the three months ended September 30, 2004, which were decreases of $152.3 million and $150.3 million, respectively. These decreases were principally due to the following items:
•	a decrease in income from discontinued operations, primarily related to lower net gains on dispositions of real estate;

•	a decrease in net gain on disposition of real estate related to unconsolidated entities and other, primarily related to a third quarter 2004 gain on sale of land; and

•	higher depreciation and amortization expense.
These decreases were partially offset by:
•	an increase in net operating income associated with property operations, which included increases related to acquisition, newly consolidated and same store properties.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     We reported net income of $63.4 million and net loss attributable to common unitholders of $11.0 million for the nine months ended September 30, 2005, compared to net income of $213.2 million and net income attributable to common unitholders of $140.7 million for the nine months ended September 30, 2004, which were decreases of $149.8 million and $151.7 million, respectively. These decreases were principally due to the following items:
•	a decrease in income from discontinued operations, primarily related to lower net gains on dispositions of real estate;

•	a decrease in net gain on disposition of real estate related to unconsolidated entities and other, primarily related to a third quarter 2004 gain on sale of land;

•	higher depreciation and amortization expense;

•	higher interest expense; and

•	higher general and administrative expenses.
These decreases were partially offset by:
•	an increase in net operating income associated with property operations, which included increases related to acquisition, newly consolidated and same store properties; and

•	the 2004 cumulative effect of change in accounting principle due to implementation of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46.
     The following paragraphs discuss these and other items affecting the results of our operations in more detail.

Rental Property Operations
     Our operating income is primarily generated from the operations of our consolidated properties. The principal components within our total consolidated property operations are: consolidated same store properties, which consist of all conventional properties that were owned (and not classified as held for sale), managed, stabilized and consolidated for all comparable periods presented; and other consolidated entities, which include acquisition, newly consolidated, affordable and redevelopment properties.
     The following table summarizes the overall performance of our consolidated properties for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Rental and other property revenues	$379,550	$341,116	$1,099,783	$985,148
Property operating expenses	185,078	169,900	528,756	474,443

Net operating income	$194,472	$171,216	$571,027	$510,705

     For the three months ended September 30, 2005, compared to the three months ended September 30, 2004, net operating income for our consolidated property operations increased by $23.3 million, or 13.6%. This increase was principally due to a $8.3 million increase in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”); a $7.2 million increase related to operations of acquisition properties, which were principally comprised of Palazzo East at Park La Brea and five other properties purchased in 2005 and five properties purchased in 2004; a $4.0 million increase related to operations of newly consolidated properties, which are properties that had been previously unconsolidated and accounted for by the equity method (10 properties first consolidated in 2005 and 11 properties first consolidated in 2004); and a $0.8 million increase related to the completion of certain redevelopment properties. Additionally, there was a $3.2 million increase related to lower net casualty losses in 2005 as compared to 2004, primarily relating to greater hurricane and tropical storm damage that occurred in the third quarter of 2004.
     For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, net operating income for our consolidated property operations increased by $60.3 million, or 11.8%. This increase was principally due to a $23.4 million increase in consolidated same store net operating income (see further discussion of same store results under the heading “Conventional Same Store Property Operating Results”); a $16.6 million increase related to operations of newly consolidated properties (10 properties first consolidated in 2005 and 42 properties first consolidated in 2004, which includes 24 properties that were consolidated due to the adoption of FIN 46); a $19.6 million increase related to operations of acquisition properties, which were principally comprised of Palazzo East at Park La Brea and five other properties purchased in 2005, and The Palazzo at Park La Brea and 10 other properties purchased in 2004; and a $4.8 million increase related to the completion of certain redevelopment properties. These increases were offset by $5.4 million in higher regional operating center costs associated with managing the operations of our consolidated properties, in part due to the increased number of consolidated properties.

Conventional Same Store Property Operating Results
     Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “same store” properties as conventional properties that we manage in which our ownership interest exceeds 10% and the operations of which have been stabilized for all periods presented and have not been classified as held for sale. To ensure comparability, the information for all periods shown is based on current period ownership. The following table summarizes the conventional rental property operations on a “same store” basis (which is not in accordance with generally accepted accounting principles, or GAAP) and reconciles them to consolidated rental property operations (which is in accordance with GAAP) described in the above comparative discussions (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Our share of same store revenues	$266,240	$250,201	$766,817	$725,346
Less: Our share of same store expenses	120,413	113,697	342,033	321,860

Our share of same store net operating income	$145,827	$136,504	$424,784	$403,486
Adjustments to reconcile same store net operating income to real estate segment net operating income (1)	48,645	34,712	146,243	107,219

Real estate segment net operating income	$194,472	$171,216	$571,027	$510,705

Same Store Statistics
Properties	481	481	477	477
Apartment units	138,374	138,374	136,672	136,672
Average physical occupancy	93.4%	90.7%	91.5%	88.7%
Average rent/unit/month	$764	$744	$758	$743

(1)	Includes: (i) minority partners’ share of consolidated, less our share of unconsolidated, property revenues and property operating expenses (at current period ownership); (ii) property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties); and (iii) eliminations and other adjustments made in accordance with GAAP.
     For the three months ended September 30, 2005, compared to the three months ended September 30, 2004, our share of same store net operating income increased $9.3 million, or 6.8%. Revenues increased $16.0 million, or 6.4%, primarily due to higher occupancy (up 2.7%), higher average rent (up $20 per unit) and lower bad debt. Expenses increased by $6.7 million, or 5.9%, primarily due to: an increase of $2.7 million in compensation expense related to increased staffing levels to support our initiatives to improve customer service and the appearance of our assets; a $4.4 million increase in real estate taxes; a $0.9 million increase in utilities due primarily to higher natural gas rates; and $0.7 million increased unit turnover costs. These increases were partially offset by decreases related to repairs and maintenance and lower property insurance costs.
     For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, our share of same store net operating income increased $21.3 million, or 5.3%. Revenues increased $41.5 million, or 5.7%, primarily due to higher occupancy (up 2.8%), higher average rent (up $15 per unit) and lower bad debt. Expenses increased by $20.2 million, or 6.3%, primarily due to: an increase of $7.8 million in compensation expense related to increased staffing levels to support our initiatives to improve customer service and the appearance of our assets; a $6.1 million increase in real estate taxes; $3.5 million of increases primarily related to marketing and turnover expenses associated with our efforts to increase occupancy; a $2.9 million increase in utilities due primarily to higher natural gas rates; and an increase of $1.5 million related to repairs and maintenance and contract services. These increases were partially offset by lower property insurance costs.

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
     The following table summarizes the overall performance of our property management business for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Property management revenues, primarily from affiliates	$6,094	$8,713	$18,684	$26,032
Property management expenses	1,918	2,737	5,663	7,327

Net operating income from property management	$4,176	$5,976	$13,021	$18,705

     For the three months ended September 30, 2005, compared to the three months ended September 30, 2004, net operating income from property management decreased by $1.8 million, or 30.1%. For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, net operating income from property management decreased by $5.7 million, or 30.4%. In both periods the decreases were principally due to an increase in consolidated real estate partnerships, which required elimination of fee income and associated property operating expense related to such partnerships and the sales of properties within our unconsolidated partnerships (24 properties in 2005 and 53 properties in 2004) that had previously generated property management revenues.
Activity Fees and Asset Management
     Activity fees are generated from transactional activity including tax credit syndications and redevelopments, dispositions, and refinancings. These transactions occur on varying timetables, thus the income generated varies from period to period. The majority of these fees are generated by transactions related to affordable properties within the Aimco Capital portfolio. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes deferred asset management fees that are recognized once a transaction or improvement in operations has occurred to generate available cash. Activity and asset management expenses are the direct expenses associated with transactional activities and asset management.
     The following table summarizes the operating results of our transactional and asset management activities for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Activity fees and asset management revenues, primarily from affiliates	$8,018	$5,985	$22,715	$24,381
Activity and asset management expenses	2,760	2,272	7,673	9,299

Net operating income from activity fees and asset management	$5,258	$3,713	$15,042	$15,082

     Included in the activity fees and asset management revenues, primarily from affiliates for the three and nine months ended September 30, 2005, were $7.8 million and $22.3 million, respectively, and were $5.9 million and $23.9 million for the three and nine months ended September 30, 2004, respectively, of fees related to affordable properties within the Aimco Capital portfolio.

     For the three months ended September 30, 2005, compared to the three months ended September 30, 2004, net operating income from activity fees and asset management increased by $1.5 million, or 41.6%. This increase was principally a result of $3.1 million and $1.3 million in higher developer and syndication fees, respectively, resulting from a greater number of transactions in 2005 as compared to 2004. These increases were partially offset by decreases of $0.9 million, $0.8 million and $0.7 million in asset management fees, disposition fees and refinancing fees, respectively. Additionally, the increase in revenue was partially offset by $0.5 million in higher expenses associated with these activities.
     For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, net operating income from activity fees and asset management was flat. There was a decrease of $1.7 million in activity fee and asset management revenue principally due to a $4.9 million reduction related to the recognition of asset management fees and $2.9 million in decreased activity fees related to refinancing activities, both due to a greater number of transactions occurring in 2004 as compared to 2005. These decreases were partially offset by increases of $3.3 million and $2.6 million related to higher developer and syndication fees, respectively, resulting from a greater number of transactions during 2005. The decrease in revenue was offset by $1.6 million in lower expenses associated with these activities.
Depreciation and Amortization
     For the three months ended September 30, 2005, compared to the three months ended September 30, 2004, depreciation and amortization increased $27.7 million, or 32.6%. This increase was principally due to: $9.6 million of additional depreciation on certain real estate assets where the depreciation was adjusted prospectively (see Use of Estimates in Note 2 of the consolidated financial statements); $1.4 million and $2.2 million of additional depreciation related to the newly consolidated and acquisition properties, respectively; $3.4 million from the completion of certain redevelopment properties and approximately $7.7 million related to depreciation of new capital spending on properties. Additionally, $3.4 million of the increase was due to a change in estimated useful lives that apply to capitalized payroll and certain indirect costs (see discussion within Critical Accounting Policies — Capitalized Costs).
     For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, depreciation and amortization increased $61.9 million, or 24.6%. This increase was principally due to: $27.5 million of additional depreciation on certain real estate assets where the depreciation was adjusted prospectively (see Use of Estimates in Note 2 of the consolidated financial statements); $11.2 million and $5.9 million of additional depreciation related to the newly consolidated and acquisition properties, respectively; $8.0 million from the completion of certain redevelopment properties; and approximately $7.5 million related to depreciation of new capital spending on properties. Additionally, $3.4 million of the increase was due to a change in estimated useful lives that apply to capitalized payroll and certain indirect costs (see discussion within Critical Accounting Policies — Capitalized Costs).
General and Administrative Expenses
     For the three months ended September 30, 2005, compared to the three months ended September 30, 2004, general and administrative expenses increased $4.7 million, or 25.4%. This increase was principally due to $3.0 million in higher compensation related to increased staffing levels and increased health care costs, approximately $1.1 million in increased legal and accounting fees and $0.5 million in higher recruiting expense.
     For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, general and administrative expenses increased $11.7 million, or 21.6%. This increase was principally due to $10.5 million in higher compensation related to increased staffing levels and increased health care costs and $1.0 million in higher recruiting expense.
Interest Expense
     For the three months ended September 30, 2005, compared to the three months ended September 30, 2004, interest expense, which includes the amortization of deferred financing costs, increased $4.1 million, or 4.4%. This increase was principally due to: $5.3 million resulting from interest on the additional debt related to acquisition properties and $1.2 million resulting from interest on the additional debt related to the newly consolidated properties; and $5.6 million due to increased borrowings and increased interest rates on corporate and variable rate property debt, offset by lower amortization and loan costs of $4.7 million. These increases were partially offset by $3.0 million in higher capitalized interest due to increased redevelopment activity and a $0.3 million decrease related to the redemption of mandatorily redeemable preferred securities in January 2005 (Trust Based Convertible Preferred Securities).

     For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, interest expense, which includes the amortization of deferred financing costs, increased $15.3 million, or 5.8%. This increase was principally due to: $13.1 million resulting from interest on the additional debt related to acquisition properties and $7.2 million resulting from interest on the additional debt related to the newly consolidated properties; $7.1 million due to increased borrowings and increased interest rates on corporate and variable rate property debt and other items, offset by lower amortization and loan costs of $2.8 million. These increases were partially offset by $8.0 million in higher capitalized interest due to increased redevelopment activity and a $1.9 million decrease related to the redemption of mandatorily redeemable preferred securities in March 2004 (Class S Cumulative Redeemable Preferred Stock) and January 2005 (Trust Based Convertible Preferred Securities).
Gain on Dispositions of Real Estate Related to Unconsolidated Entities and Other
     Gain on dispositions of real estate related to unconsolidated entities and other includes our share of gain related to dispositions of real estate within our unconsolidated real estate partnerships, gain on dispositions of land and other non-depreciable assets and costs related to asset disposal activities.
     For the three months ended September 30, 2005, compared to the three months ended September 30, 2004, gain on disposition of real estate related to unconsolidated entities and other decreased $31.0 million. For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, gain on disposition of real estate related to unconsolidated entities and other decreased $28.4 million. The decreases in both periods were principally due to a $34.6 million gain on the sale of a parcel of land located in Florida that occurred in 2004.
     Gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that will be sold in a single transaction and are not comparable period to period.
Income from Discontinued Operations, Net
     For properties accounted for as held for sale, the results of operations for properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense to the extent there is secured debt on the property and the associated minority interest. In addition, any impairment losses on assets held for sale, and the net gain on the eventual disposal of properties held for sale are reported as discontinued operations.
     For the three months ended September 30, 2005 and 2004, income from discontinued operations, net totaled $38.7 million and $153.6 million, respectively, which included income from operations of $1.9 million and $1.8 million, respectively. For the nine months ended September 30, 2005 and 2004, income from discontinued operations, net totaled $76.2 million and $184.9 million, respectively, which included income from operations of $2.0 million and $9.3 million, respectively. For the three and nine months ended September 30, 2005, the income from operations included 74 properties that were sold or classified as held for sale during 2005. For the three and nine months ended September 30, 2004, the income from operations included 128 properties that were sold or classified as held for sale during 2004 and 2005.
     During the three months ended September 30, 2005, we sold 24 properties, resulting in a net gain on sale of approximately $42.4 million (which is net of $1.6 million of related taxes). During the three months ended September 30, 2004, we sold 12 properties, resulting in a net gain on sale of approximately $162.1 million (which is net of $12.4 million of related taxes). Additionally, we recognized $6.2 million and $9.5 million in impairment losses on assets sold or held for sale in the three months ended September 30, 2005 and 2004, respectively.
     During the nine months ended September 30, 2005, we sold 41 properties and our interest in one consolidated partnership, resulting in a net gain on sale of approximately $78.3 million (which is net of $2.8 million of related taxes). During the nine months ended September 30, 2004, we sold 32 properties, resulting in a net gain on sale of approximately $182.8 million (which is net of $13.2 million of related taxes). Additionally, we recognized $8.4 million and $9.9 million in impairment losses on assets sold or held for sale in the nine months ended September 30, 2005 and 2004, respectively.
     Gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that will be sold in a single transaction and are not comparable period to period. See Note 8 of the consolidated financial statements for more details on discontinued operations.

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
     Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the three and nine months ended September 30, 2005, we recorded an impairment loss of $1.0 million related to a property to be held and used. For the three and nine months ended September 30, 2004, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties.
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

     We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has entered into certain closed or pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method. For the three and nine months ended September 30, 2005, if we had not been able to complete certain transactions, our accretion income would have been unchanged and lower by $1.8 million, respectively. Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible value of the notes; therefore, accretion income varies on a period by period basis and could be lower or higher than in prior periods.
Allowance for Losses on Notes Receivable
     We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate. During the three months ended September 30, 2005, we recorded $0.2 million of net impairment losses on notes receivable and during the nine months ended September 30, 2005, we recorded $1.4 million in net recovery of impairment losses on notes receivable. During the three and nine months ended September 30, 2004, we recorded $0.7 million and $1.8 million, respectively, in net impairment losses on notes receivable.
We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
Capitalized Costs
     We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the regional operating center and corporate levels that clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital expenditure activities are capitalized where the costs of the improvements or replacements exceed $250. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.
     We depreciate capitalized costs using the straight-line method over the estimated useful life of the related component or improvement, which is five, 15 or 30 years. Prior to July 1, 2005, we recorded capitalized site payroll costs and most capitalized indirect costs separately from other costs of the related capital projects. We depreciated capitalized site payroll costs over five years and capitalized indirect costs associated with capital replacement and improvement projects over five or 15 years. Capitalized indirect costs associated with redevelopment projects, together with other costs of the redevelopment projects, were depreciated over the estimated useful lives of those projects, predominantly 30 years.
     Effective July 1, 2005, we refined the estimated useful lives for the capitalized site payroll and indirect costs that were recorded separately from other costs of the related capital projects. All capitalized site payroll and indirect costs incurred after June 30, 2005 are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects. This change in estimate is also being applied prospectively to the June 30, 2005 undepreciated net book values of the site payroll and indirect costs. Those undepreciated net book values, based on the periods incurred, were allocated among capital projects in the corresponding periods in proportion to their original direct costs and are being depreciated over the remaining useful lives of such capital projects. We anticipate that these refinements will result in generally higher depreciation expense in foreseeable future accounting periods. For the three months and nine months ended September 30, 2005, these changes in estimated useful lives resulted in an increase in depreciation expense of approximately $3.4 million.
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
     For the three months ended September 30, 2005 and 2004, for continuing and discontinued operations, we capitalized $5.0 million and $2.1 million of interest costs, respectively, and $13.1 million and $10.6 million of site payroll and indirect costs, respectively. For the nine months ended September 30, 2005 and 2004, for continuing and discontinued operations, we capitalized $12.4 million and $4.4 million of interest costs, respectively, and $37.0 million and $32.0 million of site payroll and indirect costs, respectively. See further discussion under the heading “Capital Expenditures.”

Funds From Operations
     Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002 White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption related preferred OP Unit issuance costs and distributions on preferred OP Units and adding back distributions on dilutive preferred OP Units. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.
     For the three and nine months ended September 30, 2005 and 2004, our FFO is calculated as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common unitholders (1)	$5,381	$155,662	$(10,968)	$140,691
Adjustments:
Depreciation and amortization (2)	112,594	84,907	312,945	251,085
Depreciation and amortization related to non-real estate assets	(4,276)	(4,271)	(12,591)	(13,478)
Depreciation of rental property related to minority partners’ interest (3)	(11,211)	(9,420)	(31,589)	(31,053)
Depreciation of rental property related to unconsolidated entities	5,038	5,472	15,627	17,116
Gain on dispositions of real estate related to unconsolidated entities and other	(8,097)	(39,138)	(12,870)	(41,235)
Gain on dispositions of non-depreciable assets	1,657	34,580	2,450	35,455
Deficit distributions to minority partners, net (4)	2,977	7,105	6,147	14,286
Cumulative effect of change in accounting principle	—	—	—	3,957
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(44,050)	(174,497)	(81,101)	(196,049)
Depreciation of rental property, net of minority partners’ interest (3)	534	8,134	11,515	25,890
Deficit distributions (recovery of deficit distributions) to minority partners, net (4)	(671)	723	(4,333)	(2,688)
Income tax arising from disposals	1,630	12,446	2,849	13,235
Preferred OP Unit distributions	24,655	24,537	73,233	70,289
Redemption related preferred OP Unit issuance costs	—	2,098	1,123	2,186

Funds From Operations	$86,161	$108,338	$272,437	$289,687
Preferred OP Unit distributions	(24,655)	(24,537)	(73,233)	(70,289)
Redemption related preferred OP Unit issuance costs	—	(2,098)	(1,123)	(2,186)
Distributions on dilutive preferred OP Units	1,177	1,069	2,802	3,018

Funds From Operations attributable to common unitholders — diluted	$62,683	$82,772	$200,883	$220,230

Weighted average number of common OP Units, common OP Unit equivalents and dilutive preferred OP Units outstanding:
Common OP Units and equivalents (5)	105,557	104,443	105,081	104,335
Dilutive preferred OP Units	3,452	1,590	2,752	1,719

Total	109,009	106,033	107,833	106,054

Notes:

(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP.

(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.

(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.

(4)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(5)	Represents the denominator for earnings per common unit — diluted, calculated in accordance with GAAP, plus additional common OP Unit equivalents that are dilutive for FFO.
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
     At September 30, 2005, we had $139.6 million in cash and cash equivalents, an increase of $34.3 million from December 31, 2004, which cash is principally from sales and refinancing transactions that has yet to be distributed or applied to the outstanding balance of the revolving credit facility. At September 30, 2005, we had $314.6 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.
Operating Activities
     For the nine months ended September 30, 2005, our net cash provided by operating activities of $277.7 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $25.0 million compared with the nine months ended September 30, 2004, driven by changes in operating assets and liabilities offset by better property operating results. The changes in operating assets and liabilities were primarily due to increases in accounts receivable and prepaid expenses offset by a reduction in current liabilities.

Investing Activities
     For the nine months ended September 30, 2005, our net cash used in investing activities of $255.6 million primarily resulted from the acquisition of Palazzo East at Park La Brea and five other properties (see Note 3 for further information on acquisitions), as well as investments in our existing real estate assets through capital spending, partially offset by proceeds received from sales of properties.
     Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. In the nine months ended September 30, 2005, we sold 41 consolidated properties and 24 unconsolidated properties. These properties were sold for an aggregate sales price of $523.2 million, of which $408.6 million related to the consolidated properties. The sale of the consolidated properties generated proceeds totaling $390.8 million, after the payment of transaction costs. Our share of the total net proceeds from the sale of the 65 properties, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $200.7 million, of which $18.2 million related to the unconsolidated properties and was included in our distributions received from investments in unconsolidated real estate partnerships. Sales proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.
     We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns, such as sales to buyers who intend to convert the properties to condominiums. Gross sales proceeds from 2005 dispositions are expected to be $870 million to $1.0 billion, and we plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions, and for other operating needs and corporate purposes.
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
     For the nine months ended September 30, 2005, we spent a total of $69.3 million on CR. These are expenditures that represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. For the nine months ended September 30, 2005, we spent a total of $85.1 million, $16.2 million and $98.5 million, respectively, on CI, casualties and redevelopment. CI expenditures represent all non-redevelopment and non-casualty capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs is reimbursed by insurance carriers based on deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property.

     The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the nine months ended September 30, 2005 on a per unit and total dollar basis (based on approximately 152,360 ownership equivalent units (excluding non-managed units) weighted for the period), and reconciles it to our Consolidated Statement of Cash Flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
Capital Replacements Detail:
Building interiors	$11,092	$73
Includes: hot water heaters, kitchen/bath

Building exteriors	11,130	73
Includes: roofs, exterior painting, electrical, plumbing

Landscaping and grounds	6,258	41
Includes: parking lot improvements, pool improvements

Turnover related	29,689	195
Includes: carpet, vinyl, tile, appliance, and fixture replacements

Capitalized site payroll and indirect costs	11,171	73

Total our share of Capital Replacements	$69,340	$455

Capital Replacements:
Conventional	$65,217
Affordable	4,123

Total our share of Capital Replacements	69,340

Capital Improvements:
Conventional	70,800
Affordable	14,310

Total our share of Capital Improvements	85,110

Casualties:
Conventional	15,128
Affordable	1,062

Total our share of casualties	16,190

Redevelopment:
Conventional	96,404
Affordable	2,073

Total our share of redevelopment	98,477

Total our share of capital expenditures	269,117

Plus minority partners’ share of consolidated spending	63,225
Less our share of unconsolidated spending	(8,296)

Total capital expenditures per Consolidated Statement of Cash Flows	$324,046

     Included in the above spending for CI, casualties and redevelopment, was approximately $22.4 million of our share of capitalized site payroll and indirect costs related to these activities for the nine months ended September 30, 2005.
     We funded all of the above capital expenditures with cash provided by operating activities, working capital, and borrowings under the revolving credit facility.
Financing Activities
     For the nine months ended September 30, 2005, net cash provided by financing activities of $12.3 million primarily related to proceeds from borrowings partially offset by payments on our secured notes payable, payment of our distributions, and redemptions of the Class D Partnership Preferred Units and Trust Based Convertible Preferred Securities, which we refer to as TOPRS.

     Mortgage Debt
     At September 30, 2005, we had $5.7 billion in consolidated mortgage debt outstanding as compared to $5.3 billion outstanding at December 31, 2004. During the nine months ended September 30, 2005, we refinanced or closed mortgage loans on 43 consolidated properties generating $419.9 million of proceeds from borrowings with a weighted average interest rate of 4.79%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $194.2 million. In addition, we closed mortgage loans on 10 unconsolidated properties, with a weighted average interest rate of 4.91%. Our share of the net proceeds from these 10 mortgage loans totaled $20.8 million. We used our total net proceeds from all loans closed of $215.0 million for corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
     During the nine months ended September 30, 2005, we closed five mortgage loans totaling $130.3 million, with an initial weighted average interest rate of 3.27%, to finance our acquisitions.
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
     The aggregate commitment under the Credit Agreement is $850.0 million, comprised of $450.0 million of revolving loan commitments and a $400.0 million in term loans. The term loans mature on November 2, 2009 and the revolving loans mature on November 2, 2007. At September 30, 2005, the outstanding principal balance of the term loans was $400.0 million at a weighted average interest rate of 5.67% (based on LIBOR plus 2.00% for the original $300.0 million and LIBOR plus 1.75% for the additional $100.0 million). At September 30, 2005, the outstanding principal balance of the revolving loans was $232.0 million at a weighted average interest rate of 5.69% (based on various weighted average LIBOR and base rate borrowings outstanding with various maturities). The amount available under the revolving credit facility at September 30, 2005 was $194.5 million (after giving effect to $23.5 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of future revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
     Partners’ Capital Transactions
     During the nine months ended September 30, 2005, we redeemed all outstanding Class D Partnership Preferred Units for $31.3 million and all outstanding TOPRS for $15.0 million.
     Under our shelf registration statement, which was declared effective in April 2004, as of September 30, 2005, Aimco had available for issuance approximately $877 million of debt and equity securities and the Partnership had available for issuance $500 million of debt securities. We intend to continue to issue preferred securities in both public offerings and private placements to generate proceeds that we will use to redeem higher cost preferred securities, to finance acquisitions of real estate interests and for other corporate purposes.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2004 “Item 7A.Quantitative and Qualitative Disclosures About Market Risk” for a more detailed discussion of interest rate sensitivity. As of September 30, 2005, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during third quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     See the information under the heading “Legal Matters” in Note 6 in the consolidated financial statements in this Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2005, Aimco purchased approximately 289,000 common OP Units in exchange for approximately 289,000 shares of Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for cash for the three months ended September 30, 2005:

				Maximum Number
			Total Number of	of Units that
	Total	Average	Units Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under the
	of Units	Paid	Announced Plans or	Plans or Programs (1)
Fiscal period	Purchased	per Unit	Programs	(in millions)
July 1 — July 31, 2005	7,546	$40.85	n/a	n/a
August 1 — August 31, 2005	12,579	40.99	n/a	n/a
September 1 — September 30, 2005	4,042	39.67	n/a	n/a

Total	24,167	$40.73	n/a

(1)	The terms of our Partnership Agreement do not provide for a maximum number of Units that may be repurchased, and other than the express terms of our Partnership Agreement we have no publicly announced plans or programs of repurchase.
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

Thomas M. Herzog
Executive Vice President and
Chief Accounting Officer

Date: November 3, 2005

Exhibit Index

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