Form 10-Q
period 2006-03-31
AIMCO PROPERTIES LP
filed 2006-05-05
CIK 926660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of Partnership Common Units outstanding as of April 28, 2006: 104,106,175

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Unit Data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land	$2,356,444	$2,277,385
Buildings and improvements	9,668,850	8,533,651

Total real estate	12,025,294	10,811,036
Less accumulated depreciation	(2,769,086)	(2,173,846)

Net real estate	9,256,208	8,637,190
Cash and cash equivalents	224,327	161,730
Restricted cash	355,175	284,424
Accounts receivable	61,319	57,479
Accounts receivable from affiliates	21,953	43,070
Deferred financing costs	76,242	65,981
Notes receivable from unconsolidated real estate partnerships	39,832	177,218
Notes receivable from non-affiliates	52,847	23,760
Notes receivable from Aimco	13,476	13,299
Investment in unconsolidated real estate partnerships	58,423	166,668
Other assets	214,002	216,789
Deferred income tax assets, net	—	9,835
Assets held for sale	4,752	171,907

Total assets	$10,378,556	$10,029,350

LIABILITIES AND PARTNERS’ CAPITAL

Property tax-exempt bond financing	$1,057,066	$1,050,509
Property loans payable	5,155,218	4,523,905
Term loans	400,000	400,000
Credit facility	42,000	217,000

Total indebtedness	6,654,284	6,191,414

Accounts payable	28,201	34,381
Accrued liabilities and other	384,516	421,225
Deferred income	99,213	46,996
Security deposits	42,914	38,269
Deferred income tax liabilities, net	9,432	—
Liabilities related to assets held for sale	5,779	132,955

Total liabilities	7,224,339	6,865,240

Minority interest in consolidated real estate partnerships	276,655	218,708

Partners’ capital:
Preferred units	1,073,810	1,183,620
General Partner and Special Limited Partner	1,542,712	1,570,046
Limited Partners	370,895	301,452
High performance units	(16,677)	(16,307)
Investment in Aimco Class A Common Stock	(7,766)	(7,997)
Notes receivable from Aimco	(85,412)	(85,412)

Total partners’ capital	2,877,562	2,945,402

Total liabilities and partners’ capital	$10,378,556	$10,029,350

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
REVENUES:
Rental and other property revenues	$417,488	$337,864
Property management revenues, primarily from affiliates	3,030	6,664
Activity fees and asset management revenues, primarily from affiliates	9,539	8,017

Total revenues	430,057	352,545

EXPENSES:
Property operating expenses	200,858	163,746
Property management expenses	492	1,916
Activity and asset management expenses	2,432	2,608
Depreciation and amortization	113,940	93,277
General and administrative expenses	22,702	20,851
Other expenses (income), net	666	(633)

Total expenses	341,090	281,765

Operating income	88,967	70,780

Interest income	8,433	7,977
Recovery of (provision for) losses on notes receivable	(262)	1,592
Interest expense	(102,275)	(84,351)
Deficit distributions to minority partners, net	(2,251)	(1,406)
Equity in losses of unconsolidated real estate partnerships	(1,863)	(902)
Impairment losses related to real estate partnerships	(71)	(256)
Gain on dispositions of real estate related to unconsolidated entities and other	9,696	1,994

Loss before minority interest and discontinued operations	374	(4,572)

Minority interest in consolidated real estate partnerships	6,314	3,143

Income (loss) from continuing operations	6,688	(1,429)
Income from discontinued operations, net	86,930	3,416

Net income	93,618	1,987
Net income attributable to preferred unitholders	26,973	25,074

Net income (loss) attributable to common unitholders	$66,645	$(23,087)

Earnings (loss) per common unit — basic:
Loss from continuing operations (net of preferred distributions)	$(0.19)	$(0.25)
Income from discontinued operations	0.82	0.03

Net income (loss) attributable to common unitholders	$0.63	$(0.22)

Earnings (loss) per common unit — diluted:
Loss from continuing operations (net of preferred distributions)	$(0.19)	$(0.25)
Income from discontinued operations	0.82	0.03

Net income (loss) attributable to common unitholders	$0.63	$(0.22)

Weighted average common units outstanding	105,501	104,273

Weighted average common units and equivalents outstanding	105,501	104,273

Distributions declared per common unit	$0.60	$0.60

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months
	Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,618	$1,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,940	93,277
Discontinued operations	(113,014)	6,487
Other adjustments	10,225	1,227
Net changes in operating assets and operating liabilities	8,278	137

Net cash provided by operating activities	113,047	103,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(143,363)
Capital expenditures	(112,603)	(90,779)
Proceeds from dispositions of real estate	382,741	20,889
Cash from newly consolidated properties	22,432	1,067
Purchases of non-real estate related corporate assets	(1,826)	(1,705)
Purchases of general and limited partnership interests and other assets	(5,170)	(33,500)
Originations of notes receivable from unconsolidated real estate partnerships	(209)	(5,810)
Proceeds from repayment of notes receivable	1,662	5,346
Distributions received from investments in unconsolidated real estate partnerships	4,740	23,988
Other investing activities	(69)	1,508

Net cash provided by (used in) investing activities	291,698	(222,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	361,073	227,200
Principal repayments on property loans	(339,275)	(60,491)
Principal repayments on tax-exempt bond financing	(18,610)	(23,531)
Net borrowings (repayments) on term loans and revolving credit facility	(175,000)	207,300
Redemption of mandatorily redeemable preferred securities	—	(15,019)
Redemption of preferred units	(113,250)	(31,250)
Origination of note receivable from Aimco	—	(85,412)
Proceeds from Class A Common Stock option exercises	38,867	451
Principal repayments received on notes due on common unit purchases	16,450	3,989
Other financing activities	(4,971)	(4,557)
Contributions from minority interest	2,305	5,859
Payment of distributions to minority interest	(19,648)	(3,994)
Payment of distributions to General Partner and Special Limited Partner	(57,491)	(56,749)
Payment of distributions to Limited Partners	(5,572)	(5,723)
Payment of distributions to High Performance Units	(1,439)	(1,427)
Payment of distributions to preferred units	(25,587)	(23,116)

Net cash provided by (used in) financing activities	(342,148)	133,530

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,597	14,286
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	161,730	105,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$224,327	$119,629

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
     As of March 31, 2006, we:
•	owned an equity interest in and consolidated 172,313 units in 748 properties (which we refer to as “consolidated”), of which 172,042 units were also managed by us;

•	owned an equity interest in and did not consolidate 14,913 units in 111 properties (which we refer to as “unconsolidated”), of which 8,797 units were also managed by us; and

•	provided services or managed, for third-party owners, 46,672 units in 478 properties, primarily pursuant to long-term agreements (including 41,065 units in 427 properties for which we provide asset management services only, and not also property management services), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
     At March 31, 2006, we had outstanding 105,099,012 common OP Units, 40,496,924 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive — see Note 4).

Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in AIMCO Properties, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain 2005 financial statement amounts have been reclassified to conform to the 2006 presentation.
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
     As a result of the adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46, as of March 31, 2004, we consolidate all variable interest entities for which we are the primary beneficiary. Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity or are otherwise able to control the entity. As a result of adopting EITF 04-5 as discussed further below, we are applying new criteria for determining whether we control certain partnerships.
Adoption of EITF 04-5
     In June 2005, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5. EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of substantive kick-out rights and substantive participating rights held by the limited partners, and provides additional guidance on what constitutes those rights. EITF 04-5 was effective after June 29, 2005 for general partners of (a) all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. We consolidated four partnerships in the fourth quarter of 2005 based on EITF 04-5 requirements. The consolidation of those partnerships had an immaterial effect on our consolidated financial statements. EITF 04-5 was effective on January 1, 2006 for general partners of all limited partnerships and similar entities. We applied EITF 04-5 as of January 1, 2006 using a transition method that does not involve retrospective application to our financial statements for prior periods.

     We consolidated 156 previously unconsolidated partnerships as a result of the application of EITF 04-5 in 2006. Those partnerships own, or control other entities that own, 149 apartment properties. Our direct and indirect interests in the profits and losses of those partnerships range from less than one percent to 50 percent, and average approximately 22 percent. The initial consolidation of those partnerships resulted in increases (decreases), net of intercompany eliminations, in amounts reported in our consolidated balance sheet as of January 1, 2006, as follows (in thousands):

Increase
(decrease)

Real estate, net	$665,793
Accounts and notes receivable from affiliates	(150,057)
Investment in unconsolidated real estate partnerships	(64,419)
All other assets	122,545

Total assets	$573,862

Total indebtedness	$521,711
All other liabilities	81,950
Minority interest in consolidated real estate partnerships	53,258
Partners’ capital	(83,057)

Total liabilities and partners’ capital	$573,862

     Our consolidated income statement for the three months ended March 31, 2006 includes the following amounts for the partnerships consolidated as of January 1, 2006 in accordance with EITF 04-5 (in thousands):

Revenues	$42,574
Operating expenses	30,579

Operating income	11,995
Interest expense	(11,177)
Interest income	896

Income before minority interest	$1,714

     In prior periods we used the equity method to account for our investments in the partnerships that we consolidated in 2006 in accordance with EITF 04-5. Under the equity method, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, when a partnership has a deficit in equity, generally accepted accounting principles may require the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with EITF 04-5 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we applied EITF 04-5 in those prior periods. In accordance with our transition method for the adoption of EITF 04-5, we recorded an $83.1 million charge to retained earnings as of January 1, 2006 for the cumulative amount of additional losses that we would have recognized had we applied EITF 04-5 in prior periods. Substantially all of those losses were attributable to real estate depreciation expense. As a result of applying EITF 04-5 for the three months ended March 31, 2006, we recognized $4.3 million in partnership losses in addition to losses that would have resulted from continued application of the equity method.
Stock-Based Compensation
     Aimco, from time to time, issues restricted stock and stock options to its employees. We are required to issue common OP units to Aimco for the same number of shares of Aimco Class A common Stock that are issued to employees under these arrangements. Upon exercise of the stock options, Aimco must contribute to us the proceeds received in connection with the exercised stock options.
     Aimco’s board of directors adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan to attract and retain officers, key employees and independent directors. The 1997 Plan reserves for issuance a maximum of 20 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 1997 Plan. At March 31, 2006, there were approximately 3.3 million shares available to be granted. The 1997 Plan is administered by the Compensation and

Human Resources Committee of the Aimco’s board of directors. In the case of incentive stock options, the exercise price of the options granted may not be less than the fair market value of the Aimco Class A Common Stock at the date of grant. The term of the incentive and non-qualified options is generally ten years from the date of grant. The options typically vest over a period of one to five years from the date of grant. Aimco generally issues new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.
     Prior to 2006, we applied the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, or SFAS 148, to all employee awards granted, modified, or settled on or after January 1, 2003, which resulted in recognition of compensation expense related to Aimco’s stock options based on the fair value of the stock options. For stock options granted prior to January 1, 2003, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. Under APB 25, because the exercise price of Aimco’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense related to such options was recognized. We recognized compensation expense for stock options accounted for under SFAS 123 and restricted stock awards ratably over the period the awards vested. Compensation cost was reversed as forfeitures occurred.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which superseded SFAS 123. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and provides for a modified prospective application method of adoption. Under this method, we are applying the provisions of SFAS 123R prospectively to new and modified awards granted on or after January 1, 2006 and are recognizing compensation cost over the remaining vesting period for the unvested portion of all outstanding awards granted prior to 2006. The measurement and recognition provisions of SFAS 123R that we apply to Aimco’s stock compensation arrangements are similar to those that we applied under SFAS 123 to awards granted on or after January 1, 2003. Under SFAS 123R, we continue to recognize the cost of stock-based compensation ratably over the vesting period. The primary change in our method of recognizing compensation cost relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation cost, whereas under SFAS 123 we recognized forfeitures as they occurred.
     In connection with the adoption of SFAS 123R as of January 1, 2006, we estimated that forfeitures of unvested awards of stock options and restricted stock for which compensation expense was recognized prior to 2006 will total approximately $154,000. SFAS 123R provides that a cumulative effect of change in accounting principle be recognized for such estimated forfeitures as of the date of adoption. We believe the estimated forfeitures upon adoption of SFAS 123R are immaterial and have reported the cumulative effect adjustment in our general and administrative expenses for the three months ended March 31, 2006. The adoption of SFAS 123R resulted in a $255,000 decrease in our net income for the three months ended March 31, 2006, including the cumulative effect adjustment. We estimate that the adoption of SFAS 123R will result in a decrease in our net income for the year ending December 31, 2006 of approximately $1.2 million due to the recognition of compensation expense related to stock options granted prior to 2003. After 2006, SFAS 123R is not expected to have any significant effect on our financial statements other than the timing of recognition of forfeitures.
     We estimated the fair value of options granted by Aimco in 2006 and 2005 using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. For options granted in 2006, the expected term of the options reflects the average of the vesting period and the contractual term for the options. Expected volatility reflects the historical volatility of Aimco Class A Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend rate reflects the actual amount per share paid on Aimco Class A Common Stock after 2003 and the risk-free rate reflects the annualized yield of a zero coupon U.S. Treasury security with a maturity equal to the expected term of the option. For options granted during the three months ended March 31, 2006 and 2005, the weighted average fair value of the options and valuation assumptions were as follows:

	Three Months Ended
	2006	2005

Weighted average fair value of options granted during the period	$5.23	$3.57

Assumptions:
Risk-free interest rate	4.58%	4.10%
Expected dividend yield	5.58%	6.31%
Expected volatility	20.15%	19.00%
Weighted average expected life of options	6.5 years	5.0 years
     The following table summarizes activity for Aimco’s outstanding stock options for the three months ended March 31, 2006:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Contractual	Value
	(thousands)	Price	Term	(thousands)

Outstanding at January 1, 2006	11,054	$38.78
Granted	636	42.95
Exercised	(1,049)	36.93
Forfeited	(70)	44.06

Outstanding at March 31, 2006	10,571	$39.14	5.0 years	$82,685

Exercisable at March 31, 2006	8,192	$39.32	4.1 years	$62,823
     The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $7.1 million and $0.1 million, respectively. Tax benefits may be realized in connection with the exercise of options by employees of Aimco’s taxable subsidiaries. We did not realize material tax benefits in connection with the exercise of stock options during the three months ended March 31, 2006 and 2005, respectively.
     The following table summarizes activity for Aimco’s restricted stock awards for the three months ended March 31, 2006:

		Weighted
		Average
	Shares	Grant-Date
	(thousands)	Fair Value
Unvested at January 1, 2006	882	$35.07
Granted	402	42.94
Vested	(94)	37.91
Forfeited	(30)	30.34

Unvested at March 31, 2006	1,160	$37.66

     The aggregate fair value of shares that vested during the three months ended March 31, 2006 and 2005 was $3.9 million and $1.1 million, respectively.
     Total compensation cost recognized for restricted stock and stock option awards was $3.1 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. Of these amounts, $0.7 million and $0.4 million, respectively, was capitalized. At March 31, 2006, total unvested compensation cost not yet recognized was $38.4 million. We expect to recognize this compensation over a weighted average period of approximately 2.5 years. Certain awards of restricted stock and options granted after 2004 are subject to immediate vesting based on achievement of a specified annual financial performance target during the scheduled vesting period. Recognition of related compensation cost may be accelerated based on our ongoing assessment of whether the performance target is probable of being achieved. At this time, we do not believe that achievement of the performance target is probable.
     The following table illustrates the pro forma effect on net income and earnings per unit if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards for the three months March 31, 2005 (in thousands, except per unit data):

Three Months
Ended
March 31, 2005
Net loss attributable to common unitholders, as reported	$(23,087)
Add stock-based employee compensation expense included in reported net income:
Restricted stock awards	1,855
Stock options	453
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(1,855)
Stock options	(872)

Pro forma net loss attributable to common unitholders	$(23,506)

Basic loss per common unit:
Reported	$(0.22)
Pro forma	$(0.23)
Diluted loss per common unit:
Reported	$(0.22)
Pro forma	$(0.23)
Use of Estimates
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
     We test for the recoverability of real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows of the property, excluding interest charges. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. If an impairment charge is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying value of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. These depreciation adjustments decreased net income by $5.3 million and $9.2 million and resulted in a decrease in basic and diluted earnings per unit of $0.05 and $0.09 for the three months ended March 31, 2006 and 2005, respectively.

Note 3 — Commitments and Contingencies
Commitments
     In connection with the March 2002 acquisition of Casden Properties, Inc., we and Aimco committed to invest up to $50 million for an interest in Casden Properties LLC. As of March 31, 2006, we had invested $44.8 million. Casden Properties LLC is pursuing development opportunities in Southern California and other markets. We have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC. We and Aimco also committed to pay an aggregate amount of $50 million to Casden Properties LLC as a retainer on account for redevelopment services. As of March 31, 2006, $40.0 million has been paid.
     In connection with our redevelopment and capital improvement activities, we have commitments of approximately $110.1 million related to construction projects that are due to be substantially completed during 2006. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Syndication
     We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our syndication of historic and low-income housing tax credits. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as minority interest in our consolidated balance sheet. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. At March 31, 2006, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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

     We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2006 are immaterial to our consolidated financial condition and results of operations.
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
     Unclaimed Property and Use Taxes
     Based on inquiries from several states, we are reviewing our historic forfeiture of unclaimed property pursuant to applicable state and local laws. We are also reviewing our historic filing of use tax returns in certain state and local jurisdictions that impose such taxes. Although the outcome is uncertain, we do not expect the effect of any non-compliance to have a material adverse effect on our consolidated financial condition or results of operations.
     Insurance Litigation
     Aimco has entered into agreements in principle to settle previously disclosed litigation involving National Union Fire Insurance Company of Pittsburgh, Pennsylvania, First Capital Group, a New York based insurance wholesaler, and other agents involved in the issuance of property insurance. Pursuant to the agreements, which are in the process of final documentation, Aimco will receive $7 million in settlement payments, principally in the second quarter of 2006. Aimco has also entered into agreements in principle to settle its litigation with Cananwill, Inc. (“Cananwill”), Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., and others. Pursuant to the agreements, which are in the process of final documentation, Aimco will recover from Cananwill $1.6 million of unearned premium and contribute $1.65 million to a settlement pool payable to Cananwill. We recorded a loss of $1.3 million for the three months ended March 31, 2006 as a result of adjustments to Aimco’s accounts receivable affected by these settlements.
     The previously disclosed litigation brought by WestRM — West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which Aimco has been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich, and cross motions for summary judgment between XL and Greenwich on the one hand, and us on the other, are currently pending. Aimco believes that it has meritorious defenses to assert, and will vigorously defend itself against the claims brought against it. In addition, Aimco will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss or that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial condition or results of operations.
     FLSA Litigation
     We and NHP Management Company (“NHPMN”), our subsidiary, are defendants in a lawsuit alleging that we and NHPMN willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges we and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005, the court conditionally certified the collective action on both the on-call and overtime issues. Although approximately 1,000 individuals opted-in to the class, we and NHPMN will be challenging the eligibility and timeliness of some. We and NHPMN will also have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005, in Montgomery County Maryland Circuit Court. The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.
Note 4 — Partners’ Capital
Preferred OP Units
     On March 19, 2006, Aimco redeemed all 2.53 million outstanding shares of its 10.1% Class Q Cumulative Preferred Stock. The redemption price per share was $25.00 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date of $0.035, for a total redemption price of $25.035 per share. Concurrently with this redemption we redeemed for cash the remaining Class Q Partnership Preferred Units. The aggregate redemption price of $63.3 million was paid in cash.
     On March 31, 2006, Aimco redeemed all 2.0 million outstanding shares of its privately held 8.5% Class X Cumulative Convertible Preferred Stock. The redemption price per share was $25.00 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date of $0.53125, for a total redemption price of $25.53125 per share. Concurrently with this redemption we redeemed for cash the remaining Class X Partnership Preferred Units. The aggregate redemption price of $51.1 million was paid in cash.
     Net income attributable to preferred unitholders includes preferred unit distribution requirements of $21.5 million and $2.6 million in issuance costs related to the redemptions of preferred units for the three months ended March 31, 2006.
Common OP Units
     During the three months ended March 31, 2006 and 2005, approximately 23,000 and 13,000 common OP Units, respectively, were redeemed for cash. During the three months ended March 31, 2006 and 2005, approximately 29,000 and 33,000 common OP Units, respectively, were redeemed in exchange for shares of Aimco Class A common stock. In addition, during the three months ended March 31, 2006 and 2005, we issued approximately 402,000 and 347,000 common OP Units, respectively, to Aimco and Aimco issued approximately 402,000 and 347,000 restricted shares of Aimco Class A Common Stock, respectively, to certain officers and employees. We recorded the common OP Units at the fair market value of the Aimco Class A Common Stock on the date of issuance. These shares of restricted Aimco Class A Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (predominantly 20% per year for five years). Certain shares of restricted stock issued during the three months ended March 31, 2006 and 2005 are subject to accelerated vesting upon the achievement of a specified calendar year performance measure target that we estimate is not probable of being achieved in any calendar year during the vesting period.
     During the three months ended March 31, 2006 and 2005, Aimco issued approximately 7,359 shares and 3,679 shares, respectively, of Aimco Class A Common Stock to certain of its non-executive officers at market prices. In exchange for common shares purchased, certain of those non-executive officers executed notes payable totaling $0.3 million and $0.1 million, respectively, which are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the one-month LIBOR plus 3.85%, which is subject to an annual interest rate cap of 7.25%. The notes were contributed by Aimco to us in exchange for approximately 7,359 and 3,679 common OP Units, respectively. Total payments on such notes from all officers for the three months ended March 31, 2006 and 2005 were $16.5 million and $4.0 million, respectively.

High Performance Units
     At March 31, 2006, we had outstanding 5,000 Class VIII Units, for which the valuation period began on January 1, 2005 and will end on December 31, 2007 and 4,109 Class VII High Performance Partnership Units, or the Class VII Units, for which the valuation period began on January 1, 2004 and will end on December 31, 2006.
     At March 31, 2006, we did not meet the required measurement benchmarks for the Class VII Units and therefore such High Performance Units have no dilutive effect. At March 31, 2006, the Class VIII Units met the required benchmarks, resulting in OP Unit dilution of approximately 50,000 units.
Note 5 — Discontinued Operations and Assets Held for Sale
     At March 31, 2006, we had one property with an aggregate of 154 units classified as held for sale. During the three months ended March 31, 2006, we sold 19 properties with an aggregate of 5,177 units. Additionally, on February 17, 2006, we closed the sale of a portion of the Flamingo South Beach property known as the South Tower with an aggregate of 562 units. During the year ended December 31, 2005, we sold 83 properties with an aggregate of 16,835 units and our interest in one partnership. For the three months ended March 31, 2006 and 2005, discontinued operations included the results of operations of all of the above properties prior to the date of sale.
     The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Rental and other property revenues	$11,735	$42,307
Property operating expense	(6,981)	(21,694)
Depreciation and amortization	(2,261)	(11,359)
Other (expenses) income, net	(952)	(116)

Operating income	1,541	9,138
Interest income	111	140
Interest expense	(3,054)	(10,721)
Minority interest in consolidated real estate partnerships	71	385

Loss before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, and income tax	(1,331)	(1,058)
Gain on dispositions of real estate, net of minority partners’ interest	99,925	6,974
Recovery of impairment losses (impairment losses) on real estate assets sold or held for sale	855	(1,956)
Recovery of deficit distributions (deficit distributions) to minority partners, net	14,424	(531)
Income tax arising from dispositions	(26,943)	(13)

Income from discontinued operations	$86,930	$3,416

     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At March 31, 2006, assets classified as held for sale of $4.8 million included real estate net book value of $4.3 million and liabilities related to assets classified as held for sale of $5.8 million included mortgage debt of $5.7 million. At December 31, 2005, assets classified as held for sale of $171.9 million included real estate net book value of $168.0 million and liabilities related to assets classified as held for sale of $133.0 million included mortgage debt of $126.5 million, represented by 20 properties with 5,893 units that were classified as held for sale during 2006 and 2005. The estimated proceeds, less anticipated costs to sell, for certain of these assets were less than the related net book value, and therefore we recorded impairment losses of $0.2 million for the three months ended March 31, 2006, offset by $1.1 million in recoveries of estimated impairments from prior periods. Impairment losses recorded for the three months ended March 31, 2005 were

$2.0 million. We are also marketing for sale certain other properties that do not meet the criteria to be classified as held for sale.
Note 6 — Earnings per Unit
     We calculate earnings per unit based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three months ended March 31, 2006, and 2005 (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Income (loss) from continuing operations	$6,688	$(1,429)
Less net income attributable to preferred unitholders	(26,973)	(25,074)

Numerator for basic and diluted earnings per unit — Loss from continuing operations	$(20,285)	$(26,503)

Income from discontinued operations	$86,930	$3,416

Net income	$93,618	$1,987
Less net income attributable to preferred unitholders	(26,973)	(25,074)

Numerator for basic and diluted earnings per unit — Net income (loss) attributable to common unitholders	$66,645	$(23,087)

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	105,501	104,273
Effect of dilutive securities:
Dilutive potential common units	—	—

Denominator for diluted earnings per unit	105,501	104,273

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Loss from continuing operations (net of preferred distributions)	$(0.19)	$(0.25)
Income from discontinued operations	0.82	0.03

Net income (loss) attributable to common unitholders	$0.63	$(0.22)

Diluted earnings (loss) per common unit:
Loss from continuing operations (net of preferred distributions)	$(0.19)	$(0.25)
Income from discontinued operations	0.82	0.03

Net income (loss) attributable to common unitholders	$0.63	$(0.22)

     All of our convertible preferred OP Units are anti-dilutive on an “as converted” basis, therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator when calculating basic and diluted earnings per common unit. For the three months ended March 31, 2006 and 2005, we have excluded from diluted earnings per unit approximately 11.5 million and 12.5 million, respectively, in common OP Unit equivalents related to vested and unvested stock options, units issued for the portions of notes receivable that are non-recourse, and restricted stock awards because their effect would be anti-dilutive.

Note 7 — Business Segments
     We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business primarily to affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single real estate segment. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three months ended March 31, 2006 or 2005. Portions of the gross revenues earned in the investment management business are from transactions with affiliates in the real estate segment.
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
     The following table presents revenues and net operating income for the three months ended March 31, 2006 and 2005, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income. Additionally, total asset for our reportable segments is reconciled to total consolidated assets as reported in the Consolidated Balance Sheets (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Real estate segment	$417,488	$337,864
Investment management segment:
Gross revenues	35,479	34,514
Elimination of intersegment revenues	(22,910)	(19,833)

Net revenues after elimination	12,569	14,681

Total revenues of reportable segments	$430,057	$352,545

Net operating income:
Real estate segment	$216,630	$174,118
Investment management segment	9,645	10,157

Total net operating income of reportable segments	226,275	184,275

Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(113,940)	(93,277)
General and administrative expenses	(22,702)	(20,851)
Other (expenses) income, net	(666)	633

Operating income	$88,967	$70,780

	March 31,	December 31,
ASSETS:	2006	2005
Total assets for reportable segments (1)	$10,093,480	$9,643,620
Corporate and other assets	285,076	385,730

Total consolidated assets	$10,378,556	$10,029,350

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to the Partnership and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
     We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of March 31, 2006, we owned or managed 1,337 apartment properties containing 233,898 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
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
     For 2006, our focus includes the following: continue to improve operations so that customer satisfaction and occupancy increase to bring improved profitability; upgrade the quality of our portfolio through portfolio management and redevelopment; increase efficiency through improved business processes and automation; improve balance sheet flexibility; minimize our cost of capital in the face of rising interest rates; and monetize a portion of the value inherent in our properties with increased entitlements.
     The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.

Results of Operations
Overview
     We reported net income of $93.6 million and net income attributable to common unitholders of $66.6 million for the three months ended March 31, 2006, compared to net income of $2.0 million and loss attributable to common unitholders of $23.1 million for the three months ended March 31, 2005, which were increases of $91.6 million and $89.7 million, respectively. These increases were principally due to the following items:
•	an increase in income from discontinued operations, primarily related to larger net gains on sales of real estate;

•	an increase in net gain on sale of real estate related to unconsolidated entities and other, primarily related to first quarter 2006 gains on sale of land and other non-depreciable assets; and

•	an increase in net operating income associated with property operations, which is primarily attributable to increases related to newly consolidated and same store properties.
These increases were partially offset by higher depreciation and amortization and interest expense.
Rental Property Operations
     Our operating income is primarily generated from the operations of our consolidated properties. The principal components within our total consolidated property operations are: consolidated same store properties, which consist of all conventional properties that were owned (and not classified as held for sale) and managed by us, stabilized and consolidated for all comparable periods presented; and other consolidated properties, which primarily include acquisition, newly consolidated, affordable and redevelopment properties.
     The following table summarizes the overall performance of our consolidated properties for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Rental and other property revenues	$417,488	$337,864
Property operating expenses	200,858	163,746

Net operating income	$216,630	$174,118

     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, net operating income for our consolidated property operations increased by $42.5 million, or 24.4%. Of this increase, $20.8 million was net operating income from newly consolidated properties, especially properties that were consolidated in connection with the adoption of Emerging Issues Task Force Issue 04-5, or EITF 04-5, as discussed in Note 2 to the consolidated financial statements in Item 1. Newly consolidated properties are properties that had been previously unconsolidated and accounted for by the equity method and consist of 149 properties first consolidated in 2006 and 13 other properties first consolidated after March 31, 2005. The newly consolidated properties include 123 affordable properties with revenues and property operating expenses of $28.9 million and $16.7 million, respectively, and 39 conventional properties with revenues and property operating expenses of $18.7 million and $10.0 million, respectively, for the three months ended March 31, 2006.
     Also contributing to the net increase in net operating income were a $13.8 million increase in consolidated same store net operating income (see discussion of same store results under the heading “Conventional Consolidated Same Store Property Operating Results”), a $2.1 million increase related to operations of acquisition properties purchased after or late in the first quarter of 2005, which were principally comprised of Palazzo East at Park La Brea and five other properties, and a $1.9 million increase related to operations of affordable properties, exclusive of newly consolidated affordable properties. First quarter 2006 property operations also reflects increases in rents for retail space in New York City properties and favorable adjustments to hurricane casualty losses incurred in 2005.

Conventional Consolidated Same Store Property Operating Results
     Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “consolidated same store” properties as conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized and consolidated for all periods presented and (iv) that have not been classified as held for sale. The rental property operations of our consolidated same store properties are as follows for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005	Change
Consolidated same store revenues	$293,462	$270,985	8.3%
Consolidated same store property operating expenses	130,396	121,677	7.2%

Consolidated same store net operating income	163,066	149,308	9.2%

Adjustments to reconcile same store net operating income to real estate segment net operating income (1)	53,564	24,810	115.9%

Real estate segment net operating income	$216,630	$174,118	24.4%

Consolidated Same Store Statistics
Properties	410	410
Apartment units	121,158	121,158
Average physical occupancy	94.6%	90.4%	4.2%
Average rent/unit/month	$790	$766	3.1%

(1)	Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties).
     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, consolidated same store net operating income increased by $13.8 million, or 9.2%. Revenues increased by $22.5 million, or 8.3%, primarily due to higher occupancy (up 4.2%), higher average rent (up $24 per unit) and lower bad debt. Property operating expenses increased by $8.7 million, or 7.2%, reflecting a $4.2 million increase in property insurance due to higher claims and premium rates, a $3.5 million increase in utilities due primarily to higher natural gas rates, and a $1.2 million increase in real estate taxes.
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
     The following table summarizes the overall performance of our property management business for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Property management revenues, primarily from affiliates	$3,030	$6,664
Property management expenses	492	1,916

Net operating income from property management	$2,538	$4,748

     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, net operating income from property management decreased by $2.2 million, or 46.5%. The decrease was principally due to the consolidation of real estate partnerships upon adoption of EITF 04-5 and otherwise, which resulted in the elimination of fee income and reclassification of related expenses to property operating expenses. Property management revenues that were eliminated in consolidation for our 162 newly consolidated properties totaled $2.8 million for the three months ended March 31, 2006. Sales of properties by unconsolidated partnerships (three properties in 2006 and eight properties in 2005) that had previously generated property management revenues also contributed to decreases in property management revenues and expenses.
Activity Fees and Asset Management
     Activity fees are generated from transactions, including tax credit syndications and redevelopments, dispositions, and refinancings. These transactions occur on varying timetables, thus the income varies from period to period. The majority of these fees are earned in connection with transactions related to affordable properties within the Aimco Capital portfolio. We have a large number of affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view activity fees as a predictable part of our core business strategy. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or improvement in operations that generates sufficient cash to pay the fees. Activity and asset management expenses are the direct expenses associated with transactional activities and asset management.
     The following table summarizes the operating results of our transactional and asset management activities for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Activity fees and asset management revenues, primarily from affiliates	$9,539	$8,017
Activity and asset management expenses	2,432	2,608

Net operating income from activity fees and asset management	$7,107	$5,409

     Activity fees and asset management revenues for the three months ended March 31, 2006 and 2005 include $7.4 million and $7.9 million, respectively, of fees related to affordable properties within the Aimco Capital portfolio.
     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, net operating income from activity fees and asset management increased by $1.7 million, or 31.4%. This increase was principally a result of $1.6 million in higher developer fees resulting from increased redevelopment activity in 2006 as compared to 2005. Additionally, in 2006 we realized $1.9 million in promote distributions upon sale of a property for achieving financial returns to the limited partners in excess of established targets. These increases were partially offset by a $2.1 million decrease in asset management fees, reflecting the recognition in 2005 of asset management fees that previously had been deferred because collectibility was not reasonably assured.
Depreciation and Amortization
     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, depreciation and amortization increased $20.7 million, or 22.2%. This increase was principally due to $11.0 million in depreciation related to newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). The increase also reflects $1.3 million of additional depreciation related to acquisition properties and $3.8 million in depreciation of capital projects placed in service after March 31, 2005. Additionally, $4.2 million of the increase was due to a prospective change as of July 1, 2005 in the estimated useful lives that apply to capitalized payroll and certain indirect costs. These increases were partially offset by a $3.9 million decrease in depreciation adjustments necessary to reduce the carrying value of real estate to its estimated disposition value (see Use of Estimates in Note 2 to the consolidated financial statements in Item 1).

General and Administrative Expenses
     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, general and administrative expenses increased $1.9 million, or 8.9%. This increase was principally due to higher accrued bonus compensation reflecting generally improved performance in relation to established targets. Stock-based compensation also increased due to recognition of expense for awards granted in 2006 and the adoption of SFAS 123R (see Note 2 to consolidated financial statements in Item 1).
Other Expenses (Income), Net
     Other expenses (income), net includes income tax provision/benefit, franchise taxes, risk management activities related to our unconsolidated partnerships, partnership administration expenses and certain non-recurring items.
     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, other expenses (income), net changed unfavorably by $1.3 million. The net change reflects a $2.0 million increase in various partnership expenses, including expenses of newly consolidated partnerships, and $1.7 million in one-time benefits for terminated employees in 2006. These increases were partially offset by a $2.5 million increase in income tax benefits attributable to losses of our taxable subsidiaries.
Interest Income
     Interest income consists primarily of interest on notes receivable from unconsolidated real estate partnerships and interest earned on restricted and unrestricted cash balances.
     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, interest income increased $0.5 million, or 5.7%. The net increase reflects higher interest on notes due from Aimco primarily related to the $85.4 million note issued in connection with the acquisition of Palazzo East at Park La Brea during the three months ended March 31, 2005, interest income on cash balances maintained by newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1), and higher interest rates on cash balances. These increases were partially offset by a decrease due to the elimination of interest income on notes receivable from newly consolidated properties. The economic benefit for the minority partners’ share of interest on the eliminated notes is reflected in minority interest in consolidated real estate partnerships.
Interest Expense
     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, interest expense, which includes the amortization of deferred financing costs, increased $17.9 million, or 21.2%. This increase was principally due to $11.9 million in interest on the additional debt related to newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). Interest expense also increased $9.6 million due to increased average borrowing levels and increased interest rates on corporate and variable rate property debt. These increases were partially offset by a $3.5 million increase in capitalized interest, reflecting higher levels of accumulated expenditures on redevelopment projects.
Gain on Dispositions of Real Estate Related to Unconsolidated Entities and Other
     Gain on dispositions of real estate related to unconsolidated entities and other includes our share of gain related to dispositions of real estate within unconsolidated real estate partnerships, gain on dispositions of land and other non-depreciable assets and costs related to asset disposal activities.
     For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, gain on disposition of real estate related to unconsolidated entities and other increased $7.7 million. This increase is primarily attributable to $5.7 million in gains on sale of land and other non-depreciable assets in 2006.
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

Minority Interest in Consolidated Real Estate Partnerships
     Minority interest in consolidated real estate partnerships reflects minority partners’ share of operating results of consolidated real estate partnerships. This includes the minority partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. For the three months ended March 31, 2006, compared to the three months ended March 31, 2005, the favorable effect of minority interest increased $3.2 million. This increase is primarily attributable to a $7.5 million increase in the minority interest share of partnership net losses, reduced by our recognition of $4.3 million for minority partners’ share of losses of partnerships with deficits in equity as a result of adopting EITF 04-5 in 2006 (see Note 2 to the consolidated financial statements in Item 1).
Income from Discontinued Operations, Net
     The results of operations for properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations for all periods presented. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense to the extent there is secured debt on the property and the associated minority interest. In addition, any impairment losses on assets held for sale, and the net gain on the eventual disposal of properties held for sale are reported as discontinued operations.
     For the three months ended March 31, 2006 and 2005, income from discontinued operations, net totaled $86.9 million and $3.4 million, respectively, which includes a loss from operations after interest income, interest expense and minority interest of $1.3 million and $1.1 million in 2006 and 2005, respectively. In 2006, the income from discontinued operations included the operating results of 20 properties and one tower of the Flamingo South Beach property (the South Tower) that were sold or classified as held for sale during 2006. In 2005, the income from discontinued operations included the operating results of 103 properties and the South Tower that were sold or classified as held for sale in 2005 or 2006. Due to the varying number of properties and the timing of sales, the income from operations is not comparable from year to year.
     During the three months ended March 31, 2006, we sold 19 properties and the South Tower, resulting in a net gain on sale of approximately $73.0 million (which is net of $26.9 million of related income taxes). Additionally, we recognized $0.2 million in impairment losses on assets sold or held for sale in 2006, offset by $1.1 million in impairment recoveries of estimated impairments from prior periods, and $14.4 million of net recoveries of deficit distributions to minority partners. During the three months ended March 31, 2005, we sold six properties, resulting in a net gain on sale of approximately $7.0 million. Additionally, in 2005 we recognized $2.0 million in impairment losses on assets sold or held for sale and $0.5 million of net recoveries of deficit distributions to minority partners.
     Changes in gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period. See Note 5 to the consolidated financial statements in Item 1 for more information on discontinued operations.

Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment of Long-Lived Assets
     Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows of the property, excluding interest charges. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.
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
     Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties during the three months ended March 31, 2006 or 2005.
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
     We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has entered into certain closed or pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method. Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible value of the notes; therefore, accretion income varies on a period-by-period basis and could be lower or higher than in prior periods.
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
     We recorded a $0.3 million provision for impairment losses on notes receivable for the three months ended March 31, 2006 and a $1.6 million in net recovery of impairment losses on notes receivable for the three months ended March 31, 2005. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
Capitalized Costs
     We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. Capitalized “indirect costs” represent an allocation of certain regional operating center and corporate level department costs, including payroll costs, that clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital expenditure activities are capitalized where the costs of the improvements or replacements exceed $250. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.
     For the three months ended March 31, 2006 and 2005, for continuing and discontinued operations, we capitalized $6.1 million and $2.6 million of interest costs, respectively, and $16.0 million and $11.9 million of site payroll and indirect costs, respectively.

Funds From Operations
     Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002 White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption related preferred OP Unit issuance costs and distributions on preferred OP Units and adding back distributions on dilutive preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.
     For the three months ended March 31, 2006 and 2005, our FFO is calculated as follows (in thousands):

	Three Months
	Ended March 31,
	2006	2005
Net income (loss) attributable to common unitholders (1)	$66,645	$(23,087)
Adjustments:
Depreciation and amortization (2)	113,940	93,277
Depreciation and amortization related to non-real estate assets	(4,730)	(3,791)
Depreciation of rental property related to minority partners’ interest (3)	(16,161)	(9,516)
Depreciation of rental property related to unconsolidated entities	668	5,958
Gain on dispositions of real estate related to unconsolidated entities and other	(9,696)	(1,994)
Gain on dispositions of non-depreciable assets	5,700	675
Deficit distributions to minority partners, net (4)	2,251	1,406
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(99,925)	(6,974)
Depreciation of rental property, net of minority partners’ interest (3)	1,994	9,987
Deficit distributions (recovery of deficit distributions) to minority partners, net (4)	(14,424)	531
Income tax arising from disposals	26,943	13
Preferred OP Unit distributions	24,399	23,951
Redemption related preferred OP Unit issuance costs	2,574	1,123

Funds From Operations	$100,178	$91,559
Preferred OP Unit distributions	(24,399)	(23,951)
Redemption related preferred OP Unit issuance costs	(2,574)	(1,123)
Distributions on dilutive preferred securities	1,183	434

Funds From Operations attributable to common unitholders - diluted	$74,388	$66,919

Weighted average number of common units, common unit equivalents and dilutive preferred securities outstanding:
Common units and equivalents (5)	106,857	104,607
Dilutive preferred securities	3,512	1,276

Total	110,369	105,883

(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP.

(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.

(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.

(4)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(5)	Represents the denominator for earnings per common unit — diluted, calculated in accordance with GAAP, plus additional common unit equivalents that are dilutive for FFO.
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
     At March 31, 2006, we had $224.3 million in cash and cash equivalents, an increase of $62.6 million from December 31, 2005, which cash is principally from sales and refinancing transactions that has yet to be distributed or applied to the outstanding balance of the revolving credit facility. At March 31, 2006, we had $355.2 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.
Operating Activities
     For the three months ended March 31, 2006, our net cash provided by operating activities of $113.0 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities increased $9.9 million compared with the three months ended March 31, 2005, driven primarily by changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily due to decreased accounts receivable balances, larger net releases of operating reserves from restricted cash and decreased operating other asset balances, offset by lower operating current liability balances.

Investing Activities
     For the three months ended March 31, 2006, net cash provided by our investing activities of $291.7million primarily relates to proceeds received from the sale of properties, partially offset by capital expenditures.
     Although we hold all of our properties for investment, we may sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the three months ended March 31, 2006, we sold 19 consolidated properties, the South Tower of the Flamingo South Beach property, and 3 unconsolidated properties. These properties were sold for an aggregate sales price of $414.0 million, of which $402.9 million related to the consolidated properties, including the South Tower. The sale of the consolidated properties generated proceeds totaling $382.7 million, after the payment of transaction costs. Our share of the total net proceeds from the sale of the 22 properties, after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $172.2 million, of which $1.8 million related to the unconsolidated properties and was included in our distributions received from investments in unconsolidated real estate partnerships. Sales proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.
     We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns, such as sales to buyers who intend to convert the properties to condominiums. Gross sales proceeds from 2006 dispositions are expected to be $850 million to $1,050 million, and we plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions and for other operating needs and corporate purposes.
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
     For the three months ended March 31, 2006, we spent a total of $16.2 million on CR, which represents the share of expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. For the three months ended March 31, 2006, we spent a total of $21.7 million, $12.6 million and $30.9 million, respectively, on CI, casualties and redevelopment. CI expenditures represent all non-redevelopment and non-casualty capital expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property.

     The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the three months ended March 31, 2006 on a per unit and total dollar basis. Per unit numbers are based on approximately 139,191 average units in the quarter including 123,897 conventional and 15,294 affordable units. Average units are weighted for the portion of the period that we owned the property and represent effective units excluding non-managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
Capital Replacements Detail:
Building and grounds	$4,874	$35
Turnover related	8,284	60
Capitalized site payroll and indirect costs	3,062	22

Our share of Capital Replacements	$16,220	$117

Capital Replacements:
Conventional	$14,682	$119
Affordable	1,538	101

Our share of Capital Replacements	16,220	$117

Capital Improvements:
Conventional	17,814	$144
Affordable	3,937	257

Our share of Capital Improvements	21,751	$156

Casualties:
Conventional	12,096
Affordable	457

Our share of casualties	12,553

Redevelopment:
Conventional	29,782
Affordable	1,099

Our share of redevelopment	30,881

Our share of capital expenditures	81,405

Plus minority partners’ share of consolidated spending	31,885
Less our share of unconsolidated spending	(687)

Capital expenditures per consolidated statement of cash flows	$112,603

     Included in the above spending for CI, casualties and redevelopment, was approximately $11.3 million of our share of capitalized site payroll and indirect costs related to these activities for the three months ended March 31, 2006.
     We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under the revolving credit facility.
Financing Activities
     For the three months ended March 31, 2006, net cash used in financing activities of $342.1 million was primarily related to the redemption of all outstanding units of Class Q Partnership Preferred Units and Class X Partnership Preferred Units for cash of $63.3 million and $50.0 million, respectively, the $175.0 million net reduction of the outstanding balance of the revolving credit facility and distribution payments totaling $80.1 million.

     Mortgage Debt
     At March 31, 2006, we had $6.2 billion in consolidated mortgage debt outstanding as compared to $5.6 billion outstanding at December 31, 2005. During the three months ended March 31, 2006, we refinanced or closed mortgage loans on 10 consolidated properties, generating $361.1 million of proceeds from borrowings with a weighted average interest rate of 5.46%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $218.6 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
     Revolving Credit Facility and Term Loans
     We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. On March 22, 2006, we amended various terms in our Credit Agreement, including: the ability to request an increase in the aggregate commitments (which may be revolving or term loan commitments) by an amount not to exceed $150 million; a reduction in the interest rate spread applicable to revolving loans and letters of credit; a reduction in the spread applicable to term loans to LIBOR plus 1.5%; and an extension of the maturity dates from November 2, 2007 to May 1, 2009 for the revolver and from November 2, 2009 to March 22, 2011 for the term loan.
     The aggregate amount of commitments and loans under the Credit Agreement is $850.0 million, comprised of $450.0 million of revolving loan commitments and $400.0 million in term loans. At March 31, 2006, the term loan had an outstanding principal balance of $400.0 million and an interest rate of 6.36%. At March 31, 2006, the revolving loan had an outstanding principal balance of $42.0 million and an interest rate of 6.04%. The amount available under the revolving credit facility at March 31, 2006 was $380.5 million (after giving effect to $27.5 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
     Partners’ Capital Transactions
     During the three months ended March 31, 2006, Aimco redeemed all outstanding shares of its 10.1% Class Q Cumulative Preferred Stock for $63.3 million and all outstanding shares of its 8.5% Class X Cumulative Convertible Preferred Stock for $50.0 million. Concurrently, we redeemed for cash all outstanding Class Q Partnership Preferred Units and Class X Partnership Preferred Units.
     Under our shelf registration statement, we had approximately $500 million of debt securities available and Aimco had approximately $877 million of debt and equity securities available as of March 31, 2006. Aimco intends to continue to issue preferred securities in both public offerings and private placements to generate proceeds that they will use to redeem higher cost preferred securities, to finance acquisitions of real estate interests and for other corporate purposes.
     Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of Aimco Class A Common Stock and preferred stock. Currently, Aimco is authorized to repurchase up to a total of eight million shares of Aimco Class A Common Stock. These repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to applicable law. In the event of any repurchase of a number of shares of Class A Common Stock by Aimco, we would repurchase an equal number of common OP Units owned by Aimco.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2005 “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more detailed discussion of interest rate sensitivity. As of March 31, 2006, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures
     The Partnership’s management, with the participation of the chief executive officer and chief financial officer of the General Partner, who are the equivalent of the Partnership’s chief executive officer and chief financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of the General Partner have concluded that, as of the end of such period, our disclosure controls and procedures are adequate.
     Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during first quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     See the information under the heading “Legal Matters” in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2006, Aimco purchased approximately 29,000 common OP Units in exchange for approximately 29,000 shares of Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for cash for the three months ended March 31, 2006:

				Maximum Number
			Total Number of	of Units that
	Total	Average	Units Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under the
	of Units	Paid	Announced Plans or	Plans or Programs (1)
Fiscal period	Purchased	per Unit	Programs	(in millions)
January 1 — January 31, 2006	1,376	$42.36	n/a	n/a
February 1 — February 28, 2006	14,798	44.24	n/a	n/a
March 1 — March 31, 2006	6,679	46.23	n/a	n/a

Total	22,853	$44.71	n/a

(1)	The terms of our Partnership Agreement do not provide for a maximum number of Units that may be repurchased, and other than the express terms of our Partnership Agreement we have no publicly announced plans or programs of repurchase
     Distribution Payments. Our Credit Agreement includes customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any 12-month period in an aggregate amount of up to 95% of our Funds From Operations for such period or such amount as may be necessary for Aimco to maintain its REIT status.

ITEM 6. Exhibits
     The following exhibits are filed with this report:

EXHIBIT NO.

10.1	Second Amendment to Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein. (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed March 27, 2006 (dated March 22, 2006) is incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

AIMCO PROPERTIES, L.P.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIMCO PROPERTIES, L.P. By: AIMCO GP, Inc., its general partner
By:	/s/ THOMAS M. HERZOG
Thomas M. Herzog
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

By:	/s/ ROBERT Y. WALKER, IV
Robert Y. Walker, IV
Senior Vice President and Chief Accounting Officer

Date: May 5, 2006

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.1	Second Amendment to Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein. (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed March 27, 2006 (dated March 22, 2006) is incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments