Form 10-Q
period 2006-06-30
AIMCO PROPERTIES LP
filed 2006-08-04
CIK 926660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

The number of shares of Partnership Common Units outstanding as of July 31, 2006: 105,205,373

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Unit Data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Real estate:
Land	$2,337,304	$2,241,907
Buildings and improvements	9,621,985	8,314,585

Total real estate	11,959,289	10,556,492
Less accumulated depreciation	(2,806,835)	(2,116,043)

Net real estate	9,152,454	8,440,449
Cash and cash equivalents	323,463	161,730
Restricted cash	341,267	284,068
Accounts receivable	65,830	59,888
Accounts receivable from affiliates	24,984	43,070
Deferred financing costs	74,529	65,188
Notes receivable from unconsolidated real estate partnerships	45,705	177,218
Notes receivable from non-affiliates	51,497	23,760
Notes receivable from Aimco	13,655	13,299
Investment in unconsolidated real estate partnerships	57,905	166,667
Other assets	221,081	216,789
Deferred income tax assets, net	—	9,835
Assets held for sale	32,981	369,797

Total assets	$10,405,351	$10,031,758

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing	$1,043,755	$1,040,549
Property loans payable	5,163,064	4,438,542
Term loans	400,000	400,000
Credit facility	—	217,000

Total indebtedness	6,606,819	6,096,091

Accounts payable	30,460	34,381
Accrued liabilities and other	396,474	423,633
Deferred income	98,814	46,872
Security deposits	43,851	37,800
Deferred income tax liabilities, net	6,219	—
Liabilities related to assets held for sale	18,135	228,871

Total liabilities	7,200,772	6,867,648

Minority interest in consolidated real estate partnerships	269,679	218,708

Partners’ capital:
Preferred units	1,087,968	1,183,620
General Partner and Special Limited Partner	1,528,930	1,570,046
Limited Partners	342,576	301,452
High Performance Units	(17,039)	(16,307)
Investment in Aimco Class A Common Stock	(7,535)	(7,997)
Notes receivable from Aimco	—	(85,412)

Total partners’ capital	2,934,900	2,945,402

Total liabilities and partners’ capital	$10,405,351	$10,031,758

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Rental and other property revenues	$419,234	$344,659	$830,126	$677,223
Property management revenues, primarily from affiliates	3,592	5,926	6,622	12,590
Activity fees and asset management revenues, primarily from affiliates	12,133	6,680	21,673	14,697

Total revenues	434,959	357,265	858,421	704,510

EXPENSES:
Property operating expenses	190,485	160,707	388,540	321,552
Property management expenses	2,151	1,829	2,643	3,745
Activity and asset management expenses	3,239	2,305	5,671	4,913
Depreciation and amortization	116,412	95,923	228,236	187,612
General and administrative expenses	24,805	21,723	47,508	42,567
Other expenses (income), net	2,279	(999)	2,874	(1,754)

Total expenses	339,371	281,488	675,472	558,635

Operating income	95,588	75,777	182,949	145,875

Interest income	6,899	8,642	15,289	16,612
Recovery of (provision for) losses on notes receivable	(502)	(34)	(764)	1,558
Interest expense	(103,518)	(86,328)	(204,289)	(169,364)
Deficit distributions to minority partners, net	(4,096)	(1,654)	(6,282)	(3,047)
Equity in losses of unconsolidated real estate partnerships	(574)	(418)	(2,436)	(1,319)
Recovery of (impairment losses) related to real estate partnerships	(15)	(275)	971	(531)
Gain on dispositions of real estate related to unconsolidated entities and other	4,060	3,154	13,756	5,161

Loss before minority interest and discontinued operations	(2,158)	(1,136)	(806)	(5,055)
Minority interest in consolidated real estate partnerships	(360)	985	5,697	3,559

Income (loss) from continuing operations	(2,518)	(151)	4,891	(1,496)
Income from discontinued operations, net	42,539	31,516	128,748	34,849

Net income	40,021	31,365	133,639	33,353
Net income attributable to preferred unitholders	21,940	24,627	48,913	49,701

Net income (loss) attributable to common unitholders	$18,081	$6,738	$84,726	$(16,348)

Earnings (loss) per common unit – basic:
Loss from continuing operations (net of preferred distributions)	$(0.23)	$(0.24)	$(0.42)	$(0.49)
Income from discontinued operations	0.40	0.30	1.22	0.33

Net income (loss) attributable to common unitholders	$0.17	$0.06	$0.80	$(0.16)

Earnings (loss) per common unit – diluted:
Loss from continuing operations (net of preferred distributions)	$(0.23)	$(0.24)	$(0.42)	$(0.49)
Income from discontinued operations	0.40	0.30	1.22	0.33

Net income (loss) attributable to common unitholders	$0.17	$0.06	$0.80	$(0.16)

Weighted average common units outstanding	106,291	104,550	105,896	104,412

Weighted average common units and equivalents outstanding	106,291	104,550	105,896	104,412

Distributions declared per common unit	$0.60	$0.60	$1.20	$1.20

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months
	Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,639	$33,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,236	187,612
Discontinued operations	(154,222)	(14,753)
Other adjustments	18,065	(5,171)
Net changes in operating assets and operating liabilities	40,343	(18,668)

Net cash provided by operating activities	266,061	182,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(41,732)	(158,584)
Capital expenditures	(236,203)	(201,401)
Proceeds from dispositions of real estate	544,815	140,160
Cash from newly consolidated properties	22,432	1,623
Purchases of non-real estate related corporate assets	(3,697)	(7,218)
Purchases of general and limited partnership interests and other assets	(10,932)	(61,547)
Originations of notes receivable from unconsolidated real estate partnerships	(7,820)	(15,125)
Proceeds from repayment of notes receivable	5,318	13,043
Distributions received from investments in unconsolidated real estate partnerships	11,774	34,051
Other investing activities	(17,558)	361

Net cash provided by (used in) investing activities	266,397	(254,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	656,634	328,543
Principal repayments on property loans	(599,870)	(191,093)
Principal repayments on tax-exempt bond financing	(31,690)	(26,740)
Net borrowings (repayments) on term loans and revolving credit facility	(217,000)	305,900
Redemption of mandatorily redeemable preferred securities	—	(15,019)
Proceeds from issuance of preferred units, net	12,125	—
Redemption of preferred units	(113,250)	(31,250)
Proceeds from Class A Common Stock option exercises	39,459	1,186
Originations of notes receivable from Aimco	—	(85,412)
Repayment of notes receivable originated from Aimco	85,412	—
Principal repayments received on notes due on common unit purchases	18,626	8,557
Contributions from minority interest	11,529	17,403
Payment of distributions to minority interest	(43,515)	(14,181)
Payment of distributions to General Partner and Special Limited Partner	(115,508)	(113,423)
Payment of distributions to Limited Partners	(10,692)	(11,087)
Payment of distributions to High Performance Units	(2,866)	(2,856)
Payment of distributions to preferred units	(47,516)	(47,074)
Other financing activities	(12,603)	(7,754)

Net cash provided by (used in) financing activities	(370,725)	115,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	161,733	43,436
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	161,730	105,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$323,463	$148,779

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Note 1 — Organization
     AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries and other consolidated entities that the Partnership controls, the Company, was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units, which are collectively referred to as “OP Units.” Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP, Inc., or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. “Limited Partners” refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended, or the Partnership Agreement.
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
     As of June 30, 2006, we:
•	owned an equity interest in and consolidated 169,267 units in 731 properties (which we refer to as “consolidated”), of which 169,217 units were also managed by us;

•	owned an equity interest in and did not consolidate 14,834 units in 110 properties (which we refer to as “unconsolidated”), of which 8,706 units were also managed by us; and

•	provided services or managed, for third-party owners, 46,337 units in 479 properties, primarily pursuant to long-term agreements (including 39,751 units in 425 properties for which we provide asset management services only, and not also property management services), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
At June 30, 2006, we had outstanding 105,045,240 common OP Units, 37,063,227 preferred OP Units and 2,379,084 High Performance Units (excluding High Performance Units for which the applicable measurement period has not ended – see Note 4).

Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in AIMCO Properties, L.P. Annual Report on Form 10-K for the year ended December 31, 2005. Certain 2005 financial statement amounts have been reclassified to conform to the 2006 presentation.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Partnership, and its consolidated entities. Pursuant to a Management and Contribution Agreement between the Partnership and Aimco, we have acquired, in exchange for interests in the Partnership, the economic benefits of subsidiaries of Aimco in which we do not have an interest, and Aimco has granted us a right of first refusal to acquire such subsidiaries’ assets for no additional consideration. Pursuant to the agreement, Aimco has also granted us certain rights with respect to assets of such subsidiaries. As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a limited partner in a limited partnership or a member in a limited liability company. Interests held in consolidated real estate partnerships by limited partners other than us are reflected as minority interest in consolidated real estate partnerships. All significant intercompany balances and transactions have been eliminated in consolidation. The assets of consolidated real estate partnerships owned or controlled by Aimco or us generally are not available to pay creditors of Aimco or the Partnership.
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
Adoption of EITF 04-5
     In June 2005, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5. EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of substantive kick-out rights and substantive participating rights held by the limited partners, and provides additional guidance on what constitutes those rights. EITF 04-5 was effective after June 29, 2005 for general partners of (a) all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. We consolidated four partnerships in the fourth quarter of 2005 based on EITF 04-5 requirements. The consolidation of those partnerships had an immaterial effect on our consolidated financial statements. EITF 04-5 was effective on January 1, 2006, for general partners of all limited partnerships and similar entities. We applied EITF 04-5 as of January 1, 2006, using a transition method that does not involve retrospective application to our financial statements for prior periods.

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

     Our income from continuing operations for the three and six months ended June 30, 2006, includes the following amounts for the partnerships consolidated as of January 1, 2006,in accordance with EITF 04-5 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Revenues	$40,546	$81,506
Operating expenses	29,135	58,367

Operating income	11,411	23,139
Interest expense	(10,693)	(24,896)
Interest income	870	1,737

Income (loss) before minority interest	$1,588	$(20)

     In prior periods, we used the equity method to account for our investments in the partnerships that we consolidated in 2006 in accordance with EITF 04-5. Under the equity method, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, when a partnership has a deficit in equity, generally accepted accounting principles may require the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with EITF 04-5 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we applied EITF 04-5 in those prior periods. In accordance with our transition method for the adoption of EITF 04-5, we recorded a $83.1 million charge to retained earnings as of January 1, 2006, for the cumulative amount of additional losses that we would have recognized had we applied EITF 04-5 in prior periods. Substantially all of those losses were attributable to real estate depreciation expense. As a result of applying EITF 04-5 for the three and six months ended June 30, 2006, our income from continuing operations includes partnership losses in addition to losses that would have resulted from continued application of the equity method of $4.9 million and $9.1 million, respectively.
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
     Aimco’s board of directors adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan to attract and retain officers, key employees and independent directors. The 1997 Plan reserves for issuance a maximum of 20 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 1997 Plan. At June 30, 2006, there were approximately 3.5 million shares available to be granted. The 1997 Plan is administered by the Compensation and Human Resources Committee of Aimco’s board of directors. In the case of incentive stock options, the exercise price of the options granted may not be less than the fair market value of the Aimco Class A Common Stock at the date of grant. The term of the incentive and non-qualified options is generally ten years from the date of grant. The options typically vest over a period of one to five years from the date of grant. Aimco generally issues new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.
     Prior to 2006, we applied the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of FASB Statement No. 123, or SFAS 148, to all employee awards granted, modified, or settled on or after January 1, 2003, which resulted in recognition of compensation expense related to Aimco’s stock options based on the fair value of the stock options. For stock options granted prior to January 1, 2003, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. Under APB 25, because the exercise price of Aimco’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense related to such options was recognized. We recognized compensation expense for stock options accounted for under SFAS 123 and restricted stock awards ratably over the period the awards vested. Compensation cost was reversed as forfeitures occurred.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which superseded SFAS 123. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and provides for a modified prospective application method of adoption. Under this method, we are applying the provisions of SFAS 123R prospectively to new and modified awards granted on or after January 1, 2006, and are recognizing compensation cost over the remaining vesting period for the unvested portion of all outstanding awards granted prior to 2006. The measurement and recognition provisions of SFAS 123R that we apply to Aimco’s stock compensation arrangements are similar to those that we applied under SFAS 123 to awards granted on or after January 1, 2003. Under SFAS 123R, we continue to recognize the cost of stock-based compensation ratably over the vesting period. The primary change in our method of recognizing compensation cost relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation cost, whereas under SFAS 123 we recognized forfeitures as they occurred.
     In connection with the adoption of SFAS 123R as of January 1, 2006, we estimated that forfeitures of unvested awards of stock options and restricted stock for which compensation expense was recognized prior to 2006 will total approximately $154,000. SFAS 123R provides that a cumulative effect of change in accounting principle be recognized for such estimated forfeitures as of the date of adoption. We believe the estimated forfeitures upon adoption of SFAS 123R are immaterial and have reported the cumulative effect adjustment in our general and administrative expenses for the three and six months ended June 30, 2006. The adoption of SFAS 123R resulted in decreases in our net income for the three and six months ended June 30, 2006, of $346,000 and $601,000, respectively, including the cumulative effect adjustment. We estimate that the adoption of SFAS 123R will result in a decrease in our net income for the year ending December 31, 2006, of approximately $1.0 million due to the recognition of compensation expense related to stock options granted prior to 2003. After 2006, SFAS 123R is not expected to have any significant effect on our financial statements other than the timing of recognition of forfeitures.

     We estimated the fair value of options granted by Aimco in 2006 and 2005 using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. For options granted in 2006, the expected term of the options reflects the average of the vesting period and the contractual term for the options. Expected volatility reflects the historical volatility of Aimco Class A Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend yield reflects the actual amount per share paid on Aimco Class A Common Stock after 2003 and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. For options granted during the six months ended June 30, 2006 and 2005, the weighted average fair value of options and Aimco’s valuation assumptions were as follows:

	Six Months Ended June 30,
	2006	2005
Weighted average fair value of options granted during the period	$5.23	$3.57

Assumptions:
Risk-free interest rate	4.58%	4.10%
Expected dividend yield	5.58%	6.31%
Expected volatility	20.15%	19.00%
Weighted average expected life of options	6.5 years	5.0 years
     The following table summarizes activity for Aimco’s outstanding stock options for the six months ended June 30, 2006:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Contractual	Value
	(thousands)	Price	Term	(thousands)
Outstanding at January 1, 2006	11,054	$38.78
Granted	647	43.01
Exercised	(1,068)	36.92
Forfeited	(294)	37.39

Outstanding at June 30, 2006	10,339	$39.23	4.7 years	$47,840

Exercisable at June 30, 2006	8,184	$39.32	3.8 years	$37,685
     The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $7.3 million and $0.1 million, respectively. Tax benefits may be realized in connection with the exercise of options by employees of Aimco’s taxable subsidiaries. We did not realize material tax benefits in connection with the exercise of stock options during the six months ended June 30, 2006 and 2005, respectively.
     The following table summarizes activity for Aimco’s restricted stock awards for the six months ended June 30, 2006:

	Six Months Ended
	June 30, 2006
		Weighted
		Average
	Shares	Grant-Date
	(thousands)	Fair Value
Unvested at January 1, 2006	882	$35.07
Granted	452	43.20
Vested	(229)	34.26
Forfeited	(141)	33.15

Unvested at June 30, 2006	964	$39.11

     The aggregate fair value of shares that vested during the six months ended June 30, 2006 and 2005 was $10.0 million and $7.3 million, respectively.
     Total compensation cost recognized for restricted stock and stock option awards was $6.7 million and $5.0 million for the six months ended June 30, 2006 and 2005, respectively. Of these amounts, $1.3 million and $0.9 million, respectively, were capitalized. At June 30, 2006, total unvested compensation cost not yet recognized was $35.3 million. We expect to recognize this compensation over a weighted average period of approximately 1.9 years. Certain awards of restricted stock and options granted after 2004 are subject to immediate vesting based on achievement of a specified annual financial performance target during the scheduled vesting period. Recognition of related compensation cost may be accelerated based on our ongoing assessment of whether the performance target is probable of being achieved. At this time, we do not believe that achievement of the performance target is probable.
     The following table illustrates the pro forma effect on net income and earnings per unit if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005 (in thousands, except per unit data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss) attributable to common unitholders, as reported	$6,737	$(16,348)
Add stock-based employee compensation expense included in reported net income:
Restricted stock awards	2,227	4,082
Stock options	470	923
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(2,227)	(4,082)
Stock options	(882)	(1,755)
Pro forma net income (loss) attributable to common unitholders	$6,325	$(17,180)

Basic earnings (loss) per common unit:
Reported	$0.06	$(0.16)
Pro forma	$0.06	$(0.17)
Diluted earnings (loss) per common unit:
Reported	$0.06	$(0.16)
Pro forma	$0.06	$(0.17)
Use of Estimates
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
     We test for the recoverability of real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows of the property, excluding interest charges. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. If an impairment charge is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying value of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. These depreciation adjustments decreased net income by $4.3 million and $10.3 million, and resulted in a decrease in basic and diluted earnings per unit of $0.04 and $0.10, for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, these depreciation adjustments decreased net income by $9.6 million and $19.6 million, and resulted in a decrease in basic and diluted earnings per unit of $0.09 and $0.19, respectively.

Note 3 — Commitments and Contingencies
Commitments
     In connection with the March 2002 acquisition of Casden Properties, Inc., we and Aimco committed to invest up to $50 million for an interest in Casden Properties LLC. As of June 30, 2006, we and Aimco had invested $45.8 million. Casden Properties LLC is pursuing development opportunities in Southern California and other markets. We and Aimco have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC. We and Aimco also committed to pay an aggregate amount of $50 million to Casden Properties LLC as a retainer on account for redevelopment services. As of June 30, 2006, $42.5 million has been paid.
     In connection with our redevelopment and capital improvement activities, we have commitments of approximately $82.3 million related to construction projects that are due to be substantially completed during 2006. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Syndication
     We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our syndication of historic and low-income housing tax credits. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as minority interest in our consolidated balance sheet. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. At June 30, 2006, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
Legal Matters
     In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which we expect to have a material adverse effect on our consolidated financial condition or results of operations.
     Limited Partnerships
     In connection with our acquisitions of interests in real estate partnerships, we are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or violations of the relevant partnership agreements. We may incur costs in connection with the defense or settlement of such litigation. We believe that we comply with our fiduciary obligations and relevant partnership agreements. Although the outcome of any litigation is uncertain, we do not expect any such legal actions to have a material adverse effect on our consolidated financial condition or results of operations.
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
     We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2006, are immaterial to our consolidated financial condition and results of operations.
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
     Insurance Litigation
     Aimco has settled previously disclosed litigation involving National Union Fire Insurance Company of Pittsburgh, Pennsylvania, First Capital Group, a New York based insurance wholesaler, and other agents involved in the issuance of property insurance. Pursuant to the agreements, Aimco will receive $7 million in settlement payments, in the third quarter of 2006. Aimco has also settled its litigation with Cananwill, Inc. (“Cananwill”), Combined Specialty Insurance Company, formerly known as Virginia Surety Company, Inc., and others. Pursuant to the agreements, Aimco will recover from Cananwill $1.6 million of unearned premium and contribute $1.65 million to a settlement pool payable to Cananwill. We recorded a loss of $1.3 million for the six months ended June 30, 2006, as a result of adjustments to Aimco’s accounts receivable affected by these settlements.
     The previously disclosed litigation brought by WestRM – West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which Aimco has been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich. The court issued an opinion on the parties’ cross-motions for summary judgment on July 19, 2006, rejecting Greenwich/XL’s motions in their entirety and granting partial summary judgment in favor of Aimco, dismissing the claims for fraud, civil conspiracy, negligent supervision, and aiding and abetting fraud. The court left intact Greenwich/XL’s claims for contractual indemnification, contractual subrogation, and unjust enrichment. Aimco believes that it has meritorious defenses to assert, and will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss or that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial condition or results of operations.
     FLSA Litigation
     We and NHP Management Company (“NHPMN”), our subsidiary, are defendants in a lawsuit alleging that we and NHPMN willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges we and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005, the court conditionally certified the collective action on both the on-call and overtime issues. Approximately 1,049 individuals opted-in to the class. We and NHPMN are moving to decertify the collective action on both issues in briefs expected to be filed by August 15, 2006. Because the court denied plaintiffs’ motion to certify state subclasses, on

September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005, in Montgomery County Maryland Circuit Court. The California case has been stayed, and we and NHPMN have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.
Note 4 — Partners’ Capital
Preferred OP Units
     On June 29, 2006, Aimco sold 200 shares of its Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share (“CRA Preferred Stock”), with a liquidation preference of $500,000 per share, for proceeds of approximately $98 million. Proceeds of $85.4 million were used to repay our note receivable from Aimco, which was classified in our balance sheet as a reduction in partners’ capital, related to the February 2005 acquisition of the Palazzo East at Park La Brea. Concurrently, all of the outstanding 3,416,478 Class Thirteen Partnership Preferred Units held by Aimco were converted into 170.8239 Series A Community Reinvestment Act Perpetual Preferred units, or the CRA Preferred Units. An additional 29.1761 CRA Preferred Units were issued to Aimco in exchange for the $12.6 million excess of gross proceeds from Aimco’s issuance of CRA Preferred Stock over the principal amount of the note that was repaid, resulting in a total of 200 CRA Preferred Units being issued.
     The CRA Preferred Units have substantially the same terms as the CRA Preferred Stock. Holders of the CRA Preferred Units are entitled to cumulative cash dividends payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, when and as declared, beginning on September 30, 2006. For the period from June 29, 2006, the date of original issuance, through March 31, 2015, the distribution rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the Articles Supplementary designating the CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly distribution period. The initial distribution rate is 6.75% per annum.
     Upon liquidation, holders of the CRA Preferred Units are entitled to a preference of $500,000 per share, plus an amount equal to accumulated, accrued and unpaid dividends, whether or not earned or declared. The CRA Preferred Units rank prior to our Common OP Units and are on the same level as our other preferred units, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up.
     The CRA Preferred Units are not redeemable prior to June 30, 2011, except in limited circumstances related to Aimco’s REIT qualification. On and after June 30, 2011, the CRA Preferred Units are redeemable for cash, in whole or from time to time in part, upon the redemption, at Aimco’s option, of its CRA Preferred Stock at a price per share equal to the liquidation preference, plus accumulated, accrued and unpaid dividends, if any, to the redemption date.
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
     Net income attributable to preferred unitholders includes preferred unit distribution requirements of $21.9 million and $46.3 million, and issuance costs related to redemptions of preferred units of zero and $2.6 million, for the three and six months ended June 30, 2006, respectively.
Common OP Units
     During the three and six months ended June 30, 2006, approximately 28,000 and 51,000 common OP Units, respectively, were redeemed for cash and approximately 6,000 and 35,000 common OP Units, respectively were redeemed in exchange for shares of Aimco Class A Common Stock. During the three and six months ended June 30, 2005, approximately 20,000 and 32,000 common OP Units, respectively, were redeemed for cash and approximately 98,000 and 131,000 common OP Units, respectively were redeemed in exchange for shares of Aimco Class A Common Stock.
     During the three and six months ended June 30, 2006, we issued approximately 50,000 and 452,000 common OP Units, respectively, to Aimco and Aimco issued corresponding restricted shares of Aimco Class A Common Stock to certain officers and employees. For the three and six months ended June 30, 2005, similar issuances of common OP Units and corresponding restricted shares of Aimco Class A Common Stock totaled zero and 347,000, respectively. We recorded the common OP Units at the fair value of the Aimco Class A Common Stock on the date of issuance. See Stock-Based Compensation in Note 2 for additional information about Aimco’s stock-based compensation arrangements.
     During the three and six months ended June 30, 2006, Aimco issued approximately 12,000 shares and 19,000 shares, respectively, of Aimco Class A Common Stock to certain of its non-executive officers at fair value compared to approximately 8,000 shares and 12,000 shares for the three and six months ended June 30, 2005. In exchange for common shares purchased, those non-executive officers executed notes payable totaling $0.5 million and $0.8 million for the three and six months ended June 30, 2006, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2005, respectively, which notes are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the one-month LIBOR plus 3.85%, which is subject to an annual interest rate cap of 7.25%. Aimco contributed those notes to us in exchange for approximately 12,000 and 19,000 common OP Units for the three and six months ended June 30, 2006, respectively, and for 8,000 and 12,000 common OP Units for the three and six months ended June 30, 2005, respectively. Total payments on such notes from all officers for the three and six months ended June 30, 2006 were $2.2 million and $18.6 million, respectively. Total payments on such notes from all officers for the three and six months ended June 30, 2005 were $4.6 million and $8.6 million, respectively.
High Performance Units
     In May 2006, we issued 5,000 Class IX High Performance Partnership Units (“Class IX Units”) to a limited liability company owned by certain members of our senior management in exchange for cash of $875,000, representing the estimated fair value of the Class IX Units. Depending on the degree, if any, to which certain financial performance benchmarks are achieved over a three-year measurement period ending on December 31, 2008, the holders of Class IX Units may obtain rights to participate in distributions and undistributed earnings equivalent to those of a maximum of one percent of our outstanding common OP units. Prior to the end of the measurement period, the Class IX Units have insignificant rights to participate in distributions and undistributed earnings.
     Potentially dilutive High Performance Units outstanding at June 30, 2006 also include 5,000 Class VIII High Performance Partnership Units, for which the measurement period ends on December 31, 2007, and 4,109 Class VII High Performance, for which the measurement period ends on December 31, 2006.
     At June 30, 2006, performance benchmarks for the Class VIII Units and Class IX Units had been achieved that would result in the issuance of the equivalent of approximately 258,000 common OP Units if the related measurement periods had ended on that date.

Note 5 — Discontinued Operations and Assets Held for Sale
     At June 30, 2006, we had four properties with an aggregate of 966 units classified as held for sale. During the six months ended June 30, 2006, we sold 38 properties with an aggregate of 8,692 units. Additionally, on February 17, 2006, we closed the sale of a portion of the Flamingo South Beach property known as the South Tower with an aggregate of 562 units. During the year ended December 31, 2005, we sold 83 properties with an aggregate of 16,835 units and our interest in one partnership. For the three and six months ended June 30, 2006, discontinued operations included the results of operations of all of the above properties prior to the date of sale.
     The following is a summary of the components of income from discontinued operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental and other property revenues	$5,546	$45,467	$23,876	$93,074
Property operating expense	(3,116)	(23,533)	(12,900)	(48,127)
Depreciation and amortization	(1,438)	(12,021)	(5,815)	(24,969)
Other (expenses) income, net	(1,634)	(302)	(2,657)	(549)

Operating income	(642)	9,611	2,504	19,429
Interest income	62	109	215	259
Interest expense	(1,464)	(11,309)	(6,021)	(23,346)
Minority interest in consolidated real estate Partnerships	729	738	1,058	1,693

Loss before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners, income tax	(1,315)	(851)	(2,244)	(1,965)
Gain on dispositions of real estate, net of minority partners’ interest	42,646	29,719	142,571	36,680
Recovery of impairment losses (impairment losses) on real estate assets sold or held for sale	195	(231)	(8)	(2,186)
Recovery of deficit distributions to minority partners	2,057	4,084	16,415	3,539
Income tax arising from dispositions	(1,044)	(1,205)	(27,986)	(1,219)

Income from discontinued operations	$42,539	$31,516	$128,748	$34,849

     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At June 30, 2006, assets classified as held for sale of $33.0 million included real estate net book value of $32.5 million and liabilities related to assets classified as held for sale of $18.1 million included mortgage debt of $18.0 million. At December 31, 2005, assets classified as held for sale of $369.8 million included real estate net book value of $364.7 million and liabilities related to assets classified as held for sale of $228.9 million included mortgage debt of $221.8 million, represented by 36 properties and the South Tower with 10,220 units that were classified as held for sale during 2006 and 2005. The estimated proceeds, less anticipated costs to sell, for certain of these assets were less than the related net book value, and therefore we recorded net impairment losses of $0.4 million for the three months ended June 30, 2006, offset by $0.6 million in recoveries of estimated impairments from prior periods. Impairment losses recorded for the three and six months ended June 30, 2005 were $0.2 million and $2.2 million, respectively. We are also marketing for sale certain other properties that do not meet the criteria to be classified as held for sale.

Note 6 — Earnings per Unit
     We calculate earnings per unit based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. The following table illustrates the calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months EndedJune 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$(2,518)	$(151)	$4,891	$(1,496)
Less net income attributable to preferred unitholders	(21,940)	(24,627)	(48,913)	(49,701)

Numerator for basic and diluted earnings per share — Loss from continuing operations	$(24,458)	$(24,778)	$(44,022)	$(51,197)

Income from discontinued operations	$42,539	$31,516	$128,748	$34,849

Net income	$40,021	$31,365	$133,639	$33,353
Less net income attributable to preferred unitholders	(21,940)	(24,627)	(48,913)	(49,701)

Numerator for basic and diluted earnings per unit — Net income (loss) attributable to common unitholders	$18,081	$6,738	$84,726	$(16,348)

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	106,291	104,550	105,896	104,412
Effect of dilutive securities:
Dilutive potential common units	—	—	—	—

Denominator for diluted earnings per unit	106,291	104,550	105,896	104,412

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Loss from continuing operations (net of preferred distributions)	$(0.23)	$(0.24)	$(0.42)	$(0.49)
Income from discontinued operations	0.40	0.30	1.22	0.33

Net income (loss) attributable to common unitholders	$0.17	$0.06	$0.80	$(0.16)

Diluted earnings (loss) per common unit:
Loss from continuing operations (net of preferred distributions)	$(0.23)	$(0.24)	$(0.42)	$(0.49)
Income from discontinued operations	0.40	0.30	1.22	0.33

Net income (loss) attributable to common unitholders	$0.17	$0.06	$0.80	$(0.16)

     All of our convertible preferred OP Units are anti-dilutive on an “if converted” basis, therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator when calculating basic and diluted earnings per common unit. We have excluded from diluted earnings per unit the common OP Unit equivalents related to approximately 11.5 million and 11.5 million of vested and unvested stock options, units issued for the portions of notes receivable that are non-recourse, and restricted stock awards for the three and six months ended June 30, 2006, respectively, and approximately 12.8 million and 12.6 million for the three and six months ended June 30, 2005, respectively, because the effect of their inclusion would be anti-dilutive. We also have excluded from diluted earnings per unit High Performance Units for which the applicable measurement period has not ended because the effect of their inclusion would be anti-dilutive.

Note 7 — Business Segments
     We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business, primarily to affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single real estate segment. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three and six months ended June 30, 2006 or 2005. Portions of the gross revenues earned in the investment management business are from transactions with affiliates in the real estate segment.
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
     The following table presents revenues and net operating income for the three and six months ended June 30, 2006 and 2005, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income. Additionally, total assets for our reportable segments is reconciled to total consolidated assets as reported in the Consolidated Balance Sheets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Real estate segment	$419,234	$344,659	$830,126	$677,223
Investment management segment:
Gross revenues	40,901	32,543	76,381	67,057
Elimination of intersegment revenues	(25,176)	(19,937)	(48,086)	(39,770)

Net revenues after elimination	15,725	12,606	28,295	27,287

Total revenues of reportable segments	$434,959	$357,265	$858,421	$704,510

Net operating income:
Real estate segment	$228,749	$183,952	$441,586	$355,671

Investment management segment	10,335	8,472	19,981	18,629

Total net operating income of reportable segments	239,084	192,424	461,567	374,300

Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(116,412)	(95,923)	(228,236)	(187,612)
General and administrative expenses	(24,805)	(21,723)	(47,508)	(42,567)
Other (expenses) income, net	(2,279)	999	(2,874)	1,754

Operating income	$95,588	$75,777	$182,949	$145,875

	June 30,	December 31,
	2006	2005
ASSETS:
Total assets for reportable segments (1)	$10,046,984	$9,656,348
Corporate and other assets	358,367	375,410

Total consolidated assets	$10,405,351	$10,031,758

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

Note 8 – Recent Accounting Developments
     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the effects that FIN 48 will have on our financial statements.
Note 9 – Subsequent Events
     On July 20, 2006, Aimco redeemed all 6,940,000 outstanding shares of its 10% Class R Cumulative Preferred Stock at a redemption price per share of $25.00 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date for a total of $25.243 per share. Concurrently with this redemption we redeemed for cash the remaining Class R Partnership Preferred Units. The aggregate redemption price of $175.2 million was paid in cash. Costs incurred in connection with the issuance of the 10% Class R Cumulative Preferred Stock and the related issuance of Class R Partnership Preferred Units of approximately $4 million will be reported in net income attributable to preferred unitholders in the period of redemption.

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
Executive Overview
     We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of June 30, 2006, we owned or managed 1,320 apartment properties containing 230,438 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
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

Results of Operations
Overview
     Three months ended June 30, 2006 compared to three months ended June 30, 2005
     We reported net income of $40.0 million and net income attributable to common unitholders of $18.1 million for the three months ended June 30, 2006, compared to net income of $31.4 million and net income attributable to common unitholders of $6.7 million for the three months ended June 30, 2005, which were increases of $8.6 million and $11.4 million, respectively. These increases were principally due to the following items:
•	an increase in income from discontinued operations, primarily related to larger net gains on sales of real estate;

•	an increase in net operating income from property operations, which is primarily attributable to operations of newly consolidated properties and improved operating results of same store properties; and

•	an increase in net operating income from activity fees and asset management.
     These increases were partially offset by higher depreciation and amortization and interest expense.
     Six months ended June 30, 2006 compared to six months ended June 30, 2005
     We reported net income of $133.6 million and net income attributable to common unitholders of $84.7 million for the six months ended June 30, 2006, compared to net income of $33.4 million and net loss attributable to common unitholders of $16.3 million for the six months ended June 30, 2005, which were increases of $100.2 million and $101.0 million, respectively. These increases were principally due to the following items:
•	an increase in income from discontinued operations, primarily related to larger net gains on sales of real estate;

•	an increase in net operating income from property operations, which is primarily attributable to operations of newly consolidated properties and improved operating results of same store properties; and

•	an increase in net gain on sale of real estate related to unconsolidated entities and other, primarily related to first quarter 2006 gains on sale of land and other non-depreciable assets.
          These increases were partially offset by higher depreciation and amortization and interest expense.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Rental Property Operations
     Our operating income is primarily generated from the operations of our consolidated properties. The principal components within our total consolidated property operations are: consolidated same store properties, which consist of all conventional properties that were owned (and not classified as held for sale) and managed by us, stabilized and consolidated for all comparable periods presented, and other consolidated properties, which primarily include newly consolidated, acquisition, affordable and redevelopment properties.
     The following table summarizes the overall performance of our consolidated properties for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental and other property revenues	$419,234	$344,659	$830,126	$677,223
Property operating expenses	190,485	160,707	388,540	321,552

Net operating income	$228,749	$183,952	$441,586	$355,671

     Newly consolidated properties had a significant effect on our reported consolidated property operating results for the three and six months ended June 30, 2006. Newly consolidated properties are properties that: (i) are consolidated for all or part of the current year reporting period, (ii) were unconsolidated and accounted for by the equity method for all or part of the corresponding prior year reporting period, and (iii) were not sold or classified as held for sale during the current year reporting period. The consolidation of properties upon adoption of Emerging Issues Task Force Issue 04-5, or EITF 04-5, as discussed in Note 2 to the consolidated financial statements in Item 1, contributed to an unusually large number of newly consolidated properties in 2006.
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, net operating income for our consolidated property operations increased by $44.8 million, or 24.4%. This increase was primarily attributable to $21.2 million in net operating income from newly consolidated properties (141 properties first consolidated in 2006 and 10 properties first consolidated in 2005) and a $17.3 million increase in consolidated same store net operating income, which is discussed further below under “Consolidated Conventional Same Store Property Operating Results.” Increases in net operating income from affordable, redevelopment and acquisition properties also contributed to the overall increase.
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, net operating income for our consolidated property operations increased by $85.9 million, or 24.2%. This increase was primarily attributable to $41.4 million in net operating income from newly consolidated properties (141 properties first consolidated in 2006 and 13 properties first consolidated in 2005) and a $30.4 million increase in consolidated same store net operating income, which is discussed further below under “Conventional Same Store Property Operating Results.” The operations of acquisition properties, consisting of six properties purchased in 2005 and two properties purchased in 2006, resulted in a $3.8 million increase in net operating income. The increase in net operating income also reflects improved results of affordable properties, favorable changes in estimates of casualty losses and certain 2005 expenses that did not recur in 2006.
Conventional Consolidated Same Store Property Operating Results
     Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “consolidated same store” properties as conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized and consolidated for all periods presented and (iv) that have not been classified as held for sale. The rental property operations of our consolidated same store properties are as follows for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Consolidated same store revenues	$289,354	$267,757	$572,171	$528,461
Consolidated same store property operating expenses	122,892	118,616	248,975	235,666

Consolidated same store net operating income	166,462	149,141	323,196	292,795
Adjustments to reconcile same store net operating income to real estate segment net operating income (1)	62,287	34,811	118,390	62,876

Real estate segment net operating income	$228,749	$183,952	$441,586	$355,671

Consolidated Same Store Statistics
Properties	400	400	398	398
Apartment units	117,517	117,517	117,171	117,171
Average physical occupancy	94.3%	91.1%	94.5%	91.1%
Average rent/unit/month	$797	$771	$791	$768

(1)	Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties) and casualty gains and losses.

     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, consolidated same store net operating income increased by $17.3 million, or 11.6%. Revenues increased by $21.6 million, or 8.1%, primarily due to higher occupancy (up 3.2%), higher average rent (up $26 per unit) and higher utility reimbursements. Property operating expenses increased by $4.3 million, or 3.6%, primarily due to a $2.8 million increase in utilities reflecting higher natural gas rates and a $2.4 million increase in real estate taxes. These increases were partially offset by a $1.9 million decrease in insurance expense and certain self-insured claims.
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, our share of consolidated same store net operating income increased by $30.4 million, or 10.4%. Revenues increased by $43.7 million, or 8.3%, primarily due to higher occupancy (up 3.4%), higher average rent (up $23 per unit), higher utility reimbursements and lower bad debt expense. Expenses increased by $13.3 million, or 5.6%, primarily due to: a $6.3 million increase in utilities, reflecting higher rates for natural gas; a $3.7 million increase in real estate taxes; and a $2.0 million increase in insurance expense, reflecting higher premiums and claims experience prior to the annual renewal of policies in March 2006.
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
     The following table summarizes the overall performance of our property management business for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Property management revenues, primarily from affiliates	$3,592	$5,926	$6,622	$12,590
Property management expenses	2,151	1,829	2,643	3,745

Net operating income from property management	$1,441	$4,097	$3,979	$8,845

     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, net operating income from property management decreased by $2.7 million, or 64.8%. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, net operating income from property management decreased by $4.9 million, or 55.0%. These decreases were principally due to the consolidation of real estate partnerships upon adoption of EITF 04-5 and otherwise, which resulted in the elimination of fee income and reclassification of related expenses to property operating expenses. Property management revenues that were eliminated in consolidation for our newly consolidated properties totaled $2.8 million and $5.3 million for the three and six months ended June 30, 2006, respectively. Sales of properties by unconsolidated partnerships that had previously generated property management revenues also contributed to decreases in property management revenues and expenses.
Activity Fees and Asset Management
     Activity fees are generated from transactions, including tax credit syndications and redevelopments, dispositions, and refinancings. These transactions occur on varying timetables, thus the income varies from period to period. The majority of these fees are realized in connection with transactions related to affordable properties within the Aimco Capital portfolio. We have a large number of affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view activity fees as a predictable part of our core business strategy. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or improvement in operations that generates sufficient cash to pay the fees. Activity and asset management expenses are the direct expenses associated with transactional activities and asset management. These activities are conducted primarily by our taxable subsidiaries and the related operating income is generally subject to income taxes.

     The following table summarizes the operating results of our transactional and asset management activities for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Activity fees and asset management revenues, primarily from affiliates	$12,133	$6,680	$21,673	$14,697

Activity and asset management expenses	3,239	2,305	5,671	4,913

Net operating income from activity fees and asset management	$8,894	$4,375	$16,002	$9,784

     Activity fees and asset management revenues related to affordable properties within the Aimco Capital portfolio totaled $11.4 million and $6.5 million for the three months ended June 30, 2006 and 2005, respectively, and $18.8 million and $14.3 million for the six months ended June 30, 2006 and 2005, respectively.
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, net operating income from activity fees and asset management increased by $4.5 million, or 103.3%. This increase reflects increases totaling $2.4 million in disposition fees and promote income earned in connection with property disposition transactions. Proceeds from certain disposition transactions also facilitated the collection and recognition in 2006 of $2.4 million in fees that were earned but not recognized in prior periods. The increases in revenues were partially offset by a $0.9 million increase in expenses associated with these activities.
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, net operating income from activity fees and asset management increased by $6.2 million, or 63.6%. The higher level of income in 2006 was primarily due to increases totaling $3.8 million in disposition fees and promote income earned in connection with property disposition transactions. In addition, developer fees increased $2.2 million as a result of higher tax credit redevelopment activity. The increases in revenues were partially offset by a $0.8 million increase in expenses associated with these activities.
Depreciation and Amortization
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, depreciation and amortization increased $20.5 million, or 21.4%. This increase was principally due to $10.1 million in depreciation related to newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). The increase also reflects $10.5 million in depreciation of capital projects placed in service after June 30, 2005 and $2.7 million related to a prospective change as of July 1, 2005 in the estimated useful lives that apply to capitalized payroll and certain indirect costs. These increases were partially offset by a $4.3 million decrease in depreciation adjustments necessary to reduce the carrying value of real estate to its estimated disposition value (see Use of Estimates in Note 2 to the consolidated financial statements in Item 1).
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, depreciation and amortization increased $40.6 million, or 21.7%. This increase was principally due to $20.6 million in depreciation related to newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). The increase also reflects: $16.5 million in depreciation of capital projects placed in service after June 30, 2005; $4.0 million for acquisition properties; and $5.3 million related to a prospective change as of July 1, 2005 in the estimated useful lives that apply to capitalized payroll and certain indirect costs. These increases were partially offset by a $6.7 million decrease in depreciation adjustments necessary to reduce the carrying value of real estate to its estimated disposition value (see Use of Estimates in Note 2 to the consolidated financial statements in Item 1).
General and Administrative Expenses
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, general and administrative expenses increased $3.1 million, or 14.2%. This increase was principally due to higher accrued bonus compensation reflecting improved performance in relation to established targets.

     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, general and administrative expenses increased $4.9 million, or 11.6%. This increase was principally due to $5.9 million in higher compensation related expenses, including higher accrued bonus compensation reflecting improved performance in relation to established targets. The increase was partially offset by a $1.0 million decrease in fees for certain professional services.
Other Expenses (Income), Net
     Other expenses (income), net includes income tax provision/benefit, franchise taxes, risk management activities related to our unconsolidated partnerships, partnership administration expenses and certain non-recurring items.
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, other expenses (income), net changed unfavorably by $3.3 million. The net change is primarily attributable to a $2.6 million decrease in income tax benefits attributable to continuing operations of our taxable subsidiaries.
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, other expenses (income), net changed unfavorably by $4.6 million. The net change is primarily attributable a $2.3 million increase in various partnership expenses, including expenses of newly consolidated partnerships, and $1.7 million in separation costs for terminated employees in 2006.
Interest Income
     Interest income consists primarily of interest on notes receivable from unconsolidated entities and interest earned on restricted and unrestricted cash balances. Reported interest income on notes receivable from unconsolidated real estate partnerships has declined in 2006 due to the elimination of interest income on notes receivable from newly consolidated properties, especially properties consolidated a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). The economic benefit for the minority partners’ share of interest on the eliminated notes is reflected in minority interest in consolidated real estate partnerships.
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, interest income decreased $1.7 million, or 20.2%. The net decrease reflects a $3.5 million decrease due to the elimination of interest income on notes receivable from newly consolidated properties. This decrease was partially offset by interest income on cash balances maintained by the newly consolidated properties, increased interest on higher balances of notes receivable from non-affiliates, and higher interest rates on cash balances.
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, interest income decreased $1.3 million, or 8.0%. The net decrease reflects a $6.2 million decrease due to the elimination of interest income on notes receivable from newly consolidated properties. This decrease was partially offset by interest income on cash balances maintained by the newly consolidated properties, increased interest on higher balances of notes receivable from non-affiliates, and higher interest rates on cash balances.
Interest Expense
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, interest expense, which includes the amortization of deferred financing costs, increased $17.2 million, or 19.9%. This increase was principally due to $14.6 million in interest on loans payable for newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). Interest on property loans payable also increased $5.0 million primarily due to higher rates on variable rate loans. The effects of higher variable interest rates and lower outstanding borrowings had largely offsetting effects on corporate interest expense. The overall increase in interest expense was partially offset by a $1.0 million increase in capitalized interest, reflecting higher levels of accumulated expenditures on redevelopment projects.
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, interest expense, which includes the amortization of deferred financing costs, increased $34.9 million, or 20.6%. This increase was principally due to $26.1 million in interest on loans payable for newly consolidated properties. Property interest expense also increased due to $2.7 million for acquisition properties and $8.0 million for other properties, reflecting higher balances and higher variable rates. Corporate interest expense increased by approximately $2.9 million, reflecting higher variable rates offset in part by lower balances. The overall increase interest expense was partially offset by a $4.6 million increase in capitalized interest, reflecting higher levels of accumulated expenditures on redevelopment projects.

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
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, gain on disposition of real estate related to unconsolidated entities and other increased $8.6 million. This increase is primarily attributable to $5.7 million in gains on sale of land and other non-depreciable assets in 2006.
Minority Interest in Consolidated Real Estate Partnerships
     Minority interest in consolidated real estate partnerships reflects minority partners’ share of operating results of consolidated real estate partnerships. This includes the minority partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. As a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1), minority interests in our consolidated real estate partnerships have increased in 2006. However, we generally do not recognize a benefit for the minority interest share of partnership losses, which are typically attributable to real estate depreciation, for partnerships that have deficits in partners’ equity.
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, the net effect of minority interest changed unfavorably by $1.3 million. This change is primarily attributable to a $3.6 million increase in the minority interest share of partnership net losses, reduced by our recognition of $4.9 million for minority partners’ share of losses of partnerships with deficits in equity as a result of adopting EITF 04-5 in 2006.
     For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, the net favorable effect of minority interest increased $2.1 million. This increase is primarily attributable to an $11.3 million increase in the minority interest share of partnership net losses, reduced by our recognition of $9.1 million for minority partners’ share of losses of partnerships with deficits in equity as a result of adopting EITF 04-5 in 2006.
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
     For the three months ended June 30, 2006 and 2005, income from discontinued operations, net totaled $42.5 million and $31.5 million, respectively, which include losses from operations after interest income, interest expense and minority interest of $1.3 million and $0.9 million in 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, income from discontinued operations, net totaled $128.7 million and $34.8 million, respectively, which include losses from operations after interest income, interest expense and minority interest of $2.2 million and $2.0 million, respectively. For 2006, income from discontinued operations included the operating results of 36 properties and one tower of the Flamingo South Beach property (the South Tower) that were sold or classified as held for sale during 2006. For 2005, income from discontinued operations included the operating results of 120 properties and the South Tower that were sold or classified as held for sale in 2005 or 2006. Due to the varying number of properties and the timing of sales, the income from operations is not comparable from year to year.
     During the three months ended June 30, 2006, we sold 19 properties, resulting in a net gain on sale of approximately $41.6 million, net of $1.0 million of related income taxes. During the three months ended June 30, 2005, we sold 11 properties, resulting in a net gain on sale of approximately $28.5 million, net of $1.2 million of related income taxes. Additionally, we recognized recoveries of deficit distributions to minority partners of $2.1 million and $4.1 million in connection with the sale of properties in the three months ended June 30, 2006 and 2005, respectively.
     During the six months ended June 30, 2006, we sold 38 properties, resulting in a net gain on sale of approximately

$114.6 million, net of $28.0 million of related income taxes. During the six months ended June 30, 2005, we sold 17 properties and our interest in one consolidated partnership, resulting in a net gain on sale of approximately $35.5 million, net of $1.2 million of related taxes. Additionally, we recognized recoveries of deficit distributions to minority partners of $16.4 million and $3.5 million in connection with the sale of properties in the six months ended June 30, 2006 and 2005, respectively. We also recognized a $2.2 million impairment loss in connection with the sale of properties in the six months ended June 30, 2005.
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
     Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties during the three or six months ended June 30, 2006 or 2005.
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
     We recorded provisions for impairment losses on notes receivable of $0.5 million and $0.8 million for the three and six months ended June 30, 2006,respectively. We recorded $1.6 million in net recovery of impairment losses on notes receivable for the six months ended June 30, 2005. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
     For the three months ended June 30, 2006 and 2005, for continuing and discontinued operations, we capitalized $5.8 million and $4.9 million of interest costs, respectively, and $16.7 million and $11.7 million of site payroll and indirect costs, respectively. For the six months ended June 30, 2006 and 2005, for continuing and discontinued operations, we capitalized $12.0 million and $7.4 million of interest costs, respectively, and $32.1 million and $23.9 million of site payroll and indirect costs, respectively.

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
     For the three and six months ended June 30, 2006 and 2005, our FFO is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss) attributable to common unitholders (1)	$18,081	$6,738	$84,726	$(16,348)
Adjustments:
Depreciation and amortization (2)	116,412	95,923	228,236	187,612
Depreciation and amortization related to non-real estate assets	(4,538)	(4,524)	(9,268)	(8,315)
Depreciation of rental property related to minority partners’ interest (3)	(9,724)	(9,022)	(25,217)	(18,069)
Depreciation of rental property related to unconsolidated entities	1,186	4,631	1,854	10,589
Gain on dispositions of real estate related to unconsolidated entities and other	(4,060)	(3,154)	(13,756)	(5,161)
Gain on dispositions of non-depreciable assets	671	118	6,371	793
Deficit distributions to minority partners, net (4)	4,096	1,654	6,282	3,047
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(42,646)	(29,719)	(142,571)	(36,680)
Depreciation of rental property, net of minority partners’ interest (3)	961	10,323	4,403	21,428
Recovery of deficit distributions to minority partners, net (4)	(2,057)	(4,084)	(16,415)	(3,539)
Income tax arising from disposals	1,044	1,206	27,986	1,219
Preferred OP Unit distributions	21,940	24,627	46,339	48,578
Redemption related preferred Op Unit issuance costs	—	—	2,574	1,123

Funds From Operations	$101,366	$94,717	$201,544	$186,277
Preferred OP Unit distributions	(21,940)	(24,627)	(46,339)	(48,578)
Redemption related preferred OP Unit issuance costs	—	—	(2,574)	(1,123)
Distributions on dilutive preferred securities	1,183	1,191	2,365	1,625

Funds From Operations attributable to common unitholders - diluted	$80,609	$71,281	$154,996	$138,201

Weighted average number of common units, common unit equivalents and dilutive preferred securities outstanding:
Common units and equivalents (5)	106,448	105,078	106,653	104,843
Dilutive preferred securities	3,508	3,527	3,510	2,401

Total	109,956	108,605	110,163	107,244

Notes:
(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP.

(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.

(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.

(4)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(5)	Represents the denominator for earnings per common unit – diluted, calculated in accordance with GAAP, plus additional common unit equivalents that are dilutive for FFO.
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
     At June 30, 2006, we had $323.5 million in cash and cash equivalents, an increase of $161.7 million from December 31, 2005. This cash reflects $98.0 million in gross proceeds from the sale of Aimco CRA Preferred Stock on June 29, 2006 (see Note 4 to the consolidated financial statements in Item 1) and proceeds from sales and refinancing transactions that had not been distributed or reinvested. On July 20, 2006, Aimco paid $175.2 million to redeem all outstanding shares of its 10% Class R Cumulative Preferred Stock (see Note 9 to the consolidated financial statements in Item 1). At June 30, 2006, we had $341.3 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by unconsolidated partnerships. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.
Operating Activities
     For the six months ended June 30, 2006, our net cash provided by operating activities of $266.1 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities increased $83.7 million compared with the six months ended June 30, 2005. The increase in operating cash flow is primarily attributable to improved property operations and the consolidation of properties in connection with the adoption of EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). Deferred income taxes related to taxable gains on 2006 property sales and larger net releases of operating reserves from restricted cash also contributed to the increase.

Investing Activities
     For the six months ended June 30, 2006, net cash provided by our investing activities of $266.4 million primarily relates to proceeds received from the sale of properties, partially offset by capital expenditures.
     Although we hold all of our properties for investment, we may sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the six months ended June 30, 2006, we sold 38 consolidated properties and the South Tower of the Flamingo South Beach property. These properties and the South Tower were sold for an aggregate sales price of $601.2 million and generated proceeds totaling $544.8 million, after the payment of transaction costs and the assumption of debt. Sales proceeds were used to repay borrowings under our revolving credit facility and for other corporate purposes.
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
     For the six months ended June 30, 2006, we spent a total of $37.5 million on CR, which represents the share of expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. For the six months ended June 30, 2006, we spent a total of $51.3 million, $20.2 million and $68.5 million, respectively, on CI, casualties and redevelopment. CI expenditures represent all non-redevelopment and non-casualty capital expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property.

     The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the six months ended June 30, 2006 on a per unit and total dollar basis. Per unit numbers are based on approximately 137,767 average units in the quarter including 122,738 conventional and 15,029 affordable units. Average units are weighted for the portion of the period that we owned the property and represent effective units excluding non-managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
Capital Replacements Detail:
Building and grounds	$13,693	$99
Turnover related	17,263	125
Capitalized site payroll and indirect costs	6,569	48

Our share of Capital Replacements	$37,525	$272

Capital Replacements:
Conventional	$34,409	$280
Affordable	3,116	207

Our share of Capital Replacements	37,525	$272

Capital Improvements:
Conventional	42,024	$342
Affordable	9,259	616

Our share of Capital Improvements	51,283	$372

Casualties:
Conventional	19,470
Affordable	741

Our share of casualties	20,211

Redevelopment:
Conventional	64,915
Affordable	3,626

Our share of redevelopment	68,541

Our share of capital expenditures	177,560

Plus minority partners’ share of consolidated spending	60,147
Less our share of unconsolidated spending	(1,504)

Capital expenditures per consolidated statement of cash flows	$236,203

     Included in the above spending for CI, casualties and redevelopment, was approximately $22.6 million of our share of capitalized site payroll and indirect costs related to these activities for the six months ended June 30, 2006.
     We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under the revolving credit facility.
Financing Activities
     For the six months ended June 30, 2006, net cash used in financing activities of $369.1 million was primarily related to repayments of property debt and corporate debt.
Mortgage Debt
     At June 30, 2006, we had $6.2 billion in consolidated mortgage debt outstanding as compared to $5.5 billion outstanding at December 31, 2005. This increase largely reflects $488.4 million in mortgage loans related to newly consolidated properties, especially properties consolidated in connection with the adoption of EITF 04-5 (see Note 2 to consolidated financial statements in Item 1). During the six months ended June 30, 2006, we refinanced or closed mortgage loans on 32 consolidated properties, generating $656.6 million of proceeds from borrowings with a weighted average interest rate of 5.56%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $340.2 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
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
     The aggregate amount of commitments and loans under the Credit Agreement is $850.0 million, comprised of $450.0 million of revolving loan commitments and $400.0 million in term loans. At June 30, 2006, the term loan had an outstanding principal balance of $400.0 million and an interest rate of 6.64%. At June 30, 2006, the revolving loan had no outstanding principal balance. The amount available under the revolving credit facility at June 30, 2006 was $422.5 million (after giving effect to $27.5 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
     Partners’ Capital Transactions
     During the six months ended June 30, 2006, Aimco redeemed all outstanding shares of its 10.1% Class Q Cumulative Preferred Stock for $63.3 million and all outstanding shares of its 8.5% Class X Cumulative Convertible Preferred Stock for $50.0 million in cash. Concurrently, we redeemed for cash all outstanding Class Q Partnership Preferred Units and Class X Partnership Preferred Units.
     On June 29, 2006, Aimco sold 200 shares of its Series A Community Reinvestment Act Perpetual Preferred Stock (“CRA Preferred Stock”), with a liquidation preference of $500,000 per share, for proceeds of approximately $98 million. In connection with this transaction, we received the gross proceeds and issued 200 units of Series A Community Reinvestment Act Perpetual Preferred units, which have substantially the same terms as the CRA Preferred Stock. See Preferred OP Units in Note 4 to the consolidated financial statements in Item 1 for additional information about our preferred stock transactions during the six months ended June 30, 2006.
     Under our shelf registration statement, we had available for issuance approximately $500 million of debt securities available and Aimco had approximately $877 million of debt and equity securities available as of June 30, 2006.
     Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. Currently, Aimco is authorized to repurchase up to a total of eight million shares of Aimco Class A Common Stock under an authorization that has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. In the event of any repurchase of a number of shares of Class A Common Stock by Aimco, we would repurchase an equal number of common OP Units owned by Aimco.
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
     See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of interest rate sensitivity. As of June 30, 2006, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during second quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     See the information under the heading “Legal Matters” in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
ITEM 1A. Risk Factors
     Refer to the Risk Factors disclosure in the Partnership’s Form 10-K for the year ended December 31, 2005. There have been no material changes in these risk factors during the six months ended June 30, 2006 and through the date of this report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Unregistered Sales of Equity Securities.
     On May 31, 2006, we issued 5,000 Class IX High Performance Partnership Units to a limited liability company owned by a limited number of employees for an aggregate offering price of $875,000.
     In the event of a change of control of Aimco, holders of the Class IX High Performance Partnership Units, subject to certain restrictions, may require us to redeem all or a portion of such units in exchange for a cash payment per unit equal to their market value at the time of redemption. Our obligation to pay the redemption price is subject to the prior right of Aimco to acquire such units in exchange for an equal number of shares of Aimco Class A Common Stock (subject to certain adjustments).
     The foregoing issuance was made in a private placement transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     (c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2006, Aimco purchased approximately 6,000 common OP Units in exchange for approximately 6,000 shares of Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for cash for the three months ended June 30, 2006:

				Maximum Number
			Total Number of	of Units that
		Average	Units Purchased as	May Yet Be
	Total	Price	Part of Publicly	Purchased Under the
	Number	Paid	Announced Plans or	Plans or Programs
Fiscal period	of Units Purchased	per Unit	Programs	(1) (in millions)
April 1 – April 30, 2006	10,227	46.77	N/A	N/A
May 1 – May 31, 2006	16,735	44.88	N/A	N/A
June 1 – June 30, 2006	1,298	43.53	N/A	N/A

Total	28,260	45.50	N/A

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

ITEM 6. Exhibits
     The following exhibits are filed with this report:
          EXHIBIT NO.
10.1	Forty-Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated May 31, 2006, is incorporated herein by this reference)

10.2	Forty-Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 10.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated June 29, 2006, is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

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

Robert Y. Walker, IV
Executive Vice President and
Chief Accounting Officer
Date: August 4, 2006

Exhibit Index
          EXHIBIT NO.
10.1	Forty-Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 4.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated May 31, 2006, is incorporated herein by this reference)

10.2	Forty-Ninth Amendment to the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. (Exhibit 10.1 to AIMCO Properties, L.P.’s Current Report on Form 8-K dated June 29, 2006, is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments