Form 10-Q
period 2006-09-30
AIMCO PROPERTIES LP
filed 2006-11-07
CIK 926660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

The number of shares of Partnership Common Units outstanding as of October 31, 2006: 104,260,320

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Unit Data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Real estate:
Land	$2,340,744	$2,233,630
Buildings and improvements	9,690,408	8,255,582

Total real estate	12,031,152	10,489,212
Less accumulated depreciation	(2,894,315)	(2,097,461)

Net real estate	9,136,837	8,391,751
Cash and cash equivalents	182,283	161,730
Restricted cash	348,320	283,955
Accounts receivable	56,569	59,888
Accounts receivable from affiliates	24,534	43,070
Deferred financing costs	75,173	64,873
Notes receivable from unconsolidated real estate partnerships	46,937	177,200
Notes receivable from non-affiliates	52,124	23,760
Notes receivable from Aimco	13,836	13,299
Investment in unconsolidated real estate partnerships	53,540	166,687
Other assets	233,185	216,789
Deferred income tax assets, net	—	9,835
Assets held for sale	11,163	418,921

Total assets	$10,234,501	$10,031,758

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing	$1,036,582	$1,035,584
Property loans payable	5,197,393	4,404,699
Term loans	400,000	400,000
Credit facility	155,000	217,000

Total indebtedness	6,788,975	6,057,283

Accounts payable	39,280	34,381
Accrued liabilities and other	406,306	423,633
Deferred income	158,156	46,837
Security deposits	44,623	37,577
Deferred income tax liabilities, net	3,934	—
Liabilities related to assets held for sale	958	267,937

Total liabilities	7,442,232	6,867,648

Minority interest in consolidated real estate partnerships	216,149	218,708

Partners’ capital:
Preferred units	919,299	1,183,620
General Partner and Special Limited Partner	1,258,239	1,570,046
Limited Partners	425,513	301,452
High Performance Units	(19,627)	(16,307)
Investment in Aimco Class A Common Stock	(7,304)	(7,997)
Notes receivable from Aimco	—	(85,412)

Total partners’ capital	2,576,120	2,945,402

Total liabilities and partners’ capital	$10,234,501	$10,031,758

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Rental and other property revenues	$422,602	$354,262	$1,245,679	$1,025,891
Property management revenues, primarily from affiliates	2,599	6,094	9,221	18,684
Activity fees and asset management revenues, primarily from affiliates	10,470	8,018	32,143	22,715

Total revenues	435,671	368,374	1,287,043	1,067,290

EXPENSES:
Property operating expenses	194,749	169,181	571,895	480,704
Property management expenses	984	1,928	3,627	5,674
Activity and asset management expenses	1,073	2,778	6,744	7,697
Depreciation and amortization	126,112	103,717	352,624	287,648
General and administrative expenses	25,262	23,095	72,769	65,663
Other expenses (income), net	(30)	330	9,843	5,717

Total expenses	348,150	301,029	1,017,502	853,103

Operating income	87,521	67,345	269,541	214,187

Interest income	7,760	8,607	22,987	25,179
Recovery of (provision for) losses on notes receivable	46	(206)	(718)	1,352
Interest expense	(105,889)	(90,700)	(309,396)	(261,318)
Deficit distributions to minority partners, net	(14,072)	(2,849)	(20,129)	(5,719)
Equity in losses of unconsolidated real estate partnerships	(169)	(552)	(2,606)	(1,871)
Recovery of (impairment losses) related to real estate partnerships	(158)	(1,178)	813	(1,709)
Gain on dispositions of real estate related to unconsolidated entities and other	7,641	8,387	21,397	13,670

Loss before minority interest and discontinued operations	(17,320)	(11,146)	(18,111)	(16,229)
Minority interest in consolidated real estate partnerships	(23,622)	3,839	(18,098)	7,379

Loss from continuing operations	(40,942)	(7,307)	(36,209)	(8,850)
Income from discontinued operations, net	12,866	37,343	141,771	72,238

Net income (loss)	(28,076)	30,036	105,562	63,388
Net income attributable to preferred unitholders	23,441	24,655	72,354	74,356

Net income (loss) attributable to common unitholders	$(51,517)	$5,381	$33,208	$(10,968)

Earnings (loss) per common unit – basic:
Loss from continuing operations (net of preferred distributions)	$(0.61)	$(0.31)	$(1.02)	$(0.80)
Income from discontinued operations	0.13	0.36	1.33	0.70

Net income (loss) attributable to common unitholders	$(0.48)	$0.05	$0.31	$(0.10)

Earnings (loss) per common unit – diluted:
Loss from continuing operations (net of preferred distributions)	$(0.61)	$(0.31)	$(1.02)	$(0.80)
Income from discontinued operations	0.13	0.36	1.33	0.70

Net income (loss) attributable to common unitholders	$(0.48)	$0.05	$0.31	$(0.10)

Weighted average common units outstanding	106,260	104,585	106,032	104,469

Weighted average common units and equivalents outstanding	106,260	104,585	106,032	104,469

Distributions declared per common unit	$0.60	$0.60	$1.20	$1.80

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,562	$63,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352,624	287,648
Discontinued operations	(167,068)	(77,558)
Other adjustments	50,847	12,179
Net changes in operating assets and operating liabilities	52,056	(7,979)

Net cash provided by operating activities	394,021	277,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(63,240)	(158,584)
Capital expenditures	(366,887)	(324,046)
Proceeds from dispositions of real estate	639,924	390,808
Cash from newly consolidated properties	22,432	2,211
Purchases of non-real estate related corporate assets	(5,738)	(11,090)
Purchases of general and limited partnership interests and other assets	(12,516)	(85,267)
Originations of notes receivable from unconsolidated real estate partnerships	(8,062)	(28,042)
Proceeds from repayment of notes receivable	6,074	16,402
Distributions received from investments in unconsolidated real estate partnerships	11,764	40,824
Other investing activities	(13,419)	(13,442)

Net cash provided by (used in) investing activities	210,332	(170,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	882,854	550,243
Principal repayments on property loans	(798,008)	(452,310)
Principal repayments on tax-exempt bond financing	(33,541)	(40,431)
Net borrowings (repayments) on term loans and revolving credit facility	(62,000)	263,300
Redemption of mandatorily redeemable preferred securities	—	(15,019)
Proceeds from issuance of preferred units, net	12,105	—
Redemption of preferred units	(286,750)	(31,250)
Repurchases of common units	(100,000)	—
Proceeds from Class A Common Stock option exercises	62,288	898
Originations of notes receivable from Aimco	—	(85,412)
Repayment of notes receivable from Aimco	85,412	—
Principal repayments received on notes due on common unit purchases	21,529	11,245
Contributions from minority interest	3,075	25,453
Payment of distributions to minority interest	(82,670)	(26,266)
Payment of distributions to General Partner and Special Limited Partner	(174,225)	(170,660)
Payment of distributions to Limited Partners	(15,728)	(16,278)
Payment of distributions to holders of High Performance Units	(4,293)	(4,283)
Payment of distributions to preferred unitholders	(65,685)	(70,578)
Other financing activities	(28,163)	(11,811)

Net cash used in financing activities	(583,800)	(73,159)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,553	34,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	161,730	105,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$182,283	$139,636

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 1 — Organization
     AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries and other consolidated entities that the Partnership controls, the Company, was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units or HPUs, which are collectively referred to as “OP Units.” Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP, Inc., or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. “Limited Partners” refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended, or the Partnership Agreement.
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
     As of September 30, 2006, we:
•	owned an equity interest in and consolidated 167,305 units in 721 properties (which we refer to as “consolidated”), of which 166,802 units were also managed by us;

•	owned an equity interest in and did not consolidate 14,644 units in 109 properties (which we refer to as “unconsolidated”), of which 8,799 units were also managed by us; and

•	provided services or managed, for third-party owners, 42,888 units in 460 properties, primarily pursuant to long-term agreements (including 39,278 units in 418 properties for which we provide asset management services only, and not also property management services), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
At September 30, 2006, we had outstanding 103,705,873 common OP Units, 30,123,187 preferred OP Units and 2,379,084 High Performance Units (excluding High Performance Units for which the applicable measurement period has not ended – see Note 4).

Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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

     Our income from continuing operations for the three and nine months ended September 30, 2006 includes the following amounts for the partnerships consolidated as of January 1, 2006, in accordance with EITF 04-5 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Revenues	$40,317	$120,658
Operating expenses	28,512	86,000

Operating income	11,805	34,658
Interest expense	(8,505)	(25,096)
Interest income	973	2,703

Income (loss) before minority interest	$4,273	$12,265

     In prior periods, we used the equity method to account for our investments in the partnerships that we consolidated in 2006 in accordance with EITF 04-5. Under the equity method, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, when a partnership has a deficit in equity, generally accepted accounting principles may require the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with EITF 04-5 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we applied EITF 04-5 in those prior periods. In accordance with our transition method for the adoption of EITF 04-5, we recorded a $83.1 million charge to partners’ capital as of January 1, 2006, for the cumulative amount of additional losses that we would have recognized had we applied EITF 04-5 in prior periods. Substantially all of those losses were attributable to real estate depreciation expense. As a result of applying EITF 04-5 for the three and nine months ended September 30, 2006, our income from continuing operations includes partnership losses in addition to losses that would have resulted from continued application of the equity method of $8.5 million and $17.5 million, respectively.

Stock-Based Compensation
     Aimco, from time to time, issues restricted stock and stock options to its employees. We are required to issue common OP units to Aimco for the same number of shares of Aimco Class A Common Stock that are issued to employees under these arrangements. Upon exercise of the stock options, Aimco must contribute to us the proceeds received in connection with the exercised options.
     Aimco’s board of directors adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan to attract and retain officers, key employees and independent directors. The 1997 Plan reserves for issuance a maximum of 20 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 1997 Plan. At September 30, 2006, there were approximately 3.4 million shares available to be granted. The 1997 Plan is administered by the Compensation and Human Resources Committee of Aimco’s board of directors. In the case of incentive stock options, the exercise price of the options granted may not be less than the fair market value of Aimco Class A Common Stock at the date of grant. The term of the incentive and non-qualified options is generally ten years from the date of grant. The options typically vest over a period of one to five years from the date of grant. Aimco generally issues new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.
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
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which superseded SFAS 123. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and provides for a modified prospective application method of adoption. Under this method, we are applying the provisions of SFAS 123R prospectively to new awards granted on or after January 1, 2006 and to existing awards that are modified after January 1, 2006, and are recognizing compensation cost over the remaining vesting period for the unvested portion of all outstanding awards granted prior to 2006. The measurement and recognition provisions of SFAS 123R that we apply to Aimco’s stock compensation arrangements are similar to those that we applied under SFAS 123 to awards granted on or after January 1, 2003. Under SFAS 123R, we continue to recognize the cost of stock-based compensation ratably over the vesting period. The primary change in our method of recognizing compensation cost relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation cost, whereas under SFAS 123 we recognized forfeitures as they occurred.
     In connection with the adoption of SFAS 123R as of January 1, 2006, we estimated that forfeitures of unvested awards of stock options and restricted stock for which compensation expense was recognized prior to 2006 will total approximately $154,000. SFAS 123R provides that a cumulative effect of change in accounting principle be recognized for such estimated forfeitures as of the date of adoption. We believe the estimated forfeitures upon adoption of SFAS 123R are immaterial and have reported the cumulative effect adjustment in our general and administrative expenses for the three and nine months ended September 30, 2006. The adoption of SFAS 123R resulted in decreases in our net income for the three and nine months ended September 30, 2006, of $250,000 and $851,000, respectively, including the cumulative effect adjustment. We estimate that the adoption of SFAS 123R will result in a decrease in our net income for the year ending December 31, 2006, of approximately $1.2 million due to the recognition of compensation expense related to stock options granted prior to 2003. After 2006, SFAS 123R is not expected to have any significant effect on our financial statements other than the timing of recognition of forfeitures.
     We estimated the fair value of options granted by Aimco in 2006 and 2005 using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. For options granted in 2006, the expected term of the options reflects the average of the vesting period and the contractual term for the options. Expected volatility reflects the historical volatility of Aimco Class A Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend yield reflects the actual amount per share paid on Aimco Class A Common Stock after 2003 and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. For options granted during the nine months ended September 30, 2006 and 2005, the weighted average fair value of options and Aimco’s valuation assumptions were as follows:

	Nine Months Ended September 30,
	2006	2005
Weighted average fair value of options granted during the period	$5.23	$3.57

Assumptions:
Risk-free interest rate	4.58%	4.10%
Expected dividend yield	5.58%	6.31%
Expected volatility	20.15%	19.00%
Weighted average expected life of options	6.5 years	5.0 years
     The following table summarizes activity for Aimco’s outstanding stock options for the nine months ended September 30, 2006:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Contractual	Value
	(thousands)	Price	Term	(thousands)
Outstanding at January 1, 2006	11,054	$38.78
Granted	692	43.15
Exercised	(1,617)	38.41
Forfeited	(316)	39.38

Outstanding at September 30, 2006	9,814	$39.13	4.4 years	$149,853

Exercisable at September 30, 2006	7,712	$39.24	3.5 years	$117,002
     The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $11.7 million and $0.2 million, respectively. We may realize tax benefits in connection with the exercise of options by employees of Aimco’s taxable subsidiaries. We realized tax benefits of approximately $0.6 million for the nine months ended September 30, 2006.
     The following table summarizes activity for Aimco’s restricted stock awards for the nine months ended September 30, 2006:

	Nine Months Ended
	September 30, 2006
		Weighted
		Average
	Shares	Grant-Date
	(thousands)	Fair Value
Unvested at January 1, 2006	882	$35.08
Granted	565	43.92
Vested	(223)	35.11
Forfeited	(158)	35.32

Unvested at September 30, 2006	1,066	$39.73

     The aggregate fair value of shares that vested during the nine months ended September 30, 2006 and 2005 was $11.4 million and $7.4 million, respectively.

     Total compensation cost recognized for restricted stock and stock option awards was $10.6 million and $7.6 million for the nine months ended September 30, 2006 and 2005, respectively. Of these amounts, $2.5 million and $1.4 million, respectively, were capitalized. At September 30, 2006, total unvested compensation cost not yet recognized was $36.8 million. We expect to recognize this compensation over a weighted average period of approximately 2.1 years. Certain awards of restricted stock and options granted after 2004 are subject to immediate vesting based on achievement of a specified annual financial performance target during the scheduled vesting period. Recognition of related compensation cost may be accelerated based on our ongoing assessment of whether the performance target is probable of being achieved. At this time, we do not believe that achievement of the performance target is probable.
     The following table illustrates the pro forma effect on net income and earnings per unit if the fair value based method under SFAS 123 had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005 (in thousands, except per unit data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income (loss) attributable to common unitholders, as reported	$5,381	$(10,968)
Add stock-based employee compensation expense included in reported net income:
Restricted stock awards	2,157	6,239
Stock options	466	1,389
Deduct total stock-based employee compensation expense determined under fair value based method for all awards:
Restricted stock awards	(2,157)	(6,239)
Stock options	(877)	(2,631)

Pro forma net income (loss) attributable to common unitholders	$4,970	$(12,210)

Basic earnings (loss) per common unit:
Reported	$0.05	$(0.10)
Pro forma	$0.05	$(0.12)
Diluted earnings (loss) per common unit:
Reported	$0.05	$(0.10)
Pro forma	$0.05	$(0.12)
Tax Credit Arrangements
     We sponsor certain partnerships that own and operate apartment properties that qualify for tax credits under Section 42 of the Internal Revenue Code and HUD subsidized rents under the Section 8 program. These partnerships acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less. We market limited partner interests of at least 99 percent to unaffiliated institutional investors (“tax credit investors” or “investors”) and receive a syndication fee from each investor upon such investor’s admission to the partnership. At inception, each investor agrees to fund capital contributions to the partnerships. We agree to perform various services to the partnerships in exchange for fees over the expected duration of the tax credit service period. The related partnership agreements generally require adjustment of each tax credit investor’s required capital contributions if actual tax benefits to such investor differ from projected amounts.
     In connection with our adoption of FIN 46 as of March 31, 2004, we determined that the partnerships in these arrangements are variable interest entities and, where we are general partner, we are the primary beneficiary that is required to consolidate the partnerships. During the period April 1, 2004, through June 30, 2006, we accounted for these partnerships as consolidated subsidiaries with a noncontrolling interest (minority interest) of at least 99 percent. Accordingly, we allocated to the minority interest substantially all of the income or losses of the partnerships, including the effect of fees that we charged to the partnerships. In the third quarter of 2006, in consultation with our independent auditors, we determined that we are required to revise our accounting treatment for tax credit transactions to comply with the requirements of FIN 46. We also determined that our accounting treatment did not fully reflect the economic substance of the arrangements wherein we possess substantially all of the economic interests in the partnerships. Based on the contractual arrangements that obligate us to deliver tax benefits to the investors, and that entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we concluded that these partnerships are most appropriately accounted for by us as wholly owned subsidiaries. We also concluded that capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We have concluded that these receipts are appropriately recognized as revenue in our consolidated financial statements when our obligation to the investors is relieved upon delivery of the expected tax benefits.
     In summary, our revised accounting treatment recognizes the income or loss generated by the underlying real estate based on our economic interest in the partnerships. Proceeds received in exchange for the transfer of the tax credits are recognized as revenue proportionately as the tax benefits are delivered to the tax credit investors and our obligation is relieved. Syndication fees and related costs are recognized in income upon completion of the syndication effort. Other direct and incremental costs incurred in structuring these arrangements are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of related income. Investor contributions in excess of recognized revenue are reported as deferred income in our consolidated balance sheet.
     We are applying the revised accounting treatment described above effective July 1, 2006. We also recognized the effect of retroactive application of this revised accounting treatment in our operations for the three months ended September 30, 2006. Adjustments related to prior periods had the following effects on our net income for the three and nine months ended September 30, 2006 (in thousands):

	Increase (Decrease) in Net Income
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Revenues	$(580)	$(1,542)
Operating expenses	4,184	3,054
Minority interest in consolidated real estate partnerships	(19,554)	(9,030)

Net decrease in net income	$(15,950)	$(7,518)

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
     If an impairment loss is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying value of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying value of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments decreased net income by $12.6 million and $12.8 million, and resulted in a decrease in basic and diluted earnings per unit of $0.12 and $0.12, for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, these depreciation adjustments decreased net income by $22.2 million and $27.8 million, and resulted in a decrease in basic and diluted earnings per unit of $0.21 and $0.27, respectively.

Note 3 — Commitments and Contingencies
Commitments
     In connection with the March 2002 acquisition of Casden Properties, Inc., we and Aimco committed to invest up to $50 million for an interest in Casden Properties LLC. As of September 30, 2006, we and Aimco had invested $45.8 million. Casden Properties LLC is pursuing development opportunities in Southern California and other markets. We and Aimco have an option, but not an obligation, to purchase at completion all multifamily rental projects developed by Casden Properties LLC. We and Aimco also committed to pay an aggregate amount of $50 million to Casden Properties LLC as a retainer on account for redevelopment services. As of September 30, 2006, $45.0 million has been paid.
     In connection with our redevelopment and capital improvement activities, we have commitments of approximately $61.0 million related to construction projects that are due to be substantially completed during 2006. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
     We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our syndication of historic and low-income housing tax credits. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. At September 30, 2006, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
     We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2006, are immaterial to our consolidated financial condition and results of operations.
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
     Insurance Litigation
     The previously disclosed litigation brought by WestRM — West Risk Markets, Ltd. (“WestRM”) against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which Aimco has been made a third party defendant continues. Summary judgment has been entered against defendants XL and Greenwich. The court issued an opinion on the parties’ cross-motions for summary judgment on July 19, 2006, rejecting Greenwich/XL’s motions in their entirety and granting partial summary judgment in favor of Aimco, dismissing the claims for fraud, civil conspiracy, negligent supervision, and aiding and abetting fraud. The court left intact Greenwich/XL’s claims for contractual indemnification, contractual subrogation, and unjust enrichment. Trial has been set for February 5, 2007. Aimco believes that it has meritorious defenses to assert and will vigorously defend against the claims brought against it. In addition, Aimco will vigorously prosecute its own claims. Although the outcome of any claim or matter in litigation is uncertain, we do not believe that we will incur any material loss or that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial condition or results of operations.
     FLSA Litigation
     We and NHP Management Company (“NHPMN”), our subsidiary, are defendants in a lawsuit alleging that we and NHPMN willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges we and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005, the court conditionally certified the collective action on both the on-call and overtime issues. Approximately 1,049 individuals opted-in to the class. We and NHPMN moved to decertify the collective action on both issues and the plaintiffs have responded. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005, in Montgomery County Maryland Circuit Court. The California and Maryland cases have been stayed pending the resolution of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.

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
     The CRA Preferred Units have substantially the same terms as the CRA Preferred Stock. Holders of the CRA Preferred Units are entitled to cumulative cash dividends payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, when and as declared, beginning on September 30, 2006. For the period from June 29, 2006, the date of original issuance, through March 31, 2015, the distribution rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the Articles Supplementary designating the CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly distribution period. Upon liquidation, holders of the CRA Preferred Units are entitled to a preference of $500,000 per share, plus an amount equal to accumulated, accrued and unpaid dividends, whether or not earned or declared. The CRA Preferred Units rank prior to our common OP Units and on the same level as our other preferred units, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up. The CRA Preferred Units are not redeemable prior to June 30, 2011, except in limited circumstances related to REIT qualification. On and after June 30, 2011, the CRA Preferred Units are redeemable for cash, in whole or from time to time in part, upon the redemption, at Aimco’s option, of its CRA Preferred Stock at a price per share equal to the liquidation preference, plus accumulated, accrued and unpaid dividends, if any, to the redemption date.
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
     Net income attributable to preferred unitholders includes preferred unit distribution requirements of $19.2 million and $65.5 million, and issuance costs related to redemptions of preferred units of $4.3 million and $6.8 million, for the three and nine months ended September 30, 2006, respectively.
Common OP Units
     During August and September 2006, Aimco repurchased approximately 1,935,000 shares its Class A Common Stock at an average price of $51.68 per share (including commissions) for cash. Concurrently with those repurchases, we repurchased from Aimco an equal number of common OP Units for cash totaling approximately $100.0 million.
     During the three and nine months ended September 30, 2006, approximately 50,000 and 101,000 common OP Units, respectively, were redeemed for cash and approximately 28,000 and 63,000 common OP Units, respectively were redeemed in exchange for shares of Aimco Class A Common Stock. During the three and nine months ended September 30, 2005, approximately 24,000 and 56,000 common OP Units, respectively, were redeemed for cash and approximately

289,000 and 420,000 common OP Units, respectively were redeemed in exchange for shares of Aimco Class A Common Stock.
     During the three and nine months ended September 30, 2006, we issued approximately 113,000 and 565,000 common OP Units, respectively, to Aimco and Aimco issued corresponding restricted shares of Aimco Class A Common Stock to certain officers and employees. For the three and nine months ended September 30, 2005, similar issuances of common OP Units and corresponding restricted shares of Aimco Class A Common Stock totaled 46,000 and 393,000, respectively. We recorded the common OP Units at the fair value of the Aimco Class A Common Stock on the date of issuance. See Stock-Based Compensation in Note 2 for additional information about Aimco’s stock-based compensation arrangements.
     During the three and nine months ended September 30, 2006, Aimco issued approximately 7,000 shares and 26,000 shares, respectively, of Aimco Class A Common Stock to certain of its non-executive officers at fair value, compared to approximately 14,000 shares and 22,000 shares for the three and nine months ended September 30, 2005. In exchange for common shares purchased, those non-executive officers executed notes payable totaling $0.3 million and $1.1 million for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $1.1 million for the three and nine months ended September 30, 2005, respectively, which notes are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the one-month LIBOR plus 3.85%, which is subject to an annual interest rate cap of 7.25%. Aimco contributed those notes to us in exchange for a number of common OP Units equal to the number of shares of Aimco Class A Common Stock that were issued by Aimco. Total payments on such notes from all officers for the three and nine months ended September 30, 2006 were $2.9 million and $21.5 million, respectively. Total payments on such notes from all officers for the three and nine months ended September 30, 2005 were $2.7 million and $11.2 million, respectively.
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
     Potentially dilutive High Performance Units outstanding at September 30, 2006 also include 5,000 Class VIII High Performance Partnership Units, for which the measurement period ends on December 31, 2007, and 4,109 Class VII High Performance, for which the measurement period ends on December 31, 2006.
     At September 30, 2006, performance benchmarks for the Class VIII Units and Class IX Units had been achieved that would result in the issuance of the equivalent of approximately 1,440,000 common OP Units if the related measurement periods had ended on that date.
Note 5 — Discontinued Operations and Assets Held for Sale
     At September 30, 2006, we had two properties with an aggregate of 368 units classified as held for sale. During the nine months ended September 30, 2006, we sold 51 properties with an aggregate of 10,819 units. Additionally, on February 17, 2006, we closed the sale of a portion of the Flamingo South Beach property known as the South Tower with an aggregate of 562 units. During the year ended December 31, 2005, we sold 83 properties with an aggregate of 16,835 units and our interest in one partnership. For the three and nine months ended September 30, 2006, discontinued operations included the results of operations of all of the above properties prior to the date of sale.

     The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental and other property revenues	$2,876	$42,620	$33,800	$141,287
Property operating expense	(1,881)	(23,274)	(18,438)	(73,776)
Depreciation and amortization	(549)	(9,284)	(8,088)	(37,934)
Other (expenses) income, net	60	(495)	(3,307)	(1,587)

Operating income	506	9,567	3,967	27,990
Interest income	57	128	335	426
Interest expense	(646)	(8,838)	(7,475)	(30,887)
Minority interest in consolidated real estate partnerships	1,189	23	2,454	1,733

Income (loss) before gain on dispositions of real state, impairment losses, deficit distributions to minority partners and income tax	1,106	880	(719)	(738)
Gain on dispositions of real estate, net of minority partners’ interest	11,647	43,758	154,180	80,316
Recovery of impairment losses (impairment losses) on real estate assets sold or held for sale	131	(6,208)	123	(8,395)
Recovery of deficit distributions to minority partners	2,193	543	18,384	3,904
Income tax arising from dispositions	(2,211)	(1,630)	(30,197)	(2,849)

Income from discontinued operations	$12,866	$37,343	$141,771	$72,238

     Gain on disposition of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $10.5 million and $40.8 million for the three and nine months ended September 30, 2006, respectively, and $8.9 million and $12.0 million for the three and nine months ended September 30, 2005, respectively.
     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At September 30, 2006, assets classified as held for sale of $11.2 million included real estate net book value of $10.9 million and liabilities related to assets classified as held for sale of $1.0 million included mortgage debt of $0.9 million. At December 31, 2005, assets classified as held for sale of $418.9 million included real estate net book value of $413.4 million and liabilities related to assets classified as held for sale of $267.9 million included mortgage debt of $260.6 million, represented by 45 properties and the South Tower with 10,770 units that were classified as held for sale during 2006 and 2005. Net recoveries of impairment losses recorded for the three and nine months ended September 30, 2006 were $0.1 million and $0.1 million, respectively. Impairment losses recorded for the three and nine months ended September 30, 2005 were $6.2 million and $8.4 million, respectively. We are also marketing for sale certain other properties that do not meet the criteria to be classified as held for sale.

Note 6 — Earnings per Unit
     We calculate earnings per unit based on the weighted average number of common OP Units, common OP unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and Class I HPUs (which have identical rights to distributions and undistributed earnings) to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Loss from continuing operations	$(40,942)	$(7,307)	$(36,209)	$(8,850)
Less net income attributable to preferred unitholders	(23,441)	(24,665)	(72,354)	(74,356)

Numerator for basic and diluted earnings per unit — Loss from continuing operations	$(64,383)	$(31,972)	$(108,563)	$(83,206)

Income from discontinued operations	$12,866	$37,343	$141,771	$72,238

Net income (loss)	$(28,076)	$30,036	$105,562	$63,388
Less net income attributable to preferred unitholders	(23,441)	(24,665)	(72,354)	(74,356)

Numerator for basic and diluted earnings per unit — Net income (loss) attributable to common unitholders	$(51,517)	$5,381	$33,208	$(10,968)

Denominator:
Denominator for basic earnings per unit — weighted average number of units of common units outstanding:
Common OP Units	103,881	102,206	103,653	102,090
Class I HPUs	2,379	2,379	2,379	2,379

Total common units	106,260	104,585	106,032	104,469
Effect of dilutive securities:
Dilutive potential common units	—	—	—	—

Denominator for diluted earnings per unit	106,260	104,585	106,032	104,469

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Loss from continuing operations (net of preferred distibutions)	$(0.61)	$(0.31)	$(1.02)	$(0.80)
Income from discontinued operations	0.13	0.36	1.33	0.70

Net income (loss) attributable to common unitholders	$(0.48)	$0.05	$0.31	$(0.10)
				~~~~~ ~~~~~~~
Diluted earnings (loss) per common unit:
Loss from continuing operations (net of preferred distributions)	$(0.61)	$(0.31)	$(1.02)	$(0.80)
Income from discontinued operations	0.13	0.36	1.33	0.70

Net income (loss) attributable to common unitholders	$(0.48)	$0.05	$0.31	$(0.10)

     All of our convertible preferred OP Units are anti-dilutive on an “if converted” basis, therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator when calculating basic and diluted earnings per common unit. For the nine months ended September 30, 2006 and 2005, we have excluded from diluted earnings per unit approximately 10.8 million and 12.6 million, respectively, in common unit equivalents related to vested and unvested stock options, units issued for the portions of notes receivable that are non-recourse, and restricted stock awards, because their effect would be anti-dilutive. We also have excluded from diluted earnings per unit High Performance Units for which the applicable measurement period has not ended because the effect of their inclusion would be anti-dilutive.

Note 7 — Business Segments
     We have two reportable segments: real estate (owning and operating apartments) and investment management business (providing property management and other services relating to the apartment business, primarily to affiliates). We own and operate properties throughout the United States and Puerto Rico that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because each of our properties has similar economic characteristics, the properties have been aggregated into a single real estate segment. All real estate revenues are from external customers and no real estate revenues are generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three and nine months ended September 30, 2006 or 2005. Portions of the gross revenues earned in the investment management business are from transactions with affiliates in the real estate segment.
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
     The following table presents revenues and net operating income for the three and nine months ended September 30, 2006 and 2005, from these segments, and reconciles net operating income of reportable segments to operating income as reported in the Consolidated Statements of Income. Additionally, total assets for our reportable segments is reconciled to total consolidated assets as reported in the Consolidated Balance Sheets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Real estate segment	$422,602	$354,262	$1,245,679	$1,025,891
Investment management segment:
Gross revenues	34,819	34,255	111,200	101,312
Elimination of intersegment revenues	(21,750)	(20,143)	(69,836)	(59,913)

Net revenues after elimination	13,069	14,112	41,364	41,399

Total revenues of reportable segments	$435,671	$368,374	$1,287,043	$1,067,290

Net operating income:
Real estate segment	$227,853	$185,081	$673,784	$545,187
Investment management segment	11,012	9,406	30,993	28,028

Total net operating income of reportable segments	238,865	194,487	704,777	573,215

Reconciliation of net operating income of reportable segments to operating income:
Depreciation and amortization	(126,112)	(103,717)	(352,624)	(287,648)
General and administrative expenses	(25,262)	(23,095)	(72,769)	(65,663)
Other (expenses) income, net	30	(330)	(9,843)	(5,717)

Operating income	$87,521	$67,345	$269,541	$214,187

	September 30,
ASSETS:	2006	December 31, 2005
Total assets for reportable segments (1)	$9,981,572	$9,659,327
Corporate and other assets	252,929	372,431

Total consolidated assets	$10,234,501	$10,031,758

(1)	Total assets for reportable segments include assets associated with both the real estate and investment management business segments.

Note 8 — Recent Accounting Developments
     In September 2006, Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effects that SFAS 157 will have on our financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the effects that FIN 48 will have on our financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions, our future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to the Partnership) and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
     We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of September 30, 2006, we owned or managed 1,290 apartment properties containing 224,837 units located in 47 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
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

Results of Operations
Overview
     Three months ended September 30, 2006 compared to three months ended September 30, 2005
     We reported net loss of $28.1 million and net loss attributable to common unitholders of $51.5 million for the three months ended September 30, 2006, compared to net income of $30.0 million and net income attributable to common unitholders of $5.4 million for the three months ended September 30, 2005, which were decreases of $58.1 million and $56.9 million, respectively. These decreases were principally due to the following items:
•	a decrease in income from discontinued operations, primarily related to lower net gains on sales of real estate;

•	an increase in interest expense, reflecting higher variable interest rates and interest incurred by newly consolidated properties;

•	an increase in depreciation expense, which relates primarily to newly consolidated properties;

•	a decrease in losses absorbed by minority interests, reflecting cumulative adjustments to our ownership of certain tax credit partnerships and the effect of newly consolidated partnerships; and

•	an increase in deficit distributions to minority partners, which resulted primarily from distributions of mortgage loan refinancing proceeds.
The effects of these items on our operating results were partially offset by an increase in net operating income from property operations, which is primarily attributable to operations of newly consolidated properties and improved operating results of same store properties.
     Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     We reported net income of $105.6 million and net income attributable to common unitholders of $33.2 million for the nine months ended September 30, 2006, compared to net income of $63.4 million and net loss attributable to common unitholders of $11.0 million for the nine months ended September 30, 2005, which were increases of $42.2 million and $44.2 million, respectively. These increases were principally due to the following items:
•	an increase in net operating income from property operations, which is primarily attributable to operations of newly consolidated properties and improved operating results of same store properties; and

•	an increase in income from discontinued operations, primarily related to larger net gains on sales of real estate.
These increases were partially offset by higher depreciation and amortization and interest expense, which reflect amounts for newly consolidated properties, and a decrease in losses absorbed by minority interests in certain tax credit partnerships.
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
     The following table summarizes the overall performance of our consolidated properties for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental and other property revenues	$422,602	$354,262	$1,245,679	$1,025,891
Property operating expenses	194,749	169,181	571,895	480,704

Net operating income	$227,853	$185,081	$673,784	$545,187

     Newly consolidated properties had a significant effect on our reported consolidated property operating results for the three and nine months ended September 30, 2006. Newly consolidated properties are properties that: (i) are consolidated for all or part of the current year reporting period, (ii) were unconsolidated and accounted for by the equity method for all or part of the corresponding prior year reporting period, and (iii) were not sold or classified as held for sale during the current year reporting period. The consolidation of properties upon adoption of EITF 04-5, as discussed in Note 2 to the consolidated financial statements in Item 1, contributed to an unusually large number of newly consolidated properties in 2006.
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, net operating income for our consolidated property operations increased by $42.8 million, or 23.1%. This increase was primarily attributable to $22.2 million in net operating income from newly consolidated properties (140 properties first consolidated in 2006 and seven properties first consolidated in 2005) and a $14.5 million increase in consolidated same store net operating income, which is discussed further below under “Consolidated Conventional Same Store Property Operating Results.” Increases in net operating income from affordable, acquisition and redevelopment also contributed to the overall increase.
     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, net operating income for our consolidated property operations increased by $128.6 million, or 23.6%. This increase was primarily attributable to $69.2 million in net operating income from newly consolidated properties (140 properties first consolidated in 2006 and 13 properties first consolidated in 2005) and a $46.4 million increase in consolidated same store net operating income, which is discussed further below under “Conventional Same Store Property Operating Results.” The operations of acquisition properties, consisting of six properties purchased in 2005 and four properties purchased in 2006, resulted in a $5.5 million increase in net operating income. Net operating income also reflects improvements in affordable and redevelopment property operations of $5.4 million and $2.0 million, respectively.

Conventional Consolidated Same Store Property Operating Results
     Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “consolidated same store” properties as conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized and consolidated for all periods presented and (iv) that have not been classified as held for sale. The rental property operations of our consolidated same store properties are as follows for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Consolidated same store revenues	$294,177	$280,791	$865,955	$806,148
Consolidated same store property operating expenses	123,317	124,394	365,548	352,095

Consolidated same store net operating income	170,860	156,397	500,407	454,053
Adjustments to reconcile same store net operating income to real estate segment net operating income (1)	56,993	28,684	173,377	91,134

Real estate segment net operating income	$227,853	$185,081	$673,784	$545,187

Consolidated Same Store Statistics
Properties	398	398	395	395
Apartment units	117,368	117,368	116,869	116,869
Average physical occupancy	94.2%	93.2%	94.3%	92.5%
Average rent/unit/month	$817	$785	$802	$775

(1)	Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties) and casualty gains and losses.
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, consolidated same store net operating income increased by $14.5 million, or 9.2%. Revenues increased by $13.4 million, or 4.8%, primarily due to higher occupancy (up 1.0%), higher average rent (up $32 per unit) and higher utility reimbursements. Property operating expenses decreased by $1.1 million, or 0.9%, reflecting decreases totaling $2.8 million in turnover, marketing and personnel expenses. These decreases were partially offset by a $1.8 million increase in utilities expense.
     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, consolidated same store net operating income increased by $46.4 million, or 10.2%. Revenues increased by $59.8 million, or 7.4%, primarily due to higher occupancy (up 1.8%), higher average rent (up $27 per unit) and higher utility reimbursements. Expenses increased by $13.5 million, or 3.8%, primarily due to an $8.3 million increase in utilities and a $4.6 million increase in real estate taxes.
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

     The following table summarizes the overall performance of our property management business for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Property management revenues, primarily from affiliates	$2,599	$6,094	$9,221	$18,684
Property management expenses	984	1,928	3,627	5,674

Net operating income from property management	$1,615	$4,166	$5,594	$13,010

     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, net operating income from property management decreased by $2.6 million, or 61.2%. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, net operating income from property management decreased by $7.4 million, or 57.0%. These decreases were principally due to the consolidation of real estate partnerships, which resulted in the elimination of fee income and reclassification of related expenses to property operating expenses. Property management revenues that were eliminated in consolidation for our newly consolidated properties totaled $2.5 million and $7.1 million for the three and nine months ended September 30, 2006, respectively.
Activity Fees and Asset Management
     Activity fees are generated from transactions, including dispositions, refinancings, and tax credit syndications and redevelopments. These transactions occur on varying timetables, thus the income varies from period to period. The majority of these fees are realized in connection with transactions related to affordable properties within the Aimco Capital portfolio. We have a large number of affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view activity fees as a predictable part of our core business strategy. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or improvement in operations that generates sufficient cash to pay the fees. Activity and asset management expenses are the direct expenses associated with transactional activities and asset management. These activities are conducted primarily by our taxable subsidiaries and the related operating income is generally subject to income taxes. As discussed in Note 2 to the consolidated financial statements in Item 1, effective July 1, 2006 we revised our treatment of income from certain tax credit arrangements.
     The following table summarizes the operating results of our transactional and asset management activities for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Activity fees and asset management revenues, primarily from affiliates	$10,470	$8,018	$32,143	$22,715
Activity and asset management expenses	1,073	2,778	6,744	7,697

Net operating income from activity fees and asset management	$9,397	$5,240	$25,399	$15,018

     Activity fees and asset management revenues related to affordable properties within the Aimco Capital portfolio totaled $9.4 million and $7.8 million for the three months ended September 30, 2006 and 2005, respectively, and $28.2 million and $22.3 million for the nine months ended September 30, 2006 and 2005, respectively.
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, net operating income from activity fees and asset management increased by $4.2 million, or 79.3%. This increase is primarily attributable to the recognition upon collection in 2006 of $3.3 million in asset management fees that were earned but not recognized in prior periods. A $1.1 million increase in refinancing fees also contributed to the overall increase.

     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, net operating income from activity fees and asset management increased by $10.4 million, or 69.1%. This increase reflects a $3.6 million increase in fees earned in prior periods that were recognized upon collection, primarily in connection with property sales and refinancing transactions. Income from tax credit arrangements and refinancing fees increased by $2.2 million and $1.5 million, respectively. Additionally, in 2006 we realized $3.5 million in promote distributions upon sales of properties for achieving financial returns to limited partners in excess of established targets.
Depreciation and Amortization
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, depreciation and amortization increased $22.4 million, or 21.6%. This increase was principally due to $10.4 million in depreciation related to newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). The increase also reflects an additional $8.9 million in depreciation related to acquisition properties and capital projects placed in service after September 30, 2005.
     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, depreciation and amortization increased $65.0 million, or 22.6%. This increase was principally due to $29.6 million in depreciation related to newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). The increase also reflects $27.8 million in depreciation of capital projects placed in service after September 30, 2005 and $5.2 million related to a prospective change as of July 1, 2005 in the estimated useful lives that apply to capitalized payroll and certain indirect costs.
General and Administrative Expenses
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, general and administrative expenses increased $2.2 million, or 9.4%. This increase was principally due to higher accrued bonus compensation reflecting improved performance in relation to established targets.
     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, general and administrative expenses increased $7.1 million, or 10.8%. This increase was principally due to higher compensation related expenses, including higher accrued bonus compensation reflecting improved performance in relation to established targets.
Other Expenses (Income), Net
     Other expenses (income), net includes income tax provision/benefit, franchise taxes, risk management activities related to our unconsolidated partnerships, partnership administration expenses and certain non-recurring items.
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, other expenses (income), net changed favorably by $0.4 million. The net change reflects a $2.6 million reduction in partnership expenses and other favorable changes, partially offset by $2.7 million decrease in income tax benefits attributable to continuing operations of our taxable subsidiaries.
     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, other expenses (income), net changed unfavorably by $4.1 million. The net change is primarily attributable to a $2.1 million decrease in income tax benefits attributable to continuing operations of our taxable subsidiaries and $1.7 million in separation costs for terminated employees in 2006.
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
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, interest income decreased $0.8 million, or 9.8%. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, interest income decreased $2.2 million, or 8.7%. These net decreases reflect a $1.1 million decrease in interest income resulting from the repayment in June 2006 of an $85.4 million note receivable from Aimco, which was reported as a reduction in partners’ capital (see Preferred OP Units in Note 4 to the consolidated financial statements in Item 1). Interest income also decreased due to the elimination in 2006 of interest income on notes receivable from newly consolidated properties. These decreases were partially offset by increases resulting from interest income on cash balances maintained by newly consolidated properties, higher balances of notes receivable from non-affiliates, and higher interest rates on cash balances.
Interest Expense
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, interest expense, which includes the amortization of deferred financing costs, increased $15.2 million, or 16.7%. This increase was principally due to $9.4 million in interest on loans payable for newly consolidated properties, especially properties consolidated in 2006 as a result of adopting EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). Interest on property loans payable also increased $9.7 million primarily due to higher rates on variable rate loans and higher balances resulting from refinancing activities. These increases were partially offset by a $1.0 million net decrease in corporate interest expense, reflecting the net effect of lower outstanding borrowings and higher variable interest rates, and a $1.2 million increase in capitalized interest, reflecting higher levels of accumulated expenditures on redevelopment projects.
     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, interest expense, which includes the amortization of deferred financing costs, increased $48.1 million, or 18.4%. This increase was principally due to $27.2 million in interest on loans payable for newly consolidated properties. Property interest expense also increased $27.1 million for acquisition and other properties, reflecting both higher balances and higher variable rates. Corporate interest expense increased by approximately $1.9 million, reflecting higher variable rates offset in part by lower balances of outstanding debt. The overall increase interest expense was partially offset by a $5.7 million increase in capitalized interest, reflecting higher levels of accumulated expenditures on redevelopment projects.
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
     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, gain on disposition of real estate related to unconsolidated entities and other increased $7.7 million. This increase is primarily attributable to $8.1 million in gains on sale of land and other non-depreciable assets in 2006.
Minority Interest in Consolidated Real Estate Partnerships
     Minority interest in consolidated real estate partnerships reflects minority partners’ share of operating results of consolidated real estate partnerships. This includes the minority partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. As a result of adopting EITF 04-5 and revising our treatment of certain tax credit arrangements (see Note 2 to the consolidated financial statements in Item 1), minority interests in our consolidated real estate partnerships have increased in 2006. However, we generally do not recognize a benefit for the minority interest share of partnership losses, which are typically attributable to real estate depreciation, for partnerships that have deficits in partners’ equity.
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, the net effect of minority interests changed unfavorably by $27.5 million. This change is primarily attributable to the reversal in 2006 of a previously recognized benefit of $19.6 million for losses of tax credit partnerships that were allocated to minority interests in prior periods, but which are absorbed by us under our revised accounting treatment of tax credit arrangements. The change also reflects a $2.9 million benefit recognized in 2005 for losses allocated to minority interests in tax credit partnerships, while no comparable amount was recognized in 2006 under our revised accounting treatment. The change also reflects our recognition of $8.5 million for minority partners’ share of losses of real estate partnerships with deficits in equity as a result of adopting EITF 04-5 in 2006. These unfavorable changes in minority interests were partially offset by a $3.5 million net increase in the minority interest share of other real estate partnership losses.

     For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, the net favorable effect of minority interests changed unfavorably by $25.5 million. This increase is primarily attributable to our recognition of $17.5 million for minority partners’ share of losses of partnerships with deficits in equity as a result of adopting EITF 04-5 in 2006. The change also reflects (i) the reversal in 2006 of a previously recognized benefit of $9.0 million for losses of tax credit partnerships that were allocated to minority interests in prior years, but which are absorbed by us under our revised accounting treatment of tax credit arrangements and (ii) a $4.7 million benefit recognized in 2005 for losses allocated to minority interests in tax credit partnerships, while no comparable amount was recognized in 2006 under our revised accounting treatment. These unfavorable changes were partially offset by a $5.7 million net increase in the minority interest share of other real estate partnership losses.
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
     For the three months ended September 30, 2006 and 2005, income from discontinued operations, net totaled $12.9 million and $37.3 million, respectively, which include income from operations after interest income, interest expense and minority interest of $1.1 million and $0.9 million in 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, income from discontinued operations, net totaled $141.8 million and $72.2 million, respectively, which include losses from operations after interest income, interest expense and minority interest of $0.7 million and $0.7 million, respectively. For 2006, income from discontinued operations included the operating results of 54 properties and one tower of the Flamingo South Beach property (the South Tower) that were sold or classified as held for sale during 2006. For 2005, income from discontinued operations included the operating results of 128 properties and the South Tower that were sold or classified as held for sale in 2005 or 2006. Due to the varying number of properties and the timing of sales, the income from operations is not comparable from year to year.
     During the three months ended September 30, 2006, we sold 13 properties, resulting in a net gain on sale of approximately $9.4 million, net of $2.2 million of related income taxes. During the three months ended September 30, 2005, we sold 24 properties, resulting in a net gain on sale of approximately $42.1 million, net of $1.6 million of related income taxes. Additionally, we recognized recoveries of deficit distributions to minority partners of $2.2 million and $0.5 million in connection with the sale of properties in the three months ended September 30, 2006 and 2005, respectively. We also recognized a $6.2 million impairment loss in connection with the sale of properties in the three months ended September 30, 2005.
     During the nine months ended September 30, 2006, we sold 51 properties and the South Tower, resulting in a net gain on sale of approximately $124.0 million, net of $30.2 million of related income taxes. During the nine months ended September 30, 2005, we sold 41 properties and our interest in one consolidated partnership, resulting in a net gain on sale of approximately $77.5 million, net of $2.8 million of related taxes. Additionally, we recognized recoveries of deficit distributions to minority partners of $18.4 million and $3.9 million in connection with the sale of properties in the nine months ended September 30, 2006 and 2005, respectively. We also recognized an $8.4 million impairment loss in connection with the sale of properties in the nine months ended September 30, 2005.
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
     Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties during the three or nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, we recorded an impairment loss of $1.0 million for a property to be held and used.
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
     We recorded provisions for impairment losses on notes receivable of $0.7 million for the nine months ended September 30, 2006. We recorded $1.4 million in net recovery of impairment losses on notes receivable for the nine months ended September 30, 2005. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
     For the three months ended September 30, 2006 and 2005, for continuing and discontinued operations, we capitalized $6.1 million and $5.0 million of interest costs, respectively, and $18.0 million and $13.1 million of site payroll and indirect costs, respectively. For the nine months ended September 30, 2006 and 2005, for continuing and discontinued operations, we capitalized $18.1 million and $12.4 million of interest costs, respectively, and $50.1 million and $37.0 million of site payroll and indirect costs, respectively.

Funds From Operations
     Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002 White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption related preferred OP Unit issuance costs and distributions on preferred stock and adding back distributions on dilutive preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.
     For the three and nine months ended September 30, 2006 and 2005, our FFO is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss) attributable to common unitholders (1)	$(51,517)	$5,381	$33,208	$(10,968)
Adjustments:
Depreciation and amortization (2)	126,112	103,717	352,624	287,648
Depreciation and amortization related to non-real estate assets	(5,318)	(4,276)	(14,585)	(12,591)
Depreciation of rental property related to minority partners’ interest (3)	(5,543)	(10,139)	(19,101)	(27,910)
Depreciation of rental property related to minority partners’ interest — adjustment (4)	18,831	—	7,377	—
Depreciation of rental property related to unconsolidated entities	2,130	5,038	3,984	15,627
Gain on dispositions of real estate related to unconsolidated entities and other	(7,641)	(8,387)	(21,397)	(13,670)
Gain on dispositions of non-depreciable assets	2,887	1,657	9,259	2,449
Deficit distributions to minority partners, net (5)	14,072	2,849	20,129	5,719
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(11,647)	(43,758)	(154,180)	(80,316)
Depreciation of rental property, net of minority partners’ interest (3)	(466)	8,337	5,417	33,148
Recovery of deficit distributions to minority partners, net (4)	(2,193)	(543)	(18,384)	(3,904)
Income tax arising from disposals	2,211	1,630	30,197	2,849
Preferred OP Unit distributions	19,167	24,655	65,506	73,233
Redemption related preferred OP Unit issuance costs	4,274	—	6,848	1,123

Funds From Operations	$105,359	$86,161	$306,902	$272,437
Preferred OP Unit distributions	(19,167)	(24,655)	(65,506)	(73,233)
Redemption related preferred OP Unit issuance costs	(4,274)	—	(6,848)	(1,123)
Distributions on dilutive preferred OP Units	19	1,177	2,384	2,802

Funds From Operations attributable to common unitholders – diluted	$81,937	$62,683	$236,932	$200,883

Weighted average number of common units, common unit equivalents and dilutive preferred securities outstanding:
Common units and equivalents (6)	110,156	104,443	108,353	105,081
Dilutive preferred OP Units	27	1,590	2,410	2,752

Total	110,183	106,033	110,763	107,833

Notes:

(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP.

(2)	Includes amortization of management contracts where we are the general partner. Such management contracts were established in certain instances where we acquired a general partner interest in either a consolidated or an unconsolidated partnership. Because the recoverability of these management contracts depends primarily on the operations of the real estate owned by the limited partnerships, we believe it is consistent with the White Paper to add back such amortization, as the White Paper directs the add-back of amortization of assets uniquely significant to the real estate industry.

(3)	“Minority partners’ interest,” means minority interest in our consolidated real estate partnerships.

(4)	Represents prior period depreciation of certain tax credit redevelopment properties that Aimco included in an adjustment to minority interest in real estate partnerships for the three months ended September 30, 2006 (see Note 2 to the consolidated financial statements in Item 1). This prior period depreciation is added back to determine FFO in accordance with the NAREIT White Paper.

(5)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(6)	Represents the denominator for earnings per common unit – diluted, calculated in accordance with GAAP, plus additional common share equivalents that are dilutive for FFO.
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
     At September 30, 2006, we had $182.3 million in cash and cash equivalents, an increase of $20.6 million from December 31, 2005. At September 30, 2006, we had $348.3 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by unconsolidated partnerships. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.
Operating Activities
     For the nine months ended September 30, 2006, our net cash provided by operating activities of $394.0 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities increased $116.3 million compared with the nine months ended September 30, 2005. The increase in operating cash flow is primarily attributable to improved property operations and the consolidation of properties in connection with the adoption of EITF 04-5 (see Note 2 to the consolidated financial statements in Item 1). The increase also reflects deferred income taxes related to taxable gains on 2006 property sales, the treatment of receipts from tax credit investors as operating cash flow in 2006, and larger net releases of operating reserves from restricted cash.

Investing Activities
     For the nine months ended September 30, 2006, net cash provided by our investing activities of $210.3 million primarily relates to proceeds received from the sale of properties, partially offset by capital expenditures.
     Although we hold all of our properties for investment, we may sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the nine months ended September 30, 2006, we sold 48 consolidated properties and the South Tower of the Flamingo South Beach property. These properties and the South Tower were sold for an aggregate sales price of $745.8 million and generated proceeds totaling $639.9 million, after the payment of transaction costs and the assumption of debt. Sales proceeds were used to repay borrowings under our revolving credit facility and for other corporate purposes.
     We are currently marketing for sale certain properties that are inconsistent with our long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with our long-term investment strategy but offer attractive returns, such as sales to buyers who intend to convert the properties to condominiums. Gross sales proceeds from 2006 dispositions are expected to be $1,200 million to $1,400 million, and we plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund property and partnership acquisitions and for other operating needs and corporate purposes.
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
     For the nine months ended September 30, 2006, we spent a total of $60.1 million on CR, which represents the share of expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. For the nine months ended September 30, 2006, we spent a total of $72.5 million, $28.3 million and $163.6 million, respectively, on CI, casualties and redevelopment. CI expenditures represent all non-redevelopment and non-casualty capital expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property.
     The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the nine months ended September 30, 2006 on a per unit and total dollar basis. Per unit numbers are based on approximately 138,135 average units in the quarter including 120,312 conventional and 18,225 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Actual Cost	Cost Per Unit
Capital Replacements Detail:

Building and grounds	$18,061	$130

Turnover related	31,184	225

Capitalized site payroll and indirect costs and other	10,889	79

Our share of Capital Replacements	$60,134	$434

Capital Replacements:
Conventional	$54,845	$456
Affordable	5,289	290

Our share of Capital Replacements	60,134	$434

Capital Improvements:
Conventional	59,854	$497
Affordable	12,640	694

Our share of Capital Improvements	72,494	$524

Casualties:
Conventional	26,206
Affordable	2,121

Our share of casualties	28,327

Redevelopment:
Conventional	113,836
Affordable	49,803

Our share of redevelopment	163,639

Our share of capital expenditures	324,594

Plus minority partners’ share of consolidated spending	44,884
Less our share of unconsolidated spending	(2,591)

Capital expenditures per consolidated statement of cash flows	$366,887

     Included in the above spending for CI, casualties and redevelopment, was approximately $34.7 million of our share of capitalized site payroll and indirect costs related to these activities for the nine months ended September 30, 2006.
     We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under the revolving credit facility.
Financing Activities
     For the nine months ended September 30, 2006, net cash used in financing activities of $583.8 million was primarily related to repayments of property loans, redemption of preferred stock, Common Stock and preferred stock dividends, distributions to minority interests, and repurchase of Common Stock. Proceeds from property loans, issuance of preferred stock, and stock option exercises partially offset the net cash outflow.
Mortgage Debt
     At September 30, 2006, we had $6.2 billion in consolidated mortgage debt outstanding as compared to $5.4 billion outstanding at December 31, 2005. This increase largely reflects $483.1 million in mortgage loans related to newly consolidated properties, especially properties consolidated in connection with the adoption of EITF 04-5 (see Note 2 to consolidated financial statements in Item 1). During the nine months ended September 30, 2006, we refinanced or closed mortgage loans on 51 consolidated properties, generating $882.9 million of proceeds from borrowings with a weighted average interest rate of 5.71%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $454.4 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.

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
     The aggregate amount of commitments and loans under the Credit Agreement is $850.0 million, comprised of $450.0 million of revolving loan commitments and $400.0 million in term loans. At September 30, 2006, the term loan had an outstanding principal balance of $400.0 million and an interest rate of 7.01%. At September 30, 2006, the revolving loan had an outstanding principal balance of $155.0 million and a weighted average interest rate of 6.70%. The amount available under the revolving credit facility at September 30, 2006 was $262.3 million (after giving effect to $32.7 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
     Partners’ Capital Transactions
     During the nine months ended September 30, 2006, Aimco redeemed all outstanding shares of its 10.0% Class R Cumulative Preferred Stock for $175.2 million, all outstanding shares of its 10.1% Class Q Cumulative Preferred Stock for $63.3 million, and all outstanding shares of its 8.5% Class X Cumulative Convertible Preferred Stock for $50.0 million in cash. Concurrently with these redemptions, we redeemed for cash all of the corresponding outstanding Class R, Class Q and Class X Preferred Partnership Units. On June 29, 2006, Aimco sold 200 shares of its Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share (“CRA Preferred Stock”), with a liquidation preference of $500,000 per share, for proceeds of approximately $98 million. In connection with this transaction, we received the proceeds and issued 200 units of Series A Community Reinvestment Act Perpetual Preferred Units, which have substantially the same terms as the CRA Preferred Stock. See Preferred OP Units in Note 4 to the consolidated financial statements in Item 1 for additional information about our Preferred OP Unit transactions during the nine months ended September 30, 2006.
     Under our shelf registration statement, we had available for issuance approximately $500 million of debt securities and Aimco had approximately $877 million of debt and equity securities available for issuance as of September 30, 2006.
     Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. During the nine months ended September 30, 2006, Aimco repurchased approximately 1,935,000 shares of Class A Common Stock for cash totaling approximately $100.0 million. Concurrently, we repurchased from Aimco an equal number of common OP Units for cash totaling approximately $100.0 million. Aimco currently is authorized to repurchase up to a total of 6.07 million shares of Class A Common Stock under an authorization that has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. In the event of any repurchase of a number of shares of Class A Common Stock by Aimco, we would repurchase an equal number of common OP Units owned by Aimco.
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
     See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of interest rate sensitivity. As of September 30, 2006, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during third quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     See the information under the heading “Legal Matters” in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
ITEM 1A. Risk Factors
     Refer to the Risk Factors disclosure in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in these risk factors during the nine months ended September 30, 2006 and through the date of this report.
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
     (c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2006, Aimco purchased approximately 28,000 common OP Units in exchange for approximately 28,000 shares of Aimco Class A Common Stock.
     During the three months ended September 30, 2006, we repurchased 1,934,820 common OP Units from Aimco concurrent with Aimco’s repurchase of an equal number of shares of Aimco Class A Common Stock. We also redeemed 50,174 common OP Units for cash in transactions with common unitholders other than Aimco. The following table summarizes repurchases of our equity securities for the three months ended September 30, 2006:

				Maximum Number
			Total Number of	of Units that
	Total	Average	Units Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under the
	of Units	Paid	Announced Plans	Plans or Programs
Fiscal period	Purchased	per Unit	or Programs	(1)
July 1 - July 31, 2006	36,857	$43.56	N/A	N/A
August 1 - August 31, 2006	609,584	$50.68	N/A	N/A
September 1 - September 30, 2006	1,338,554	$52.13	N/A	N/A

Total	1,984,994	$51.53	N/A

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

AIMCO PROPERTIES L.P.
By: AIMCO GP, Inc., its general partner

By:	/s/ THOMAS M. HERZOG

Thomas M. Herzog
Executive Vice President and
Chief Financial Officer
(duly authorized officer and
principal financial officer)

By:	/s/ ROBERT Y. WALKER, IV

Robert Y. Walker, IV
Executive Vice President and
Chief Accounting Officer
Date: November 6, 2006

Exhibit Index
     EXHIBIT NO.
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