Form 10-Q
period 2007-03-31
AIMCO PROPERTIES LP
filed 2007-05-07
CIK 926660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

The number of Partnership Common Units outstanding as of April 30, 2007: 104,459,203

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Unit Data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Real estate:
Land	$2,450,066	$2,408,175
Buildings and improvements	9,612,545	9,450,277

Total real estate	12,062,611	11,858,452
Less accumulated depreciation	(2,945,747)	(2,835,101)

Net real estate	9,116,864	9,023,351
Cash and cash equivalents	257,160	229,824
Restricted cash	314,734	347,076
Accounts receivable	66,439	85,772
Accounts receivable from affiliates	25,590	20,763
Deferred financing costs	75,579	73,130
Notes receivable from unconsolidated real estate partnerships	40,278	40,641
Notes receivable from non-affiliates	135,481	139,352
Notes receivable from Aimco	14,201	14,016
Investment in unconsolidated real estate partnerships	35,329	37,869
Other assets	195,328	202,686
Deferred income tax assets, net	2,719	—
Assets held for sale	39,865	88,611

Total assets	$10,319,567	$10,303,091

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing	$946,348	$936,082
Property loans payable	5,529,828	5,265,698
Term loans	400,000	400,000
Credit facility	130,000	140,000
Other borrowings	60,557	67,660

Total indebtedness	7,066,733	6,809,440

Accounts payable	31,347	54,972
Accrued liabilities and other	281,654	409,991
Deferred income	134,761	142,701
Security deposits	45,920	43,919
Deferred income tax liabilities, net	—	4,379
Liabilities related to assets held for sale	27,734	86,885

Total liabilities	7,588,149	7,552,287

Minority interest in consolidated real estate partnerships	212,017	213,202

Partners’ capital:
Preferred OP units	917,013	902,755
General Partner and Special Limited Partner	1,193,460	1,220,326
Limited Partners	433,946	439,903
High performance units	(17,944)	(18,308)
Investment in Aimco Class A Common Stock	(7,074)	(7,074)

Total partners’ capital	2,519,401	2,537,602

Total liabilities and partners’ capital	$10,319,567	$10,303,091

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Unit Data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Rental and other property revenues	$417,036	$390,311
Property management revenues, primarily from affiliates	2,096	3,030
Activity fees and asset management revenues	11,630	9,539

Total revenues	430,762	402,880

OPERATING EXPENSES:
Property operating expenses	196,671	183,397
Property management expenses	1,206	492
Activity and asset management expenses	5,654	4,898
Depreciation and amortization	123,990	105,709
General and administrative expenses	21,586	20,237
Other expenses (income), net	2,191	3,989

Total operating expenses	351,298	318,722

Operating income	79,464	84,158

Interest income	9,792	8,263
Provision for losses on notes receivable	(1,543)	(262)
Interest expense	(106,007)	(97,276)
Deficit distributions to minority partners, net	(1,270)	(2,102)
Equity in losses of unconsolidated real estate partnerships	(2,986)	(1,863)
Recoveries of real estate impairment losses, net	—	987
Gain on dispositions of unconsolidated real estate and other	20,422	9,696

Income (loss) before minority interest and discontinued operations	(2,128)	1,601

Minority interest in consolidated real estate partnerships	(5,731)	5,402

Income (loss) from continuing operations	(7,859)	7,003
Income from discontinued operations, net	35,857	86,615

Net income	27,998	93,618
Net income attributable to preferred unitholders	18,130	26,973

Net income attributable to common unitholders	$9,868	$66,645

Earnings (loss) per common unit – basic:
Loss from continuing operations (net of preferred distributions)	$(0.25)	$(0.19)
Income from discontinued operations	0.34	0.82

Net income attributable to common unitholders	$0.09	$0.63

Earnings (loss) per common unit – diluted:
Loss from continuing operations (net of preferred distributions)	$(0.25)	$(0.19)
Income from discontinued operations	0.34	0.82

Net income attributable to common unitholders	$0.09	$0.63

Weighted average common units outstanding	105,872	105,501

Weighted average common units and equivalents outstanding	105,872	105,501

Distributions declared per common unit	$0.00	$0.00

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,998	$93,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,990	105,709
Discontinued operations	(36,173)	(104,486)
Other adjustments	(16,058)	9,928
Net changes in operating assets and operating liabilities	(15,010)	8,278

Net cash provided by operating activities	84,747	113,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(77,095)	—
Capital expenditures	(121,306)	(112,603)
Proceeds from dispositions of real estate	64,540	382,741
Change in funds held in escrow from tax-free exchanges	25,710	—
Cash from newly consolidated properties	—	22,432
Purchases of general and limited partnership interests and other assets	(11,997)	(5,170)
Originations of notes receivable from unconsolidated real estate partnerships	(4,322)	(209)
Proceeds from repayment of notes receivable	13,244	1,662
Distributions received from investments in unconsolidated real estate partnerships	3,864	4,740
Other investing activities	(2,746)	(1,895)

Net cash provided by (used in) investing activities	(110,108)	291,698

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	460,552	361,073
Principal repayments on property loans	(222,084)	(339,275)
Proceeds from tax exempt bonds	42,675	—
Principal repayments on tax-exempt bond financing	(31,935)	(18,610)
Net repayments on revolving credit facility	(10,000)	(175,000)
Redemption of preferred units	—	(113,250)
Repurchases of Class A Common Units	(111,612)	—
Proceeds from Aimco Class A Common Stock option exercises	52,507	38,867
Payment of distributions to minority interest	(15,149)	(19,648)
Payment of distributions to General Partner and Special Limited Partner	(58,388)	(57,491)
Payment of distributions to Limited Partners	(4,654)	(5,572)
Payment of distributions to preferred units	(20,243)	(25,587)
Payment of distributions on High Performance Units	(1,455)	(1,439)
Other financing activities	(27,517)	13,784

Net cash provided by (used in) financing activities	52,697	(342,148)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,336	62,597
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	229,824	161,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257,160	$224,327

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 1 — Organization
     AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries and other controlled entities, the Company, was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units, which are collectively referred to as “OP Units.” Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP, Inc., or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. “Limited Partners” refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., or the Partnership Agreement.
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
     As of March 31, 2007, we:
•	owned an equity interest in and consolidated 160,986 units in 696 properties (which we refer to as “consolidated”), of which 160,268 units were also managed by us;

•	owned an equity interest in and did not consolidate 11,591 units in 100 properties (which we refer to as “unconsolidated”), of which 5,466 units were also managed by us; and

•	provided services or managed, for third-party owners, 41,104 units in 441 properties, primarily pursuant to long-term agreements (including 37,579 units in 401 properties for which we provide asset management services only, and not also property management services), although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
     At March 31, 2007, we had outstanding 104,445,813 common OP Units, 30,111,362 preferred OP Units and 2,379,084 High Performance Units (includes only those units that have met the required measurement benchmarks and are dilutive – see Note 4).

Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto included in AIMCO Properties, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain 2006 financial statement amounts have been reclassified to conform to the 2007 presentation.
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
Adoption of FIN 48
     In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     We adopted FIN 48 as of January 1, 2007. Upon adoption, we recorded a $0.8 million charge to partners’ capital to reflect our measurement in accordance with FIN 48 of uncertain income tax positions that affect net operating loss carryforwards recognized as deferred tax assets. As of January 1, 2007, our unrecognized tax benefits totaled approximately $3.1 million. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rates in future periods. There were no changes in unrecognized tax benefits during the three months ended March 31, 2007. We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. Our federal and state income tax returns for the year ended December 31, 2003, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. Certain of our state income tax returns for the year ended December 31, 2002, also are currently subject to examination. Our policy is to include interest and penalties related to income taxes in other expenses (income), net.

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
     If an impairment loss is not required to be recorded under the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments decreased net income by $10.9 million and $5.3 million, and resulted in a decrease in basic and diluted earnings per unit of $0.11 and $0.05, for the three months ended March 31, 2007 and 2006, respectively.
Note 3 — Commitments and Contingencies
Commitments
     In connection with our redevelopment and capital improvement activities, we have commitments of approximately $167.5 million related to construction projects, most of which we expect to incur within one year. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
     As discussed in Note 8, we have a commitment to acquire minority interests in VMS National Properties Joint Venture based on terms that will require us to transfer consideration totaling approximately $20 million, consisting of a combination of cash and common OP Units.
     We have committed to fund an additional $11.8 million in second mortgage loans on certain properties in West Harlem in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $139 million to $206 million, in addition to amounts funded and committed under the related loan agreement.
Tax Credit Arrangements
     We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our syndication of historic and low-income housing tax credits. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 15 years. At March 31, 2007, we do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
     We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2007 are immaterial to our consolidated financial condition and results of operations.
     Mold
     Aimco has been named as a defendant in lawsuits that have alleged personal injury and property damage as a result of the presence of mold. In addition, we are aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We have only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. We have implemented policies, procedures, third-party audits and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will prevent or eliminate mold exposure from our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.
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
     Insurance Litigation
     The previously disclosed litigation brought by WestRM — West Risk Markets, Ltd. against XL Reinsurance America, Inc. (“XL”), Greenwich Insurance Company (“Greenwich”) and Lumbermens in which Aimco has been made a third party defendant was settled on March 23, 2007, in advance of the April 10, 2007 trial date. Aimco agreed to pay Greenwich and XL $3.8 million in exchange for a release of all claims asserted by Greenwich and XL and recorded a $3.8 million loss for this matter during the three months ended March 31, 2007. Aimco is pursuing claims against its professional liability carrier for its failure to defend and pay for these claims, and is seeking contributions from third parties for this loss.

     FLSA Litigation
     We and NHP Management Company (“NHPMN”), our subsidiary, are defendants in a lawsuit alleging that we and NHPMN willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week. The complaint, filed in August 2003 in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that we and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call.” Additionally, the complaint alleges we and NHPMN failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005, the court conditionally certified the collective action on both the on-call and overtime issues. Approximately 1,049 individuals opted into the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action. The nine named plaintiffs still maintain their individual causes of action, and the court is transferring their individual cases to a federal court in the state where each of the named plaintiffs resides. In addition to the District of Columbia case described above, in 2005 the plaintiffs filed class actions with the same allegations in the Superior Court of California (Contra Costa County) and in Montgomery County Maryland Circuit Court. These cases were stayed pending the resolution of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, we do not believe that the ultimate outcome will have a material adverse effect on our consolidated financial condition or results of operations.
Note 4 — Partners’ Capital
     During the three months ended March 31, 2007, Aimco purchased in the open market 1,766,300 shares of Aimco Class A Common Stock at an average price of $57.35 per share (including commissions) for cash totaling $101.3 million. Concurrently, we repurchased from Aimco a corresponding number of common OP Units. We also paid cash totaling $10.3 million in January 2007 to settle Aimco’s repurchases of Aimco Class A Common Stock in December 2006.
     During the three months ended March 31, 2007 and 2006, approximately 9,000 and 23,000 common OP Units, respectively, were redeemed for cash. During the three months ended March 31, 2007 and 2006, approximately 441,000 and 29,000 common OP Units, respectively, were redeemed in exchange for shares of Aimco Class A Common Stock. In addition, during the three months ended March 31, 2007 and 2006, we issued to Aimco approximately 246,000 and 402,000 common OP Units, respectively, in connection with Aimco’s issuance of corresponding numbers of restricted shares of Aimco Class A Common Stock to certain officers and employees. We recorded the common OP Units at the fair market value of the Aimco Class A Common Stock on the date of issuance. The restricted shares are subject to vesting over periods of predominantly four or five years. During the three months ended March 31, 2007 and 2006, we issued 20,000 and 15,000 common OP Units to Aimco in connection with Aimco’s issuance of corresponding shares of Aimco Class A Common Stock to members of its board of directors.
     During the three months ended March 31, 2007 and 2006, Aimco issued 7,409 shares and 7,359 shares, respectively, of Aimco Class A Common Stock to certain non-executive officers at fair value. In exchange for common shares purchased, those non-executive officers executed promissory notes payable totaling $0.4 million and $0.3 million, respectively. These notes were contributed by Aimco to us in exchange for corresponding numbers of common OP Units, respectively. Total payments on all such notes from all officers for the three months ended March 31, 2007 and 2006 were $1.3 million and $16.5 million, respectively.
     During the three months ended March 31, 2007 and 2006, Aimco granted options to certain executive officers to purchase approximately 314,000 and 636,000 shares, respectively, of Aimco Class A Common Stock. The options all have exercise prices equal to the fair market value at the date of grant. The stock options had a weighted average grant-date fair value of $11.30 and $5.23 per share, respectively, and are subject to vesting over periods of predominantly four or five years. During the three months ended March 31, 2007 and 2006, stock option exercises resulted in the issuance of approximately 1,370,000 and 1,049,000 shares, respectively, of Aimco Class A Common Stock and generated net proceeds of $52.5 million and $38.9 million, respectively. We issued corresponding numbers of common OP units to Aimco in exchange for such net proceeds.

Note 5 — Discontinued Operations and Assets Held for Sale
     At March 31, 2007, we had six properties with an aggregate of 1,248 units classified as held for sale. During the three months ended March 31, 2007, we sold 12 properties with an aggregate of 1,913 units. During the year ended December 31, 2006, we sold 77 properties with an aggregate of 17,307 units and closed the sale of a portion of the Flamingo South Beach property, known as the South Tower, with an aggregate of 562 units. For the three months ended March 31, 2007 and 2006, discontinued operations included the results of operations of all of the above properties prior to the date of sale.
     The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Rental and other property revenues	$5,549	$38,912
Property operating expense	(3,037)	(20,341)
Depreciation and amortization	(1,509)	(10,492)
Other (expenses) income, net	(748)	(1,608)

Operating income	255	6,471
Interest income	49	280
Interest expense	(1,965)	(8,171)
Gain on extinguishment of debt	22,852	—
Minority interest in consolidated real estate partnerships	99	1,195

Income (loss) before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners and income	21,290	(225)
Gain on dispositions of real estate, net of minority partners’ interest	15,633	99,710
Real estate impairment losses, net	(843)	(203)
Recovery of deficit distributions (deficit distributions) to minority partners	(59)	14,276
Income tax arising from dispositions	(164)	(26,943)

Income from discontinued operations	$35,857	$86,615

     Gain on disposition of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $1.0 million and $27.4 million for the three months ended March 31, 2007 and 2006, respectively.
     We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. We expect that all properties classified as held for sale will sell within one year from the date classified as held for sale. At March 31, 2007, assets classified as held for sale of $39.9 million included real estate net book value of $39.1 million, and liabilities related to assets classified as held for sale of $27.7 million included mortgage debt of $27.3 million. At December 31, 2006, we had assets classified as held for sale of $88.6 million and liabilities related to assets classified as held for sale of $86.9 million. Impairment losses recorded in discontinued operations for the three months ended March 31, 2007 and 2006 were $0.8 million and $0.2 million, respectively. We are also marketing for sale certain other properties that do not meet the criteria to be classified as held for sale.

Note 6 — Earnings per Unit
     We calculate earnings per share based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and Class I High Performance Units, or Class I HPUs, (which have identical rights to distributions and undistributed earnings) to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings per unit for the three months ended March 31, 2007 and 2006 (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Income (loss) from continuing operations	$(7,859)	$7,003
Less net income attributable to preferred unitholders	(18,130)	(26,973)

Numerator for basic and diluted earnings per unit — Loss from continuing operations	$(25,989)	$(19,970)

Income from discontinued operations	$35,857	$86,615

Net income	$27,998	$93,618
Less net income attributable to preferred unitholders	(18,130)	(26,973)

Numerator for basic and diluted earnings per unit— Net income attributable to common unitholders	$9,868	$66,645

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding:
Common OP Units	103,493	103,122
Class I HPUs	2,379	2,379

Total common units	105,872	105,501
Effect of dilutive securities:
Dilutive potential common units	—	—

Denominator for diluted earnings per unit	105,872	105,501

Earnings (loss) per common unit:
Basic earnings (loss) per common unit:
Loss from continuing operations (net of preferred distributions)	$(0.25)	$(0.19)
Income from discontinued operations	0.34	0.82

Net income attributable to common unitholders	$0.09	$0.63

Diluted earnings (loss) per common unit:
Loss from continuing operations (net of preferred distributions)	$(0.25)	$(0.19)
Income from discontinued operations	0.34	0.82

Net income attributable to common unitholders	$0.09	$0.63

     All of our convertible preferred OP Units are anti-dilutive on an “if converted” basis. Therefore, we deduct all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator when calculating basic and diluted earnings per common unit. For the three months ended March 31, 2007 and 2006, we have excluded from diluted earnings per unit common OP Unit equivalents related to vested and unvested stock options, restricted stock awards, and units issued for the portions of notes receivable that are non-recourse, because their effect would be anti-dilutive. For the three months ended March 31, 2007, such common OP Unit equivalents related to stock options, restricted stock awards and non-recourse shares were approximately 7.4 million, 1.0 million and 0.1 million, respectively. For the three months ended March 31, 2006, such common OP Unit equivalents related to stock options, restricted stock awards and non-recourse units were approximately 10.3 million, 1.0 million and 0.2 million, respectively. At March 31, 2007 and 2006, performance benchmarks for the Class VIII and Class IX High Performance Units had been achieved that would result in the issuance of the equivalent of approximately 824,000 and 49,000 common OP Units, respectively, if the related measurement periods had ended on those dates. Those common OP unit equivalents have been excluded in the calculation of diluted earnings per unit because their effect would be anti-dilutive.

Note 7 — Business Segments
     We have two reportable segments: real estate (owning and operating apartments) and asset management and transactions (providing asset management, investment and transaction services). Our reportable segments changed in 2007 as a result of the reorganization of certain departments and functions. These changes include a realignment of our property management services from the asset management and transactions segment to the real estate segment. In addition, the asset management and transactions segment was expanded to include certain departments involved in asset acquisitions, dispositions, and other transactional activities. Prior to the reorganization, those departments were considered to be general and administrative functions and were not associated with any operating segment.
     Our real estate segment owns and operates properties that generate rental and other property-related income through the leasing of apartment units to a diverse base of residents. We separately evaluate the performance of each of our properties. However, because the properties have similar economic characteristics, the properties are aggregated into a single real estate segment. All real estate revenues are from external customers and are not generated from transactions with other segments. No single resident or related group of residents contributed 10% or more of total revenues during the three months ended March 31, 2007 or 2006. Portions of the gross revenues earned in the asset management and transactions business are from transactions with affiliates in the real estate segment.
     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker is comprised of several members of our executive management team who use several generally accepted industry financial measures to assess the performance of the business, including net asset value, net operating income, free cash flow, funds from operations, and adjusted funds from operations. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Net operating income is generally defined as segment revenues less direct segment operating expenses. Real estate segment net operating income also reflects adjustments related to minority interest in consolidated real estate operations and our equity in unconsolidated real estate operations. Asset management and transaction segment net operating income is adjusted to reflect a portion of our interest income and certain other income, including gains on sale of non-depreciable assets.

The following table presents the revenues and net operating income of our segments for the three months ended March 31, 2007 and 2006, and reconciles net operating income of our segments to income from continuing operations as reported in our consolidated statements of income (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Real estate segment	$419,132	$393,341
Asset management and transactions segment:
Gross revenues	13,653	10,096
Elimination of intersegment revenues	(2,023)	(557)

Net revenues after elimination	11,630	9,539

Total revenues of reportable segments	$430,762	$402,880

Net operating income:
Real estate segment	$182,614	$178,908
Asset management and activity segment	8,264	10,480

Total segment net operating income of reportable segments	190,878	189,388
Expenses (income) generally excluded from segment net operating income:
Depreciation and amortization	(123,990)	(105,709)
General and administrative expenses	(21,586)	(20,237)
Other (expenses) income, net	(2,191)	(3,988)
Interest income	9,792	8,263
Provision for losses on notes receivable	(1,543)	(262)
Interest expense	(106,007)	(97,276)
Deficit distribution to minority partners	(1,270)	(2,102)
Equity in losses of unconsolidated real estate partnerships	(2,986)	(1,863)
Recoveries of real estate impairment losses, net	—	987
Gain on dispositions of unconsolidated real estate and other	20,422	9,696
Minority interest	(5,731)	5,403
Less portions of excluded items included in segment net operating income:
Other expenses (income), net	6,419	(1,952)
Interest income	(1,758)	(139)
Gain on sale of non-real estate assets	—	(5,700)
Minority interest in consolidated real estate operations	34,195	36,040
Equity in unconsolidated real estate operations	(2,503)	(3,546)

Income (loss) from continuing operations	$(7,859)	$7,003

The assets of our reportable segments are as follows (in thousands):

	March 31,	December 31,
ASSETS:	2007	2006
Total assets for reportable segments (1)	$10,060,309	$10,018,017
Corporate and other assets	259,258	285,074

Total consolidated assets	$10,319,567	$10,303,091

(1)	Total assets for reportable segments include assets associated with both the real estate and asset management and transactions business segments.

Note 8 — Transactions Involving VMS National Properties Joint Venture
     In January 2007, VMS National Properties Joint Venture (“VMS”), a consolidated real estate partnership in which we hold a 22% equity interest, refinanced mortgage loans secured by its 15 apartment properties. The existing loans had an aggregate carrying amount of $110.0 million and an aggregate face amount of $152.2 million. The $42.2 million difference between the face amount and carrying amount resulted from a 1997 bankruptcy settlement in which the lender agreed to reduce the principal amount of the loans subject to VMS’s compliance with the terms of the restructured loans. Because the reduction in the loan amount was contingent on future compliance, recognition of the inherent debt extinguishment gain was deferred. Upon refinancing of the loans in January 2007, the existing lender accepted the reduced principal amount in full satisfaction of the loans, and we recognized the $42.2 million debt extinguishment gain in earnings.
     In January 2007, eight of VMS’s properties met all conditions necessary to be classified as held for sale and reported in discontinued operations in accordance with SFAS 144. Accordingly, the $22.8 million portion of the debt extinguishment gain related to the mortgage loans that were secured by such eight properties is reported in discontinued operations. The $19.4 million portion of the debt extinguishment gain related to the mortgage loans that were secured by the seven VMS properties that are not held for sale is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other. Six of the eight properties reported in discontinued operations were sold in March 2007 at an aggregate gain of $15.5 million. Although 78% of the equity interests in VMS are held by unrelated minority partners, no minority interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings for the three months ended March 31, 2007. As required by generally accepted accounting principles, we had in prior years recognized the minority partners’ share of VMS losses in excess of the minority partners’ capital contributions. The amounts of those previously recognized losses exceeded the minority partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, the minority interest in such gains recognized in our earnings is limited to the minority interest of the Partnership. For the three months ended March 31, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations by $19.4 million, or $0.18 per unit, and increase net income by $57.7 million, or $0.55 per unit.
     We plan to complete a transaction in 2007 that will result in our acquisition of the minority partners’ interests in the seven VMS properties that are not classified as held for sale. We anticipate that the completion of this transaction will require us to transfer to the VMS minority partners consideration totaling approximately $20 million, consisting of a combination of cash and common OP Units
Note 9 — Asset Impairments
     During the three months ended March 31, 2007, we evaluated the recoverability of our $6.3 million equity investment in a group purchasing organization and a related $3.4 million note receivable. We initiated our evaluation as a result of information concerning its relationships with significant vendors. Based on our evaluation, we recorded impairments of $2.5 million in equity in losses of real estate partnerships and $1.4 million in provision for losses on notes receivable to adjust the carrying amounts of our equity investment and note receivable, respectively, to their estimated fair values.
     During the three months ended March 31, 2007, we abandoned certain internal-use software development projects and recorded a $1.8 million write-off of the capitalized costs of such projects in depreciation and amortization.
Note 10 — Recent Accounting Developments
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
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions and redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy levels, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; financing risks, including the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for residents in such markets; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to the Partnership and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
     We are engaged in the ownership, acquisition, management and redevelopment of apartment properties. Our property operations are characterized by diversification of product, location and price point. As of March 31, 2007, we owned or managed 1,237 apartment properties containing 213,681 apartment units located in 46 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
     The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value, or NAV; Funds From Operations, or FFO; FFO less spending for Capital Replacements, or AFFO; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; financial coverage ratios; and leverage as shown on our balance sheet. These terms are defined and described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; and interest rates.
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
     For 2007, our focus includes the following: enhance operations to improve and sustain customer satisfaction; obtain rate and occupancy increases to bring improved profitability; upgrade the quality of our portfolio through portfolio management, capital replacement, capital improvement and redevelopment; increase efficiency through improved business processes and automation; improve balance sheet flexibility; expand the use of tax credit equity to finance redevelopment of affordable properties; minimize our cost of capital; and monetize a portion of the value inherent in our properties with increased entitlements.
     The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements.

Results of Operations
Overview
     Three months ended March 31, 2007 compared to three months ended March 31, 2006
     We reported net income of $28.0 million and net income attributable to common unitholders of $9.9 million for the three months ended March 31, 2007, compared to net income of $93.6 million and net income attributable to common unitholders of $66.6 million for the three months ended March 31, 2006, which were decreases of $65.6 million and $56.7 million, respectively. These decreases were principally due to the following items:
•	a decrease in income from discontinued operations, primarily related to lower net gains on sales of real estate;

•	an increase in depreciation expense, reflecting depreciation on newly acquired properties and recent capital projects, as well as adjustments to accelerate depreciation on certain properties; and

•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings and acquisitions.
The effects of these items on our operating results were partially offset by:
•	an increase in net operating income from property operations, which is primarily attributable to improved operating results of same store properties; and

•	recognition of deferred debt extinguishment gains in connection with the refinancing of certain mortgage loans that had been restructured in a 1997 bankruptcy settlement.
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
     The following table summarizes the overall performance of our consolidated properties for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Rental and other property revenues	$417,036	$390,311
Property operating expenses	196,671	183,397

Net operating income	$220,365	$206,914

     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, net operating income for our consolidated property operations increased by $13.5 million, or 6.5%. This increase was primarily attributable to a $10.2 million increase in consolidated same store net operating income, which is discussed further below under “Consolidated Conventional Same Store Property Operating Results.” The operations of properties acquired in 2006 and the first quarter of 2007 resulted in a $3.4 million increase in net operating income. Affordable properties and properties undergoing redevelopment contributed increases in net operating income of $2.0 million and $1.1 million, respectively. These increases were partially offset by a $3.4 million increase in casualty losses.
     Consolidated Conventional Same Store Property Operating Results
     Same store operating results is a key indicator we use to assess the performance of our property operations and to understand the period over period operations of a consistent portfolio of properties. We define “consolidated same store”

properties as conventional properties (i) that we manage, (ii) in which our ownership interest exceeds 10%, (iii) the operations of which have been stabilized and consolidated for all periods presented and (iv) that have not been classified as held for sale. The rental property operations of our consolidated same store properties are as follows for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Consolidated same store revenues	$296,485	$282,168
Consolidated same store property operating expenses	125,589	121,478

Consolidated same store net operating income	170,896	160,690
Adjustments to reconcile same store net operating income to real estate segment net operating income (1)	50,359	48,762

Real estate segment net operating income	$221,255	$209,452

Consolidated Same Store Statistics:
Properties	392	392
Apartment units	114,557	114,557
Average physical occupancy	94.4%	94.7%
Average rent/unit/month	$839	$801

(1)	Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition and redevelopment properties), casualty gains and losses, and net operating income from property management.
     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, consolidated same store net operating income increased by $10.2 million, or 6.4%. Revenues increased by $14.3 million, or 5.1%, primarily due to higher average rent (up $38 per unit) and higher utility reimbursements. Property operating expenses increased by $4.1 million, or 3.4%, primarily due to personnel and contract services expenses.
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
     The following table summarizes the overall performance of our property management business for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Property management revenues, primarily from affiliates	$2,096	$3,030
Property management expenses	1,206	492

Net operating income from property management	$890	$2,538

     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, net operating income from property management decreased by $1.6 million, or 64.9%. This decrease reflects lower fee income resulting from the loss of management contracts in connection with sales of unconsolidated properties and certain nonrecurring expenses in 2007.
Activity Fees and Asset Management
     Activity fees are generated from transactions, including dispositions, refinancings, and tax credit syndications and redevelopments. These transactions occur on varying timetables; thus, the income varies from period to period. We have affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view activity fees as a predictable part of our core business strategy. Asset management revenue is from the financial management of partnerships, rather than management of day-to-day property operations. Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or improvement in operations that generates sufficient cash to pay the fees. Activity and asset management expenses consist primarily of the costs of departments that perform transactional activities and asset management services. These activities are conducted primarily by our taxable subsidiaries, and the related operating income is generally subject to income taxes.
     The following table summarizes the operating results of our transactional and asset management activities for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Activity fees and asset management revenues	$11,630	$9,539
Activity and asset management expenses	5,654	4,898

Net operating income from activity fees and asset management	$5,976	$4,641

     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, net operating income from activity fees and asset management increased by $1.3 million, or 28.8%. This increase is primarily attributable to a $2.0 million increase in revenues from tax credit arrangements and a $2.0 million increase in asset management fees. These increases were partially offset by a $2.0 million decrease in other transaction fee income and a $0.7 million increase in expenses related to these activities.
Depreciation and Amortization
     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, depreciation and amortization increased $18.3 million, or 17.3%. This increase reflects depreciation of $6.3 million for newly acquired properties, completed redevelopments, and other capital projects recently placed in service. Depreciation also increased by $7.8 million as a result of depreciation adjustments necessary to reduce the carrying amount of real estate to its estimated disposition value or to zero in connection with a planned demolition (see Use of Estimates in Note 2 to the consolidated financial statements in Item 1) and by $1.8 million as a result of the write-off of certain capitalized software costs (see Note 9 to the consolidated financial statements in Item 1).
General and Administrative Expenses
     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, general and administrative expenses increased $1.3 million, or 6.7%. This increase is primarily attributable to increases in employee compensation and related expenses.
Other Expenses (Income), Net
     Other expenses (income), net includes income tax provision/benefit, franchise taxes, risk management activities related to our unconsolidated partnerships, partnership administration expenses and certain non-recurring items.
     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, other expenses (income), net changed favorably by $1.8 million. The net favorable change reflects a $3.2 million increase in income tax benefits and a $1.7 million charge for one-time benefits to terminated employees in 2006 that did not recur in 2007. These favorable changes were partially offset by a $3.8 million loss in connection with the settlement of a certain litigation matter (see Insurance Litigation in Note 3 to the consolidated financial statements in Item 1).
Interest Income
     Interest income consists primarily of interest on notes receivable from non-affiliates and unconsolidated real estate partnerships, and interest earned on restricted and unrestricted cash balances.
     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, interest income increased $1.5 million, or 18.5%. This increase was principally due to higher average principal balances on notes receivable from non-affiliates and the acceleration of accretion of loan discounts in connection with the prepayment of principal on certain notes receivable during the three months ended March 31, 2007.
Interest Expense
     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, interest expense, which includes the amortization of deferred financing costs, increased $8.7 million, or 9.0%. Interest on property loans payable increased $9.9 million primarily due to higher balances resulting from refinancing activities and mortgage loans on newly acquired properties. These increases were partially offset by a $0.7 million decrease in corporate interest expense and a $0.5 million increase in capitalized interest.
Gain on Dispositions of Unconsolidated Real Estate and Other
     Gain on dispositions of unconsolidated real estate and other includes our share of gain related to dispositions of real estate within unconsolidated real estate partnerships, gain on dispositions of land and other non-depreciable assets and costs related to asset disposal activities. Changes in the level of gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period. For the three months ended March 31, 2007, gain on dispositions of unconsolidated real estate and other also includes gains on extinguishment of debt.
     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, gain on dispositions of unconsolidated real estate and other increased $10.7 million. This increase is primarily attributable to gains on extinguishment of debt totaling $19.4 million as discussed in Note 8 to the consolidated financial statements in Item 1. The overall increase was offset by lower gains related to unconsolidated entities and other assets, including the effects of $5.7 million in gains on sale of land and other non-depreciable assets in 2006 that did not recur in 2007.
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
     For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, the net effect of minority interests changed unfavorably by $11.1 million. This change is primarily attributable to the effects of a revision in our accounting treatment for tax credit arrangements effective in the third quarter of 2006, pursuant to which we now consider our tax credit partnerships to be wholly owned subsidiaries. For the three months ended March 31, 2006, minority interest in consolidated real estate partnerships included an $8.6 million benefit for the minority partners’ share of losses of tax credit partnerships. No comparable minority interest benefit was recognized for the three months ended March 31, 2007, under our revised accounting treatment.
Income from Discontinued Operations, Net
     The results of operations for properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations for all periods presented. The property-specific components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale, property-specific interest expense and debt extinguishment gains and losses to the extent there is secured debt on the property, and the associated minority interest. In addition, any impairment losses on assets held for sale and the net gain on the eventual disposal of properties held for sale are reported as discontinued operations.
     For the three months ended March 31, 2007 and 2006, income from discontinued operations, net totaled $35.9 million and $86.6 million, respectively, which includes incomes from operations after interest income, interest expense, gain on extinguishment of debt and minority interest of $21.3 million in 2007 and a loss of $0.2 million in 2006. For 2007, income from discontinued operations included the operating results of 18 properties that were sold or classified as held for sale during 2007. For 2006, income from discontinued operations included the operating results of 20 properties and the South Tower of the Flamingo South Beach property that were sold or classified as held for sale in 2006 or 2007. Due to the varying number of properties and the timing of sales, the income from operations is not comparable from year to year. For the three months ended March 31, 2007, income from discontinued operations also included a $22.8 million gain on debt extinguishment related to eight properties that were sold or classified as held for sale in 2007 (see Note 8 to the consolidated financial statements in Item 1).
     During the three months ended March 31, 2007, we sold 12 properties, resulting in a net gain on sale of approximately $15.4 million, net of $0.2 million of related income taxes. Additionally, in 2007 we recognized $0.8 million in impairment losses on assets sold or held for sale and $0.1 million of deficit distributions to minority partners. During the three months ended March 31, 2006, we sold 19 properties and the South Tower, resulting in a net gain on sale of approximately $72.8 million (which is net of $26.9 million of related income taxes). Additionally, in 2006 we recognized $0.2 million in impairment losses on assets sold or held for sale and $14.3 million of net recoveries of deficit distributions to minority partners.
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
     Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, we determined that the carrying amount for our properties to be held and used was recoverable and, therefore, we did not record any impairment losses related to such properties during the three months ended March 31, 2007 or 2006.
Notes Receivable and Interest Income Recognition
     Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner. The ultimate repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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
     We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has entered into certain closed or pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method. Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying amount and the estimated collectible amount of the notes; therefore, accretion income varies on a period-by-period basis and could be lower or higher than in prior periods.
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
     We recorded provisions for impairment losses on notes receivable of $1.5 million for the three months ended March 31, 2007. We recorded a $0.3 million provision for impairment losses on notes receivable for the three months ended March 31, 2006. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
Capitalized Costs
     We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. Capitalized “indirect costs” represent an allocation of certain regional operating center and corporate level department costs, including payroll costs, which clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital expenditure activities are capitalized where the costs of the improvements or replacements exceed $250. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.

     For the three months ended March 31, 2007 and 2006, for continuing and discontinued operations, we capitalized $6.5 million and $6.0 million of interest costs, respectively, and $19.9 million and $14.3 million of site payroll and indirect costs, respectively.
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
     For the three months ended March 31, 2007 and 2006, our FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income attributable to common unitholders (1)	$9,868	$66,645
Adjustments:
Depreciation and amortization (2)	123,990	105,709
Depreciation and amortization related to non-real estate assets	(6,623)	(4,730)
Depreciation of rental property related to minority partners’ interest and unconsolidated entities (3) (4)	(14,034)	(13,897)
Gain on dispositions unconsolidated real estate and other	(20,422)	(9,696)
Gain on dispositions of non-depreciable assets and other	19,373	5,700
Deficit distributions to minority partners, net (5)	1,270	2,102
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(15,633)	(99,710)
Depreciation of rental property, net of minority partners’ interest (3) (5)	(16,154)	8,415
Recovery of deficit distributions to minority partners, net (5)	59	(14,276)
Income tax arising from disposals	164	26,943
Preferred OP Unit distributions	18,130	24,399
Redemption related preferred OP Unit issuance costs	—	2,574

Funds From Operations	$99,988	$100,178
Preferred OP Unit Distributions	(18,130)	(24,399)
Redemption related preferred OP Unit issuance costs	—	(2,574)
Distributions on dilutive preferred securities	—	1,183

Funds From Operations attributable to common unitholders – diluted	$81,858	$74,388

Weighted average number of common units, common unit equivalents and dilutive preferred securities outstanding:
Common units and equivalents (6)	109,882	106,857
Dilutive preferred securities	—	3,512

Total	109,882	110,369

Notes:

(1)	Represents the numerator for earnings per common unit (see Note 6 to the consolidated financial statements in Item 1).

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

(3)	“Minority partners’ interest” means minority interest in our consolidated real estate partnerships.

(4)	Adjustments related to minority partners’ share of depreciation of rental property include the subtraction of $15.1 million and $17.8 million for continuing operations and discontinued operations, respectively, related to the VMS debt extinguishment gains (see Note 8 to the consolidated financial statements in Item 1). These subtractions are required because we added back the minority partners’ share of depreciation related to rental property in determining FFO in prior periods. Accordingly, the net effect of the VMS debt extinguishment gains on our FFO for the three months ended March 31, 2007 was an increase of $9.3 million.

(5)	In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated real estate partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(6)	Represents the denominator for earnings per common unit – diluted, calculated in accordance with GAAP, plus additional common unit equivalents that are dilutive for FFO.
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
     At March 31, 2007, we had $257.2 million in cash and cash equivalents, an increase of $27.3 million from December 31, 2006. At March 31, 2007, we had $314.7 million of restricted cash primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by unconsolidated partnerships. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows.
Operating Activities
     For the three months ended March 31, 2007, our net cash provided by operating activities of $84.7 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $28.3 million compared with the three months ended March 31, 2006. The decrease in operating cash flow is largely the result of significant reductions in accrued incentive compensation and other liabilities related to our operations during the three months ended March 31, 2007.

Investing Activities
     For the three months ended March 31, 2007, net cash used in our investing activities of $110.1 million consisted primarily of capital expenditures and acquisitions of real estate, partially offset by proceeds from disposition of real estate.
     Although we hold all of our properties for investment, we may sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the three months ended March 31, 2007, we sold 12 consolidated properties. These properties were sold for an aggregate sales price of $76.6 million and generated proceeds totaling $64.5 million, after the payment of transaction costs and the assumption of debt. Sales proceeds were used to repay borrowings under our revolving credit facility and for other corporate purposes.
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
     Capital Expenditures
     We classify all capital spending as Capital Replacements (which we refer to as CR), Capital Improvements (which we refer to as CI), casualties, redevelopment or entitlement. Expenditures other than casualty, redevelopment and entitlement capital expenditures are apportioned between CR and CI based on the useful life of the capital item under consideration and the period we have owned the property.
      CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CI excludes capital expenditures for casualties, redevelopment and entitlements. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. Entitlement expenditures represent expenditures incurred in connection with obtaining local governmental approvals to increase density and add residential units to a site. For the three months ended March 31, 2007, we spent a total of $18.7 million, $18.6 million, $4.1 million, $57.7 million and $6.0 million, respectively, on CR, CI, casualties, redevelopment and entitlement.

     The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties, redevelopment and entitlements for the three months ended March 31, 2007, on a per unit and total dollar basis. Per unit numbers are based on approximately 130,480 average units in the quarter including 112,500 conventional and 17,980 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Our Share of
	Expenditures	Cost Per Unit
Capital Replacements Detail:
Building and grounds	$6,066	$46
Turnover related	7,035	54
Capitalized site payroll and indirect costs and other	5,584	42

Our share of Capital Replacements	$18,685	$142

Capital Replacements:
Conventional	$17,335	$153
Affordable	1,350	73

Our share of Capital Replacements	18,685	$142

Capital Improvements:
Conventional	16,367	$145
Affordable	2,210	119

Our share of Capital Improvements	18,577	$141

Casualties:
Conventional	2,666
Affordable	1,477

Our share of casualties	4,143

Redevelopment:
Active Conventional	48,617
Active tax credit projects	798
Pre-construction and other activities	8,304

Our share of redevelopment	57,719

Entitlements	5,967

Our share of total capital expenditures	105,091
Plus minority partners’ share of consolidated spending	16,373
Less our share of unconsolidated spending	(158)

Capital expenditures per consolidated statement of cash flows	$121,306

     The above spending for CI, casualties, redevelopment and entitlements includes approximately $18.1 million, which represents our share of capitalized site payroll and indirect costs related to these activities for the three months ended March 31, 2007.
     We funded all of the above capital expenditures with cash provided by operating activities, working capital, property sales and borrowings under the revolving credit facility.
Financing Activities
     For the three months ended March 31, 2007, net cash provided by financing activities of $52.7 million was primarily attributable to proceeds from property loans, tax exempt bond financing and exercises of Aimco stock options. These cash inflows were largely offset by debt principal payments, redemption of Common OP Units, payments of distributions on Common OP Units and preferred OP Units, and distributions to minority interests.
     Mortgage Debt
     At March 31, 2007, we had $6.5 billion in consolidated mortgage debt outstanding as compared to $6.2 billion outstanding at December 31, 2006. During the three months ended March 31, 2007, we refinanced or closed mortgage loans on 42 consolidated properties, generating $503.2 million of proceeds from borrowings with a weighted average interest rate of 5.86%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to minority interests, was $216.3 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt to generate proceeds in amounts exceeding our scheduled amortizations and maturities.
     Revolving Credit Facility and Term Loans
     We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. On March 22, 2006, we amended various terms in our Credit Agreement, including the ability to request an increase in the aggregate commitments (which may be revolving or term loan commitments) by an amount not to exceed $150 million; a reduction in the interest rate spread applicable to revolving loans to LIBOR plus a margin that can range from 1.125% to 1.75%; a reduction in the interest rate spread applicable to letters of credit; a reduction in the spread applicable to term loans to LIBOR plus 1.5%; and an extension of the maturity dates from November 2, 2007, to May 1, 2009, for the revolver, and from November 2, 2009, to March 22, 2011, for the term loans.
     The aggregate amount of commitments and loans under the Credit Agreement is $850.0 million, comprised of $400.0 million in term loans and $450.0 million of revolving loan commitments. At March 31, 2007, the term loans had an outstanding principal balance of $400.0 million and an interest rate of 6.91%. At March 31, 2007, the revolving loans had an outstanding principal balance of $130.0 million and a weighted average interest rate of 6.70% (based on various weighted average LIBOR borrowings outstanding with various maturities). The amount available under the revolving credit facility at March 31, 2007, was $283.0 million (after giving effect to $37.0 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
     Partners’ Capital Transactions
     Under our shelf registration statement as of March 31, 2007, we had available for issuance approximately $500 million of debt securities, and Aimco had available for issuance approximately $877 million of debt and equity securities.
     Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of Aimco Class A Common Stock. During the three months ended March 31, 2007, Aimco repurchased 1,766,300 shares of Aimco Class A Common Stock for cash totaling $101.3 million. Currently, Aimco is authorized to repurchase up to an additional 3.9 million shares of Aimco Class A Common Stock under an original 8 million share authorization that has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
     During the three months ended March 31, 2007, Aimco issued approximately 1,370,000 shares of Common OP Units and received proceeds of $52.5 million in connection with the exercise of stock options. We issued a corresponding number of common OP Units to Aimco in exchange for such net proceeds.
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
     See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more detailed discussion of interest rate sensitivity. As of March 31, 2007, our market risk had not changed materially from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures
     The Partnership’s management, with the participation of the chief executive officer and chief financial officer of the General Partner, who are the equivalent of the Partnership’s chief executive officer and chief financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are adequate.
     Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during first quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     See the information under the heading “Legal Matters” in Note 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding legal proceedings, which information is incorporated by reference in this Item 1.
ITEM 1A. Risk Factors
     As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2007, Aimco purchased approximately 442,000 common OP Units in exchange for approximately 442,000 shares of Aimco Class A Common Stock.
     During the three months ended September 30, 2006, we repurchased 1,766,300 common OP Units from Aimco concurrently with Aimco’s repurchase of an equal number of shares of Aimco Class A Common Stock. We also redeemed 8,614 common OP Units for cash in transactions with common unitholders other than Aimco. The following table summarizes repurchases of our equity securities for the three months ended March 31, 2007:

				Maximum Number of
			Total Number of	Units that
	Total	Average	Units Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under the
	of Units	Paid	Announced Plans	Plans or Programs
Period	Purchased	per Unit	or Programs	(1)
January 1 – January 31, 2007	0	N/A	N/A	N/A
February 1 – February 28, 2007	617,202	$59.35	N/A	N/A
March 1 – March 31, 2007	1,157,712	$56.29	N/A	N/A

Total	1,774,914	$57.36	N/A

(1)	The terms of our Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of our Partnership Agreement we have not publicly announced plans or programs of repurchase.
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
Thomas M. Herzog
Executive Vice President and
Chief Financial Officer
(duly authorized officer and
principal financial officer)

	By:	/s/ SCOTT W. FORDHAM
Scott W. Fordham
Senior Vice President and
Chief Accounting Officer
Date: May 4, 2007

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