Form 10-K
period 2008-12-31
AIMCO PROPERTIES LP
filed 2009-02-27
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Partnership Common Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 25, 2009, there were 124,296,393 Partnership Common Units outstanding.

Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 27, 2009, are incorporated by reference into Part III of this Annual Report.

AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions and redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; national and local economic conditions; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for tenants in such markets; insurance risk; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.
PART I
Item 1. Business
The Partnership
AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries was formed on May 16, 1994, to engage in the acquisition, ownership, management and redevelopment of apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units, which are collectively referred to as OP Units. Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP Trust, or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. Limited Partners refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended, or the Partnership Agreement.
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
As of December 31, 2008, we owned or managed a real estate portfolio of 992 apartment properties containing 162,807 apartment units located in 44 states, the District of Columbia and Puerto Rico. Our portfolio includes garden style, mid-rise and high-rise properties.
We own an equity interest in, and consolidate the majority of, the properties in our owned real estate portfolio. These properties represent the consolidated real estate holdings in our financial statements, which we refer to as consolidated properties. In addition, we have an equity interest in, but do not consolidate for financial statement purposes, certain properties that are accounted for under the equity or cost methods. These properties represent our investment in unconsolidated real estate partnerships in our financial statements, which we refer to as unconsolidated properties. Additionally, we provide property management and asset management services to certain properties, and in certain cases, we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund. Our equity holdings and managed properties are as follows as of December 31, 2008:

	Total Portfolio
	Properties	Units

Consolidated properties	514	117,719
Unconsolidated properties	85	9,613
Property management	34	3,252
Asset management	359	32,223

Total	992	162,807

At December 31, 2008, we had outstanding 108,315,704 common OP Units, 28,164,846 preferred OP Units and 2,344,719 High Performance Units (see Note 11 to the consolidated financial statements in Item 8).
Since Aimco’s initial public offering in July 1994, we have completed numerous transactions, including purchases of properties and interests in entities that own or manage properties, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to a peak of over 2,100 properties with 379,000 apartment units. As of December 31, 2008, our portfolio of owned and/or managed properties consists of 992 properties with 162,807 apartment units.
Except as the context otherwise requires, “we,” “our” and “us” refer to the Partnership and the Partnership’s consolidated entities, collectively. Except as the context otherwise requires, “Aimco” refers to Aimco and Aimco’s consolidated entities, collectively. As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a limited partner in a limited partnership or a member in a limited liability company.
Available Information
We do not maintain a website; however, Aimco does, and it makes all of its filings with the Securities and Exchange Commission, or SEC, available free of charge as soon as reasonably practicable through its website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report. We will furnish copies of the Partnership’s filings free of charge upon written request to Aimco’s corporate secretary.
Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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

We strive to meet our objectives through:
•	property operations — using scale and technology to increase the effectiveness and efficiency of attracting and retaining apartment residents;
•	portfolio management — allocating capital among geographic markets and apartment property types such as Class A, Class B and Class C with redevelopment potential;
•	redevelopment of properties — making substantial upgrades to the physical plant and, sometimes, to the services offered to residents;
•
earning fee income from providing investment management services such as property management, financial management, accounting, investor reporting, property debt financings, tax credit syndication, redevelopment and construction management;

•	managing our cost and risk of capital by using leverage that is largely long-term, laddered in maturity, non-recourse and property specific; and
•	reducing our general and administrative and certain other costs consistent with the reduced size of our portfolio.
Our business is organized around three core activities: Property Operations, Redevelopment, and Investment Management. These three core activities, along with our financial strategy, are described in more detail below.
Property Operations
Our portfolio is comprised of two business components: conventional and affordable. Our conventional operations, which are market-rate apartments with rents paid by the resident, include 310 properties with 93,444 units. Our affordable operations consist of 289 properties with 33,888 units, with rents that are generally paid, in whole or part, by a government agency. Affordable properties tend to have relatively more stable rents and higher occupancy due to government rent payments and thus are much less affected by market fluctuations.
We operate a broad range of property types, from suburban garden-style to urban high-rise properties in 44 states, the District of Columbia and Puerto Rico at a broad range of average monthly rental rates, with most between $700 and $1,200 per month, and reaching as high as $10,000 per month at some of our premier properties. This diversification insulates us, to some degree, from inevitable downturns in any one market.
Our property operations currently are organized into five areas, which are further subdivided according to our target markets, which are the largest 20 U.S. markets as measured by total market capitalization, or the total market value of institutional-grade apartment properties in a particular market. To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations within each area to an Area Vice President, or AVP, with regular senior management reviews. To enable the AVPs to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated an area financial officer to support each AVP, and with the exception of routine maintenance, our specialized Construction Services group manages all on-site improvements, thus reducing the need for AVPs to spend time on oversight of construction projects.
We seek to improve our corporate-level oversight of property operations by developing better systems, standardizing business goals, operational measurements and internal reporting, and enhancing financial controls over field operations. Our objectives are to focus on the areas discussed below:
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

•
Resident Selection and Retention. In apartment properties, neighbors are a meaningful part of the product, together with the location of the property and the physical quality of the apartment units. Part of our property operations strategy is to focus on resident acquisition and retention — attracting and retaining credit-worthy residents who are good neighbors. We have structured goals and coaching for all of our sales personnel, a tracking system for inquiries and a standardized renewal communication program. We have standardized residential financial stability requirements and have policies and monitoring practices to maintain our resident quality.

•
Revenue Management. For our conventional properties, we are focusing on people, processes and technology to build a revenue management model that is competitive with the best in our industry. We seek to increase revenue by optimizing the balance between rental and occupancy rates. We are also focused on the automation of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We have standardized policies for new and renewal pricing with timely data and analyses by floor-plan, thereby enabling us to maximize our ability to modify pricing, even in challenging sub-markets. During 2008, we established a centralized revenue management team with leaders from the airline, hospitality and property management industries, and centralized our rental rate pricing function in partnership with our area portfolio management teams.

•
Controlling Expenses. Cost controls are accomplished by local focus at the area level and by taking advantage of economies of scale at the corporate level. As a result of the size of our portfolio and our area concentrations of properties, we have the ability to spread over a large property base fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance and information technology.

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

Capital Replacements and Capital Improvements
We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2008, we spent $101.4 million (our share), or $799 per owned apartment unit, for Capital Replacements, which represent the share of expenditures that are deemed to replace the consumed portion of acquired capital assets. Additionally, we spent $124.9 million (our share), or $985 per owned apartment unit, for Capital Improvements, which are non-redevelopment capital expenditures that are made to enhance the value, profitability or useful life of an asset from its original purchase condition.
Redevelopment
In addition to maintenance and improvements of our properties, we focus on the redevelopment of certain properties each year. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. Redevelopment work also includes seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add residential units to a site. We have historically undertaken a range of redevelopment projects: from those in which a substantial number of all available units are vacated for significant renovations to the property, to those in which there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis. We have a specialized Redevelopment and Construction Services group, which includes developers, engineers, architects and construction managers, to oversee these projects.
Our share of 2008 redevelopment expenditures on active and completed projects totaled $226.3 million and $113.9 million in conventional and affordable redevelopment projects, respectively. During 2008, we completed redevelopment projects at 13 conventional properties and 21 affordable properties with 6,524 and 2,903 units, respectively. During 2008, we delivered 4,817 conventional and 1,780 affordable redeveloped units, respectively, some of which are part of redevelopment projects completed in 2008 and some of which are part of ongoing projects. As of December 31, 2008, we had 37 conventional and four affordable redevelopment projects at various stages of completion.
In 2009, we expect to decrease our redevelopment expenditures, with an investment between $50.0 and $75.0 million in conventional redevelopment projects and between $30.0 and $45.0 million in affordable redevelopment projects, predominantly funded by third-party tax credit equity.

Investment Management
Investment management includes activities related to our owned portfolio of properties as well as services provided to affiliated partnerships. Activities and services that fall within Investment Management include portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. Within our owned portfolio, we refer to these activities as “Portfolio Management” and they include strategic portfolio and capital allocation decisions through transactions to buy, sell or modify our ownership interest in properties, including through the use of partnerships and joint ventures. The purpose of these transactions is to adjust our investments to reflect our decisions regarding target allocations to geographic markets and to investment types. When we provide these services with respect to our own investments, there is no separate compensation and their benefit is seen in property operating results and in investment gains. For affiliated partnerships, we refer to these activities as “Asset Management,” and they include property management, financial management, accounting, investor reporting, property debt financings, tax credit syndication, redevelopment and construction management. When we provide these services to affiliated partnerships, we are separately compensated through fees paid by third party investors. Those fees may be recognized in a subsequent period upon the occurrence of a current transaction or a transaction expected to close within twelve months, or improvement in operations that generates sufficient cash to pay the fees. Although many teams at Aimco are involved in the delivery of these services, the negotiation of transactions for Aimco’s account and the oversight of services provided to others is primarily the responsibility of our Investment Management team.
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
During 2007, we refined our geographic allocation strategy to focus on our target markets. We believe these markets to be deep, relatively liquid and to possess desirable long-term growth characteristics. They are primarily coastal markets, and also include a number of Sun Belt cities and Chicago, Illinois. We may also invest in other markets on an opportunistic basis. Following this strategy through dispositions, acquisitions and redevelopment spending, we have reduced our investment in markets outside our target markets and increased our investment in our target markets. We expect that increased geographic focus will also add to our investment knowledge and increase operating efficiencies based on local economies of scale.
Portfolio management also includes dispositions of properties located within markets we intend to exit, properties in less favored locations within our target markets and properties that do not meet our long-term investment criteria. Property sales proceeds are used to fund redevelopment spending, acquisitions, and other corporate purposes, such as debt reduction, preferred unit redemptions or purchases and special distributions. In 2008, we sold 130 conventional properties generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $852.2 million. In 2008, we exited six markets, and as of December 31, 2008, our conventional portfolio included 310 properties with 93,444 units in 40 markets.
As of December 31, 2008, conventional properties in our target markets comprised 84.2% of our Net Asset Value (which is the estimated fair value of our assets, net of debt, or NAV) attributable to our conventional properties. Our top five markets by NOI contribution include the metropolitan areas of Washington, D.C.; Los Angeles, California; “Other” Florida (which is comprised of Ft. Lauderdale, Jacksonville, Orlando, Palm Beach County and Tampa); Chicago, Illinois and Boston, Massachusetts.
During 2008, we invested in our conventional portfolio primarily by funding redevelopment. In 2008, we invested $226.3 million in redevelopment of properties in our conventional portfolio. We also completed acquisitions of three conventional properties, containing approximately 470 residential units for an aggregate purchase price of approximately $111.5 million (excluding transaction costs). These properties are located in San Jose, California, Brighton, Massachusetts and Seattle, Washington.
Portfolio management can include the use of partnerships and joint ventures to allow us to attract and serve high quality investment partners, and to rebalance efficiently our geographic market allocation of capital while maintaining our local operating platform and its operational scale.

Affordable Portfolio Management
The portfolio management strategy for our affordable portfolio is similar to that for our conventional portfolio. During 2008, we invested $113.9 million in redevelopment of affordable properties, funded primarily by proceeds from the sale of tax credits to institutional partners. As with conventional properties, we also seek to dispose of properties that are inconsistent with our long-term investment and operating strategies. During 2008, we sold 25 properties from our affordable portfolio, including six unconsolidated properties, generating net cash proceeds to us, after repayment of existing debt, payment of transaction costs and distributions to limited partners, of $169.8 million. As of December 31, 2008, our affordable portfolio included 289 properties with 33,888 units.
Financial Strategy
We are focused on improving liquidity and balancing our sources and uses of cash. During 2008, using proceeds from asset dispositions, we repaid in full our $75.0 million term loan which was scheduled for payment in September 2009, repaid all of the outstanding amounts due on our revolving credit facility and repurchased approximately $27.0 million of outstanding variable rate preferred OP Units. Also during 2008, in connection with property dispositions, we repaid approximately $1.1 billion in non-recourse property debt. As of December 31, 2008, the amount available under our revolving credit facility, which matures in May 2010 (inclusive of a one-year extension option we expect to exercise) was $578.8 million (after giving effect to $56.2 million outstanding for undrawn letters of credit issued under the revolving credit facility). Additionally, we had $72.0 million of available capacity on our $200.0 million non-recourse secured credit facility which, inclusive of two one-year extension options, matures in October 2012. During 2009, we intend to use proceeds from asset dispositions to continue to reduce the remaining balance on our term loan, which matures in March 2011. That term loan has an outstanding balance of $350.0 million after we repaid $50.0 million in January 2009. Other than the term loan and any borrowings under the revolving credit facility, we have no recourse corporate debt.
Our revolving credit facility includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, aggregate recourse indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt. The credit facility includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our funds from operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain our REIT status. These covenants are calculated on a quarterly basis and are monitored as various strategic decisions are considered. We were in compliance with all such covenants as of December 31, 2008.
We are also focused on minimizing our cost of capital on a risk-adjusted basis. We primarily use non-recourse property debt with laddered maturities and minimize reliance on corporate debt. The lower risk inherent in non-recourse property debt permits us to operate with higher debt leverage and a lower weighted average cost of capital. We use floating rate property and corporate debt to provide lower interest costs over time at a level that considers acceptable earnings volatility. During 2008, we closed property loans totaling $962.2 million at an average interest rate of 5.51%, which included the refinancing of property loans totaling $472.9 million with prior interest rates averaging 5.58%. In addition to the refinancing activity, the property loans included new financings on existing properties, redevelopment loans and the modification of terms on existing property debt. In 2009, 2010 and 2011, 38 property loans will mature and our share of these maturities totals $273.9 million, $279.9 million and $102.3 million, respectively. We expect to refinance a number of such loans in the first half of 2009.
Competition
In attracting and retaining residents to occupy our properties we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services. The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. In certain markets there exists oversupply of single family homes and condominiums and household consolidation, both of which affect the pricing and occupancy of our rental apartments. Additionally, we compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping and managing apartment properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price that we pay in such acquisitions.

Taxation
We are treated as a “pass-through” entity for United States Federal income tax purposes and are not subject to United States Federal income taxation. Each of our partners, however, is subject to tax on his allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits, or Partnership Tax Items, for each taxable year during which he is a partner, regardless of whether he receives any actual distributions of cash or other property from us during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by us, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Partnership Agreement. The General Partner is our “tax matters partner” for United States Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of us with respect to tax matters.
Taxation of Aimco
Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with its taxable year ended December 31, 1994, and intends to continue to operate in such a manner. Aimco’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco qualifies for taxation as a REIT, it will generally not be subject to United States Federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Even if Aimco qualifies as a REIT, it may be subject to United States Federal income and excise taxes in various situations, such as on its undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between it and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. Aimco and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business or Aimco’s stockholders reside. In addition, Aimco could also be subject to the alternative minimum tax, or AMT, on its items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment. Any taxes imposed on Aimco reduce its and our operating cash flow and net income.
Certain of Aimco’s operations (property management, asset management, risk, etc.) are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and, as such, is subject to United States Federal corporate income tax. Aimco uses TRS entities to facilitate its ability to offer certain services and activities to its residents and investment partners, as these services and activities generally cannot be offered directly by the REIT.
Regulation
General
Apartment properties and their owners are subject to various laws, ordinances and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws, such as legislation that has been considered in New York, or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.
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

Insurance
Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling, litigation management and loss reserving procedures to manage our exposure.
Employees
At December 31, 2008, we had approximately 4,500 employees, of which approximately 3,400 were at the property level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. Unions represent approximately 120 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.
As further described in Note 3 to the consolidated financial statements in Item 8, we initiated an organizational restructuring during 2008. As a result of the restructuring, we plan to eliminate approximately 300 jobs on or before March 1, 2009, with reductions in staffing within corporate, redevelopment and construction services, property management and investment management functions. Approximately half of the planned job eliminations had been completed at December 31, 2008.
Item 1A. Risk Factors
The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
Our existing and future debt financing could render us unable to operate, result in foreclosure on our properties, prevent us from making distributions on our equity or otherwise adversely affect our liquidity.
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the properties and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2008, substantially all of the properties that we owned or controlled were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
Our strategy is generally to incur debt to increase the return on our capital while maintaining acceptable coverage ratios. For the year ended December 31, 2008, we had a ratio of free cash flow (net operating income less spending for capital replacements) to combined interest expense and preferred OP Unit distributions of 1.43:1. For the year ended December 31, 2008, as calculated based on the provisions in our credit agreement, which is further discussed in Note 7 to the consolidated financial statements in Item 8, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.63:1 and a ratio of earnings to fixed charges of 1.43:1.
At December 31, 2008, we had swap positions with two financial institutions totaling $422.1 million. The related swap agreements provide for collateral calls to maintain specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets. Recently, the United States credit markets have experienced significant liquidity disruptions which have caused the spreads on debt financings to widen considerably and have made obtaining financing, both non-recourse property debt and corporate borrowings, such as our term loan or revolving credit facility, more difficult.

Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credits markets which would adversely affect our ability to obtain non-recourse property debt financing. Additionally, further or prolonged disruptions in the credit markets could lead to the failure of additional financial companies, some of which may have financial commitments within our revolving credit facility. This may affect our access to liquidity through our credit facility’s scheduled maturity in May 2010 (inclusive of a one year extension option we expect to exercise). When the revolving credit facility matures, disruptions in the credit markets may also affect our ability to renew such credit facility with similar commitments.
If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure on the properties securing such debt and loss of income and asset value , each of which would adversely affect our liquidity.
Increases in interest rates would increase our interest expense and reduce our profitability.
As of December 31, 2008, we had approximately $1,309.5 million of variable-rate indebtedness outstanding and $73.0 million of variable rate preferred OP Units outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was $563.4 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate (previously the Bond Market Association index), which since 1989 has averaged 69% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 1.0% (0.69% in tax-exempt interest rates) with constant credit risk spreads would result in our income before minority interests being reduced by $11.6 million and our income attributable to common unitholders being reduced by $12.0 million on an annual basis. At December 31, 2008, we had approximately $717.2 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. We also had approximately $127.3 million of variable rate debt associated with our redevelopment activities, for which we capitalize a portion of the interest expense. The effect of our interest bearing assets and of capitalizing interest on variable rate debt associated with our redevelopment activities would partially reduce the effect of an increase in variable interest rates. Considering these offsets, the same increase in 30-day LIBOR would result in our income before minority interests being reduced by $3.1 million and our income attributable to common unitholders being reduced by $4.6 million on an annual basis.
Failure to generate sufficient net operating income may limit our ability to fund necessary capital expenditures, or adversely affect our ability to pay distributions.
Our ability to fund necessary capital expenditures on our properties depends on our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our properties, we may not be able to preserve the competitiveness of our properties, which could adversely affect our net operating income.
Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Our net operating income and liquidity may be adversely affected by events or conditions beyond our control, including:
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
Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our credit facility provides, among other things, that we may make distributions to our investors during any four consecutive fiscal quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. Our outstanding classes of preferred OP Units prohibit the payment of distributions on our common OP Units if we fail to pay the distributions to which the holders of the preferred OP Units are entitled.
Because real estate investments are relatively illiquid, we may not be able to sell properties when appropriate.
Real estate investments are relatively illiquid and cannot always be sold quickly. Our freedom to sell properties is also restricted by REIT tax rules applicable to Aimco. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. We also intend to use proceeds from property sales to repay our corporate debt. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.
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
Our subsidiaries may be prohibited from making distributions and other payments to us.
All of our properties are owned, and all of our operations are conducted, by us and our subsidiaries. As a result, we depend on distributions and other payments from our subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.
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

•	loss of a key member of a project team could adversely affect our ability to deliver redevelopment projects on time and within our budget.

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
We are self-insured for certain risks, and the cost of insurance, increased claims activity or losses resulting from catastrophic events may affect our operating results and financial condition.
We are self-insured for a portion of our consolidated properties’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood and other perils. We recognize casualty losses or gains based on the net book value of the affected property and any related insurance proceeds. In many instances, the actual cost to repair or replace the property may exceed its net book value and any insurance proceeds. We also insure certain unconsolidated properties for a portion of their exposure to such losses. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage and general liability exposure. With respect to our insurance obligations to unconsolidated properties and our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance (or reinsurance where we insure unconsolidated properties) to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks. The extent of our losses in connection with catastrophic events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather trend affecting a region may have a significant impact on our financial condition and results of operations. We cannot accurately predict catastrophes, or the number and type of catastrophic events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. While we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from catastrophic events in the future that exceed our previous experience and assumptions.
We depend on our senior management.
Our success depends upon the retention of our senior management, including Terry Considine, Aimco’s chief executive officer. There are no assurances that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees. The loss of any member of senior management could adversely affect our ability to pursue effectively our business strategy.

Government housing regulations may limit the opportunities at some of our properties and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies.
We own consolidated and unconsolidated equity interests in certain properties and manage other properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax-credit equity, or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. We usually need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property. We may not always receive such approval.
During 2008, 2007 and 2006, for continuing and discontinued operations, our rental revenues include $119.1 million, $123.8 million and $135.2 million, respectively, of subsidies from government agencies. Any loss of such benefits would adversely affect our liquidity and results of operations.
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
Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.

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
Aimco believes it operates, and has always operated, in a manner that enables it to meet the requirements for qualification as a REIT for Federal income tax purposes. However, Aimco’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. These requirements are complex and accordingly there can be no assurances that the Internal Revenue Service will not contend that Aimco has violated provisions of the Code and fails to qualify as a REIT. If Aimco fails to qualify as a REIT, we would then be in default under our primary credit facilities.
REIT distribution requirements limit our available cash.
REIT distribution requirements limit Aimco’s available cash. As a REIT, Aimco is subject to annual distribution requirements. As Aimco’s operating partnership, we pay distributions intended to enable Aimco to satisfy these distribution requirements. This limits the amount of cash we have available for other business purposes, including amounts to fund growth.

Aimco’s charter and Maryland law may limit the ability of a third party to acquire control of Aimco and, therefore, the Partnership.
A third party is not likely to make an offer to acquire the Partnership unless that third party is also acquiring control of Aimco. The 8.7% ownership limit in Aimco’s charter may have the effect of precluding acquisition of control of Aimco by a third party without the consent of Aimco’s board of directors. Aimco’s charter authorizes its board of directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2008, 426,157,736 shares were classified as Aimco Class A Common Stock, of which 101,176,232 were outstanding, and 84,429,764 shares were classified as preferred stock, of which 24,950,146 were outstanding. Under Aimco’s charter, its board of directors has the authority to classify and reclassify any of Aimco’s unissued shares of preferred stock into shares of capital stock with such preferences, rights, powers and restrictions as Aimco’s board of directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control was in the best interests of Aimco’s stockholders or the Partnership’s Limited Partners.
Maryland business statutes may limit the ability of a third party to acquire control of Aimco and, therefore, the Partnership.
As noted above, a third party is not likely to make an offer to acquire the Partnership unless that third party is also acquiring control of Aimco. As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire Aimco and of increasing the difficulty of consummating any such offers, even if an acquisition would be in the best interests of Aimco’s stockholders or the Limited Partners. The Maryland General Corporation Law restricts mergers and other business combination transactions between Aimco and any person who acquires beneficial ownership of shares of Aimco’s stock representing 10% or more of the voting power without prior approval of Aimco’s board of directors. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. Maryland law also provides generally that a person who acquires shares of Aimco’s capital stock that represent 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, Maryland law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. In addition, Maryland law provides that corporations that:
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

To date, Aimco has not made any of the elections described above. However, these provisions of Maryland law could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control was in the best interests of Aimco’s stockholders or the Partnership’s Limited Partners.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our properties are located in 44 states, the District of Columbia and Puerto Rico. Our geographic allocation strategy focuses on target markets which are grouped by region below. The following table sets forth information on all of our property operations as of December 31, 2008 and 2007:

	2008		2007
	Number of	Number	Number of	Number
	Properties	of Units	Properties	of Units

Conventional:
Pacific	38	10,504	39	10,616
Northeast	66	20,169	70	23,490
Sunbelt	104	30,928	144	39,554
Chicago	19	5,555	22	6,344

Total target markets	227	67,156	275	80,004
Opportunistic and other markets	83	26,288	164	47,528

Total conventional owned and managed	310	93,444	439	127,532

Affordable owned and managed	289	33,888	312	37,104
Property management	34	3,252	36	3,228
Asset management	359	32,223	382	35,176

Total	992	162,807	1,169	203,040

At December 31, 2008, we owned an equity interest in and consolidated 514 properties containing 117,719 apartment units, which we refer to as “consolidated properties.” These consolidated properties contain, on average, 229 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers and tennis courts. Many of the apartment units offer features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III — Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2008, we held an equity interest in and did not consolidate 85 properties containing 9,613 apartment units, which we refer to as “unconsolidated properties.” In addition, we provided property management services for 34 properties containing 3,252 apartment units, and asset management services for 359 properties containing 32,223 apartment units. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.
Substantially all of our consolidated properties are encumbered by mortgage indebtedness. At December 31, 2008, our consolidated properties classified as held for use in our consolidated balance sheet were encumbered by aggregate mortgage indebtedness totaling $6,281.1 million having an aggregate weighted average interest rate of 5.55%. Such mortgage indebtedness was secured by 497 properties with a combined net book value of $8,005.6 million. Included in the 497 properties, we had a total of 37 mortgage loans on 25 properties, with an aggregate principal balance outstanding of $483.7 million, that were each secured by property and cross-collateralized with certain (but not all) other mortgage loans within this group of mortgage loans (see Note 6 of the consolidated financial statements in Item 8 for additional information about our indebtedness).
Item 3. Legal Proceedings
See the information under the caption “Legal Matters” in Note 8 of the consolidated financial statements in Item 8 for information regarding legal proceedings, which information is incorporated by reference in this Item 3.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no public market for the OP Units, and we do not intend to list the OP Units on any securities exchange. In addition, the Partnership Agreement restricts the transferability of OP Units. The following table sets forth the distributions declared per common OP Unit in each quarterly period during the two years ended December 31, 2008 and 2007:

					Distributions	Distributions
					Declared	Declared
					(per unit,	(per unit,
					adjusted)	adjusted)
Quarter Ended	2008		2007		2008 (2)	2007 (2)

December 31	$3.88	(1)	$3.11	(1)	$3.22	$2.18
September 30	3.00	(1)	0.60		2.20	0.42
June 30	0.60		0.60		0.44	0.42
March 31	0.00		0.00		0.00	0.00

(1)
During 2007 and 2008, we declared special distributions, which were paid part in cash and part in common OP Units issued to Aimco. These special distributions were in connection with special dividends declared by Aimco’s board of directors to address taxable gains from 2007 and 2008 property sales.

					Portion	Portion Paid		Effective
				Total	Paid to	to Aimco in	Common	Increase in
Declaration	Payment	Distribution	Total	Cash	Aimco in	common OP	OP Units	Units on
Date	Date	Declared	Distribution	Paid	Cash	Units	issued	Record Date
December 21, 2007	January 30, 2008	$2.51	$257.2 million	$79.3 million	$55.0 million	$177.9 million	4,594,074	4.48%
July 18, 2008	August 29, 2008	$3.00	$285.5 million	$80.0 million	$51.4 million	$205.5 million	5,731,310	6.02%
October 16, 2008	December 1, 2008	$1.80	$176.6 million	$70.3 million	$53.2 million	$106.4 million	12,572,267	12.81%
December 18, 2008	January 29, 2009	$2.08	$230.1 million	$80.3 million	$60.6 million	$149.8 million	15,627,330	14.12%

(2)	Distributions declared per unit have been retroactively adjusted for the effect of additional common OP Units issued to Aimco pursuant to the special distributions discussed in Note (1) above.
Aimco’s board of directors determines and declares Aimco’s dividends. In making a dividend determination, Aimco’s board of directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs and other uses of cash, such as for deleveraging and accretive investment activities, including the repurchase of Aimco’s Class A Common Stock and preferred stock. Aimco previously announced that it intends to adjust its regular annual per share dividend from $2.40 (or $0.60 per quarter) to $1.00 (or $0.25 per quarter). Aimco’s board of directors may further adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing facts and circumstances. We intend for our distributions to be consistent with Aimco’s dividends.
On February 25, 2009, there were 124,296,393 common OP Units outstanding, held by 2,622 unitholders of record.
Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments).

During the three and twelve months ended December 31, 2008, approximately 3,400 and 114,200 common OP Units were redeemed in exchange for an equal number of shares of Aimco Class A Common Stock, respectively (4,400 and 160,000 common OP Units, respectively, after adjustment for the shares of Aimco Class A Common Stock issued pursuant to the special dividends declared by Aimco’s board of directors). During the three and twelve months ended December 31, 2008, no preferred OP Units were issued in exchange for shares of Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for the three months ended December 31, 2008:

			Total Number of
			Units Purchased	Maximum Number
			as Part of	of Units that
			Publicly	May Yet Be
	Total Number	Average	Announced	Purchased Under
	of Units	Price Paid	Plans or	Plans or
Fiscal period (2)	Purchased	per Unit	Programs (1)	Programs (1)

October 1 – October 31, 2008	2,018,900	$24.77	N/A	N/A
November 1 – November 30, 2008	908	18.48	N/A	N/A
December 1 – December 31, 2008	442	11.98	N/A	N/A

Total	2,020,250	$24.75

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

(2)
During the year ended December 31, 2008, we repurchased approximately 13.9 million common OP Units concurrent with Aimco’s repurchase of an equal number of shares of Aimco Class A Common stock for approximately $473.5 million, or $34.02 per unit, or 19.3 million common OP Units for $24.48 per unit, as adjusted for common OP Units issued to Aimco in the special distributions discussed in Note 1 to the consolidated financial statements in Item 8. Also during the year ended December 31, 2008, we redeemed approximately 49,800 common OP Units for approximately $2.0 million in transactions with common OP unitholders other than Aimco.

Distribution Payments
Our Credit Agreement includes customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary for Aimco to maintain its REIT status.

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

	For the Years Ended December 31,
	2008	2007 (1)	2006 (1)	2005 (1)	2004 (1)
	(dollar amounts in thousands, except per unit data)
OPERATING DATA:
Total revenues	$1,457,918	$1,376,820	$1,274,163	$1,058,290	$950,894
Total operating expenses	(1,253,151)	(1,135,065)	(1,044,052)	(873,442)	(759,647)
Operating income	204,767	241,755	230,111	184,848	191,247
Income (loss) from continuing operations (2)	(118,863)	(57,462)	(54,040)	(32,923)	51,045
Income from discontinued operations, net (3)	594,358	91,579	251,104	113,669	246,033
Cumulative effect of change in accounting principle	—	—	—	—	(3,957)
Net income	475,495	34,117	197,064	80,744	293,121
Net income attributable to preferred unitholders	61,354	73,144	90,527	98,946	96,922
Net income (loss) attributable to common unitholders	414,141	(39,027)	106,537	(18,202)	196,199
Earnings (loss) per common unit — basic and diluted (4):
Loss from continuing operations (net of income attributable to preferred unitholders)	$(1.38)	$(0.87)	$(0.96)	$(0.88)	$(0.31)
Net income (loss) attributable to common unitholders	$3.17	$(0.26)	$0.70	$(0.12)	$1.32

BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$8,102,873	$7,887,547	$7,325,722	$6,546,807	$6,029,368
Total assets	9,418,008	10,620,597	10,303,091	10,031,759	10,086,229
Total indebtedness	6,777,121	6,402,972	5,612,045	4,874,966	4,249,107
Partners’ capital	1,435,140	1,876,006	2,537,602	2,945,402	3,291,087

OTHER INFORMATION:
Distributions declared per common unit (4)	$5.86	$3.02	$1.69	$2.10	$1.69
Total consolidated properties (end of period)	514	657	703	619	676
Total consolidated apartment units (end of period)	117,719	153,758	162,432	158,548	169,932
Total unconsolidated properties (end of period)	85	94	102	264	330
Total unconsolidated apartment units (end of period)	9,613	10,878	11,791	35,269	44,728
Units managed (end of period) (5)	35,475	38,404	42,190	46,667	49,074

(1)
Certain reclassifications have been made to conform to the 2008 presentation. These reclassifications primarily represent presentation changes related to discontinued operations in accordance with Statement of Financial Accounting Standards No. 144.

(2)
Loss from continuing operations for the year ended December 31, 2008, includes a $107.5 million pre-tax provision for impairment losses on real estate development assets, which is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(3)
Income from discontinued operations for the year ended December 31, 2008, includes $618.2 million in gains on disposition of real estate, net of minority partners’ interest, resulting from the sale of 151 properties, which is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(4)
Per unit amounts for each of the periods presented have been retroactively adjusted for the effect of common OP Units issued to Aimco in connection with special distributions paid during 2008 and in January 2009 (see Note 1 to the consolidated financial statements in Item 8 for further discussion of the special distributions).

(5)
The years ended 2008, 2007, 2006, 2005 and 2004 include 32,223, 35,176, 38,617, 41,421 and 41,233 units, respectively, for which we provide asset management services only, although in certain cases we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a limited partnership engaged in the acquisition, ownership, management and redevelopment of apartment properties. We are the operating partnership for Aimco, which is a self-administered and self-managed real estate investment trust, or REIT. Our property operations are characterized by diversification of product, location and price point. As of December 31, 2008, we owned or managed 992 apartment properties containing 162,807 units located in 44 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: NAV; Funds From Operations, or FFO; Adjusted Funds From Operations, or AFFO, which is FFO less spending for Capital Replacements; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. FFO and Capital Replacements are defined and further described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
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
As the financial and economic environment became more challenging during 2008, we focused on: serving and retaining residents; controlling costs and increasing efficiency through improved business processes and automation; controlling capital spending; minimizing our cost of capital, building cash and reducing leverage; and upgrading the quality of our portfolio through portfolio management. Additionally, in connection with 2008 property sales and expected reductions in redevelopment and transactional activities, we initiated an organizational restructuring during the fourth quarter of 2008. We expect 2009 to continue to be very difficult and will continue to evaluate our activities and organizational structure and intend to adjust as necessary.
Our portfolio management strategy includes property dispositions and acquisitions aimed at concentrating our portfolio in our target markets. Over the next two years and subject to market conditions and various REIT requirements, we expect to sell approximately $2.0 billion of conventional and affordable assets located primarily outside these target markets.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.
Results of Operations
Overview
2008 compared to 2007
We reported net income of $475.5 million and net income attributable to common unitholders of $414.1 million for the year ended December 31, 2008, compared to net income of $34.1 million and net loss attributable to common unitholders of $39.0 million for the year ended December 31, 2007, increases of $441.4 million and $453.1 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail below:
•	an increase in income from discontinued operations, primarily related to higher net gains on sales of real estate;
•	an increase in gain on dispositions of unconsolidated real estate and other, primarily related to our disposition in 2008 of interests in two unconsolidated real estate partnerships; and
•	an increase in net operating income associated with property operations, reflecting improved operations of our same store properties and other properties.
The effects of these items on our operating results were partially offset by:
•	a provision for impairment losses on real estate development assets;
•	an increase in depreciation and amortization expense, primarily related to completed redevelopments; and
•	a restructuring provision recognized during the fourth quarter of 2008.
2007 compared to 2006
We reported net income of $34.1 million and net loss attributable to common unitholders of $39.0 million for the year ended December 31, 2007, compared to net income of $197.1 million and net income attributable to common unitholders of $106.5 million for the year ended December 31, 2006, decreases of $163.0 million and $145.5 million, respectively. These decreases were principally due to the following items, all of which are discussed in further detail below:
•	a decrease in income from discontinued operations, primarily due to decreases in net gains on dispositions of real estate;
•	an increase in interest expense, reflecting higher loan principal balances resulting from refinancings, share repurchases and acquisitions; and
•	an increase in depreciation and amortization expense, primarily related to completed redevelopments and newly consolidated properties.
The effects of these items on our operating results were partially offset by:
•	an increase in net operating income associated with property operations, reflecting improved operations of our same store properties and other properties; and
•	the recognition in 2007 of deferred debt extinguishment gains in connection with the refinancing of certain mortgage loans that had been restructured in a 1997 bankruptcy settlement.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Business Segment Operating Results
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and investment management (portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities). Several members of our executive management team comprise our chief operating decision maker, as defined in FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and use various generally accepted industry financial measures to assess the performance and financial condition of the business, including: NAV; FFO; AFFO; same store property operating results; net operating income; Free Cash Flow; Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.

Real Estate Segment
Our real estate segment involves the ownership and operation of properties that generate rental and other property-related income through the leasing of apartment units. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.
The following table summarizes our real estate segment’s net operating income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Real estate segment revenues:
Rental and other property revenues	$1,350,950	$1,296,142	$1,212,958
Property management revenues, primarily from affiliates	6,345	6,923	12,312

	1,357,295	1,303,065	1,225,270

Real estate segment expenses:
Property operating expenses	626,001	596,902	549,716
Property management expenses	5,385	6,678	6,289

	631,386	603,580	556,005

Real estate segment net operating income	$725,909	$699,485	$669,265

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

	Year Ended December 31,
	2008	2007	Change
Consolidated same store revenues	$837,748	$821,287	2.0%
Consolidated same store expenses	325,514	329,122	-1.1%

Same store net operating income	512,234	492,165	4.1%
Reconciling items (1)	213,675	207,320	3.1%

Real estate segment net operating income	$725,909	$699,485	3.8%

Same store operating statistics:
Properties	219	219	—
Apartment units	69,565	69,565	—
Average physical occupancy	94.9%	94.7%	0.2%
Average rent/unit/month	$970	$954	1.7%

(1)
Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the year ended December 31, 2008, compared to the year ended December 31, 2007, consolidated same store net operating income increased $20.1 million, or 4.1%. Revenues increased $16.5 million, or 2.0%, primarily due to higher average rent (up $16 per unit) and an increase in average physical occupancy. Expenses decreased by $3.6 million, or 1.1%, primarily due to decreases of $2.2 million in repair and maintenance expense, $1.4 million in turnover expense and $1.9 million in employee compensation and related expenses, offset by an increase of $2.0 million in utilities expense.

For the year ended December 31, 2008, compared to the year ended December 31, 2007, consolidated real estate segment net operating income related to consolidated properties other than same store properties increased by $6.4 million, or 3.1%. Increases in net operating income attributable to affordable, acquisition and redevelopment properties contributed to the increase, and were partially offset by increases in casualty losses of $6.5 million, including $2.7 million related to Tropical Storm Fay and Hurricane Ike during the year ended December 31, 2008.

	Year Ended December 31,
	2007	2006	Change
Consolidated same store revenues	$821,287	$780,052	5.3%
Consolidated same store expenses	329,122	315,461	4.3%

Same store net operating income	492,165	464,591	5.9%
Reconciling items (1)	207,320	204,674	1.3%

Real estate segment net operating income	$699,485	$669,265	4.5%

Same store operating statistics:
Properties	219	219	—
Apartment units	69,565	69,565	—
Average physical occupancy	94.7%	94.7%	—
Average rent/unit/month	$954	$914	4.4%

(1)
Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the year ended December 31, 2007, compared to the year ended December 31, 2006, consolidated same store net operating income increased $27.6 million, or 5.9%. Revenues increased $41.2 million, or 5.3%, primarily due to higher average rent (up $40 per unit) and a $6.4 million increase in utility reimbursements. Expenses increased by $13.7 million, or 4.3%, primarily due to increases of $5.1 million in employee compensation and related expenses, $2.5 million in contract services expense, $2.3 million in marketing expense, $2.1 million in taxes and $2.0 million in insurance expense.
For the year ended December 31, 2007, compared to the year ended December 31, 2006, consolidated real estate segment net operating income related to consolidated properties other than same store properties increased by $2.6 million, or 1.3%. Increases in net operating income attributable to affordable, acquisition and redevelopment properties contributed to the increase, and were partially offset by an unfavorable change in casualty losses, resulting from casualty gains recognized in 2006.
Investment Management Segment
Our investment management segment includes activities and services related to our owned portfolio of properties as well as services provided to affiliated partnerships. Activities and services that fall within investment management include portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. Within our owned portfolio, we refer to these activities as “Portfolio Management,” and their benefit is seen in property operating results and in investment gains. For affiliated partnerships, we refer to these activities as “Asset Management,” for which we are separately compensated through fees paid by third party investors. The expenses of this segment consist primarily of the costs of departments that perform these activities. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.
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

The following table summarizes the net operating income from our investment management segment for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Asset management and tax credit revenues	$100,623	$73,755	$48,893
Investment management expenses	21,389	20,514	14,742

Investment segment net operating income (1)	$79,234	$53,241	$34,151

(1)
Excludes certain items of income and expense, which are included in our consolidated statements of income in: other expenses, net; interest expense; interest income; (loss) gain on dispositions of unconsolidated real estate and other; and minority interest in consolidated real estate partnerships.

For the year ended December 31, 2008, compared to the year ended December 31, 2007, net operating income from investment management increased $26.0 million, or 48.8%. This increase is attributable to a $30.7 million increase in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, and a $9.2 million increase in other general partner transactional fees, partially offset by a $7.4 million decrease in asset management fees, a $0.9 million increase in investment management expenses and a $5.0 million decrease in revenues associated with our affordable housing tax credit syndication business, including syndication fees and other revenue earned in connection with these arrangements.
For the year ended December 31, 2007, compared to the year ended December 31, 2006, net operating income from investment management increased $19.1 million, or 55.9%. This increase is primarily attributable to a $9.6 million increase in promote income, an $8.6 million increase in asset management fees and an increase of $9.1 million in revenues associated with our affordable housing tax credit syndication business, including syndication fees and other revenue earned in connection with these arrangements. These increases were partially offset by an increase in expenses and a decrease in other general partner transactional fees.
Other Operating Expenses (Income)
Depreciation and Amortization
For the year ended December 31, 2008, compared to the year ended December 31, 2007, depreciation and amortization increased $54.8 million, or 13.6%. This increase reflects depreciation of $74.8 million for newly acquired properties, completed redevelopments and other capital projects recently placed in service. This increase was partially offset by a decrease of $25.7 million in depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value, or zero in the case of a planned demolition (see Impairment of Long-Lived Assets in Note 2 to the consolidated financial statements in Item 8).
For the year ended December 31, 2007, compared to the year ended December 31, 2006, depreciation and amortization increased $35.0 million, or 9.5%. This increase reflects depreciation of $23.7 million for newly acquired properties, completed redevelopments and other capital projects recently placed in service. Depreciation also increased by approximately $8.6 million as a result of depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value, or to zero in connection with a planned demolition (see Impairment of Long-Lived Assets in Note 2 to the consolidated financial statements in Item 8).
General and Administrative Expenses
For the year ended December 31, 2008, compared to the year ended December 31, 2007, general and administrative expenses increased $8.4 million, or 9.2%. This increase is primarily attributable to higher personnel and related expenses of $6.1 million and an increase of $1.5 million in information technology communications costs.

For the year ended December 31, 2007, compared to the year ended December 31, 2006, general and administrative expenses decreased $0.9 million, or 1.0%. This decrease is primarily due to a reduction in variable compensation, partially offset by an increase in salaries and benefits (net of capitalization) related to additional redevelopment personnel and an increase in director compensation resulting from the addition of two new board members.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, other expenses, net changed unfavorably by $3.4 million. The net unfavorable change includes a $5.4 million write-off of certain communications hardware and capitalized costs during 2008 (see Capitalized Software Costs in Note 2 to the consolidated financial statements in Item 8) and a $1.2 million write-off of redevelopment costs associated with a change in the planned use of a property during 2008. The net unfavorable change also reflects $3.6 million of income recognized in 2007 related to the transfer of certain property rights to an unrelated party. These unfavorable changes were partially offset by a $3.7 million reduction in expenses of our self insurance activities (net of $2.8 million of costs in 2008 related to Tropical Storm Fay and Hurricane Ike) and a net decrease of $2.0 million in costs related to certain litigation matters.
For the year ended December 31, 2007, compared to the year ended December 31, 2006, other expenses, net changed unfavorably by $3.6 million. The net unfavorable change is primarily attributable to our self insurance activities, including a $7.9 million increase in claims on our consolidated properties in excess of reimbursements from third parties, and the settlement of certain litigation matters which resulted in a $2.5 million unfavorable change during the year ended December 31, 2007. These unfavorable changes were partially offset by favorable changes related to a $2.9 million charge recorded in 2006 related to the valuation of the High Performance Units (see Note 10 to the consolidated financial statements in Item 8) and a $1.7 million charge for one-time benefits to certain employees terminated in 2006 that did not recur in 2007. Other expenses, net for the year ended December 31, 2007, also includes $3.6 million of income related to the transfer of certain property rights to an unrelated party.
Restructuring Costs
In connection with 2008 property sales and an expected reduction in redevelopment and transactional activities, during the three months ended December 31, 2008, we initiated an organizational restructuring program that included reductions in workforce and related costs, reductions in leased corporate facilities and abandonment of certain redevelopment projects and business pursuits. As a result, we recognized a restructuring charge of $22.8 million ($20.5 million net of tax), which consists of: severance costs of $12.9 million; unrecoverable lease obligations and related costs of $6.4 million related to space that we will no longer use; and the write-off of deferred transaction costs totaling $3.5 million associated with certain acquisitions and redevelopment opportunities that we will no longer pursue. No comparable restructuring costs were incurred during the years ended December 31, 2007 or 2006.
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
For the year ended December 31, 2008, compared to the year ended December 31, 2007, interest income decreased $23.7 million, or 57.0%. The decrease is primarily attributable to a decrease of $16.0 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances. The decrease also includes the effect of a $5.8 million net adjustment to accretion on certain discounted notes during the year ended December 31, 2008, resulting from a change in the estimated timing and amount of collection, and $1.5 million of accretion income recognized during the year ended December 31, 2007, related to the prepayment of principal on certain discounted loans collateralized by properties in West Harlem in New York City, which were funded in November 2006.

For the year ended December 31, 2007, as compared to the year ended December 31, 2006, interest income increased $6.5 million, or 18.5%. This increase is primarily due to $5.9 million of interest income earned during 2007 on loans collateralized by properties in West Harlem in New York City, which were funded in November 2006, and an increase in interest income earned on escrowed funds related to a tax exempt bond financing transaction and certain property sales during 2007.
Interest Expense
For the year ended December 31, 2008, compared to the year ended December 31, 2007, interest expense, which includes the amortization of deferred financing costs, increased $13.3 million, or 3.7%. Interest on property loans payable increased $19.1 million due to higher balances resulting primarily from refinancing activities, offset by lower average interest rates. Interest expense also increased by $4.6 million due to decreases in capitalized interest related to redevelopment activities. These increases were partially offset by a $10.4 million decrease in corporate interest expense primarily due to lower average interest rates.
For the year ended December 31, 2007, compared to the year ended December 31, 2006, interest expense, which includes the amortization of deferred financing costs, increased $29.4 million, or 9.0%. Interest on property debt increased $32.5 million primarily due to higher balances resulting from refinancing activities and mortgage loans on newly acquired properties, offset by lower weighted average rates. Corporate interest increased by $3.1 million as a result of higher weighted average rates and a higher average balance during the year ended December 31, 2007. These increases were partially offset by a $6.2 million increase in capitalized interest related to increased levels of redevelopment and entitlement activities.
Deficit Distributions to Minority Partners
When real estate partnerships that are consolidated in our financial statements disburse cash to partners in excess of the carrying amount of the minority interest, we record a charge equal to the excess amount, even though there is no economic effect or cost.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, deficit distributions to minority partners decreased $6.6 million. This decrease reflects lower levels of distributions to minority interests in consolidated real estate partnerships in 2008, including distributions in connection with debt refinancing transactions.
For the year ended December 31, 2007, compared to the year ended December 31, 2006, deficit distributions to minority partners increased $17.1 million. This increase reflects higher levels of distributions to minority interests in consolidated real estate partnerships in 2007, including several large distributions in connection with debt refinancing transactions.
Provision for Operating Real Estate Impairment Losses
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
For the year ended December 31, 2008, compared to the year ended December 31, 2007, provision for operating real estate impairment losses increased by $4.0 million, from $1.6 million to $5.6 million. This increase is primarily attributed to a reduction in the estimated holding period for certain assets anticipated to sell within twelve months, but that did not otherwise meet the criteria to be classified as held for sale at December 31, 2008.
For the year ended December 31, 2007, compared to the year ended December 31, 2006, provision for operating real estate impairment losses increased by $2.4 million, from a recovery of $0.8 million in 2006 to a provision of $1.6 million in 2007. This increase is attributable to impairment losses recognized during 2007 on four properties classified as held for use relative to recoveries on previously recorded impairment losses recognized in 2006.

Provision for Impairment Losses on Real Estate Development Assets
In connection with the preparation of our annual financial statements, we assessed the recoverability of our investment in our Lincoln Place property, located in Venice, California. Based upon the recent decline in land values in Southern California and the expected timing of our redevelopment efforts, we determined that the total carrying amount of the property was no longer probable of full recovery and, accordingly, during the three months ended December 31, 2008, recognized an impairment loss of $85.4 million ($55.6 million net of tax).
Similarly, we assessed the recoverability of our investment in Pacific Bay Vistas (formerly Treetops), a vacant property located in San Bruno, California, and determined that the carrying value for the property exceeded its estimated fair value. Accordingly, we recognized an impairment loss of $5.7 million for this property during the three months ended December 31, 2008.
As part of the March 2002 acquisition of Casden Properties, Inc., we invested $50.0 million for a 20% passive interest in Casden Properties LLC, an entity organized to buy, re-entitle and develop land parcels in Southern California. Based upon the profit allocation agreement, we account for this investment as a note receivable and have been amortizing the discounted value of the investment to the $50.0 million previously estimated to be collectible through January 2, 2009, the initial dissolution date of the entity. The managing member is seeking to extend the dissolution date. In connection with the preparation of our annual financial statements and as a result of the aforementioned decline in Southern California land values, we determined our recorded investment of $47.1 million is not fully recoverable, and accordingly recognized an impairment loss of $16.3 million ($10.0 million net of tax) during the three months ended December 31, 2008.
The impairments discussed above totaled $107.5 million and are included in provisions for impairment losses on real estate development assets in our consolidated statement of income for the year ended December 31, 2008 included in Item 8. We recognized no comparable impairments on real estate development assets during the years ended December 31, 2007 or 2006.
Gain on Dispositions of Unconsolidated Real Estate and Other
Gain on dispositions of unconsolidated real estate and other includes our share of gains related to dispositions of real estate by unconsolidated real estate partnerships, gains on disposition of interests in unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and costs related to asset disposal activities. For the year ended December 31, 2007, gain on dispositions of unconsolidated real estate and other also includes a gain on extinguishment of debt. Changes in the level of gains recognized from period to period reflect the changing level of disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, gain on dispositions of unconsolidated real estate and other increased $67.5 million. This increase is primarily attributable to a $98.4 million net gain on the disposition of interests in two unconsolidated real estate partnerships and a $1.7 million gain on the sale of an undeveloped land parcel during the year ended December 31, 2008. During 2007, we recognized a $6.0 million non-refundable option and extension fee resulting from the termination of rights under an option agreement to sell the North and Central towers of our Flamingo South Beach property, approximately $6.7 million of net gains on dispositions of land parcels and our share of gains on dispositions of properties by unconsolidated real estate partnerships, and a $19.4 million gain on debt extinguishment related to seven properties in the VMS partnership (see Note 3 to the consolidated financial statements in Item 8).
For the year ended December 31, 2007, compared to the year ended December 31, 2006, gain on dispositions of unconsolidated real estate and other increased $4.3 million. This increase is primarily related to a $19.4 million gain on debt extinguishment related to seven properties in the VMS partnership (see Note 3 to the consolidated financial statements in Item 8), the recognition of a $6.0 million non-refundable option and extension fee resulting from the termination of rights under an option agreement to sell the North and Central towers of our Flamingo South Beach property, and approximately $6.7 million of net gains on dispositions of land parcels and our share of gains on dispositions of properties by unconsolidated real estate partnerships in 2007, as compared to net gains of $27.7 million during the year ended December 31, 2006, on the sale of parcels of land, interests in unconsolidated real estate properties and an interest in an unconsolidated joint venture that owned and operated several student housing properties.

Income Tax Benefit
Certain of our operations, such as property management, asset management and risk management, are conducted through, and certain of our properties are owned by, Aimco’s taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. Aimco uses TRS entities to facilitate its ability to offer certain services and activities to its residents and investment partners, as these services and activities generally cannot be offered directly by Aimco. Aimco also uses TRS entities to hold investments in certain properties. Income taxes related to the results of continuing operations of our TRS entities are included in income tax benefit in our consolidated statements of income.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, income tax benefit increased by $33.5 million. This increase was primarily attributed to $36.1 million of income tax benefit recognized in 2008 related to the impairments of our Lincoln Place property and our investment in Casden Properties LLC, both of which are owned through TRS entities.
For the year ended December 31, 2007, compared to the year ended December 31, 2006, income tax benefit increased by $8.7 million. This increase was primarily attributable to an increase in losses from continuing operations of our TRS entities, due largely to favorable results from our self-insurance activities, which reduced losses of our TRS entities during 2006.
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
For the year ended December 31, 2008, compared to the year ended December 31, 2007, minority interest in consolidated real estate partnerships changed favorably by $20.9 million. The change includes a $9.1 million favorable change relating to the minority interest share of losses for real estate partnerships consolidated during the fourth quarter of 2007, and the remainder relates to increases in the minority partners’ share of losses of our other consolidated real estate partnerships.
For the year ended December 31, 2007, compared to the year ended December 31, 2006, minority interest in consolidated real estate partnerships changed favorably by $13.6 million. This change is primarily attributable to our revised accounting treatment for tax credit arrangements (see Tax Credit Arrangements in Note 2 to the consolidated financial statements in Item 8) which resulted in the reversal in 2006 of a previously recognized benefit of $9.0 million for losses of tax credit partnerships that were allocated to minority interests in prior years, but which are absorbed by us under our revised accounting treatment. This favorable change was in addition to an increase in the minority interest partners’ share of losses of other consolidated real estate partnerships.
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
For the years ended December 31, 2008, 2007 and 2006, income from discontinued operations, net totaled $594.4 million, $91.6 million and $251.1 million, respectively. The $502.8 million increase in income from discontinued operations from 2007 to 2008 was principally due to a $515.3 million increase in gain on dispositions of real estate, net of minority partners’ interest and income taxes, a $31.2 million decrease in interest expense and a $36.3 million increase in recovery of deficit distributions to minority partners, partially offset by a $39.4 million decrease in operating income, a $19.1 million increase in real estate impairment losses and a decrease of $22.8 million attributable to a 2007 gain on debt extinguishment related to eight properties in the VMS partnership. The $159.5 million decrease in income from discontinued operations from 2006 to 2007 was principally due to a $163.4 million decrease in gain on dispositions of real estate, net of minority partners’ interest and income taxes, a $16.6 million decrease in recovery of deficit distributions to minority partners, a $12.0 million decrease in operating income and a $5.3 million increase in real estate impairment losses, partially offset by a $21.7 decrease in interest expense and an increase of $22.8 million attributable to a 2007 gain on debt extinguishment related to eight properties in the VMS partnership.

During 2008, we sold 151 consolidated properties, resulting in a net gain on sale of approximately $578.2 million (which is net of $40.0 million of related income taxes). Additionally, we recognized $24.0 million in impairment losses on assets sold or classified as held for sale in 2008 and $30.1 million of net recoveries of deficit distributions to minority partners. During 2007, we sold 73 consolidated properties, resulting in a net gain on sale of approximately $62.9 million (which is net of $2.1 million of related income taxes). Additionally, we recognized $4.9 million in impairment losses on assets sold or classified as held for sale in 2007 and $6.2 million of deficit distributions to minority partners. During 2006, we sold 77 consolidated properties and the South Tower of the Flamingo South Beach property, resulting in a net gain on sale of approximately $226.3 million (which is net of $32.6 million of related income taxes). Additionally, we recognized $0.4 million in impairment recoveries on assets sold in 2006 and $10.4 million of net recoveries of deficit distributions to minority partners. For the years ended December 31, 2008, 2007 and 2006, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of December 31, 2008.
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
From time to time, we have non-revenue producing properties that we hold for future redevelopment. We assess the recoverability of the carrying amount of these redevelopment properties by comparing our estimate of undiscounted future cash flows based on the expected service potential of the redevelopment property upon completion to the carrying amount. In certain instances, we use a probability-weighted approach to determine our estimate of undiscounted future cash flows when alternative courses of action are under consideration. As discussed in Provision for Impairment Losses on Real Estate Development Assets within the preceding discussion of Results of Operations, during 2008 we recognized impairment losses on our Lincoln Place and Pacific Bay Vistas properties of $85.4 million ($55.6 million net of tax) and $5.7 million, respectively.
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
Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. In addition to the impairments of Lincoln Place and Pacific Bay Vistas discussed above and our investment in Casden Properties LLC discussed below, based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2008 and 2007, we recorded net impairment losses of $5.6 million and $1.6 million, respectively, related to properties to be held and used. For the year ended December 31, 2006, we recorded net recoveries of previously recorded impairment losses of $0.8 million.
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
We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has closed transactions or has entered into certain pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method. Accretion income recognized in any given period is based on our ability to complete transactions to monetize the notes receivable and the difference between the carrying value and the estimated collectible amount of the notes; therefore, accretion income varies on a period by period basis and could be lower or higher than in prior periods.
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
During the years ended December 31, 2008, 2007 and 2006 we recorded net provisions for losses on notes receivable of $4.2 million, $4.0 million and $2.8 million, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
Additionally, as discussed in Provision for Impairment Losses on Real Estate Development Assets within the preceding discussion of Results of Operations, during 2008 we recognized an impairment loss of $16.3 million ($10.0 million net of tax) on our investment in Casden Properties LLC, which we account for as a note receivable.

Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses (see Capital Expenditures and Related Depreciation in Note 2 to the consolidated financial statements in Item 8).
For the years ended December 31, 2008, 2007 and 2006, for continuing and discontinued operations, we capitalized $25.7 million, $30.8 million and $24.7 million of interest costs, respectively, and $78.1 million, $78.1 million and $66.2 million of site payroll and indirect costs, respectively.
Funds From Operations
FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002, White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption or repurchase related preferred OP Unit issuance costs and distributions on preferred OP Units and adding back distributions on dilutive preferred securities, discounts on preferred OP Unit redemptions or repurchases and interest expense on dilutive mandatorily redeemable convertible preferred securities. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

For the years ended December 31, 2008, 2007 and 2006, our FFO is calculated as follows (in thousands):

	2008	2007	2006
Net income (loss) attributable to common unitholders (1)	$414,141	$(39,027)	$106,537
Adjustments:
Depreciation and amortization (2)	458,595	403,786	368,783
Depreciation and amortization related to non-real estate assets	(18,012)	(20,815)	(22,898)
Depreciation of rental property related to minority partners and unconsolidated entities (3) (4)	(36,571)	(22,277)	1,973
Depreciation of rental property related to minority partners’ interest — adjustment (5)	—	—	7,377
Gain on dispositions of unconsolidated real estate and other	(99,602)	(32,061)	(27,730)
Income tax arising from disposition of unconsolidated real estate and other	(433)	(17)	—
Gain on dispositions of non-depreciable assets and debt extinguishment gain	1,670	26,702	11,526
Deficit distributions to minority partners (6)	25,984	32,599	15,519
Discontinued operations:
Gain on dispositions of real estate, net of minority partners’ interest (3)	(618,168)	(65,076)	(258,970)
Depreciation of rental property, net of minority partners’ interest (3) (4)	50,786	65,334	107,545
Deficit distributions (recovery of deficit distributions) to minority partners, net (6)	(30,127)	6,161	(10,441)
Income tax arising from disposals	43,146	2,135	32,918
Preferred OP Unit distributions	62,836	70,509	83,679
Preferred OP Unit redemption related (gains) costs	(1,482)	2,635	6,848

Funds From Operations	$252,763	$430,588	$422,666
Preferred OP Unit distributions	(62,836)	(70,509)	(83,679)
Preferred OP Unit redemption related gains (costs)	1,482	(2,635)	(6,848)
Distributions on dilutive preferred securities	5,309	1,875	2,444

Funds From Operations attributable to common unitholders — diluted	$196,718	$359,319	$334,583

Weighted average number of common unit, common unit equivalents and dilutive preferred securities outstanding (8):
Common units and equivalents (7) (9)	131,231	153,054	154,683
Dilutive preferred securities	2,524	856	2,627

Total	133,755	153,910	157,310

Notes:

(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP.

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

(6)
In accordance with GAAP, deficit distributions to minority partners are charges recognized in our income statement when cash is distributed to a non-controlling partner in a consolidated partnership in excess of the positive balance in such partner’s capital account, which is classified as minority interest on our balance sheet. We record these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to minority partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to minority partners represents, in substance, either (a) our recognition of depreciation previously allocated to the non-controlling partner or (b) a payment related to the non-controlling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we add back deficit distributions and subtract related recoveries in our reconciliation of net income to FFO.

(7)
During the years ended December 31, 2008, 2007 and 2006, we had 7,191,199, 7,367,440 and 7,853,174 common OP Units outstanding and 2,367,629, 2,379,084 and 2,379,084 High Performance Units outstanding.

(8)
Weighted average common units, common unit equivalents and dilutive preferred securities amounts for the periods presented have been retroactively adjusted for the effect of common OP Units issued to Aimco in connection with the special distributions paid during 2008 and in January 2009, which are further discussed in Note 1 to the consolidated financial statements in Item 8.

(9)	Represents the denominator for earnings per common unit — diluted, calculated in accordance with GAAP, plus additional common OP Unit equivalents that are dilutive for FFO.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales and proceeds from refinancings of existing mortgage loans and borrowings under new mortgage loans.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, distributions paid to unitholders and distributions paid to partners, repurchases of common OP Units from Aimco in connection with Aimco’s concurrent repurchase of its Class A Common Stock, and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We may use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.
The current state of credit markets and related effect on the overall economy may have an adverse affect on our liquidity, both through increases in interest rates and credit risk spreads, and access to financing. As further discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred stock and assets. Based on our net variable rate liabilities, preferred OP Units and assets outstanding at December 31, 2008, we estimate that a 1.0 % increase in 30-day LIBOR with constant credit risk spreads would reduce our income attributable to common unitholders by approximately $4.6 million on an annual basis. From January 1, 2008 to December 31, 2008, both the SIFMA (previously the Bond Market Association index) and 30-day LIBOR rates, the predominant interest rates to which our variable rate debt obligations are indexed, decreased, with the SIFMA rate decreasing from 3.06% to 1.25% and the 30-day LIBOR rate decreasing from 4.57% to 0.45%. Although base interest rates have decreased, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For future refinancing activities, our liquidity and cost of funds may be affected by increases in base interest rates or higher credit risk spreads. If timely property financing options are not available for maturing debt, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the SIFMA rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a credit risk spread. These swaps generally have a second or third lien on the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice, and the swaps generally have a term of less than five years. At December 31, 2008, we had total rate of return swap positions with two financial institutions totaling $422.1 million and had provided $3.2 million in cash collateral pursuant to the swap agreements to satisfy the loan-to-value ratio requirements.
The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings (which is typically par value or contract value), which may require payment by us if the fair value is less than the purchased value, or to us if the fair value exceeds the purchased value. In the event we are unable to extend the arrangements at their maturities, the counterparty, who is also the creditor on the related borrowings, may desire to sell the borrowings. If the counterparty’s purchased value of the underlying borrowings exceeds the fair value of the underlying borrowings at the date of the swap maturities, we may elect to purchase the borrowings at counterparty’s purchased value to avoid incurring a termination payment under the swap arrangements. In such event, we would be required to refinance the borrowings or find other sources of liquidity to repay the borrowings.
We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event a counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely affect our operating cash flows. See Derivative Financial Instruments in Note 2 to the consolidated financial statements in Item 8 for additional discussion of these arrangements, including the current swap maturity dates.

As of December 31, 2008, the amount available under our revolving credit facility was $578.8 million. For the years ending December 31, 2009 and 2010, we have non-recourse property debt maturities of $288.0 million and $284.7 million, respectively, at an average estimated loan-to-value of approximately 52% and 51%, respectively. Our total outstanding unsecured term debt of $400.0 million at December 31, 2008, matures in March 2011. In January 2009, we prepaid $50.0 million of the balance outstanding on the unsecured term debt. Additionally, we have limited obligations to fund redevelopment commitments during the year ending December 31, 2009, and no development commitments.
At December 31, 2008, we had $299.7 million in cash and cash equivalents, an increase of $89.2 million from December 31, 2007. At December 31, 2008, we had $258.3 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.
Operating Activities
For the year ended December 31, 2008, our net cash provided by operating activities of $421.5 million was primarily from operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $44.1 million compared with the year ended December 31, 2007, driven primarily by a $48.3 million decrease in operating income of our consolidated properties, including those classified in discontinued operations, which was attributable to property sales in 2008 and 2007.
Investing Activities
For the year ended December 31, 2008, our net cash provided by investing activities of $1.3 billion consisted primarily of proceeds from disposition of real estate and interests in unconsolidated real estate partnerships, partially offset by capital expenditures and purchases of real estate.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the year ended December 31, 2008, we sold 151 consolidated properties. These properties were sold for an aggregate sales price of $2.4 billion and generated proceeds totaling $2.3 billion, after the payment of transaction costs and debt prepayment penalties. The $2.3 billion in proceeds is inclusive of promote income which is generated by the disposition of properties owned by our consolidated joint ventures, debt assumed by buyers and sales proceeds placed into escrows for tax-free exchanges and other purposes, all of which are excluded from proceeds from disposition of real estate in the consolidated statement of cash flows. Sales proceeds were used to repay property debt, repay borrowings under our revolving credit facility, repurchase common OP Units from Aimco in connection with Aimco’s concurrent repurchases of Class A Common Stock and preferred stock and for other corporate purposes.
Our portfolio management strategy includes property acquisitions and dispositions to concentrate our portfolio in our target markets. We are currently marketing for sale certain properties that are inconsistent with this long-term investment strategy. Additionally, from time to time, we may market certain properties that are consistent with this strategy but offer attractive returns. We plan to use our share of the net proceeds from such dispositions to reduce debt, fund capital expenditures on existing assets, fund acquisitions, and for other operating needs and corporate purposes.
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

CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CR and CI exclude capital expenditures for casualties, redevelopment and entitlements. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. Entitlement expenditures represent costs incurred in connection with obtaining local governmental approvals to increase density and add residential units to a site. For the year ended December 31, 2008, we spent a total of $101.4 million, $124.9 million, $22.8 million, $340.3 million and $24.2 million on CR, CI, casualties, redevelopment and entitlement, respectively.
The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties, redevelopment and entitlements for the year ended December 31, 2008, on a per unit and total dollar basis. Per unit numbers for CR and CI are based on approximately 126,834 average units for the year, including 109,956 conventional units and 16,879 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Aimco’s	Per
	Share of	Effective
	Expenditures	Unit
Capital Replacements Detail:
Building and grounds	$40,516	$319
Turnover related	45,724	361
Capitalized site payroll and indirect costs	15,128	119

Our share of Capital Replacements	$101,368	$799

Capital Replacements:
Conventional	$94,574	$860
Affordable	6,794	$403

Our share of Capital Replacements	101,368	$799

Capital Improvements:
Conventional	113,870	$1,036
Affordable	11,016	$653

Our share of Capital Improvements	124,886	$985

Casualties (1):
Conventional	21,228
Affordable	1,615

Our share of casualties	22,843

Redevelopment:
Conventional projects	226,307
Tax credit projects	113,945

Our share of redevelopment	340,252

Entitlement	24,156

Our share of capital expenditures	613,505
Plus minority partners’ share of consolidated spending	52,504
Less our share of unconsolidated spending	(776)

Total capital expenditures per consolidated statement of cash flows	$665,233

(1)	Casualties for the year ended December 31, 2008, reflect the portion of the anticipated spending related to Tropical Storm Fay and Hurricane Ike incurred as of December 31, 2008.
Included in the above spending for CI, casualties, redevelopment and entitlement, was approximately $63.1 million of our share of capitalized site payroll and indirect costs related to these activities for the year ended December 31, 2008.

We funded all of the above capital expenditures with cash provided by operating activities, working capital and property sales as discussed below.
Financing Activities
For the year ended December 31, 2008, net cash used in financing activities of $1.7 billion was primarily attributed to debt principal payments, redemption of common OP Units, distributions to minority interests, payment of common and preferred distributions, repurchases of common OP Units from Aimco in connection with Aimco’s concurrent repurchase of its Class A Common Stock, and repurchases of preferred OP Units. Proceeds from property loans and tax-exempt bond financing partially offset the cash outflows.
Mortgage Debt
At December 31, 2008 and 2007, we had $6.3 billion and $7.0 billion, respectively, in consolidated mortgage debt outstanding, which included $52.0 million and $1.1 billion, respectively, of mortgage debt classified within liabilities related to assets held for sale. During the year ended December 31, 2008, we refinanced or closed mortgage loans on 71 properties (including one unconsolidated property) generating $962.2 million of proceeds from borrowings with a weighted average interest rate of 5.51%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $430.9 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt primarily as a means of extending current and near term maturities.
Term Loans and Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. In September 2008, we entered into a fifth amendment to the Credit Facility that modifies certain provisions related to letters of credit.
During the year ended December 31, 2008, we repaid in full our $75.0 million term loan which was due for payment in September 2009. Following this repayment, the aggregate amount of commitments and loans under the Credit Agreement is $1.035 billion, comprised of a $400.0 million term loan and $635.0 million of revolving loan commitments. The $635.0 million of revolving loan commitments is after the elimination of a $15.0 million commitment held by Lehman Commercial Paper Inc. The $400.0 million term loan bears interest at LIBOR plus 1.5%, or at our option, a base rate equal to the prime rate, and matures March 2011. Our revolving credit facility matures May 2009, and may be extended for an additional year, subject to a 20.0 basis point fee on the total commitments. Borrowings under the revolver bear interest based on a pricing grid determined by leverage (currently at LIBOR plus 1.125%).
At December 31, 2008, the term loan had an outstanding principal balance of $400.0 million and a weighted average interest rate of 2.94%. In January 2009, we prepaid $50.0 million of the outstanding balance on the term debt. The amount available under the revolving credit facility at December 31, 2008, was $578.8 million (after giving effect to $56.2 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
Fair Value Measurements
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
Our method used to calculate the fair value of the total rate of return swaps generally results in changes in fair value that are equal to the changes in fair value of the related borrowings, which is consistent with our hedging strategy. We believe that these financial instruments are highly effective in offsetting the changes in fair value of the related borrowings during the hedging period, and accordingly, changes in the fair value of these instruments have no material impact on our liquidity, results of operations or capital resources.

During the year ended December 31, 2008, changes in the fair values of these financial instruments resulted in decreases of $20.1 million in the carrying amount of the hedged borrowings and equal increases in accrued liabilities and other for total rate of return swaps. At December 31, 2008, the cumulative recognized changes in the fair value of these financial instruments resulted in a $29.5 million reduction in the carrying amount of the hedged borrowings offset by an equal increase in accrued liabilities and other for total rate of return swaps. The current and cumulative decreases in the fair values of the hedged borrowings and related swaps reflect the recent uncertainty in the credit markets which has decreased demand and increased pricing for similar debt instruments.
During the year ended December 31, 2008, we received net cash receipts of $16.7 million under the total return swaps, which positively impacted our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity. During the year ended December 31, 2008, we provided $3.2 million of cash collateral to satisfy certain loan-to-value requirements under the total rate of return swap agreements, which negatively affected our liquidity. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our liquidity.
See Note 2 to the consolidated financial statements in Item 8 for more information on our total rate of return swaps and related borrowings.
Partners’ Capital Transactions
During the year ended December 31, 2008, we paid cash distributions totaling $62.7 million and $267.4 million to preferred and common unitholders, respectively, and $18.8 million to holders of High Performance Units. Additionally, pursuant to the special distributions discussed in Note 1 to the consolidated financial statements in Item 8, during the year ended December 31, 2008, based on stockholder elections, Aimco paid $489.8 million of its special dividends through the issuance of approximately 22.9 million shares of Aimco Class A Common Stock. In connection with Aimco’s special dividends, we made a distribution to Aimco of common OP Units equal to the number of shares issued pursuant to its special dividends.
During September 2008, Aimco repurchased 54 shares, or $27.0 million in liquidation preference, of its Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share, for cash totaling $24.8 million. Concurrent with this repurchase, we repurchased from Aimco an equivalent number of outstanding Series A Community Reinvestment Act Perpetual Partnership Preferred Units.
In April 2008, we and Aimco filed a new shelf registration statement to replace the existing shelf (which was due to expire later in 2008) that provides for the issuance of debt securities by us and debt and equity securities by Aimco.
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of Aimco Class A Common Stock. Concurrent with Aimco’s repurchase of a corresponding number of shares of its Class A Common Stock, we repurchased from Aimco approximately 13.9 million common OP Units (19.3 million common OP Units after the effect of the special distributions) for approximately $473.5 million during the year ended December 31, 2008. As of December 31, 2008, Aimco was authorized to repurchase approximately 19.3 million additional shares of its Class A Common Stock under an authorization that has no expiration date. Aimco’s future repurchases may be made from time to time in the open market or in privately negotiated transactions. In the event of any repurchases of shares of Aimco Class A Common Stock by Aimco, it is expected that we would repurchase an equal number of common OP Units owned by Aimco.

Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2008 (amounts in thousands):

		Less than			More than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Scheduled long-term debt maturities	$6,377,121	$407,893	$718,724	$1,094,021	$4,156,483
Term loan (1)	400,000	—	400,000	—	—
Redevelopment and other construction commitments	70,279	68,752	1,527	—	—
Leases for space occupied (2)	31,935	7,904	12,316	7,622	4,093
Other obligations (3)	5,595	5,595	—	—	—

Total	$6,884,930	$490,144	$1,132,567	$1,101,643	$4,160,576

(1)	After payment of $50.0 million in January 2009, the term loan had an outstanding balance of $350.0 million.

(2)	Inclusive of leased space that has been abandoned as part of our organizational restructuring in 2008 (see Restructuring Costs in Note 3 to the consolidated financial statements in Item 8).

(3)	Represents a commitment to fund $5.6 million in second mortgage loans on certain properties in West Harlem, New York City.
In addition, we may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Future Capital Needs
In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, additional redevelopment projects, capital improvements and capital replacement principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing (including tax credit equity) and operating cash flows.
In 2009, inclusive of the redevelopment commitments discussed in Contractual Obligations above, we expect to invest between $50.0 and $75.0 million in conventional redevelopment projects and between $30.0 and $45.0 million in affordable redevelopment projects, predominantly funded by third-party tax credit equity.
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
We had $1,309.5 million of floating rate debt and $73.0 million of floating rate preferred OP Units outstanding at December 31, 2008. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($563.4 million), floating rate secured notes ($335.6 million) and a term loan ($400.0 million). At December 31, 2008, we had approximately $717.2 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. We also had approximately $127.3 million of variable rate debt associated with our redevelopment activities, for which we capitalize a portion of the interest expense. The effect of our interest bearing assets and of capitalizing interest on variable rate debt associated with our redevelopment activities would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate (previously the Bond Market Association index), which since 1989 has averaged 69% of the 30-day LIBOR rate. If this historical relationship continues, on an annual basis, we estimate that an increase in 30-day LIBOR of 1.0% (0.69% in tax-exempt interest rates) with constant credit risk spreads would result in our income before minority interests being reduced by $3.1 million and our income attributable to common unitholders being reduced by $4.3 million.
We estimate the fair value for our debt instruments using present value techniques that include income and market valuation approaches with market rates for debt with the same or similar terms. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.7 billion and $7.6 billion at December 31, 2008 and 2007, respectively. The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.8 billion and $7.5 billion at December 31, 2008 and 2007, respectively. See Note 6 and 7 to the consolidated financial statements in Item 8 for further details on our consolidated debt. Refer to Derivative Financial Instruments in Note 2 to the consolidated financial statements in Item 8 for further discussion regarding certain of our fixed rate debt that is subject to total rate of return swap instruments. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $6.7 billion to $6.4 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $6.7 billion to $6.9 billion.
At December 31, 2008, we had swap positions with two financial institutions totaling $422.1 million. The related swap agreements provide for collateral calls to maintain specified loan-to-value ratios, pursuant to which we had provided $3.2 million of collateral as of December 31, 2008. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows.
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
Management’s Report on Internal Control Over Financial Reporting
Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the General Partner’s principal executive and principal financial officers, or persons performing similar functions, and effected by the General Partner’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of the General Partner’s management and directors of the Partnership; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.
The Partnership’s independent registered public accounting firm has issued an attestation report on the Partnership’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Partners
AIMCO Properties, L.P.
We have audited AIMCO Properties, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Denver, Colorado
February 26, 2009

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The officers of Aimco are also the officers of the General Partner and hold the same titles. The information required by this item is presented under the captions “Board of Directors and Executive Officers” and “Corporate Governance Matters — Code of Ethics” in the proxy statement for Aimco’s 2009 annual meeting of stockholders and is incorporated herein by reference. The board of directors of the General Partner consists of Terry Considine and Thomas M. Herzog, and the information with respect to Messrs. Considine and Herzog is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner’s executive officers and directors, and persons who own more than ten percent of a registered class of OP Units, to file reports (Forms 3, 4 and 5) of unit ownership and changes in unit ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and beneficial owners of more than ten percent of OP Units are required by SEC regulations to furnish us with copies of all such forms that they file. Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by us for the year ended December 31, 2008, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that during the period ended December 31, 2008, all filing requirements were complied with by the General Partner’s executive officers and directors and beneficial owners of more than ten percent of OP Units.
Audit Committee and Nominating and Corporate Governance Committee. The board of directors of the General Partner does not have a separate audit committee or nominating and corporate governance committee. Based on the structure of the Partnership and its relationship to Aimco, which has a separate audit committee and nominating and corporate governance committee, committees are not warranted for the Partnership. The audit committee of Aimco’s board of directors makes determinations concerning the engagement of the independent registered public accounting firm for Aimco and its subsidiaries, including the Partnership. In addition, the Aimco audit committee reviews with the independent registered public accounting firm the plans and results of the audit engagement, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal control over financial reporting. The Aimco audit committee currently consists of James N. Bailey, Richard S. Ellwood, Thomas L. Keltner, J. Landis Martin, Robert A. Miller, Thomas L. Rhodes and Michael A. Stein. Aimco’s board of directors has determined that Michael A. Stein is an “audit committee financial expert.” Aimco’s board of directors has also determined that each member of the audit committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange relating to audit committees.
Item 11. Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2008,” “Outstanding Equity Awards at Fiscal Year-End 2008,” “Option Exercises and Stock Vested in 2008” and “Potential Payments Upon Termination or Change in Control” in the proxy statement for Aimco’s 2009 annual meeting of stockholders and is incorporated herein by reference. The directors of the General Partner do not receive additional compensation for serving as directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2009 annual meeting of stockholders and is incorporated herein by reference. The board of directors of the General Partner consists of Messrs. Considine and Herzog, and the information with respect to Messrs. Considine and Herzog is incorporated herein by reference. As of February 25, 2009, AIMCO-LP Trust held approximately 92% of the common OP Units and equivalents outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is presented under the caption “Certain Relationships and Related Transactions” in the proxy statement for Aimco’s 2009 annual meeting of stockholders and is incorporated herein by reference. The directors of the General Partner are not independent.
Item 14. Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2009 annual meeting of stockholders and is incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION

10.8
Fifth Amendment to Senior Secured Credit Agreement, dated as of September 9, 2008, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 11, 2008, is incorporated herein by this reference)

10.9
Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.10
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.11
Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)

10.12
Employment Contract executed on December 29, 2008, by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed December 29, 2008, is incorporated herein by this reference)*

10.13
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.14
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.15
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.16	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

10.17	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.18	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.19	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIMCO PROPERTIES, L.P.

By: AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE Terry Considine
Chairman of the Board and
Chief Executive Officer

Date: February 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY CONSIDINE Terry Considine	Chairman of the Board and Chief Executive Officer of the registrant’s general partner (principal executive officer)	February 27, 2009

/s/ THOMAS M. HERZOG Thomas M. Herzog	Executive Vice President and Chief Financial Officer of the registrant’s general partner (principal financial officer)	February 27, 2009

/s/ PAUL BELDIN Paul Beldin	Senior Vice President and Chief Accounting Officer of the registrant’s general partner (principal accounting officer)	February 27, 2009

(this page intentionally left blank)

AIMCO PROPERTIES, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
AIMCO Properties, L.P.
We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 26, 2009

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
(In thousands)

	2008	2007
ASSETS
Real estate:
Buildings and improvements	$8,552,635	$7,893,171
Land	2,332,457	2,355,103

Total real estate	10,885,092	10,248,274
Less accumulated depreciation	(2,782,219)	(2,360,727)

Net real estate	8,102,873	7,887,547
Cash and cash equivalents	299,676	210,461
Restricted cash	258,303	313,694
Accounts receivable, net	89,132	71,463
Accounts receivable from affiliates, net	33,536	34,958
Deferred financing costs, net	59,473	65,888
Notes receivable from unconsolidated real estate partnerships, net	22,567	35,186
Notes receivable from non-affiliates, net	136,633	143,054
Notes receivable from Aimco	15,551	14,765
Investment in unconsolidated real estate partnerships	108,181	116,086
Other assets	196,597	207,783
Deferred income tax assets, net	28,326	14,426
Assets held for sale	67,160	1,505,286

Total assets	$9,418,008	$10,620,597

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing	$721,971	$756,442
Property loans payable	5,559,169	5,096,473
Term loans	400,000	475,000
Other borrowings	95,981	75,057

Total indebtedness	6,777,121	6,402,972

Accounts payable	64,241	65,235
Accrued liabilities and other	411,114	441,042
Deferred income	195,997	200,199
Security deposits	43,277	41,141
Liabilities related to assets held for sale	56,341	1,151,198

Total liabilities	7,548,091	8,301,787

Minority interest in consolidated real estate partnerships	349,532	442,804
Redeemable preferred units (Note 11)	85,245	—

Commitments and contingencies (Note 8)

Partners’ capital:
Preferred units	689,026	803,593
General Partner and Special Limited Partner	708,386	853,615
Limited Partners	82,461	253,652
High Performance Units	(39,624)	(28,703)
Investment in Aimco Class A Common Stock	(5,109)	(6,151)

Total partners’ capital	1,435,140	1,876,006

Total liabilities and partners’ capital	$9,418,008	$10,620,597

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except per unit data)

	2008	2007	2006
REVENUES:
Rental and other property revenues	$1,350,950	$1,296,142	$1,212,958
Property management revenues, primarily from affiliates	6,345	6,923	12,312
Asset management and tax credit revenues	100,623	73,755	48,893

Total revenues	1,457,918	1,376,820	1,274,163

OPERATING EXPENSES:
Property operating expenses	626,001	596,902	549,716
Property management expenses	5,385	6,678	6,289
Investment management expenses	21,389	20,514	14,742
Depreciation and amortization	458,595	403,786	368,783
General and administrative expenses	99,040	90,667	91,571
Other expenses, net	19,939	16,518	12,951
Restructuring costs	22,802	—	—

Total operating expenses	1,253,151	1,135,065	1,044,052

Operating income	204,767	241,755	230,111

Interest income	17,916	41,636	35,132
Provision for losses on notes receivable, net	(4,179)	(3,951)	(2,785)
Interest expense	(368,709)	(355,440)	(326,060)
Deficit distributions to minority partners	(25,984)	(32,599)	(15,519)
Equity in losses of unconsolidated real estate partnerships	(4,601)	(277)	(2,070)
(Provision for) recoveries of operating real estate impairment losses	(5,617)	(1,637)	813
Provision for impairment losses on real estate development assets	(107,459)	—	—
Gain on dispositions of unconsolidated real estate and other	99,602	32,061	27,730

Loss before income taxes, minority interest and discontinued operations	(194,264)	(78,452)	(52,648)

Income tax benefit	53,371	19,840	11,095
Minority interest in consolidated real estate partnerships	22,030	1,150	(12,487)

Loss from continuing operations	(118,863)	(57,462)	(54,040)

Income from discontinued operations, net	594,358	91,579	251,104

Net income	475,495	34,117	197,064
Net income attributable to preferred unitholders	61,354	73,144	90,527

Net income (loss) attributable to common unitholders	$414,141	$(39,027)	$106,537

Earnings (loss) per common unit — basic and diluted:
Loss from continuing operations (net of preferred distributions)	$(1.38)	$(0.87)	$(0.96)
Income from discontinued operations	4.55	0.61	1.66

Net income (loss) attributable to common unitholders	$3.17	$(0.26)	$0.70

Weighted average common units outstanding — basic and diluted	130,772	149,883	151,285

Distributions declared per common unit	$5.86	$3.02	$1.69

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

		General
		Partner		High	Investment
		and Special		Perform-	In Aimco	Note
	Preferred	Limited	Limited	ance	Common	Receivable from
	Units	Partner	Partners	Units	Stock	Aimco	Total
Partners’ Capital at December 31, 2005	$1,188,232	$1,565,434	$301,452	$(16,307)	$(7,997)	$(85,412)	$2,945,402
Cumulative effect of change in accounting principle - adoption of EITF 04-5 (Note 2)	—	(75,012)	(7,331)	(2,221)	—	—	(84,564)
Issuance of CRA Preferred Units, conversion of Class Thirteen Preferred Units and repayment of note receivable from Aimco	12,079	—	—	—	—	85,412	97,491
Redemption of preferred units held by Aimco	(286,750)	(6,848)	—	—	—	—	(293,598)
Common and preferred units redeemed by Limited Partners to Special Limited Partner	(199)	4,562	(4,363)	—	—	—	—
Contribution from Aimco related to employee stock purchases, net	—	21,880	—	—	—	—	21,880
Contribution from Aimco related to stock option exercises	—	107,603	—	—	—	—	107,603
Amortization of Aimco stock-based compensation	—	15,874	—	—	—	—	15,874
Issuance of Class IX Units, net	—	—	—	654	—	—	654
High Performance Unit valuation adjustment (Note 10)	—	—	—	2,899	—	—	2,899
Redemption of preferred units and common units	—	—	(7,045)	—	—	—	(7,045)
Repurchase of common units related to Aimco common stock repurchases	—	(120,258)	—	—	—	—	(120,258)
Other, net	—	452	1,289				1,741
Net income	90,527	96,280	7,872	2,385	—	—	197,064
Distributions to common and high performance unitholders	—	(233,108)	(19,964)	(5,718)	923	—	(257,867)
Distributions to preferred unitholders	(89,674)	—	—	—	—	—	(89,674)
Adjustment to reflect Limited Partners’ capital at redemption value	—	(167,993)	167,993	—	—	—	—

Partners’ Capital at December 31, 2006	914,215	1,208,866	439,903	(18,308)	(7,074)	—	2,537,602
Cumulative effect of change in accounting principle - adoption of FIN 48 (Note 2)	—	(763)	(61)	(20)	—	—	(844)
Redemption of preferred units held by Aimco	(100,000)	(2,000)	—	—	—	—	(102,000)
Common and preferred units redeemed by Limited Partners to Special Limited Partner	—	27,853	(27,853)	—	—	—	—
Contribution from Aimco related to employee stock purchases, net	—	1,827	—	—	—	—	1,827
Contribution from Aimco related to stock option exercises	—	53,719	—	—	—	—	53,719
Amortization of Aimco stock-based compensation	—	19,235	—	—	—	—	19,235
High Performance Unit valuation adjustment	—	—	—	720	—	—	720
Redemption of preferred units and common units	—	—	(2,181)	—	—	—	(2,181)
Repurchase of common units related to Aimco common stock repurchases	—	(325,822)	—	—	—	—	(325,822)
Other, net	—	(1,462)	2,998	—	—	—	1,536
Net income	73,144	(35,549)	(2,629)	(849)	—	—	34,117
Distributions to common and high performance unitholders	—	(228,945)	(31,329)	(10,246)	923	—	(269,597)
Distributions to preferred unitholders	(72,306)	—	—	—	—	—	(72,306)
Adjustment to reflect Limited Partners’ capital at redemption value	—	125,196	(125,196)	—	—	—	—

Partners’ Capital at December 31, 2007	815,053	842,155	253,652	(28,703)	(6,151)	—	1,876,006
Redemption of preferred units held by Aimco	(27,000)	2,160	—	—	—	—	(24,840)
Common units redeemed by Limited Partners to Special Limited Partner	—	4,182	(4,182)	—	—	—	—
Contribution from Aimco related to employee stock purchases, net	—	1,671	—	—	—	—	1,671
Contribution from Aimco related to stock option exercises	—	481	—	—	—	—	481
Amortization of Aimco stock-based compensation	—	17,573	—	—	—	—	17,573
High Performance Unit valuation adjustment	—	—	—	389	—	—	389
Redemption of preferred units and common units	(976)	—	(2,046)	(1,146)	—	—	(4,168)
Repurchase of common units related to Aimco common stock repurchases	—	(473,532)	—	—	—	—	(473,532)
Other, net	—	(1,571)	(8)	—	—	—	(1,579)
Net income	61,354	383,869	22,774	7,498	—	—	475,495
Distributions to common and high performance unitholders	—	(216,895)	(50,896)	(17,662)	1,042	—	(284,411)
Distributions to preferred unitholders	(62,700)	—	—	—	—	—	(62,700)
Reclassification of redeemable preferred units to temporary capital (Note 11)	(85,245)	—	—	—	—	—	(85,245)
Adjustment to reflect Limited Partners’ capital at redemption value	—	136,833	(136,833)	—	—	—	—

Partners’ Capital at December 31, 2008	$700,486	$696,926	$82,461	$(39,624)	$(5,109)	$—	$1,435,140

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$475,495	$34,117	$197,064

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458,595	403,786	368,783
Deficit distributions to minority partners	25,984	32,599	15,519
Equity in losses of unconsolidated real estate partnerships	4,601	277	2,070
Provision for impairment losses on real estate development assets	107,459	—	—
Real estate impairment losses (recoveries), net	5,617	1,637	(813)
Gain on dispositions of unconsolidated real estate and other	(99,602)	(32,061)	(27,730)
Deferred income tax benefit	(53,371)	(19,840)	(11,095)
Minority interest in consolidated real estate partnerships	(22,030)	(1,150)	12,487
Stock-based compensation expense	13,833	14,921	12,314
Amortization of deferred loan costs and other	10,694	9,827	14,893
Distributions of earnings from unconsolidated entities	14,619	4,239	3,578
Distributions of earnings to minority interest in consolidated real estate partnerships	(18,887)	(17,406)	(13,369)
Discontinued operations:
Depreciation and amortization	57,288	96,554	129,994
Gain on disposition of real estate, net of minority partners’ interest	(618,168)	(65,076)	(258,970)
Other adjustments to income from discontinued operations	33,314	(7,437)	18,631
Changes in operating assets and operating liabilities:
Accounts receivable	4,848	7,453	(936)
Other assets	53,699	(9,751)	45,332
Accounts payable, accrued liabilities and other	(32,507)	12,847	13,400

Total adjustments	(54,014)	431,419	324,088

Net cash provided by operating activities	421,481	465,536	521,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(112,655)	(201,434)	(153,426)
Capital expenditures	(665,233)	(689,719)	(512,564)
Proceeds from dispositions of real estate	2,060,344	431,863	958,604
Change in funds held in escrow from tax-free exchanges	345	25,863	(19,021)
Cash from newly consolidated properties	241	7,549	23,269
Proceeds from sale of interests and distributions from real estate partnerships	94,277	198,998	45,662
Purchases of partnership interests and other assets	(28,121)	(86,204)	(37,570)
Originations of notes receivable	(6,911)	(10,812)	(94,640)
Proceeds from repayment of notes receivable	8,929	14,370	9,604
Distributions received from Aimco	1,042	923	924
Other investing activities	(6,347)	37,927	13,122

Net cash provided by (used in) investing activities	1,345,911	(270,676)	233,964

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	949,549	1,552,048	1,185,670
Principal repayments on property loans	(1,291,543)	(850,484)	(1,004,142)
Proceeds from tax-exempt bond financing	50,100	82,350	75,568
Principal repayments on tax-exempt bond financing	(217,361)	(70,029)	(229,287)
(Principal repayments) on and borrowings under term loans	(75,000)	75,000	—
Net repayments on revolving credit facility	—	(140,000)	(77,000)
Proceeds from (payments on) other borrowings	21,367	(8,468)	(22,838)
Proceeds from issuance of preferred stock, net	—	—	97,491
Repurchases and redemptions of preferred units	(24,840)	(102,000)	(286,750)
Repurchase of common units	(502,296)	(307,382)	(109,937)
Proceeds from Class A Common Stock option exercises	481	53,719	107,603
Payment of distributions to minority interest	(229,650)	(151,093)	(84,389)
Payment of distributions to General Partner and Special Limited Partner	(213,328)	(231,729)	(232,621)
Payment of distributions to Limited Partners	(55,770)	(16,760)	(19,964)
Payment of distributions to High Performance Units	(18,757)	(5,710)	(5,718)
Principal repayments received on notes due on common unit purchases	1,458	1,659	21,844
Payment of distributions to preferred units	(62,733)	(74,221)	(84,087)
Other financing activities	(9,854)	(21,123)	(18,465)

Net cash used in financing activities	(1,678,177)	(214,223)	(687,022)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,215	(19,363)	68,094
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	210,461	229,824	161,730

CASH AND CASH EQUIVALENTS AT END OF YEAR	$299,676	$210,461	$229,824

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$434,645	$452,324	$423,456
Cash paid for income taxes	13,780	2,994	9,807
Non-cash transactions associated with the acquisition of real estate and interests in unconsolidated real estate partnerships:
Secured debt assumed in connection with purchase of real estate	—	16,000	47,112
Issuance of OP Units for interests in unconsolidated real estate partnerships and acquisitions of real estate	—	2,998	13
Non-cash transactions associated with the disposition of real estate:
Secured debt assumed in connection with the disposition of real estate	157,394	27,929	—
Issuance of notes receivable connection with the disposition of real estate	10,372	—	—
Non-cash transactions associated with consolidation of real estate partnerships:
Real estate, net	25,830	56,877	675,621
Investments in and notes receivable primarily from affiliated entities	4,497	84,545	(219,691)
Restricted cash and other assets	5,483	8,545	94,380
Secured debt	22,036	41,296	503,342

Accounts payable, accrued and other liabilities	14,020	48,602	41,580
Other non-cash transactions:
Redemption of common OP Units for Aimco Class A Common Stock	4,182	27,810	4,362
Conversion of preferred units and securities into common units	—	43	199
Origination of notes receivable from officers of Aimco, net of cancellations	(385)	2,386	647
Exchanges of preferred OP units	—	—	85,412
See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 1 — Organization
AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units, which are collectively referred to as “OP Units.” Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP Trust, or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. “Limited Partners” refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Third Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended, or the Partnership Agreement.
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
Aimco frequently consummates transactions for our benefit. For legal, tax or other business reasons, Aimco may hold title or ownership of certain assets until they can be transferred to us. However, we have a controlling financial interest in substantially all of Aimco’s assets in the process of transfer to us. Except as the context otherwise requires, “we,” “our” and “us” refer to the Partnership, and the Partnership’s consolidated entities, collectively. Except as the context otherwise requires, “Aimco” refers to Aimco and Aimco’s consolidated entities, collectively.
As of December 31, 2008, we:
•	owned an equity interest in and consolidated 117,719 units in 514 properties (which we refer to as “consolidated properties”), of which 114,966 units were also managed by us;
•	owned an equity interest in and did not consolidate 9,613 units in 85 properties (which we refer to as “unconsolidated properties”), of which 4,546 units were also managed by us; and
•
provided services for or managed 35,475 units in 393 properties, primarily pursuant to long-term agreements (including 32,223 units in 359 properties for which we provide asset management services only, and not also property management services). In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

At December 31, 2008, we had outstanding 108,315,704 common OP Units, 28,164,846 preferred OP Units and 2,344,719 High Performance Units.
In December 2007, July 2008, October 2008, and December 2008, we declared special distributions payable on January 30, 2008, August 29, 2008, December 1, 2008, and January 29, 2009, respectively, to holders of record of common OP Units and High Performance Units on December 31, 2007, July 28, 2008, October 27, 2008, and December 29, 2008, respectively. The special distributions were paid on common OP Units and High Performance Units in the amounts listed below. We distributed to Aimco common OP Units equal to the number of shares we issued pursuant to Aimco’s corresponding special dividends (discussed below) in addition to approximately $0.60 per unit in cash. Holders of common OP Units other than Aimco and holders of High Performance Units received the distribution entirely in cash, in the amounts noted below.

Also in December 2007, July 2008, October 2008, and December 2008, Aimco’s board of directors declared corresponding special dividends payable on January 30, 2008, August 29, 2008, December 1, 2008, and January 29, 2009, respectively, to holders of record of our Common Stock on December 31, 2007, July 28, 2008, October 27, 2008, and December 29, 2008, respectively. A portion of the special dividends in the amount of $0.60 per share represents payment of the regular dividend for the quarters ended December 31, 2007, June 30, 2008, September 30, 2008, and December 31, 2008, and the remaining amount per share represents an additional dividend associated with taxable gains from property dispositions. The special dividends were paid in the amounts listed in the table below. Portions of the special dividends were paid through the issuance of shares of Aimco Class A Common Stock.

Special Distributions	January 2008	August 2008	December 2008	January 2009
Distribution per unit	$2.51	$3.00	$1.80	$2.08
Total distribution	$257.2 million	$285.5 million	$176.6 million	$230.1 million
Common OP Units and High Performance Units outstanding on record date	102,478,510	95,151,333	98,136,520	110,654,142
Common OP Units held by Aimco	92,795,891	85,619,144	88,650,980	101,169,951
Total distribution on Aimco common OP Units	$232.9 million	$256.9 million	$159.6 million	$210.4 million
Cash distribution to Aimco	$55.0 million	$51.4 million	$53.2 million	$60.6 million
Portion of distribution paid to Aimco through issuance of common OP Units	$177.9 million	$205.5 million	$106.4 million	$149.8 million
Common OP Units issued to Aimco pursuant to distributions	4,594,074	5,731,310	12,572,267	15,627,330
Effective increase in outstanding common OP Units and High Performance units on record date	4.48%	6.02%	12.81%	14.12%
Cash distributed to holders of common OP Units and High Performance Units other than Aimco	$24.3 million	$28.6 million	$17.0 million	$19.7 million
Amounts after elimination of the effects of units held by us and our consolidated subsidiaries:
Common OP Units and High Performance Units outstanding on record date	102,062,370	94,714,854	97,671,996	110,127,008
Common OP Units held by Aimco	92,379,751	85,182,665	88,186,456	100,642,817
Total distribution	$256.2 million	$284.1 million	$175.8 million	$229.1 million
Total distribution on Aimco common OP Units	$231.9 million	$255.5 million	$158.2 million	$209.3 million
Cash distribution to Aimco	$54.8 million	$51.1 million	$52.9 million	$60.3 million
Portion of dividend paid through issuance of shares	$177.1 million	$204.4 million	$105.3 million	$149.0 million
Common OP Units issued pursuant to distribution	4,573,735	5,703,265	12,509,657	15,548,996
The effect of the issuance of additional units pursuant to the special dividends has been retroactively reflected in each of the historical periods presented as if those units were issued and outstanding at the beginning of the earliest period presented; accordingly, all activity prior to the ex-dividend date of the special distributions, including unit issuances, repurchases and forfeitures, have been adjusted to reflect the effective increases in the number of units, except in limited instances where noted otherwise.

The following table reconciles our common OP Units issued and outstanding at December 31, 2008, to our common OP Units outstanding at December 31, 2008, per the consolidated financial statements:

Common OP Units issued and outstanding	108,315,704
Common OP Units issued to Aimco pursuant to the special distributions	15,627,330
Elimination of units owned by us and our consolidated subsidiaries (prior to January 2009 special distribution)	(527,134)
Elimination of units issued to us and our consolidated subsidiaries pursuant to the January 2009 special distribution	(78,334)
Forfeitures and other activity not yet processed by transfer agent	(17,217)

Common OP Units outstanding at December 31, 2008, per consolidated financial statements	123,320,349

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
In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
As of December 31, 2008, we were the primary beneficiary of, and therefore consolidated, 93 VIEs, which owned 70 apartment properties with 10,096 units. Real estate with a carrying value of $796.7 million collateralized the $472.0 million of debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of December 31, 2008, we also held variable interests in 130 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 181 apartment properties with 11,181 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. At December 31, 2008, our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $117.2 million and our contractual obligation to advance funds to certain VIEs totaling $5.6 million. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, the provision of financial support in the future may require us to consolidate a VIE.

Adoption of EITF 04-5
In June 2005, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, or EITF 04-5. EITF 04-5 provides an accounting model to be used by a general partner, or group of general partners, to determine whether the general partner(s) controls a limited partnership or similar entity in light of substantive kick-out rights and substantive participating rights held by the limited partners, and provides additional guidance on what constitutes those rights. EITF 04-5 was effective after June 29, 2005, for general partners of (a) all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements have been modified. We consolidated four partnerships in the fourth quarter of 2005 based on EITF 04-5 requirements. The consolidation of those partnerships had an immaterial effect on our consolidated financial statements. EITF 04-5 was effective on January 1, 2006, for general partners of all limited partnerships and similar entities. We applied EITF 04-5 as of January 1, 2006, using a transition method that does not involve retrospective application to our financial statements for prior periods.
We consolidated 156 previously unconsolidated partnerships as a result of the application of EITF 04-5 in 2006. Those partnerships own, or control other entities that own, 149 apartment properties. Our direct and indirect interests in the profits and losses of those partnerships range from less than one percent to 50 percent, and average approximately 22 percent.
In prior periods, we used the equity method to account for our investments in the partnerships that we consolidated in 2006 in accordance with EITF 04-5. Under the equity method, we recognized partnership income or losses based generally on our percentage interest in the partnership. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, when a partnership has a deficit in equity, accounting principles generally accepted in the United States of America, or GAAP, may require the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with EITF 04-5 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we applied EITF 04-5 in those prior periods. In accordance with our transition method for the adoption of EITF 04-5, we recorded an $84.6 million charge to partners’ capital as of January 1, 2006, for the cumulative amount of additional losses that we would have recognized had we applied EITF 04-5 in prior periods. Substantially all of those losses were attributable to real estate depreciation expense. As a result of applying EITF 04-5 for the year ended December 31, 2006, our income from continuing operations includes partnership losses in addition to losses that would have resulted from continued application of the equity method of $24.4 million.
Adoption of SFAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates and requires disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data, and to nonrecurring fair value measurements of non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008. The provisions of SFAS 157 are applicable to recurring and nonrecurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, including interim periods within those fiscal years. We adopted the provisions of SFAS 157 that apply to recurring and nonrecurring fair value measurements of financial assets and liabilities effective January 1, 2008, and at that time determined no transition adjustment was required.

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

Fair Value
Measurement	Valuation Methodologies
Changes in fair value of borrowings subject to total rate of return swaps	We recognize changes in the fair value of certain borrowings subject to total rate of return swaps, which we have designated as fair value hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133.

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
Amounts subject to SFAS 157 reported at fair value in our consolidated balance sheet at December 31, 2008, all of which are based on significant unobservable inputs classified within Level 3 of the fair value hierarchy, are summarized below (in thousands):

Assets (Liabilities)
Total rate of return swaps	$(29,495)
Cumulative reduction of carrying amount of debt instruments subject to total rate of return swaps	$29,495
Changes in Level 3 Fair Value Measurements
The table below presents the balance sheet amounts at December 31, 2007 and 2008 (and the changes in fair value between such dates) for fair value measurements classified within Level 3 of the valuation hierarchy (in thousands). When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 fair value measurements typically include, in addition to the unobservable or Level 3 components, observable components that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

		Unrealized		Realized gains
	Fair value at	Gains (Losses)		(losses)	Fair value at
	December 31,	included in		included in	December 31,
	2007	earnings (1)		earnings (2)	2008
Total rate of return swaps	$(9,420)	$(20,075	)(3)	$—	$(29,495)
Changes in fair value of debt instruments subject to total rate of return swaps	9,420	20,075	(3)	—	29,495

Total	$—	$—		$—	$—

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)
For total rate of return swaps, realized gains (losses) occur upon the settlement, resulting from the repayment of the underlying borrowings or the early termination of the swap, and include any net amounts paid or received upon such settlement. During the year ended December 31, 2008, we terminated total rate of return swaps with notional amounts totaling $90.3 million in connection with the sale of four properties and repayment of the related hedged debt. We repaid the debt at the swap counterparty’s purchased value, and accordingly we incurred no termination payments upon termination of the related swaps.

(3)	Included in interest expense in the accompanying consolidated statements of income.

Fair Value of Financial Instruments
We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying value at December 31, 2008, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches with market rates for debt with the same or similar terms. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $161.6 million and $191.5 million at December 31, 2008 and 2007, respectively. See Note 5 for further information on notes receivable. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.7 billion and $7.6 billion at December 31, 2008 and 2007, respectively. The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.8 billion and $7.5 billion at December 31, 2008 and 2007, respectively. See Note 6 and Note 7 for further details on our consolidated debt. Refer to Derivative Financial Instruments for further discussion regarding certain of our fixed rate debt that is subject to total rate of return swap instruments.
Adoption of SFAS 159
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We implemented SFAS 159 on January 1, 2008, and at that time did not elect the fair value option for any of our financial instruments or other items within the scope of SFAS 159.
Tax Credit Arrangements
We sponsor certain partnerships that own and operate apartment properties that qualify for tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, and for the U.S. Department of Housing and Urban Development, or HUD, subsidized rents under HUD’s Section 8 program. These partnerships acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less. We market limited partner interests of at least 99 percent to unaffiliated institutional investors (which we refer to as tax credit investors or investors) and receive a syndication fee from each investor upon such investor’s admission to the partnership. At inception, each investor agrees to fund capital contributions to the partnerships. We agree to perform various services to the partnerships in exchange for fees over the expected duration of the tax credit service period. The related partnership agreements generally require adjustment of each tax credit investor’s required capital contributions if actual tax benefits to such investor differ from projected amounts.
We have determined that the partnerships in these arrangements are variable interest entities and, where we are general partner, we are the primary beneficiary that is required to consolidate the partnerships. Based on the contractual arrangements that obligate us to deliver tax benefits to the investors, and that entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we determined that these partnerships are most appropriately accounted for by us as wholly owned subsidiaries. We also determined that capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors, and these receipts are appropriately recognized as revenue in our consolidated financial statements when our obligation to the investors is relieved upon delivery of the expected tax benefits.

In summary, our accounting treatment recognizes the income or loss generated by the underlying real estate based on our economic interest in the partnerships. Proceeds received in exchange for the transfer of the tax credits are recognized as revenue proportionately as the tax benefits are delivered to the tax credit investors and our obligation is relieved. Syndication fees and related costs are recognized in income upon completion of the syndication effort. We recognize syndication fees in amounts determined based on a market rate analysis of fees for comparable services, which generally fell within a range of 10% to 15% of investor contributions during the periods presented. Other direct and incremental costs incurred in structuring these arrangements are deferred and amortized over the expected duration of the arrangement in proportion to the recognition of related income. Investor contributions in excess of recognized revenue are reported as deferred income in our consolidated balance sheets.
During the years ended December 31, 2008, 2007 and 2006, we recognized syndication fee income of $3.4 million, $13.8 million and $12.7 million, respectively, and revenue associated with the delivery of tax benefits of $29.4 million, $24.0 million and $16.0 million, respectively. At December 31, 2008 and 2007, $159.6 million and $149.2 million, respectively, of investor contributions in excess of the recognized revenue were included in deferred income in our consolidated balance sheets.
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

The values of the above- and below-market leases are amortized to rental revenue over the expected remaining terms of the associated leases. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases. Amortization is adjusted, as necessary, to reflect any early lease terminations that were not anticipated in determining amortization periods.
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

At December 31, 2008 and 2007, deferred income in our consolidated balance sheets includes below-market lease values totaling $36.2 million and $45.0 million, respectively which are net of accumulated amortization of $16.6 million and $12.2 million, respectively. Additions to below-market leases resulting from acquisitions during the year ended December 31, 2007 totaled $18.9 million, and there were no such additions during the years ended December 31, 2008 or 2006. During the years ended December 31, 2008, 2007 and 2006, we included amortization of below-market leases of $4.4 million, $4.6 million and $2.8 million, respectively, in rental and other property revenues in our consolidated statements of income. During the year ended December 31, 2008, we revised the estimated fair value of assets acquired and liabilities assumed in acquisitions completed in 2007, resulting in a $4.4 million reduction of below-market lease values and a corresponding reduction in buildings and improvements. At December 31, 2008, our below-market leases had a weighted average amortization period of 7.3 years and estimated aggregate amortization expense for each of the five succeeding years as follows:

2009	$4.4
2010	3.9
2011	3.6
2012	3.2
2013	2.8
Capital Expenditures and Related Depreciation
We capitalize costs, including certain indirect costs, incurred in connection with our capital expenditure activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital expenditure activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.
We depreciate capitalized costs using the straight-line method over the estimated useful life of the related component or improvement, which is five, 15 or 30 years. All capitalized site payroll and indirect costs are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects.
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
For the years ended December 31, 2008, 2007 and 2006, for continuing and discontinued operations, we capitalized $25.7 million, $30.8 million and $24.7 million, respectively, of interest costs, and $78.1 million, $78.1 million and $66.2 million, respectively, of site payroll and indirect costs, respectively.
Impairment of Long-Lived Assets
We apply the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, to determine whether our real estate and other long-lived assets are impaired. Such assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2008 and 2007, we recorded operating real estate impairment losses of $5.6 million and $1.6 million, respectively, related to properties to be held and used. For the year ended December 31, 2006, we recorded net recoveries of previously recorded operating real estate impairment losses of $0.8 million.
In connection with the preparation of our annual financial statements, we assessed the recoverability of our investment in our Lincoln Place property, located in Venice, California. Based upon the recent decline in land values in Southern California and the expected timing of our redevelopment efforts, we determined that the total carrying amount of the property was no longer probable of full recovery and, accordingly, during the three months ended December 31, 2008, recognized an impairment loss of $85.4 million ($55.6 million net of tax).

Similarly, we assessed the recoverability of our investment in Pacific Bay Vistas (formerly Treetops), a vacant property located in San Bruno, California, and determined that the carrying value for the property exceeded its estimated fair value. Accordingly, we recognized an impairment loss of $5.7 million for this property during the three months ended December 31, 2008.
The impairment losses related to Lincoln Place, Pacific Bay Vistas and our investment in Casden Properties LLC (see
Note 5), are included in provision for impairment losses on real estate development assets in our consolidated statement of income for the year ended December 31, 2008.
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
Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded in accordance with SFAS 144, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments decreased net income by $11.8 million, $37.3 million and $34.7 million, and resulted in decreases in basic and diluted earnings per unit of $0.09, $0.25 and $0.23, for the years ended December 31, 2008, 2007 and 2006, respectively.
Cash Equivalents
In accordance with GAAP, highly liquid investments with an original maturity of three months or less are classified as cash equivalents.
Restricted Cash
Restricted cash includes capital replacement reserves, tax-free exchange funds, completion repair reserves, bond sinking fund amounts and tax and insurance escrow accounts held by lenders.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally comprised of amounts receivable from residents, amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services and other miscellaneous receivables from non-affiliated entities. We evaluate collectibility of accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $3.3 million and $3.1 million as of December 31, 2008 and 2007, respectively.
We evaluate collectibility of accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $5.0 million and $4.6 million as of December 31, 2008 and 2007, respectively.
Accounts Receivable and Allowance for Doubtful Accounts from Affiliates
Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate collectibility of accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates are stated net of allowances for doubtful accounts of approximately $5.6 million and $5.3 million as of December 31, 2008 and 2007, respectively.

Deferred Costs
We defer lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. Amortization of these costs is included in interest expense.
We defer leasing commissions and other direct costs incurred in connection with successful leasing efforts and amortize the costs over the terms of the related leases. Amortization of these costs is included in depreciation and amortization.
Advertising Costs
We generally expense all advertising costs as incurred to property operating expense. For the years ended December 31, 2008, 2007 and 2006, for both continuing and discontinued operations, total advertising expense was $36.0 million, $38.0 million and $34.7 million, respectively.
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
We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate. See Note 5 for further discussion of Notes Receivable.
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

Intangible Assets
At December 31, 2008 and 2007, other assets included goodwill associated with our real estate segment of $81.9 million. We account for goodwill and other intangible assets in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 142 does not permit amortization of goodwill and other intangible assets with indefinite lives, but requires an annual impairment test of such assets. The impairment test compares the fair value of reporting units with their carrying amounts, including goodwill. Based on the application of the goodwill impairment test set forth in SFAS 142, we determined that our goodwill was not impaired in 2008, 2007 or 2006.
Other assets also includes intangible assets for purchased management contracts with finite lives that we amortize on a straight-line basis over terms ranging from five to twenty years and intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.
Capitalized Software Costs
Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. We write off the costs of software development projects when it is no longer probable that the software will be completed and placed in service. For the years ended December 31, 2008, 2007 and 2006, we capitalized software development costs totaling $20.9 million, $11.9 million and $6.5 million, respectively. At December 31, 2008 and 2007, other assets included $35.7 million and $29.0 million of net capitalized software, respectively. During the years ended December 31, 2008, 2007 and 2006, we recognized amortization of capitalized software of $10.0 million, $10.8 million and $14.5 million, respectively, which is included in depreciation and amortization in our consolidated statements of income.
During the year ended December 31, 2008, we reassessed our approach to communication technology needs at our properties, which resulted in the discontinuation of an infrastructure project and a $5.4 million write-off of related hardware and capitalized internal and consulting costs included in other assets. The write-off, which is net of sales proceeds, is included in other (income) expenses, net. During the year ended December 31, 2008, we additionally recorded a $1.6 million write-off of certain software and hardware assets that are no longer consistent with our information technology strategy. This write-off is included in depreciation and amortization. During the year ended December 31, 2007, we abandoned certain internal-use software development projects and recorded a $4.2 million write-off of the capitalized costs of such projects in depreciation and amortization. There were no similar write-offs during the year ended December 31, 2006.
Minority Interest in Consolidated Real Estate Partnerships
We report unaffiliated partners’ interests in consolidated real estate partnerships as minority interest in consolidated real estate partnerships. Minority interest in consolidated real estate partnerships represents the minority partners’ share of the underlying net assets of our consolidated real estate partnerships. When these consolidated real estate partnerships make cash distributions to partners in excess of the carrying amount of the minority interest, we generally record a charge equal to the amount of such excess distribution, even though there is no economic effect or cost. We report this charge in the consolidated statements of income as deficit distributions to minority partners. We allocate the minority partners’ share of partnership losses to minority partners to the extent of the carrying amount of the minority interest. We generally record a charge when the minority partners’ share of partnership losses exceed the carrying amount of the minority interest, even though there is no economic effect or cost. We report this charge in the consolidated statements of income within minority interest in consolidated real estate partnerships. We do not record charges for distributions or losses in certain limited instances where the minority partner has a legal obligation and financial capacity to contribute additional capital to the partnership. For the years ended December 31, 2008, 2007 and 2006, we recorded charges for partnership losses resulting from depreciation of approximately $9.0 million, $12.2 million and $31.8 million respectively, that were not allocated to minority partners because the losses exceeded the carrying amount of the minority interest.

Minority interest in consolidated real estate partnerships consists primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of minority interests. The aggregate carrying value of minority interests in consolidated real estate partnerships is approximately $349.5 million at December 31, 2008. The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life minority interests, the number of properties in which there is direct or indirect minority ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, we believe it is impracticable to determine the total required payments to the minority interests in an assumed liquidation at December 31, 2008. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our minority interests exceeds their aggregate carrying value. As a result of our ability to control real estate sales and other events that require payment of minority interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related minority interests, we anticipate that the eventual liquidation of these minority interests will not have an adverse impact on our financial condition.
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
Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R (see Note 12).
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
From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate (previously the Bond Market Association index) for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a risk spread. These swaps generally have a second or third lien on the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice, and the swaps generally have a term of less than five years. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us or to us for such difference. Accordingly, we believe fluctuations in the fair value of the borrowings from the inception of the hedging relationship generally will be offset by a corresponding fluctuation in the fair value of the total rate of return swaps.

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
Borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $421.7 million and $487.2 million at December 31, 2008 and 2007, respectively, are reflected as variable rate borrowings in Note 6. During the years ended December 31, 2008 and 2007, due to changes in the estimated fair values of certain of these debt instruments and corresponding total rate of return swaps, we reduced property loans payable by $20.1 million and $9.4 million respectively, and increased accrued liabilities and other by the same amount, with no net impact on net income. During 2006 there were no material adjustments for changes in fair value for the hedged debt or total rate of return swaps. See Adoption of SFAS 157 in Note 2 for further discussion of fair value measurements related to these arrangements. During 2008, 2007 and 2006, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At December 31, 2008, the weighted average fixed receive rate under the total return swaps was 6.8% and the weighted average variable pay rate was 1.8%, based on the applicable SIFMA and 30-day LIBOR rates effective as of that date. Further information related to our total return swaps as of December 31, 2008 is as follows:

					Weighted Average
		Weighted	Swap Notional	Swap	Swap
Debt Principal	Year of Debt	Average Debt	Amount	Maturity	Variable Pay Rate at
(millions)	Maturity	Interest Rate	(millions)	Date	December 31, 2008
$26.1	2009	9.0%	$26.3	2009	2.1%
60.0	2012	7.5%	60.0	2012	2.7%
24.0	2015	6.9%	24.0	2011	1.7%
14.2	2018	7.3%	14.2	2011	1.7%
12.3	2021	6.2%	12.3	2012	1.7%
12.0	2024	6.3%	12.0	2011	1.7%
54.6	2025	5.5%	54.4	2011	1.3%
47.9	2026	7.4%	47.9	2011	1.7%
45.0	2031	7.4%	45.0	2011	1.7%
100.6	2036	6.2%	101.0	2010-2012	1.7%
12.5	2038	6.5%	12.5	2011	1.9%
12.5	2048	5.5%	12.5	2011	1.9%

$421.7			$422.1

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
Income Taxes
We are treated as a “pass-through” entity for United States Federal income tax purposes and are not subject to United States Federal income taxation. Each of our partners, however, is subject to tax on his allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits, or Partnership Tax Items, for each taxable year during which he is a partner, regardless of whether he receives any actual distributions of cash or other property from us during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by us, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Partnership Agreement. The General Partner is our “tax matters partner” for United States Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of us with respect to tax matters.

Aimco has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1994, and intends to continue to operate in such a manner. Aimco’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco qualifies for taxation as a REIT, it will generally not be subject to United States Federal corporate income tax on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Even if Aimco qualifies as a REIT, it may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arms length transactions between it and a TRS (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. Aimco and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business or Aimco’s stockholders reside. In addition, Aimco could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment. Any taxes imposed on Aimco reduce its and our operating cash flow and net income.
Certain of Aimco’s operations (including property management, asset management and risk) are conducted through taxable REIT subsidiaries, which are subsidiaries of the Partnership, and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. Aimco uses TRS entities to facilitate its ability to offer certain services and activities to its residents, as these services and activities generally cannot be offered directly by the REIT. Aimco also uses TRS entities to hold investments in certain properties.
For Aimco’s taxable REIT subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and TRS entities when the related assets are sold to third parties, impaired or otherwise disposed of for financial reporting purposes.
In March 2008, we were notified by the Internal Revenue Service that it intended to examine our 2006 Federal tax return. During June 2008, the IRS issued AIMCO-GP, Inc., our general and tax matters partner, a summary report including the IRS’s proposed adjustments to our 2006 Federal tax return. We do not expect the proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, common unit equivalents, and other potentially dilutive securities outstanding during the period. As discussed in Note 1, weighted average common OP Units, common unit equivalents and other potentially dilutive securities outstanding have been retroactively adjusted for the effect of common OP Units issued January 30, 2008, August 29, 2008, December 1, 2008, and January 29, 2009, pursuant to the special distributions. Earnings per unit amounts for each period presented reflect the retroactively adjusted weighted average unit and equivalent counts.
Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. As discussed in Note 5, a significant portion of our notes receivable at December 31, 2008, are collateralized by properties in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversity of the properties that collateralize the notes.

At December 31, 2008, we had total rate of return swap positions with two financial institutions totaling $422.1 million. The swap positions with one counterparty are comprised of $409.8 million of fixed rate debt effectively converted to variable rates using total rate of return swaps, including $349.8 million of tax-exempt bonds indexed to SIFMA and $60.0 million of taxable second mortgage notes indexed to LIBOR. Additionally, the swap agreements with this counterparty provide for collateral calls to maintain specified loan-to-value ratios. As of December 31, 2008, we had provided this counterparty $3.2 million in cash collateral, which is included in other assets in our consolidated balance sheet. We have one swap position with another counterparty that is comprised of $12.3 million of fixed rate tax-exempt bonds indexed to SIFMA. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Reclassifications
Certain items included in the 2007 and 2006 financial statements amounts have been reclassified to conform to the 2008 presentation.
NOTE 3 — Real Estate and Partnership Acquisitions and Other Significant Transactions
Real Estate Acquisitions
During the year ended December 31, 2008, we acquired three conventional properties with a total of 470 units, located in San Jose, California, Brighton, Massachusetts and Seattle, Washington. The aggregate purchase price of $111.5 million, excluding transaction costs, was funded using $39.0 million in proceeds from mortgage loans, $41.9 million in tax-free exchange proceeds (provided by 2008 real estate dispositions) and the remainder in cash.
During the year ended December 31, 2007, we completed the acquisition of 16 conventional properties with approximately 1,300 units for an aggregate purchase price of approximately $217.0 million, excluding transaction costs. Of the 16 properties acquired, ten are located in New York City, New York, two in Daytona Beach, Florida, one in Park Forest, Illinois, one in Poughkeepsie, New York, one in Redwood City, California, and one in North San Diego, California. The purchases were funded with cash, tax-free exchange proceeds, new debt and the assumption of existing debt.
During the year ended December 31, 2006, we completed acquisitions of nine properties (including one property acquired by an unconsolidated joint venture), containing approximately 1,700 residential units for an aggregate purchase price of approximately $177.0 million, excluding transaction costs. Of the nine properties acquired, three are located in Pacifica, California, one in Chico, California, three in metro Jacksonville, Florida, one in Tampa, Florida, and one in Greenville, North Carolina. The purchases were funded with cash, new debt and the assumption of existing debt.
Acquisitions of Partnership Interests
During the years ended December 31, 2008 and 2007, we acquired limited partnership interests in 22 and 50 partnerships respectively, in which our affiliates served as general partner. In connection with such acquisitions, we paid cash of approximately $2.0 million and $47.4 million, including transaction costs. The cost of the acquisitions was approximately $2.4 million and $43.6 million in excess of the carrying amount of minority interest in such limited partnerships, which excess we generally assigned to real estate.
Disposition of Unconsolidated Real Estate
During the year ended December 31, 2008, we disposed of our interest in unconsolidated real estate partnerships that owned two properties with 671 units. Our net gain on the disposition of these interests totaled $98.4 million and is included in gain on dispositions of unconsolidated real estate and other in the accompanying statements of income for the year ended December 31, 2008.
Casualty Loss Related to Tropical Storm Fay and Hurricane Ike
During 2008, Tropical Storm Fay and Hurricane Ike caused severe damage to certain of our properties located primarily in Florida and Texas, respectively. We estimated total losses of approximately $33.9 million, including property damage replacement cost and clean-up cost. After consideration of estimated third party insurance proceeds and the minority interest partners’ share of losses for consolidated real estate partnerships, the net effect of these casualties on net income was a loss of approximately $5.6 million.

Restructuring Costs
In connection with 2008 property sales and an expected reduction in redevelopment and transactional activities, during the three months ended December 31, 2008, we initiated an organizational restructuring program that included reductions in workforce and related costs, reductions in leased corporate facilities and abandonment of certain redevelopment projects and business pursuits. As a result, during the three months ended December 31, 2008, we recognized a restructuring charge of $22.8 million, which consists primarily of: severance costs of $12.9 million; unrecoverable lease obligations of $6.4 million related to space that we will no longer use; and the write-off of deferred transaction costs totaling $3.5 million associated with certain acquisitions and redevelopment opportunities that we will no longer pursue. Of the amounts included in the restructuring charge, approximately $2.9 million of the severance costs and the $3.5 million of transaction costs had been paid as of December 31, 2008. We anticipate eliminating the remaining jobs associated with the severance amounts discussed above by March 1, 2009. The amounts related to this restructuring have not been allocated to our reportable segments based on the methods used to evaluate segment performance.
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
Approximately $22.8 million of the $42.2 million debt extinguishment gain related to the mortgage loans that were secured by the eight properties sold to third parties and is reported in discontinued operations for the year ended December 31, 2007. The remaining $19.4 million portion of the debt extinguishment gain related to the mortgage loans that were secured by the seven VMS properties we purchased and is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other. Although 78% of the equity interests in VMS were held by unrelated minority partners, no minority interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings. As required by GAAP, we had in prior years recognized the minority partners’ share of VMS losses in excess of the minority partners’ capital contributions. The amounts of those previously recognized losses exceeded the minority partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, no minority interest in such gains has been recognized in our earnings. For the year ended December 31, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations by $19.4 million ($0.13 per diluted unit) and increase net income by $65.0 million ($0.43 per diluted unit).

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
Flamingo South Beach Property
The Flamingo South Beach property consists of three towers. In connection with the sale of the South Tower in 2006, the buyer paid to us a $5.0 million non-refundable fee for the option to purchase the 614-unit North Tower between September 1, 2006, and February 28, 2007, and the 513-unit Central Tower between December 1, 2007, and May 31, 2008. Pursuant to the purchase and sale agreement, the buyer paid to us an additional $1.0 million non-refundable fee to extend the option period for the buyer’s purchase of the North Tower from February 28, 2007, to October 31, 2007. In accordance with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, or SFAS 66, we deferred the recognition of the non-refundable fees. In September 2007, the buyer terminated its rights under the option agreement and we recognized income of $6.0 million ($5.5 million net of tax) during the year ended December 31, 2007, which is presented in gain on dispositions of unconsolidated real estate and other in the accompanying consolidated statements of income.
Palazzo Joint Venture
In December 2007, we entered into a joint venture agreement with a third party investor which provides for the co-ownership of three multi-family properties with 1,382 units located in West Los Angeles. Under the agreement, we contributed three wholly-owned properties, The Palazzo at Park La Brea, The Palazzo East at Park La Brea and The Villas at Park La Brea to the partnership, which we refer to as Palazzo, at a value of $726.0 million, or approximately $525,000 per unit. Palazzo had existing property debt of approximately $296.0 million and an implied equity value of approximately $430.0 million. We received $202.0 million from the investor in exchange for an approximate 47% interest in Palazzo, of which approximately $7.9 million was used to fund escrows for capital improvements and various operating requirements. We own the remaining interests in Palazzo, including a managing interest, and will operate the properties in exchange for a property management fee and certain other fees over the term of the partnership.
We determined Palazzo is a VIE as defined by FIN 46 and that we are the primary beneficiary who should consolidate this partnership. In accordance with SFAS 66, we deferred recognition of a gain on this transaction and recognized the consideration received as an increase in minority interest in consolidated real estate partnerships.
NOTE 4 — Investments in Unconsolidated Real Estate Partnerships
We owned general and limited partner interests in unconsolidated real estate partnerships owning approximately 85, 94 and 102 properties at December 31, 2008, 2007 and 2006, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. Our total ownership interests in these unconsolidated real estate partnerships ranges typically from less than 1% to 50%.
The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Real estate, net of accumulated depreciation	$122,788	$133,544	$143,750
Total assets	155,444	165,567	169,061
Secured and other notes payable	122,859	124,406	132,076
Total liabilities	175,681	180,222	183,378
Partners’ deficit	(20,237)	(14,655)	(14,317)
Rental and other property revenues	69,392	73,672	102,241
Property operating expenses	(42,863)	(45,998)	(59,017)
Depreciation expense	(12,640)	(13,965)	(19,198)
Interest expense	(17,182)	(17,194)	(24,338)
Gain on sale	5,391	59	3,156
Net income (loss)	1,398	(4,845)	2,369

As a result of our acquisition of interests in unconsolidated real estate partnerships at a cost in excess of the historical carrying amount of the partnerships’ net assets, our aggregate investment in these partnerships at December 31, 2008 and 2007 of $108.2 million and $116.1 million, respectively, exceeds our share of the underlying historical partners’ deficit of the partnerships by approximately $112.1 million and $119.3 million, respectively.
NOTE 5 — Notes Receivable
The following table summarizes our notes receivable at December 31, 2008 and 2007 (in thousands):

	2008			2007
	Unconsolidated			Unconsolidated
	Real Estate	Non-		Real Estate	Non-
	Partnerships	Affiliates	Total	Partnerships	Affiliates	Total
Par value notes	$18,855	$19,253	$38,108	$30,155	$17,053	$47,208
Discounted notes	8,575	135,123	143,698	10,045	127,422	137,467
Allowance for loan losses	(4,863)	(17,743)	(22,606)	(5,014)	(1,421)	(6,435)

Total notes receivable	$22,567	$136,633	$159,200	$35,186	$143,054	$178,240

Face value of discounted notes	$39,333	$145,526	$184,859	$41,668	$142,062	$183,730
Included in notes receivable from unconsolidated real estate partnerships at December 31, 2008 and 2007, are $4.2 million and $4.3 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 9.0% and 12.0% and averaging 11.1%.
Included in the notes receivable from non-affiliates at December 31, 2008 and 2007, are $92.6 million and $87.6 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 4.0% and 8.8% and averaging 6.0%.
Notes receivable from non-affiliates at December 31, 2008 and 2007, include notes receivable totaling $85.6 million and $84.3 million, respectively, from 31 entities (the “borrowers”) that are wholly owned by a single individual. We originated these notes in November 2006 pursuant to a loan agreement that provides for total funding of approximately $110.0 million, including $16.4 million for property improvements and an interest reserve, of which $5.6 million had not been funded as of December 31, 2008. The notes mature in November 2016, bear interest at LIBOR plus 2.0%, are partially guaranteed by the owner of the borrowers, and are collateralized by second mortgages on 87 buildings containing 1,597 residential units and 42 commercial spaces in West Harlem, New York City. In conjunction with the loan agreement, we entered into a purchase option and put agreement with the borrowers under which we may purchase some or all of the buildings and, subject to achieving specified increases in rental income, the borrowers may require us to purchase the buildings. Our potential purchase of the buildings pursuant to the purchase option and put agreement may ultimately require cash payments and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the loan agreement, depending on rental income levels and real estate fair values. We determined that the stated interest rate on the notes was a below-market interest rate and recorded a $19.4 million discount to reflect the estimated fair value of the notes based on an estimated market interest rate of LIBOR plus 4.0%. The discount was determined to be attributable to our real estate purchase option, which we recorded separately in other assets. Accretion of this discount, which is included in interest income in our consolidated statements of income, totaled $0.7 million in 2008, and $1.9 million in 2007, inclusive of a $1.5 million adjustment of accretion recognized upon the repayment of a portion of the outstanding principal balance in 2007. No accretion of this discount was recorded in 2006. The value of the purchase option asset will be included in the cost of properties acquired pursuant to the option or otherwise be charged to expense. We determined that the borrowers are VIEs and, based on qualitative and quantitative analysis, determined that the individual who owns the borrowers and partially guarantees the notes is the primary beneficiary.

In connection with the March 2002 acquisition of Casden Properties, Inc., we invested $50.0 million for a 20% passive interest in Casden Properties LLC, an entity organized to buy, re-entitle and develop land parcels in Southern California. Based upon the profit allocation agreement, we account for this investment as a note receivable and have been amortizing the discounted value of the investment to the $50.0 million previously estimated to be collectible through January 2, 2009, the initial dissolution date of the entity. The managing member is seeking to extend the dissolution date. In connection with the preparation of our annual financial statements and as a result of a recent decline in Southern California land values, we determined our investment was not fully recoverable and accordingly recognized an impairment loss of $16.3 million ($10.0 million net of tax) during the three months ended December 31, 2008. This impairment loss is included in provision for impairment losses on real estate development assets in the consolidated statement of income for the year ended December 31, 2008.
Interest income from total non-impaired par value and certain discounted notes for the years ended December 31, 2008, 2007 and 2006 totaled $7.8 million, $11.7 million and $5.8 million, respectively. For the year ended December 31, 2008, we recognized a net reduction of accretion income of $2.7 million, due primarily to revisions in estimates of the timing and amount of payment on certain discounted notes. For the years ended December 31, 2007 and 2006, we recognized accretion income on certain discounted notes of $3.4 million and $6.7 million, respectively.
The activity in the allowance for loan losses in total for both par value notes and discounted notes for the years ended December 31, 2008 and 2007, is as follows (in thousands):

	2008	2007
Balance at beginning of year	$(6,435)	$(5,478)
Provisions for losses on notes receivable	(4,608)	(6,018)
Recoveries of losses on notes receivable	429	2,067
Provision for impairment loss on investment in Casden Properties LLC	(16,321)	—
Net reductions due to consolidation of real estate partnerships and property dispositions	4,329	2,994

Balance at end of year	$(22,606)	$(6,435)

During the years ended December 31, 2008 and 2007, we determined that an allowance for loan losses of $3.6 million and $4.0 million, respectively, was required on certain of our par value notes that had carrying values of $11.4 million and $9.5 million, respectively. The average recorded investment in the impaired par value notes for the years ended December 31, 2008 and 2007 was $9.0 million and $8.3 million, respectively. The remaining $26.7 million in par value notes receivable at December 31, 2008, is estimated to be collectible and, therefore, interest income on these par value notes is recognized as it is earned.
As of December 31, 2008 and 2007, we determined that an allowance for loan losses of $2.7 million and $1.0 million, respectively, was required on certain of our discounted notes that had carrying values of $5.4 million and $3.4 million, respectively. The average recorded investment in the impaired discounted notes for the years ended December 31, 2008 and 2007 was $4.9 million and $3.4 million, respectively.
NOTE 6 — Property Tax-Exempt Bond Financings, Property Loans Payable and Other Borrowings
The following table summarizes our property tax-exempt bond financings at December 31, 2008 and 2007, the majority of which is non-recourse to us (in thousands):

	Weighted Average	Principal
	Interest Rate	Outstanding
	2008	2008	2007
Fixed rate property tax-exempt bonds payable	5.59%	$158,620	$159,893
Variable rate property tax-exempt bonds payable	1.74%	563,351	596,549

Total		$721,971	$756,442

Fixed rate property tax-exempt bonds payable mature at various dates through October 2045. Variable rate property tax-exempt bonds payable mature at various dates through June 2048. Principal and interest on these bonds are generally payable in semi-annual installments or in monthly interest-only payments with balloon payments due at maturity. Certain of our property tax-exempt bonds at December 31, 2008, are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2008, our property tax-exempt bond financings were secured by 52 properties with a combined net book value of $1,081.0 million. As discussed in Note 2, certain fixed rate property tax-exempt bonds payable have been converted to variable rates using total rate of return swaps and are presented above as variable rate debt.

The following table summarizes our property loans payable at December 31, 2008 and 2007, the majority of which are non-recourse to us (in thousands):

	Weighted Average	Principal
	Interest Rate	Outstanding
	2008	2008	2007
Fixed rate property notes payable	6.06%	$5,223,522	$4,757,536
Variable rate property notes payable	6.05%	223,560	254,061
Secured notes credit facility	1.22%	112,087	84,876

Total		$5,559,169	$5,096,473

Fixed rate property notes payable mature at various dates through August 2053. Variable rate property notes payable mature at various dates through December 2031. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2008, our property notes payable were secured by 445 properties with a combined net book value of $6,925.1 million. As discussed in Note 2, certain fixed rate secured notes payable have been converted to variable rates using total rate of return swaps and are presented above as variable rate debt.
We had a secured revolving credit facility that provided for borrowings of up to $250.0 million primarily to be used for financing properties that we generally intended to hold for the intermediate term, as well as properties that were designated for redevelopment. The interest rate on the notes provided through this facility was the Fannie Mae Discounted Mortgage-Backed Security index plus 0.85% (for those loans with debt coverage ratios greater than or equal to 1.70x) or 1.05% (for those loans with debt service coverage ratios less than 1.70x), which interest rates reset monthly. Each loan under this facility was treated as a separate borrowing and was collateralized by a specific property, and none of the loans were cross-collateralized or cross-defaulted. This facility matured in September 2007.
We entered into a new secured revolving credit facility in September 2007 with a major life company that provides for borrowings of up to $200.0 million. The primary function of the facility is to secure short-term fully pre-payable non-recourse loans for a period of less than three years. The interest rate on the notes provided through the facility is 30-day LIBOR plus 0.78%. Each loan under the facility is treated as a separate borrowing and is secured by a specific property. None of the facility loans are cross-collateralized or cross-defaulted. This facility matures in October 2010, and has two one-year extension options for a $500,000 fee per extension. At December 31, 2008, outstanding borrowings of $112.1 million related to properties classified as held for use are included in 2012 maturities below based on the extension options. At December 31, 2008, outstanding borrowings of $16.2 million related to properties classified as held for sale are included in liabilities related to assets held for sale in the consolidated balance sheet.
Our consolidated debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. At December 31, 2008, we were in compliance with all financial covenants pertaining to our consolidated debt instruments.
Other borrowings totaled $96.0 million and $75.1 million at December 31, 2008 and 2007, respectively, and consist primarily of unsecured notes payable and obligations under sale and leaseback arrangements accounted for as financings. At December 31, 2008, other borrowings includes $85.5 million in fixed rate obligations with interest rates ranging from zero to 10.0% and $10.5 million in variable rate obligations bearing interest at the prime rate plus 1.75% to 2.00%. The maturity dates for other borrowings range from 2008 to 2039, although certain amounts are due upon occurrence of specified events, such as property sales.

As of December 31, 2008, the scheduled principal amortization and maturity payments for our property tax-exempt bonds, property loans payable and other borrowings are as follows (in thousands):

	Amortization	Maturities	Total
2009	$116,028	$291,865	$407,893
2010	121,746	285,492	407,238
2011	130,394	181,092	311,486
2012	134,248	353,811	488,059
2013	131,157	474,805	605,962
Thereafter			4,156,483

			$6,377,121

NOTE 7 — Term Loans and Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. In addition to us, Aimco and an Aimco subsidiary are also borrowers under the Credit Agreement.
During the year ended December 31, 2008, we repaid in full our $75.0 million term loan which was due for payment in September 2009. Following this repayment, the aggregate amount of commitments and loans under the Credit Agreement is $1,035.0 million, comprised of a $400.0 million term loan and $635.0 million of revolving loan commitments. The $400.0 million term loan bears interest at LIBOR plus 1.5%, or at our option, a base rate equal to the prime rate and matures March 2011. Our revolving credit facility matures May 2009 and may be extended for an additional year, subject to a 20.0 basis point fee on the total commitments. Borrowings under the revolver bear interest based on a pricing grid determined by leverage (currently at LIBOR plus 1.125%).
The Credit Agreement includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, aggregate recourse indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt. The Credit Agreement includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our funds from operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. We were in compliance with all such covenants as of December 31, 2008.
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
At December 31, 2008, the term loan had an outstanding principal balance of $400.0 million and a weighted average interest rate of 2.94%. In January 2009, we prepaid $50.0 million of the balance outstanding on the term debt. The amount available under the revolving credit facility at December 31, 2008, was $578.8 million (after giving effect to $56.2 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
NOTE 8 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $70.3 million related to construction projects, most of which we expect to incur in 2009. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
As discussed in Note 5, we have committed to fund an additional $5.6 million in second mortgage loans on certain properties in West Harlem in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the related loan agreement.

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
Environmental
Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2008, are immaterial to our consolidated financial condition, results of operations and cash flows.
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

FLSA Litigation
As previously disclosed, we and NHP Management Company (“NHPMN”), our subsidiary, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that we and NHPMN failed to compensate maintenance workers for time that they were required to be “on-call” (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 different jurisdictions. In 2008, we settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. We believe any remaining contingencies associated with these matters are immaterial.
Operating Leases
We are obligated under office space and equipment non-cancelable operating leases. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases are as follows (in thousands):

	Operating
	Lease	Sublease
	Obligations	Receivables
2009	$7,904	$597
2010	6,812	597
2011	5,504	—
2012	5,028	—
2013	2,594	—
Thereafter	4,093	—

Total	$31,935	$1,194

Substantially all of the office space subject to the operating leases described above are for the use of our corporate offices and area operations. Rent expense recognized totaled $10.2 million, $9.8 million, and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease receipts that offset rent expense totaled approximately $0.7 million, $1.3 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
As discussed in Note 3, during the three months ended December 31, 2008, we initiated a restructuring program pursuant to which we vacated certain leased office space for which we remain obligated. In connection with the restructuring, we accrued $6.4 million representing the estimated fair value of certain lease obligations included above related to space we are no longer using, reduced by estimated sublease amounts.

NOTE 9 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	2008	2007
Deferred tax liabilities:
Partnership differences	$47,635	$59,419
Depreciation	2,477	2,441
Deferred revenue	7,757	4,794
Other	11	40

Total deferred tax liabilities	$57,880	$66,694

Deferred tax assets:
Net operating, capital and other loss carryforwards	$7,183	$49,302
Provision for impairments on real estate assets	33,321	—
Receivables	5,530	6,321
Accrued liabilities	23,504	9,730
Accrued interest expense	2,220	917
Intangibles — management contracts	3,789	5,632
Tax credit carryforwards	8,521	7,011
Equity compensation	1,983	1,860
Other	155	347

Total deferred tax assets	86,206	81,120

Net deferred income tax assets	$28,326	$14,426

At December 31, 2006, we maintained a $1.9 million valuation allowance for deferred tax assets primarily related to previously unrecognized alternative minimum tax credits that were generated by predecessor entities. As a result of our implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007, we reclassified the $1.9 million deferred tax asset as an unrecognized tax benefit and removed the corresponding valuation allowance. As of December 31, 2008, we determined a valuation allowance for our deferred tax assets was not necessary based on a determination that it was more likely than not that such assets will be realized prior to their expiration. This determination included the evaluation of prudent and feasible tax planning strategies that are available to us.
A reconciliation of the beginning and ending balance of our unrecognized tax benefits from January 1, 2007, the date on which we adopted FIN 48, is presented below:

	2008	2007
Balance at January 1	$2,965	$3,118
Reductions as a result of the lapse of applicable statutes	—	(189)
Additions based on tax positions related to the current year	115	36

Balance at December 31	$3,080	$2,965

We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. Because the statute of limitations has not yet elapsed, our Federal income tax returns for the year ended December 31, 2005, and subsequent years and certain of our State income tax returns for the year ended December 31, 2003, and subsequent years are currently subject to examination by the Internal Revenue Service or other tax authorities. Our policy is to include interest and penalties related to income taxes in income taxes in our consolidated statements of income.
As a result of SFAS 123R, our deferred tax assets at December 31, 2008 and 2007 do not include $3.6 million and $4.2 million, respectively, of excess tax benefits from employee stock option exercises and vested restricted stock awards that are a component of our net operating loss carryforwards. Additional paid-in capital will be increased by $3.6 million if and when such excess tax benefits are ultimately realized.

Significant components of the provision (benefit) for income taxes are as follows and are classified within income tax benefit in continuing operations and income from discontinued operations, net in our statements of income for 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Current:
Federal	$8,678	$20	$5,380
State	2,415	1,938	1,272

Total current	11,093	1,958	6,652

Deferred:
Federal	(22,115)	(17,816)	13,197
State	(2,386)	(1,833)	1,698

Total deferred	(24,501)	(19,649)	14,895

Total provision (benefit)	$(13,408)	$(17,691)	$21,547

Classification:
Continuing operations	$(53,371)	$(19,840)	$(11,095)
Discontinued operations	$39,963	$2,149	$32,642
Consolidated income (loss) subject to tax, consisting of pretax income of our taxable REIT subsidiaries and gains on certain property sales that are subject to income tax under section 1374 of the Internal Revenue Code, is $(81.8) million for 2008, $(41.5) million for 2007, and $53.3 million for 2006. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$(28,632)	35.0%	$(14,508)	35.0%	$18,639	35.0%
State income tax, net of Federal tax benefit	29	—	106	(0.3%)	3,038	5.7%
Effect of permanent differences	215	(0.3%)	(306)	0.7%	(130)	(0.2%)
Tax effect of intercompany transfers of assets between the REIT and taxable REIT subsidiaries(1)	15,059	(18.4%)	—	—	—	—
Write off of excess tax basis	(79)	0.1%	(2,983)	7.2%	—	—

	$(13,408)	16.4%	$(17,691)	42.6%	$21,547	40.5%

(1)
Includes the effect of assets contributed by us to taxable REIT subsidiaries, for which deferred tax expense or benefit was recognized upon the sale or impairment of the asset by the taxable REIT subsidiary.

Income taxes paid totaled approximately $13.8 million, $3.0 million and $9.8 million in the years ended December 31, 2008, 2007 and 2006, respectively.
At December 31, 2008, we had net operating loss carryforwards, or NOLs, of approximately $22.3 million for income tax purposes that expire in years 2023 to 2028. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. We used approximately $104.5 million of NOLs during the year ended December 31, 2008, to offset gains from the sale of assets by our taxable subsidiaries. Additionally, our low-income housing and rehabilitation tax credit carryforwards as of December 31, 2008, were approximately $7.2 million for income tax purposes that expire in years 2012 to 2028. We had approximately $1.8 million of alternative minimum tax (AMT) credit carryforwards available at December 31, 2008, subsequent to the application of a FIN 48 uncertain tax position discussed above. These AMT credit carryforwards do not expire and can be used to offset future regular tax liabilities.

NOTE 10 — Notes Receivable from Aimco
In exchange for the sale of certain real estate assets to Aimco in December 2000, we received notes receivable, which we refer to as the Notes, totaling $10.1 million. The Notes bear interest at the rate of 5.7% per annum. Of the $10.1 million total, $7.6 million is due upon demand, and the remainder is due in scheduled semi-annual payments with all unpaid principal and interest due on December 31, 2010. At December 31, 2008 and 2007, the balance of the Notes totaled $15.6 million and $14.8, respectively, which includes accrued and unpaid interest.
NOTE 11 — Partners’ Capital and Redeemable Preferred Units
Preferred OP Units
At December 31, 2008 and 2007, we had the following classes of preferred OP Units outstanding (stated at their redemption values):

		Annual Distribution Rate	Balance
		Per Share	December 31,
	Redemption	(paid	2008	2007
	Date (1)	quarterly)	(thousands)	(thousands)
Perpetual:
Class G Partnership Preferred Units, $0.01 par value, 4,050,000 units authorized, 4,050,000 units issued and outstanding	07/15/2008	9.3750%	$101,000	$101,000
Class T Partnership Preferred Units, $0.01 par value, 6,000,000 units authorized, 6,000,000 units issued and outstanding	07/31/2008	8.000%	150,000	150,000
Class U Partnership Preferred Units, $0.01 par value, 8,000,000 units authorized, 8,000,000 units issued and outstanding	03/24/2009	7.750%	200,000	200,000
Class V Partnership Preferred Units, $0.01 par value, 3,450,000 units authorized, 3,450,000 units issued and outstanding	09/29/2009	8.000%	86,250	86,250
Class Y Partnership Preferred Units, $0.01 par value, 3,450,000 units authorized, 3,450,000 units issued and outstanding	12/21/2009	7.875%	86,250	86,250
Series A Community Reinvestment Act Perpetual Partnership Preferred Units, $0.01 par value per unit, 240 units authorized, 146 and 200 units issued and outstanding (2)	06/30/2011	(2)	73,000	100,000

Total			$696,500	$723,500

(1)	All classes of preferred units are redeemable by the Partnership only in connection with a concurrent redemption by Aimco of the corresponding preferred Aimco equity held by unrelated parties.

(2)
On June 29, 2006, Aimco sold 200 shares of its Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share, or the CRA Preferred Stock, with a liquidation preference of $500,000 per share, for net proceeds of $97.5 million. The Series A Community Reinvestment Act Perpetual Partnership Preferred Units, or the CRA Preferred Units, have substantially the same terms as the CRA Preferred Stock. Holders of the CRA Preferred Units are entitled to cumulative cash dividends payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, when and as declared, beginning on September 30, 2006. For the period from June 29, 2006, the date of original issuance, through March 31, 2015, the dividend rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2008 and 2007 was 5.01% and 6.38%, respectively. Upon liquidation, holders of the CRA Preferred Units are entitled to a preference of $500,000 per share, plus an amount equal to accumulated, accrued and unpaid dividends, whether or not earned or declared. The CRA Preferred Units rank prior to our common OP Units and on the same level as our other preferred units, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up. The CRA Preferred Units are not redeemable prior to June 30, 2011, except in limited circumstances related to Aimco’s REIT qualification. On and after June 30, 2011, the CRA Preferred Units are redeemable for cash, in whole or from time to time in part, upon the redemption, at Aimco’s option, of its CRA Preferred Stock at a price per share equal to the liquidation preference, plus accumulated, accrued and unpaid dividends, if any, to the redemption date.

During 2008, Aimco repurchased 54 shares, or $27.0 million in liquidation preference, of its CRA Preferred Stock for cash totaling $24.8 million. Concurrent with this redemption, we repurchased from Aimco an equivalent number of outstanding CRA Preferred Units. In accordance with Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, or EITF Topic D-42, the $2.2 million excess of the carrying value over the redemption price, offset by $0.7 million of issuance costs previously recorded as a reduction of partners capital, is reflected as a reduction of net income attributable to preferred unitholders for purposes of calculating earnings per unit for the year ended December 31, 2008.

During 2007, Aimco redeemed all 1,904,762 million shares outstanding of its convertible 8.1% Class W Preferred Stock for a total redemption price of $54.61 per share, which included a redemption price per share of $53.55 (which was 102% of the $52.50 per share liquidation preference) plus approximately $1.06 per share in respect of accumulated, accrued and unpaid dividends through September 30, 2007. Concurrent with this redemption we redeemed the outstanding Class W Partnership Preferred Units. In accordance with EITF Topic D-42, the $2.0 million excess of the redemption price over the carrying value (the 2% redemption premium) and $0.6 million of issuance costs previously recorded as a reduction of partners capital are reflected as an increase to net income attributable to preferred unitholders for purposes of calculating earnings per unit for the year ended December 31, 2007.
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
As of December 31, 2008 and 2007, the following classes of preferred OP Units (stated at their redemption values) owned by third parties were outstanding (in thousands, except unit data):

	2008	2007
Class One Partnership Preferred Units, 90,000 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 8.0% ($8.00 per annum per unit)	$9,000	$9,000
Class Two Partnership Preferred Units, 44,050 and 45,993 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 5.9% ($1.48 per annum per unit)	1,102	1,150
Class Three Partnership Preferred Units, 1,419,316 and 1,455,751 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 7.88% ($1.97 per annum per unit)	35,483	36,394
Class Four Partnership Preferred Units, 755,999 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 8.0% ($2.00 per annum per unit)	18,900	18,900
Class Five Partnership Preferred Units, 68,671 units issued and outstanding, redeemable for cash at any time at our option, holder to receive distributions equal to the per unit distribution on the common OP Units (1)	2,747	2,747
Class Six Partnership Preferred Units, 802,453 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 8.5% ($2.125 per annum per unit)	20,061	20,061
Class Seven Partnership Preferred Units, 27,960 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 9.5% ($2.375 per annum per unit)	699	699
Class Eight Partnership Preferred Units, 6,250 units issued and outstanding, redeemable for cash at any time at our option, holder to receive distributions equal to the per unit distribution on the common OP Units (1)	156	156

Subtotal	$88,148	$89,107
Amounts reclassified to temporary capital (2)	(85,245)	—

Total	$2,903	$89,107

(1)
Holders of the Class Five and Class Eight Partnership Preferred Units received the per unit special distributions discussed in Note 1 in addition to the regular distributions received by common OP unitholders during 2008 and 2007.

(2)
The Class One, Class Two, Class Three, Class Four, Class Six and Class Seven preferred OP Units are redeemable, at the holders’ option, one year following issuance. We, at our sole discretion, may settle such redemption requests in cash or common OP Units equal to the number of Aimco’s Class A Common Stock in a value equal to the redemption preference. During December 2008, we implemented a policy that establishes criteria for determining when requested redemptions of these preferred OP Units will be settled in cash or common OP Units, and based on the criteria under this policy, as of December 31, 2008, redemption requests were to be settled in cash. Based on the requirements under this policy for cash settlement of potential redemption requests for these preferred OP Units, at December 31, 2008, we reclassified the redemption amounts for these preferred OP Units into redeemable preferred units within temporary capital in our consolidated balance sheet.

For any preferred OP Units that are redeemed for Aimco Class A Common Stock, upon redemption, we will issue a common OP Unit to Aimco for each share of Aimco Class A Common Stock issued. In addition, subject to certain conditions, the Class Four, Class Five, Class Six and Class Eight Partnership Preferred Units are convertible into common OP Units.
During the years ended December 31, 2008 and 2007, there were approximately 38,400 and 2,200 preferred OP Units tendered for redemption in exchange for cash, respectively. During the year ended December 31, 2008, no preferred OP Units were tendered for redemption in exchange for shares of Aimco Class A Common Stock and during the year ended December 31, 2007, approximately 1,800 preferred OP Units were tendered for redemption in exchange for approximately 1,300 shares of Aimco Class A Common Stock. During 2008, we implemented a policy that establishes criteria for determining when requested redemptions of preferred OP Units will be settled in cash or shares of Aimco Class A Common Stock, and based on the criteria under this policy, as of December 31, 2008, redemption requests were to be settled in cash.
The distributions paid on each class of preferred OP Units classified as partners’ capital in the years ended December 31, 2008, 2007 and 2006, and, in the case of the redeemable preferred units discussed above, classified in temporary capital as of December 31, 2008, are as follows (in thousands, except per unit data):

	2008			2007			2006
	Amount		Total	Amount		Total	Amount		Total
Class of Preferred	Per		Amount	Per		Amount	Per		Amount
Units	Unit (1)		Paid	Unit (1)		Paid	Unit (1)		Paid
Class G	$2.34		$9,492	$2.34		$9,492	$2.34		$9,492
Class Q	—		—	—		—	0.67	(2)	1,686
Class R	—		—	—		—	1.49	(2)	10,361
Class T	2.00		12,000	2.00		12,000	2.00		12,000
Class U	1.94		15,500	1.94		15,500	1.94		15,500
Class V	2.00		6,900	2.00		6,900	2.00		6,900
Class W	—		—	4.25	(3)	8,100	4.25		8,100
Class X	—		—	—		—	1.06	(2)	2,125
Class Y	1.97		6,792	1.97		6,792	1.97		6,792
Series A CRA	24,381	(4)	4,531	41,661		8,316	8,720	(5)	1,744
Class One	8.00		720	8.00		720	8.00		720
Class Two	1.52		67	1.48		68	1.52		71
Class Three	2.01		2,856	1.97		2,869	1.98		2,888
Class Four	2.00		1,512	2.00		1,512	2.00		1,512
Class Five	7.91		543	2.40		165	2.40		165
Class Six	2.12		1,705	2.13		1,705	2.13		1,705
Class Seven	2.36		66	2.38		67	2.45		69
Class Eight	7.91		49	2.40		15	2.40		15
Class Thirteen	—		—	—		—	0.66	(6)	2,242

Total			$62,733			$74,221			$84,087

(1)	Amounts per unit are calculated based on the number of preferred units outstanding either at the end of each year or as of conversion or redemption date, as noted.

(2)	For the period from January 1, 2006, to the date of redemption.

(3)	For the period from January 1, 2007, to the date of redemption.

(4)	Amount per unit is based on 146 units outstanding for the entire period. 54 units were repurchased in September 2008 and received $17,980 in dividends through the date of purchase.

(5)	For the period from June 29, 2006, (date of issuance) to December 31, 2006.

(6)	For the period from January 1, 2006 to June 29, 2006, the date of conversion to CRA Preferred Units.

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
In December 2007, July 2008, October 2008, and December 2008, in connection with our special distributions discussed in Note 1, Aimco’s board of directors declared corresponding special dividends payable on January 30, 2008, August 29, 2008, December 1, 2008, and January 29, 2009, respectively, to holders of record of Aimco Class A Common Stock on December 31, 2007, July 28, 2008, October 27, 2008, and December 29, 2008, respectively. A portion of the special dividends in the amounts of $0.60 per share represents payment of the regular dividend for the quarters ended December 31, 2007, June 30, 2008, September 30, 2008, and December 31, 2008, respectively, and the remaining amount per share represents an additional dividend associated with taxable gains from property dispositions. Portions of the special dividends were paid through the issuance of shares of Aimco Class A Common Stock. See Note 1 for further discussion of these special distributions.
During 2008 and 2007, Aimco issued approximately 24,000 shares and 87,000 shares, respectively, of Aimco Class A Common Stock to certain of its non-executive officers who purchased the shares at market prices. In exchange for the shares purchased, the officers executed notes payable totaling $0.6 million and $2.7 million, respectively. These notes, which are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the 30-day LIBOR plus 3.85%, which is subject to an annual interest rate cap of typically 7.25%. The notes were contributed by Aimco to us in exchange for an equivalent number of common OP Units, respectively. Total payments in 2008 and 2007 on all such notes were $1.5 million and $1.7 million, respectively. In 2008 and 2007, Aimco reacquired approximately 31,000 and 9,000 shares of Aimco Class A Common Stock from officers in exchange for the cancellation of related notes totaling $1.0 million and $0.3 million, respectively. Concurrently, we reacquired from Aimco an equal number of common OP Units.
In addition, in 2008 and 2007, we issued to Aimco approximately 316,000 and 455,000 common OP Units to Aimco and Aimco issued an equal number of restricted shares to certain officers and employees. The restricted stock was recorded at the fair market value of Aimco Class A Common Stock on the date of issuance. These restricted shares of Aimco Class A Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (typically ratably over a period of four years). Certain shares of restricted stock issued during 2006 and 2005 are subject to accelerated vesting upon the achievement of a specified calendar year performance measure target.
In 2008, 2007 and 2006, Aimco purchased in the open market approximately 13.9 million, 7.5 million and 2.3 million shares of Aimco Class A Common Stock, respectively, at an average price per share of approximately $34.02, $43.70 and $52.27, respectively. After considering the effect of shares issued pursuant to Aimco’s special dividends, the effective number of shares repurchased totaled 19.3 million, 10.9 million and 3.4 million in 2008, 2007 and 2006, respectively, at an effective average price per share of $24.48, $29.77 and $35.41, respectively. Concurrent with Aimco’s repurchases of Aimco Class A Common Stock in 2008 and 2007, we repurchased from Aimco a corresponding number of common OP Units at prices per unit equal to the prices per share paid by Aimco to repurchase such shares.
In 2007, we completed tender offers for limited partnership interests resulting in the issuance of approximately 55,400 common OP Units. Approximately 55,100 of the common OP Units issued in 2007 were to unrelated limited partners in VMS in connection with our purchase of seven properties from the partnership, as discussed in Note 3. In 2008, we did not issue a significant number of common OP Units in connection with tender offers for limited partners.
During the years ended December 31, 2008 and 2007, approximately 50,000 and 39,000 common OP Units, respectively, were redeemed in exchange for cash, and approximately 114,000 and 470,000 common OP Units, respectively, were redeemed in exchange for shares of Aimco Class A Common Stock.

High Performance Units
From 1998 through 2005, we issued various classes of High Performance Units, or HPUs, as follows: 1998 — Class I HPUs; 2001 — Class II HPUs, Class III HPUs and Class IV HPUs; 2002 - Class V HPUs; 2003 — Class VI HPUs; 2004 — Class VII HPUs; 2005 — Class VIII HPUs; and 2006 — Class IX HPUs. These HPUs were issued to limited liability companies owned by certain members of our senior management (and Aimco’s independent directors in the case of Class I HPUs only) in exchange for cash in amounts that we determined, with the assistance of a nationally recognized independent valuation expert, to be the fair value of the HPUs. The terms of the HPUs provide for the issuance, following a measurement period of generally three years (one year in the case of Class II HPUs and two years in the case of Class III HPUs), of an increased number of HPUs depending on the degree, if any, to which certain financial performance benchmarks are achieved over the applicable measurement period. The holders of HPUs at the conclusion of the measurement period receive the same amount of distributions that are paid to holders of an equivalent number of our outstanding common OP Units. Prior to the end of the measurement period, the limited liability company holders of HPUs receive only nominal distributions. If the specified minimum benchmarks are not achieved at the conclusion of the applicable measurement period, the HPUs have only nominal value and may be reacquired by us for a nominal amount.
The following table sets forth information for HPUs outstanding as of December 31, 2008:

		Gross	End of
	Year of	Proceeds	Measurement	Outstanding Units at
Class of HPUs	Issuance	(thousands)	Period	December 31, 2008
Class I	1998	$2,070	12/31/2000	2,344,719
The minimum performance benchmarks were not achieved for HPU Classes II through IX. Accordingly, those HPUs had only nominal value at the conclusion of the related measurement period and were reacquired by us and cancelled.
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
Investment in Aimco
In 1998, Aimco issued 1.0 million shares of Class J Cumulative Convertible Preferred Stock, which we refer to as Class J Preferred Stock, for proceeds of $100.0 million. The proceeds were contributed by Aimco to us in exchange for 1.0 million Class J Partnership Preferred Units, which we refer to as Class J Preferred Units. Concurrently, we issued 250,000 Class J Preferred Units valued at $25.0 million to Aimco, in exchange for 250,000 shares of Class J Preferred Stock. In June 2000, we converted 250,000 shares of Aimco Class J Preferred Stock, with a liquidation value of $25.0 million, into 625,000 shares of Aimco Class A Common Stock. In connection with this conversion, 41,991 shares of Aimco Class A Common Stock, valued at $1.5 million, were exchanged by us for common OP Units held by a limited partner. In 2001, 198,269 shares of Aimco Class A Common Stock, valued at $7.1 million, were exchanged by us for common OP Units held by a limited partner. The investment in Aimco Class A Common Stock is presented in the accompanying financial statements as a reduction to partners’ capital.
Registration Statements
In April 2008, we and Aimco filed a new shelf registration statement to replace the existing shelf (which was due to expire later in 2008) that provides for the issuance of debt securities by us and debt and equity securities by the Aimco.

NOTE 12 — Share-Based Compensation and Employee Benefit Plans
Stock Award and Incentive Plan
Aimco, from time to time, issues restricted stock and stock options to its employees. We are required to issue common OP Units to Aimco for the same number of shares of Aimco Class A Common Stock that are issued to employees under these arrangements. Upon exercise of the stock options, Aimco must contribute to us the proceeds received in connection with the exercised options. Therefore, the following disclosures pertain to Aimco’s stock options. Our obligations to issue common OP Units under Aimco’s share based compensation plans results in reciprocal accounting treatment in our financial statements.
Aimco’s board of directors adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan, to attract and retain officers, key employees and independent directors. The 1997 Plan reserved for issuance a maximum of 20 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 1997 Plan. The 1997 Plan expired on April 24, 2007. On April 30, 2007, the 2007 Stock Award and Incentive Plan, or the 2007 Plan, was approved as successor to the 1997 Plan. The 2007 Plan reserves for issuance a maximum of three million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 2007 Plan. Pursuant to the anti-dilution provisions of the 2007 Plan, the number of shares reserved for issuance has been adjusted to reflect Aimco’s special dividends discussed in Note 1. At December 31, 2008, there were approximately 1.7 million shares available to be granted under the 2007 Plan. The 2007 Plan is administered by the Compensation and Human Resources Committee of Aimco’s board of directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of Aimco Class A Common Stock at the date of grant. The term of the options is generally ten years from the date of grant. The options typically vest over a period of one to five years from the date of grant. Aimco generally issues new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.
For stock options granted prior to January 1, 2003, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. Under APB 25, because the exercise price of Aimco’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense related to such options was recognized. From January 1, 2003, through December 31, 2005, we applied the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123, or SFAS 148, to all employee awards granted, modified, or settled on or after January 1, 2003, which resulted in recognition of compensation expense related to Aimco’s stock options based on the fair value of the stock options. We recognized compensation expense for stock options accounted for under SFAS 123 and restricted stock awards ratably over the period the awards vested. Compensation cost was reversed as forfeitures occurred.
Effective January 1, 2006, we adopted SFAS 123R, which superseded SFAS 123. SFAS 123R requires all share-based employee compensation, including grants of employee stock options, to be recognized in the financial statements based on fair value and provides for a modified prospective application method of adoption. Under this method, we are applying the provisions of SFAS 123R prospectively to new awards granted on or after January 1, 2006, and to existing awards that are modified after January 1, 2006, and are recognizing compensation cost over the remaining vesting period for the unvested portion of all outstanding awards granted prior to 2006. The measurement and recognition provisions of SFAS 123R that we apply to Aimco’s stock compensation arrangements are similar to those that we applied under SFAS 123 to awards granted on or after January 1, 2003. Under SFAS 123R, we continue to recognize the cost of stock-based compensation ratably over the vesting period. The primary change in our method of recognizing compensation cost relates to the treatment of forfeitures. Under SFAS 123R, expected forfeitures are required to be estimated in determining periodic compensation cost, whereas under SFAS 123 we recognized forfeitures as they occurred.
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

We estimated the fair value of our options using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. For options granted in 2008, the expected term of the options was based on historical option exercises and post-vesting terminations. For options granted in 2007 and 2006, the expected term of the options reflects the average of the vesting period and the contractual term for the options, with the exception of a grant of approximately 0.6 million options to an executive during 2007, for which the expected term used was equal to the vesting period of five years. Expected volatility reflects the historical volatility of Aimco Class A Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend yield reflects the actual cash dividend amount per share paid on Aimco Class A Common Stock after 2003 and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The weighted average fair value of options and our valuation assumptions for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Weighted average grant-date fair value(1)	$3.37	$4.63	$3.85
Assumptions:
Risk-free interest rate	3.12%	4.70%	4.58%
Expected dividend yield(1)	4.67%	3.64%	4.11%
Expected volatility	24.02%	21.66%	20.15%
Weighted average expected life of options	6.5 years	5.6 years	6.5 years

(1)
The weighted average grant-date fair value (per share) and expected dividend yield for each period presented has been retroactively adjusted for the effect of Aimco’s special dividends discussed in Note 1. The weighted average grant-date fair values (per share) for options granted during 2008, 2007 and 2006, were $4.34, $6.28 and $5.23, respectively, before the effect of retroactive adjustments for the special dividends.

The following table summarizes activity for Aimco’s outstanding stock options for the years ended December 31, 2008, 2007 and 2006 (numbers of options in thousands):

	2008(1)		2007(1)		2006(1)
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	11,033	$30.68	11,676	$28.98	15,011	$28.56
Granted (2)	1,264	30.84	1,297	42.17	940	31.78
Exercised	(19)	29.13	(1,900)	28.19	(3,825)	28.01
Forfeited	(1,900)	29.01	(40)	27.85	(450)	28.05
Outstanding at end of year	10,378	$31.01	11,033	$30.68	11,676	$28.98
Exercisable at end of year	7,206	$29.51	8,276	$29.27	8,838	$29.13

(1)
In connection with Aimco’s special dividends discussed in Note 1, the number of options and exercise prices of all outstanding awards were adjusted pursuant to the anti-dilution provisions of the applicable plans based on the market price of Aimco’s stock on the ex-dividend dates of the related special dividends. The number of options and exercise prices in the table above have been retroactively adjusted using these factors, which may differ from the effective adjustments in outstanding shares for each of Aimco’s special dividends discussed in Note 1. The adjustment of the awards pursuant to Aimco’s special dividends is considered a modification under SFAS 123R, but did not result in a change in the fair value of any awards.

(2)
Options granted during the years ended December 31, 2008, 2007 and 2006 totaled 980, 956 and 692 (in thousands), respectively, before the effect of retroactive adjustments for the special dividends discussed above.

The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding at December 31, 2008, had no aggregate intrinsic value and a weighted average remaining contractual term of 5.7 years. Options exercisable at December 31, 2007, had no aggregate intrinsic value and a weighted average remaining contractual term of 4.0 years. The intrinsic value of stock options exercised during the year ended December 31, 2008 was less than $0.1 million, and was $28.9 million and $34.9 million in 2007 and 2006, respectively. We may realize tax benefits in connection with the exercise of options by employees of Aimco’s taxable subsidiaries. We realized tax benefits of less than $0.1 million for the year ended December 31, 2008.

The following table summarizes activity for Aimco’s restricted stock awards for the years ended December 31, 2008, 2007 and 2006 (numbers of shares in thousands):

	2008(1)		2007(1)		2006(1)
				Weighted		Weighted
		Weighted		Average		Average
	Number	Average	Number	Grant-	Number	Grant-
	of	Grant-Date	of	Date	of	Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of year	1,394	$31.73	1,580	$27.62	1,281	$24.15
Granted (2)	315	28.44	447	41.43	882	30.60
Vested	(519)	31.58	(562)	27.76	(349)	24.62
Forfeited	(164)	36.38	(71)	32.73	(234)	24.36

Unvested at end of year	1,026	$30.07	1,394	$31.73	1,580	$27.62

(1)
In connection with Aimco’s special dividends discussed in Note 1, holders of restricted shares received cash, additional shares of restricted stock, or a combination of cash and shares of restricted stock. The number shares and weighted average grant-date fair values (per share) for the periods presented above have been retroactively adjusted for the effect shares received by the holders of the restricted shares in connection with Aimco’s special dividends.

(2)
Restricted shares granted during the years ended December 31, 2008, 2007 and 2006 totaled 220, 308 and 607 (in thousands), respectively, before the effect of retroactive adjustments for Aimco’s special dividends discussed above.

The aggregate fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006 was $16.5 million, $19.5 million and $12.1 million, respectively.
Total compensation cost recognized for restricted stock and stock option awards was $17.6 million, $19.2 million and $15.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Of these amounts, $3.8 million $4.3 million and $3.6 million, respectively, were capitalized. At December 31, 2008, total unvested compensation cost not yet recognized was $27.1 million. We expect to recognize this compensation over a weighted average period of approximately 1.7 years. Certain awards of restricted stock granted in 2006 and 2005 are subject to immediate vesting based on achievement of a specified annual financial performance target during the scheduled vesting period. Recognition of related compensation cost may be accelerated based on our ongoing assessment of whether the performance target is probable of being achieved. At this time, we do not believe that achievement of the performance target is probable.
Employee Stock Purchase Plan
Under the terms of Aimco’s employee stock purchase plan, eligible employees may authorize payroll deductions up to 15% of their base compensation to purchase shares of Aimco Class A Common Stock at a five percent discount from its fair value on the last day of the calendar quarter during which payroll deductions are made. In 2008, 2007 and 2006, 8,926, 3,751 and 648 shares were purchased under this plan at an average price of $23.86, $44.67 and $55.84, respectively or 11,340, 5,536 and 956 shares at an average price of $18.78, $30.27 and $37.85, respectively, after adjustments for the shares issued pursuant to the special dividends discussed in Note 1. No compensation cost is recognized in connection with this plan.
401(k) Plan
We provide a 401(k) defined-contribution employee savings plan. Employees who have completed 30 days of service and are age 18 or older are eligible to participate. During the years ended December 31, 2008, 2007 and 2006, our matching contributions were made in the following manner: (1) a 100% match on the first 3% of the participant’s compensation; and (2) a 50% match on the next 2% of the participant’s compensation. We incurred costs in connection with this plan of approximately $5.2 million, $5.2 million and $4.5 million in 2008, 2007 and 2006, respectively. On December 31, 2008, we suspended employer matching contributions effective January 29, 2009. We may reinstate employer matching contributions at any time.
NOTE 13 — Discontinued Operations and Assets Held for Sale
In accordance with SFAS 144 we report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale under SFAS 144. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of income under the heading “income from discontinued operations, net.” This treatment resulted in certain reclassifications of 2007 and 2006 financial statement amounts.

We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within twelve months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent twelve months; thus the number of properties that may be sold during the subsequent twelve months could exceed the number classified as held for sale. At December 31, 2008 and 2007, we had seven and 158 properties, with an aggregate of 1,668 and 38,870 units, classified as held for sale, respectively. Amounts classified as held for sale in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,	December 31,
	2008	2007
Real estate, net	$65,576	$1,485,442
Other assets	1,584	19,844

Assets held for sale	$67,160	$1,505,286

Property debt	$52,010	$1,140,427
Other liabilities	4,331	10,771

Liabilities related to assets held for sale	$56,341	$1,151,198

During the year ended December 31, 2008, we sold 151 properties with an aggregate of 37,202 units. During the year ended December 31, 2007, we sold 73 consolidated properties with an aggregate of 11,588 units. During the year ended December 31, 2006, we sold 77 consolidated properties with an aggregate of 17,307 units. For the years ended December 31, 2008, 2007 and 2006, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold or classified as held for sale as of December 31, 2008.
The following is a summary of the components of income from discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Rental and other property revenues	$250,277	$396,822	$492,275
Property operating expenses	(128,661)	(201,233)	(245,983)
Depreciation and amortization	(57,288)	(96,554)	(129,994)
Other expenses, net	(10,610)	(5,966)	(11,228)

Operating income	53,718	93,069	105,070
Interest income	1,249	2,645	3,996
Interest expense	(45,463)	(76,648)	(98,301)
Gain on extinguishment of debt	—	22,852	—
Minority interest in consolidated real estate partnerships	543	(2,232)	3,136

Income before gain on dispositions of real estate, impairment losses, deficit distributions to minority partners and income tax	10,047	39,686	13,901
Gain on dispositions of real estate, net of minority partners’ interest	618,168	65,076	258,970
Real estate impairment (losses) recoveries, net	(24,021)	(4,873)	434
Recovery of deficit distributions (deficit distributions) to minority partners	30,127	(6,161)	10,441
Income tax	(39,963)	(2,149)	(32,642)

Income from discontinued operations, net	$594,358	$91,579	$251,104

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $64.9 million, $12.6 million and $53.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the years ended December 31, 2008 and 2007, we recorded impairment losses totaling $24.0 million and $4.9 million on assets held for sale. During the year ended December 31, 2006, we recorded a net recovery of impairment losses totaling $0.4 million on assets held for sale. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.

NOTE 14 — Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, common OP Unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and Class I HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings per unit for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per unit data):

	2008	2007	2006
Numerator:
Loss from continuing operations	$(118,863)	$(57,462)	$(54,040)
Less net income attributable to preferred unitholders	(61,354)	(73,144)	(90,527)

Numerator for basic and diluted earnings per unit — Loss from continuing operations (net of income attributable to preferred unitholders)	$(180,217)	$(130,606)	$(144,567)

Income from discontinued operations	$594,358	$91,579	$251,104

Net income	$475,495	$34,117	$197,064
Less net income attributable to preferred unitholders	(61,354)	(73,144)	(90,527)

Numerator for basic and diluted earnings per unit — Net income (loss) attributable to common unitholders	$414,141	$(39,027)	$106,537

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding:
Common OP Units	128,404	147,504	148,906
Class I HPUs	2,368	2,379	2,379

Total common units	130,772	149,883	151,285
Effect of dilutive securities:
Dilutive potential common units	—	—	—

Denominator for diluted earnings per unit	130,772	149,883	151,285

Earnings (loss) per common unit — basic and diluted:
Loss from continuing operations (net of income attributable to preferred unitholders)	$(1.38)	$(0.87)	$(0.96)
Income from discontinued operations	4.55	0.61	1.66

Net income (loss) attributable to common unitholders	$3.17	$(0.26)	$0.70

Weighted average common OP Units outstanding, dilutive potential common units and earnings (loss) per common unit for each of the periods presented have been retroactively adjusted for the effect of the special distributions discussed in Note 1.
Prior to their redemption on September 30, 2007, the Class W Preferred Units that were convertible into common OP Units (see Note 11) were anti-dilutive on an “if converted” basis. Therefore, we deducted all of the distributions payable on the convertible preferred OP Units to arrive at the numerator and no additional units are included in the denominator when calculating basic and diluted earnings per common unit. As of December 31, 2008, 2007 and 2006, the common unit equivalents that could potentially dilute basic earnings per unit in future periods totaled 11.5 million, 12.8 million and 13.6 million, respectively. These securities, including stock options, restricted stock awards and officer loan shares, have been excluded from the earnings per unit computations for the years ended December 31, 2008, 2007 and 2006 because their effect would have been anti-dilutive.
We consider the High Performance Units for which the applicable measurement period has not ended to be potential common OP Unit equivalents. No potential common OP Unit equivalents related to the High Performance Units have been included in diluted earnings per unit for the periods presented because the performance benchmarks were not met or their effect was antidilutive.

NOTE 15 — Unaudited Summarized Consolidated Quarterly Information
Summarized unaudited consolidated quarterly information for 2008 and 2007 is provided below (amounts in thousands, except per share amounts).

	Quarter (1)
2008	First	Second	Third	Fourth
Total revenues	$349,245	$374,022	$375,081	$359,570
Total operating expenses	(299,995)	(304,590)	(312,932)	(335,634)
Operating income	49,250	69,432	62,149	23,936
Income (loss) from continuing operations (2)	(31,788)	(24,134)	69,939	(132,880)
Income from discontinued operations, net	5,113	308,709	123,518	157,018
Net income (loss)	(26,675)	284,575	193,457	24,138
Earnings (loss) per common share — basic (3):
Income (loss) from continuing operations (net of income attributable to preferred unitholders)	$(0.35)	$(0.30)	$0.44	$(1.19)
Net income (loss) attributable to common unitholders	$(0.31)	$2.02	$1.40	$0.07
Earnings (loss) per common unit — diluted (3):
Income (loss) from continuing operations (net of income attributable to preferred unitholders)	$(0.35)	$(0.30)	$0.43	$(1.19)
Net income (loss) attributable to common unitholders	$(0.31)	$2.02	$1.40	$0.07
Weighted average common units outstanding (3)	137,631	133,043	127,701	124,711
Weighted average common units and common unit equivalents outstanding (3)	137,631	133,043	128,480	124,711

	Quarter (1)
2007	First	Second	Third	Fourth
Total revenues	$329,154	$340,859	$340,454	$366,353
Total operating expenses	(281,623)	(277,212)	(287,305)	(288,925)
Operating income	47,531	63,647	53,149	77,428
Loss from continuing operations	(7,977)	(8,452)	(23,808)	(17,225)
Income from discontinued operations, net	35,975	30,118	21,302	4,184
Net income (loss)	27,998	21,666	(2,506)	(13,041)
Earnings (loss) per common unit — basic (3):
Loss from continuing operations (net of income attributable to preferred unitholders)	$(0.17)	$(0.18)	$(0.30)	$(0.22)
Net income (loss) attributable to common unitholders	$0.07	$0.02	$(0.15)	$(0.20)
Earnings (loss) per common unit — diluted (3):
Loss from continuing operations (net of income attributable to preferred unitholders)	$(0.17)	$(0.18)	$(0.30)	$(0.22)
Net income (loss) attributable to common unitholders	$0.07	$0.02	$(0.15)	$(0.20)
Weighted average common units outstanding (3)	151,254	151,045	149,715	147,513
Weighted average common units and common unit equivalents outstanding (3)	151,254	151,045	149,715	147,513

(1)	Certain reclassifications have been made to 2008 and 2007 quarterly amounts to conform to the full year 2008 presentation, primarily related to treatment of discontinued operations.

(2)
Loss from continuing operations for the quarter ended December 31, 2008, includes a $107.5 million provision for impairment losses on real estate development assets, which is discussed further in Note 2.

(3)
Weighted average units, common unit equivalents and earnings per unit amounts for each of the periods presented have been retroactively adjusted for the effect of units issued pursuant to the special distributions discussed in Note 1.

NOTE 16 — Transactions with Affiliates
We earn revenue from affiliated real estate partnerships. These revenues include fees for property management services, partnership and asset management services, risk management services and transactional services such as syndication, refinancing, construction supervisory and disposition. In addition, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. These fees and reimbursements for the years ended December 31, 2008, 2007 and 2006 totaled $74.3 million, $42.1 million and $17.4 million, respectively. The total accounts receivable due from affiliates was $33.5 million, net of allowance for doubtful accounts of $5.6 million, at December 31, 2008, and $35.0 million, net of allowance for doubtful accounts of $5.3 million, at December 31, 2007.
Additionally, we earn interest income on notes from real estate partnerships in which we are the general partner and hold either par value or discounted notes. During the year ended December 31, 2008, we did not recognize a significant amount of interest income on par value notes from unconsolidated real estate partnerships. Interest income earned on par value notes from unconsolidated real estate partnerships totaled $8.1 million and $4.0 million for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2008, we recognized a net reduction of accretion income of $2.7 million, due primarily to revisions in estimates of the timing and amount of payment on certain discounted notes from affiliated real estate partnerships. Accretion income earned on discounted notes from affiliated real estate partnerships totaled $3.4 million and $6.7 million for the years ended December 31, 2007 and 2006, respectively. See Note 5 for additional information on notes receivable from unconsolidated real estate partnerships.
NOTE 17 — Recent Accounting Developments
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
We believe most operating real estate assets meet the revised definition of a business under SFAS 141(R). Accordingly, beginning in 2009, we will expense transaction costs associated with acquisitions of operating real estate or interests therein when we consolidate the asset. SFAS 141(R) does not provide implementation guidance regarding the treatment of acquisition costs incurred prior to December 31, 2008, for acquisitions that do not close until 2009 when SFAS 141(R) is effective. The SEC has indicated any of the following three transition methods are acceptable, provided that the method chosen is disclosed and applied consistently:
1)	expense acquisition costs in 2008 when it is probable that the acquisition will not close in 2008;

2)	expense acquisition costs January 1, 2009, upon adoption of SFAS 141(R); or

3)
give retroactive treatment to the acquisition costs January 1, 2009, upon adoption of SFAS 141(R), by retroactively adjusting prior periods to record acquisition costs in the prior periods in which they were incurred, in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.

We elected to apply the third method and accordingly expect to retroactively adjust our 2008 results of operations by approximately $3.5 million in our 2009 financial statements. We do not anticipate that the remaining provisions of SFAS 141(R) will have a material effect on our financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent to attribute to noncontrolling interest their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and requires retroactive application of the presentation and disclosure requirements for all periods presented. Early adoption is not permitted.

Upon adoption of SFAS 160, we will reclassify the balances related to minority interest in consolidated real estate partnerships into our consolidated equity accounts. At December 31, 2008, the carrying amount of minority interest in consolidated real estate partnerships was $349.5 million. The $85.2 million of redeemable preferred units at December 31, 2008, discussed in Note 11, will remain classified between liabilities and equity pursuant to the SEC’s Accounting Series Release No. 268 Presentation in Financial Statements of “Redeemable Preferred Stock.” Additionally, beginning in 2009, we will no longer record a charge related to cash distributions to minority interests in excess of the carrying amount of such minority interests. Historically these charges have been reported in our consolidated statements of income as deficit distributions and recoveries of deficit distributions to minority partners (included within income from discontinued operations) and totaled $26.0 million and $30.1 million, respectively, during the year ended December 31, 2008. Additionally, we will attribute losses to noncontrolling interests even if such attribution results in a deficit noncontrolling interest balance within our equity accounts. During the year ended December 31, 2008, we did not allocate $9.0 million in losses to minority interests in consolidated real estate partnerships with deficit balances.
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
NOTE 18 — Business Segments
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Several members of our executive management team comprise our chief operating decision maker, as defined in SFAS 131, and use various generally accepted industry financial measures to assess the performance of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of debt, or NAV; Funds From Operations, or FFO; Adjusted Funds From Operations, or AFFO, which is FFO less spending for Capital Replacements; same store property operating results; net operating income; net operating income less spending for capital replacements, or Free Cash Flow; changes in NAV plus cash dividends, or Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
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

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the years ended December 31, 2008, 2007 and 2006 (in thousands):

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Year Ended December 31, 2008:
Rental and other property revenues	$1,350,950	$—	$—	$1,350,950
Property management revenues, primarily from affiliates	6,345	—	—	6,345
Asset management and tax credit revenues	—	101,225	(602)	100,623

Total revenues	1,357,295	101,225	(602)	1,457,918

Property operating expenses	626,001	—	—	626,001
Property management expenses	5,385	—	—	5,385
Investment management expenses	—	21,389	—	21,389
Depreciation and amortization (1)	—	—	458,595	458,595
General and administrative expenses	—	—	99,040	99,040
Other expenses, net	—	—	19,939	19,939
Restructuring costs	—	—	22,802	22,802

Total operating expenses	631,386	21,389	600,376	1,253,151

Net operating income (loss)	725,909	79,836	(600,978)	204,767
Other items included in continuing operations (2)	—	(2,653)	(320,977)	(323,630)

Income (loss) from continuing operations	$725,909	$77,183	$(921,955)	$(118,863)

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the years ended December 31, 2008, 2007 and 2006 (in thousands):

		Investment	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total
Year Ended December 31, 2007:
Rental and other property revenues	$1,296,142	$—	$—	$1,296,142
Property management revenues, primarily from affiliates	6,923	—	—	6,923
Asset management and tax credit revenues	—	73,755	—	73,755

Total revenues	1,303,065	73,755	—	1,376,820

Property operating expenses	596,902	—	—	596,902
Property management expenses	6,678	—	—	6,678
Investment management expenses	—	20,514	—	20,514
Depreciation and amortization (1)	—	—	403,786	403,786
General and administrative expenses	—	—	90,667	90,667
Other expenses, net	—	—	16,518	16,518

Total operating expenses	603,580	20,514	510,971	1,135,065

Net operating income (loss)	699,485	53,241	(510,971)	241,755
Other items included in continuing operations (2)	—	7,312	(306,529)	(299,217)

Income (loss) from continuing operations	$699,485	$60,553	$(817,500)	$(57,462)

		Investment	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total
Year Ended December 31, 2006:
Rental and other property revenues	$1,212,958	$—	$—	$1,212,958
Property management revenues, primarily from affiliates	12,312	—	—	12,312
Asset management and tax credit revenues	—	48,893	—	48,893

Total revenues	1,225,270	48,893	—	1,274,163

Property operating expenses	549,716	—	—	549,716
Property management expenses	6,289	—	—	6,289
Investment management expenses	—	14,742	—	14,742
Depreciation and amortization (1)	—	—	368,783	368,783
General and administrative expenses	—	—	91,571	91,571
Other expenses, net	—	—	12,951	12,951

Total operating expenses	556,005	14,742	473,305	1,044,052

Net operating income (loss)	669,265	34,151	(473,305)	230,111
Other items included in continuing operations (2)	—	9,220	(293,371)	(284,151)

Income (loss) from continuing operations	$669,265	$43,371	$(766,676)	$(54,040)

(1)
Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(2)
Other items in continuing operations for the investment management segment include accretion income recognized on discounted notes receivable, other income items and income taxes associated with transactional activities. Other items in continuing operations not allocated to segments include: (i) interest income and expense; (ii) recoveries of, or provisions for, losses on notes receivable, provision for operating real estate impairment losses and provision for impairment losses on real estate development assets; (iii) deficit distributions to minority partners; (iv) equity in losses of unconsolidated real estate partnerships; (v) gain (losses) on dispositions of unconsolidated real estate and other; and (vi) minority interests.

The assets of our reportable segments are as follows (in thousands):

	2008	2007
Total assets for reportable segments (1)	$9,029,386	$10,306,546
Corporate and other assets	388,622	314,051

Total consolidated assets	$9,418,008	$10,620,597

(1)	Total assets for reportable segments primarily relate to the real estate segment.
Our capital expenditures primarily relate to the real estate segment and totaled $665.2 million, $689.7 million and $512.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2008
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Conventional Properties:
100 Forest Place	High Rise	Dec-97	OakPark, IL	1987	234	2,664	18,815	4,071	2,664	22,886	25,550	(7,928)	17,622	28,152
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,250	752	207	4,281	928	5,209	(183)	5,026	2,701
173 E. 90th Street	High Rise	May-04	New York, NY	1910	72	11,773	4,535	1,761	12,067	6,002	18,069	(1,078)	16,991	9,049
182-188 Columbus Avenue	Mid Rise	Feb-07	New York, NY	1910	32	17,187	3,300	2,953	19,123	4,316	23,439	(469)	22,970	13,471
204-206 West 133rd Street	Mid Rise	Jun-07	New York, NY	1910	44	3,291	1,450	1,898	4,352	2,287	6,639	(175)	6,464	3,132
2232-2240 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	24	2,863	3,785	886	3,106	4,429	7,535	(289)	7,246	2,972
2247-2253 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	6,787	3,335	1,345	7,287	4,180	11,467	(349)	11,118	5,483
2252-2258 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	3,623	4,504	1,118	4,012	5,233	9,245	(344)	8,901	5,125
2300-2310 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	63	8,623	6,964	4,907	10,417	10,076	20,493	(682)	19,811	9,896
236 - 238 East 88th Street	High Rise	Jan-04	New York, NY	1900	43	8,751	2,914	1,192	8,820	4,036	12,856	(911)	11,945	7,014
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,430	1,866	586	8,494	2,388	10,882	(450)	10,432	5,286
240 West 73rd Street, LLC	High Rise	Sep-04	New York, NY	1900	200	68,006	12,140	3,009	68,109	15,045	83,154	(2,075)	81,079	30,874
2484 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1921	23	2,384	1,726	500	2,601	2,009	4,610	(150)	4,460	2,472
2900 on First Apartments	Mid Rise	Oct-08	Seattle, WA	1989	135	5,480	31,053	—	5,535	30,998	36,533	(129)	36,404	21,019
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,659	1,006	160	2,681	1,144	3,825	(276)	3,549	1,929
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,635	1,609	539	5,678	2,104	7,782	(760)	7,022	2,815
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,319	2,224	666	6,372	2,837	9,209	(518)	8,691	3,752
3400 Avenue of the Arts	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	55,223	65,506	69,101	57,240	132,590	189,830	(20,739)	169,091	125,000
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	12	1,966	608	274	1,982	866	2,848	(187)	2,661	1,632
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb-07	New York, NY	1910	72	23,677	7,101	3,321	25,552	8,547	34,099	(807)	33,292	19,679
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,137	1,002	262	3,163	1,238	4,401	(246)	4,155	2,685
514-516 East 88th Street	High Rise	Mar-05	New York, NY	1900	36	6,230	2,168	483	6,282	2,599	8,881	(454)	8,427	4,659
656 St. Nicholas Avenue	Mid Rise	Jun-07	New York, NY	1920	30	2,731	1,636	2,623	3,576	3,415	6,991	(220)	6,771	2,374
759 St. Nicholas Avenue	Mid Rise	Oct-07	New York, NY	1920	9	682	535	519	988	749	1,737	(38)	1,699	545
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	1,526	10,158	27,549	1,526	37,707	39,233	(9,959)	29,274	11,078
Anchorage Apartments	Garden	Nov-96	League City, TX	1985	264	1,155	7,172	3,606	1,155	10,779	11,934	(3,639)	8,295	7,512
Arbors (Grovetree), The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,208	2,651	1,092	8,860	9,952	(3,597)	6,355	2,397
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	1,627	12,455	6,557	1,627	19,012	20,639	(9,148)	11,491	10,447
Ashford, The	Garden	Dec-95	Atlanta, GA	1968	221	2,771	8,366	25,126	2,771	33,492	36,263	(10,406)	25,857	7,997
Atriums of Plantation	Mid Rise	Aug-98	Plantation, FL	1979	210	1,807	10,385	2,435	1,807	12,820	14,627	(4,603)	10,024	6,090
Auburn Glen	Garden	Dec-06	Jacksonville, FL	1974	251	7,483	8,191	2,909	7,670	10,913	18,583	(1,134)	17,449	10,051
Autumn Run (IL)	Garden	Oct-02	Naperville, IL	1984	320	2,048	16,889	3,673	2,048	20,562	22,610	(8,854)	13,756	18,139
BaLaye	Garden	Apr-06	Tampa, FL	2002	324	10,329	28,800	760	10,608	29,282	39,890	(2,682)	37,208	23,344
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	1,574	3,525	10,618	14,143	(3,992)	10,151	7,339
Barcelona	Garden	Oct-99	Houston ,TX	1963	127	770	4,250	1,526	770	5,776	6,546	(2,331)	4,215	2,394
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	3,261	22,680	45,108	67,788	(5,155)	62,633	46,723
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,352	40,713	6,056	3,262	46,858	50,120	(8,466)	41,654	40,800
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	18,915	35,945	8,348	18,916	44,292	63,208	(11,968)	51,240	26,314
Bayhead Village	Garden	Oct-00	Indianapolis, IN	1978	202	1,411	5,139	3,305	1,411	8,444	9,855	(2,939)	6,916	2,901
Beech Lake	Garden	May-99	Durham, NC	1986	345	2,222	12,641	4,605	2,222	17,246	19,468	(6,605)	12,863	10,500
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,447	20,589	3,002	3,447	23,591	27,038	(8,320)	18,718	14,744
Boulder Creek	Garden	Jul-94	Boulder, CO	1972	221	755	7,730	16,934	755	24,664	25,419	(11,036)	14,383	12,696
Brandywine	Garden	Jul-94	St. Petersburg, FL	1971	477	1,437	12,725	8,312	1,437	21,037	22,474	(12,673)	9,801	21,393
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,507	2,974	1,008	8,481	9,489	(3,446)	6,043	6,540
Briarwest	Garden	Oct-99	Houston, TX	1970	380	2,459	13,868	5,218	2,459	19,086	21,545	(6,551)	14,994	8,516
Briarwood	Garden	Oct-99	Houston, TX	1970	351	2,033	11,857	4,047	2,033	15,904	17,937	(5,459)	12,478	7,087
Bridgeview	Garden	Sep-00	Tampa, FL	1988	348	7,976	13,499	7,432	7,976	20,931	28,907	(6,098)	22,809	13,500
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	27,603	41,244	28,054	29,407	67,495	96,902	(10,998)	85,904	55,875
Broadmoor Ridge	Garden	Dec-97	Colorado Springs, CO	1974	200	460	2,917	11,807	460	14,725	15,185	(4,329)	10,856	6,832
Brook Run	Garden	May-98	Arlington Heights, IL	1985	182	2,245	12,936	2,232	2,245	15,168	17,413	(6,746)	10,667	11,600
Brookdale Lakes	Garden	May-98	Naperville, IL	1990	200	2,709	15,346	2,222	2,709	17,567	20,276	(7,013)	13,263	9,530
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	9,693	6,818	1,016	9,693	7,834	17,527	(341)	17,186	13,300
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	3,531	4,867	27,148	32,015	(9,222)	22,793	45,303
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928/1998	332	11,708	73,334	45,046	11,708	118,380	130,088	(35,485)	94,603	49,610
Canterbury Green Apartments	Garden	Dec-99	Fort Wayne, IN	1979	1,988	13,659	73,115	24,363	13,659	97,478	111,137	(40,955)	70,182	53,599
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,300	6,602	5,513	7,508	11,907	19,415	(2,811)	16,604	14,750
Carriage Hill	Garden	Jul-00	East Lansing, MI	1972	143	876	9,123	1,868	875	10,991	11,866	(5,156)	6,710	5,360
Casa del Mar at Baymeadows	Garden	Oct-06	Jacksonville, FL	1984	144	4,902	10,562	1,318	5,039	11,743	16,782	(1,054)	15,728	9,566
Castle Court	High Rise	May-04	Fall River, MA	1974	240	15,239	7,850	3,453	15,244	11,298	26,542	(3,266)	23,276	9,910
Cedar Rim	Garden	Apr-00	New Castle, WA	1980	104	751	5,043	17,109	751	22,152	22,903	(6,396)	16,507	3,944
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	2,625	582	6,815	7,397	(2,750)	4,647	15,645
Central Park Townhomes	Town Home	Feb-07	Park Forest, IL	1947	220	3,699	12,384	2,175	3,747	14,511	18,258	(1,098)	17,160	—
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	7,488	8,656	7,546	7,488	16,203	23,691	(4,435)	19,256	10,750
Chatham Harbor	Garden	Oct-99	Altamonte Springs, FL	1985	324	2,288	13,068	3,522	2,288	16,590	18,878	(5,343)	13,535	7,314
Chelsea Ridge Apartments	Garden	Apr-01	Wappingers Falls, NY	1966	835	10,403	33,000	46,331	10,403	79,331	89,734	(28,540)	61,194	32,955
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	15,800	16,875	4,650	15,800	21,524	37,324	(6,774)	30,550	24,570
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	1,969	7,980	3,104	1,969	11,084	13,053	(4,190)	8,863	6,237
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	12,047	14,299	2,567	12,338	16,576	28,914	(3,648)	25,266	19,006
Chestnut Hill (PA)	Garden	Apr-00	Philadelphia, PA	1963	821	6,463	49,315	44,995	6,463	94,310	100,773	(29,647)	71,126	51,500
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,234	8,107	188	2,040	8,489	10,529	(1,902)	8,627	16,966

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2008
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Citrus Grove	Garden	Jun-98	Redlands, CA	1985	198	1,118	6,642	2,028	1,118	8,670	9,788	(3,612)	6,176	3,502
Colonnade Gardens (Ferntree)	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,346	2,762	766	7,108	7,874	(3,156)	4,718	1,776
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,403	18,798	9,099	2,570	27,730	30,300	(13,182)	17,118	24,738
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1880	59	35,472	9,450	3,172	35,527	12,567	48,094	(3,682)	44,412	26,274
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,832	3,050	8,512	13,882	22,394	(4,528)	17,866	14,736
Country Lakes II	Garden	May-97	Naperville, IL	1986	400	5,165	29,430	5,198	5,165	34,627	39,792	(12,864)	26,928	25,225
Covington Pointe	Garden	Oct-05	Dallas, TX	1984	180	1,373	9,500	1,332	1,373	10,832	12,205	(6,274)	5,931	4,796
Creekside	Garden	Jan-00	Denver, CO	1974	328	1,743	14,072	2,725	1,980	16,560	18,540	(7,222)	11,318	14,549
Creekside (CA)	Garden	Mar-02	Simi Valley, CA	1985	397	24,595	18,818	6,268	25,245	24,435	49,680	(6,897)	42,783	40,670
Crescent at West Hollywood, The	Mid Rise	Mar-02	West Hollywood, CA	1982	130	15,382	10,215	12,831	15,765	22,663	38,428	(5,960)	32,468	24,195
Crossroads	Garden	May-98	Phoenix, AZ	1982	316	2,180	12,661	3,267	2,180	15,928	18,108	(7,474)	10,634	4,940
Crosswood	Garden	Jan-06	Citrus Heights, CA	1976	180	6,944	8,169	732	6,944	8,901	15,845	(510)	15,335	13,000
Deer Creek	Garden	Apr-00	Plainsboro, NJ	1975	288	2,404	17,096	5,012	2,404	22,108	24,512	(9,655)	14,857	23,235
Deercross (IN)	Garden	Oct-00	Indianapolis, IN	1979	372	3,175	10,426	6,155	3,175	16,582	19,757	(6,040)	13,717	10,700
Defoors Crossing	Garden	Jan-06	Atlanta, GA	1987	60	348	957	300	348	1,258	1,606	(1,134)	472	—
Doral Oaks	Garden	Dec-97	Temple Terrace, FL	1967	252	2,095	3,943	14,471	2,095	18,414	20,509	(7,066)	13,443	3,705
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	6,498	1,666	15,851	17,517	(5,121)	12,396	10,632
Dunes Apartment Homes, The	Garden	Oct-99	Indian Harbour Beach, FL	1963	200	1,211	5,901	3,071	1,211	8,972	10,183	(4,396)	5,787	3,152
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1986	372	5,534	30,830	17,156	5,628	47,892	53,520	(15,471)	38,049	30,548
Evanston Place	High Rise	Dec-97	Evanston, IL	1988	189	3,232	25,546	4,237	3,232	29,783	33,015	(9,116)	23,899	21,700
Fairlane East	Garden	Jan-01	Dearborn, MI	1973	244	6,550	11,711	4,837	6,550	16,548	23,098	(7,549)	15,549	10,200
Fairway	Garden	Jan-00	Plano, TX	1978	256	2,961	5,137	5,342	2,961	10,479	13,440	(4,951)	8,489	8,982
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	9,098	11,763	24,272	36,035	(7,561)	28,474	18,090
Ferntree	Garden	Mar-01	Phoenix, AZ	1968	219	2,078	13,752	2,846	2,079	16,598	18,677	(5,463)	13,214	7,133
Fisherman’s Landing	Garden	Dec-97	Bradenton, FL	1984	200	1,276	7,170	6,915	1,276	14,085	15,361	(4,370)	10,991	7,966
Fisherman’s Landing	Garden	Sep-98	Temple Terrace, FL	1986	256	1,643	9,446	3,506	1,643	12,952	14,595	(5,020)	9,575	11,937
Fisherman’s Village	Garden	Jan-06	Indianapolis, IN	1982	328	964	11,129	2,424	964	13,553	14,517	(6,489)	8,028	6,350
Fisherman’s Wharf Apartments	Garden	Nov-96	Clute, TX	1981	360	1,257	7,584	4,471	1,257	12,055	13,312	(5,115)	8,197	2,195
Flamingo Towers	High Rise	Sep-97	Miami, FL	1960/2005	1,127	32,191	38,399	216,641	32,239	254,993	287,232	(76,989)	210,243	158,000
Forestlake Apartments	Garden	Mar-07	Daytona Beach, FL	1982	120	3,691	4,320	361	3,860	4,512	8,372	(369)	8,003	4,807
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	1,532	23,615	12,385	1,528	36,004	37,532	(15,182)	22,350	12,317
Fox Run (NJ)	Garden	Jan-00	Plainsboro, NJ	1973	776	8,029	51,843	15,513	8,022	67,363	75,385	(22,981)	52,404	27,596
Foxchase	Garden	Dec-97	Alexandria, VA	1947	2,113	15,419	96,062	29,828	15,496	125,813	141,309	(50,071)	91,238	188,012
Franklin Oaks	Garden	May-98	Franklin, TN	1987	468	3,936	22,832	8,664	3,936	31,497	35,433	(12,308)	23,125	12,620
Georgetown (MA)	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	1,991	12,351	15,159	27,510	(3,920)	23,590	13,442
Glen at Forestlake, The	Garden	Mar-07	Daytona Beach, FL	1982	26	897	862	138	933	963	1,896	(81)	1,815	1,055
Glenbridge Manors	Garden	Sep-03	Cincinnati, OH	1978	273	1,030	17,447	11,402	1,031	28,849	29,880	(6,557)	23,323	19,283
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,058	840	4,577	4,897	9,474	(1,711)	7,763	4,497
Grand Pointe	Garden	Dec-99	Columbia, MD	1974	325	2,715	16,771	4,912	2,715	21,683	24,398	(7,159)	17,239	17,267
Greens (AZ)	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	27,043	2,303	27,755	30,058	(10,169)	19,889	13,564
Greenspoint Apartments	Garden	Jan-00	Phoenix, AZ	1985	336	2,176	14,881	12,188	2,176	27,069	29,245	(10,058)	19,187	16,668
Greentree	Garden	Dec-96	Carrollton, TX	1983	365	1,774	9,440	5,449	1,774	14,889	16,663	(6,284)	10,379	7,166
Hampden Heights	Garden	Jan-00	Denver, CO	1973	376	2,023	14,298	4,040	2,251	18,110	20,361	(8,047)	12,314	14,010
Harbor Town at Jacaranda	Garden	Sep-00	Plantation, FL	1988	280	9,776	10,643	6,257	9,776	16,900	26,676	(4,529)	22,147	11,800
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,108	3,563	2,700	4,108	6,263	10,371	(2,502)	7,869	—
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,200	6,428	3,301	1,200	9,730	10,930	(3,271)	7,659	7,264
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,055	7,578	1,242	1,055	8,820	9,875	(3,764)	6,111	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	1,039	9,185	1,177	1,039	10,361	11,400	(4,260)	7,140	7,432
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	690	4,149	865	690	5,014	5,704	(1,620)	4,084	4,620
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,835	8,554	1,471	1,835	10,025	11,860	(4,361)	7,499	8,858
Hidden Cove (CA)	Garden	Jul-98	Escondido, CA	1985	334	3,043	17,615	6,606	3,043	24,222	27,265	(9,016)	18,249	14,966
Hidden Cove II	Garden	Jul-07	Escondido, CA	1986	118	12,730	6,530	5,092	12,849	11,504	24,353	(733)	23,620	12,809
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	984	8,050	1,892	984	9,942	10,926	(2,888)	8,038	6,748
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,045	13,452	1,118	3,045	14,571	17,616	(5,487)	12,129	11,019
Highland Ridge	Garden	Sep-04	Atlanta, GA	1984	219	1,162	6,997	4,879	1,179	11,859	13,038	(4,597)	8,441	6,100
Hillcreste (CA)	Garden	Mar-02	Los Angeles, CA	1989	315	33,755	47,216	24,452	35,862	69,561	105,423	(16,335)	89,088	58,559
Hillmeade	Garden	Nov-94	Nashville, TN	1985	288	2,872	16,069	12,479	2,872	28,549	31,421	(15,814)	15,607	18,660
Hills at the Arboretum, The	Garden	Oct-97	Austin, TX	1983	327	1,367	7,764	14,358	1,367	22,122	23,489	(7,102)	16,387	—
Homestead	Garden	Apr-05	East Lansing, MI	1986	168	825	9,252	512	825	9,763	10,588	(3,823)	6,765	3,549
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	8,763	6,376	1,105	8,887	7,357	16,244	(658)	15,586	5,494
Hudson Harbour	Garden	Apr-07	Poughkeepsie, NY	1980	352	17,640	18,679	851	17,714	19,455	37,169	(1,607)	35,562	23,318
Hunt Club (MD)	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	3,426	17,859	16,575	34,434	(5,652)	28,782	32,160
Hunt Club (TX)	Garden	Mar-01	Austin, TX	1987	384	10,342	11,920	7,872	10,342	19,792	30,134	(8,238)	21,896	18,361
Hunter’s Chase (VA)	Garden	Jan-01	Midlothian, VA	1985	320	7,987	7,863	3,007	7,987	10,871	18,858	(2,870)	15,988	16,630
Hunter’s Crossing (VA)	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,763	3,782	2,244	11,544	13,788	(5,352)	8,436	7,000
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,264	15,036	4,552	2,264	19,588	21,852	(8,798)	13,054	20,501
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1977	304	2,735	18,079	4,915	2,735	22,994	25,729	(10,270)	15,459	24,504
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1977	328	2,418	16,083	5,744	2,418	21,827	24,245	(10,554)	13,691	25,504
Huntington Athletic Club	Garden	Oct-99	Morrisville, NC	1986	212	1,650	11,265	3,315	1,650	14,580	16,230	(7,165)	9,065	7,549
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,683	14,928	1,839	4,731	16,719	21,450	(2,207)	19,243	13,569
Independence Green	Garden	Jan-06	Farmington Hills, MI	1960	981	10,293	24,830	19,287	10,156	44,254	54,410	(10,525)	43,885	28,121
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	23,927	15,801	3,037	24,523	18,242	42,765	(5,029)	37,736	33,600

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2008
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Island Club (Beville)	Garden	Oct-00	Daytona Beach, FL	1986	204	6,086	8,571	1,833	6,087	10,404	16,491	(3,595)	12,896	8,440
Island Club (CA)	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	10,560	18,027	39,214	57,241	(13,272)	43,969	37,664
Island Club (Palm Aire)	Garden	Oct-00	Pomano Beach, FL	1988	260	7,615	7,652	7,292	8,336	14,224	22,560	(4,323)	18,237	11,835
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	3,070	1,526	10,121	11,647	(4,130)	7,517	10,900
Knolls, The	Garden	Jul-02	Colorado Springs, CO	1972	262	3,122	13,178	10,457	3,122	23,635	26,757	(12,367)	14,390	7,617
Lake Castleton	Garden	May-99	Indianapolis, IN	1997	1,261	5,183	29,888	11,574	5,183	41,462	46,645	(16,467)	30,178	28,746
Lake Johnson Mews	Garden	Oct-99	Raleigh, NC	1972	201	1,358	10,022	4,973	1,358	14,996	16,354	(7,753)	8,601	8,061
Lakeside (IL)	Garden	Oct-99	Lisle, IL	1972	568	4,358	29,419	27,070	4,358	56,488	60,846	(17,419)	43,427	29,608
Lakeside at Vinings Mountain	Garden	Jan-00	Atlanta, GA	1983	220	1,459	13,250	14,415	1,459	27,665	29,124	(9,215)	19,909	6,070
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	4,837	35,474	12,616	4,837	48,090	52,927	(19,984)	32,943	27,219
Lakewood	Garden	Jul-02	Tomball, TX	1979	256	801	8,328	2,920	801	11,248	12,049	(4,982)	7,067	4,238
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	2,262	9,282	3,811	2,262	13,093	15,355	(5,836)	9,519	10,700
Landmark	Garden	Apr-00	Raleigh, NC	1970	292	1,845	13,621	3,815	2,189	17,093	19,282	(8,811)	10,471	8,535
Latrobe	High Rise	Jan-03	Washington, DC	1980	176	1,305	11,257	15,038	1,305	26,296	27,601	(8,250)	19,351	22,372
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	1,248	13,867	874	1,248	14,741	15,989	(5,519)	10,470	8,243
Leahy Square	Garden	Apr-07	Redwood City, CA	1973	110	15,352	7,909	1,292	15,444	9,109	24,553	(686)	23,867	15,250
Lewis Park	Garden	Jan-06	Carbondale, IL	1972	269	1,420	12,180	2,409	1,417	14,592	16,009	(8,434)	7,575	4,205
Lighthouse at Twin Lakes	Garden	Apr-00	Beltsville, MD	1969	700	3,695	25,543	11,114	3,695	36,657	40,352	(10,346)	30,006	48,329
Lincoln Place Garden	Garden	Oct-04	Venice, CA	1951	755	43,979	10,439	67,108	42,894	78,632	121,526	(1,527)	119,999	72,500
Lodge at Chattahoochee, The	Garden	Oct-99	Atlanta, GA	1970	312	2,320	16,370	21,022	2,320	37,392	39,712	(11,604)	28,108	9,320
Los Arboles	Garden	Sep-97	Chandler, AZ	1985	232	1,662	9,504	2,966	1,662	12,470	14,132	(5,236)	8,896	4,868
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	66,257	53,438	32,749	69,834	82,609	152,443	(24,659)	127,784	98,900
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,598	16,141	29,594	2,598	45,735	48,333	(11,216)	37,117	33,973
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	6,930	1,000	72,792	73,792	(15,980)	57,812	6,661
Meadow Creek	Garden	Jul-94	Boulder, CO	1972	332	1,435	24,532	6,066	1,435	30,598	32,033	(11,967)	20,066	24,378
Merrill House	High Rise	Jan-00	Falls Church, VA	1962	159	1,836	10,831	2,306	1,836	13,137	14,973	(3,837)	11,136	15,600
Montecito	Garden	Jul-94	Austin, TX	1985	268	1,268	6,896	4,700	1,268	11,596	12,864	(5,710)	7,154	1,052
Monterey Grove	Garden	Jun-08	San Jose, CA	1999	224	34,175	21,939	747	34,270	22,590	56,860	(655)	56,205	35,000
Mountain View	Garden	May-98	Colorado Springs, CO	1985	252	2,546	14,841	2,668	2,546	17,509	20,055	(7,185)	12,870	6,288
Mountain View (CA)	Garden	Jan-06	San Dimas, CA	1978	168	8,500	16,656	2,231	8,500	18,886	27,386	(1,084)	26,302	23,300
Newport	Garden	Jul-94	Avondale, AZ	1986	204	800	4,354	3,387	800	7,742	8,542	(3,612)	4,930	1,801
Oak Falls Condominiums	Garden	Nov-96	Spring, TX	1983	144	1,017	5,420	2,590	1,017	8,010	9,027	(2,459)	6,568	3,441
Oak Park Village I	Garden	Oct-00	Lansing, MI	1973	618	10,048	16,771	6,930	10,048	23,701	33,749	(11,512)	22,237	23,487
Ocean Oaks	Garden	May-98	Port Orange, FL	1988	296	2,132	12,855	3,045	2,132	15,900	18,032	(5,849)	12,183	10,295
Ocean View Apartment	Garden	Oct-06	Pacifica, CA	1963	63	7,975	4,131	1,257	8,108	5,255	13,363	(432)	12,931	6,526
One Lytle Place	High Rise	Jan-00	Cincinnati ,OH	1980	231	2,662	21,800	12,058	2,662	33,858	36,520	(10,058)	26,462	15,450
Pacific Bay Vistas	Garden	Mar-01	San Bruno, CA	1987	308	3,703	62,460	19,987	22,993	63,157	86,150	(55,442)	30,708	26,060
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	12,770	6,579	3,119	12,970	9,498	22,468	(1,524)	20,944	11,456
Palazzo at Park La Brea	Mid Rise	Feb-04	Los Angeles, CA	2002	521	47,822	125,464	7,878	48,362	132,803	181,165	(24,119)	157,046	127,068
Palazzo East at Park La Brea	Mid Rise	Mar-05	Los Angeles, CA	2005	611	61,004	136,503	19,904	72,615	144,796	217,411	(20,299)	197,112	150,000
Palencia	Garden	May-98	Tampa, FL	1985	420	2,804	16,262	10,921	2,804	27,183	29,987	(10,229)	19,758	11,598
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1985	129	647	3,515	6,438	647	9,954	10,601	(4,661)	5,940	6,481
Park at Cedar Lawn, The	Garden	Nov-96	Galveston, TX	1985	192	1,025	2,521	2,257	1,025	4,779	5,804	(3,382)	2,422	3,752
Park Towne	High Rise	Apr-00	Philadelphia, PA	1959	958	10,451	47,301	51,905	10,451	99,206	109,657	(18,221)	91,436	87,000
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	1,772	13,725	9,819	1,772	23,545	25,317	(8,268)	17,049	5,938
Parkway (VA)	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	2,579	386	5,413	5,799	(2,951)	2,848	9,409
Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	19,595	14,838	5,628	19,595	20,466	40,061	(887)	39,174	23,800
Peachtree Park	Garden	Jan-96	Atlanta, GA	1962/1995	303	4,683	11,713	9,862	4,683	21,575	26,258	(8,805)	17,453	9,834
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	2,067	20,438	4,362	2,067	24,800	26,867	(14,026)	12,841	12,844
Pebble Point	Garden	Oct-02	Indianapolis, IN	1980	220	1,790	6,883	2,339	1,790	9,222	11,012	(4,013)	6,999	5,430
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	7,835	5,224	1,873	8,030	6,902	14,932	(2,367)	12,565	15,750
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,975	6,035	1,872	4,125	7,758	11,883	(2,134)	9,749	12,000
Pine Shadows	Garden	May-98	Phoenix, AZ	1983	272	2,095	11,899	3,534	2,095	15,433	17,528	(6,572)	10,956	7,500
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	603	3,318	2,277	603	5,595	6,198	(2,117)	4,081	1,975
Plantation Gardens	Garden	Oct-99	Plantation ,FL	1971	372	3,793	19,601	5,386	3,793	24,987	28,780	(9,958)	18,822	24,463
Pointe At Stone Canyon, The	Garden	Jan-06	Dallas, TX	1978	164	878	4,401	1,816	878	6,217	7,095	(3,545)	3,550	2,431
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	943	6,680	2,616	943	9,296	10,239	(4,634)	5,605	6,119
Presidential House	Mid Rise	Sep-05	North Miami Beach, FL	1963	203	1,379	10,635	3,051	1,379	13,686	15,065	(5,092)	9,973	10,044
Preston Creek	Garden	Oct-99	Dallas, TX	1979	228	1,543	8,667	5,586	1,543	14,253	15,796	(7,465)	8,331	8,784
Quail Run	Garden	Oct-99	Zionsville, IN	1972	166	1,222	6,803	1,512	1,222	8,316	9,538	(3,628)	5,910	4,533
Ramblewood Apartments (MI)	Garden	Dec-99	Wyoming, MI	1973	1,708	8,607	61,082	—	8,607	61,082	69,689	(9,266)	60,423	28,676
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	2,172	18,607	2,108	2,172	20,714	22,886	(8,931)	13,955	21,163
Reflections (Casselberry)	Garden	Oct-02	Casselberry, FL	1984	336	3,906	10,491	3,706	3,906	14,197	18,103	(3,831)	14,272	10,700
Reflections (Virginia Beach)	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	4,761	15,988	18,444	34,432	(6,736)	27,696	38,932
Reflections (West Palm Beach)	Garden	Oct-00	West Palm Beach, FL	1986	300	5,504	9,984	3,813	5,504	13,797	19,301	(4,562)	14,739	8,344
Regency Oaks	Garden	Oct-99	Fern Park, FL	1965	343	1,842	10,029	7,836	1,842	17,866	19,708	(9,128)	10,580	11,280
Remington at Ponte Vedra Lakes	Garden	Dec-06	Ponte Vedra Beach, FL	1986	344	18,576	18,650	1,917	18,795	20,348	39,143	(2,076)	37,067	25,000
River Club	Garden	Apr-05	Edgewater, NJ	1998	266	30,578	30,638	1,479	30,579	32,116	62,695	(4,790)	57,905	40,749
River Reach	Garden	Sep-00	Naples, FL	1986	556	17,728	18,337	5,688	17,728	24,025	41,753	(8,755)	32,998	36,254
Riverbend Village	Garden	Jul-01	Arlington, TX	1983	201	893	4,128	4,649	893	8,777	9,670	(3,285)	6,385	5,164
Riverloft Apartments	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	31,053	2,120	42,340	44,460	(14,165)	30,295	20,962

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2008
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Riverside Park	High Rise	Apr-00	Alexandria ,VA	1973	1,222	9,286	71,911	74,603	9,285	146,514	155,799	(51,669)	104,130	96,440
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,128	8,060	2,400	12,430	10,157	22,587	(2,871)	19,716	17,900
Royal Crest Estates (Fall River)	Garden	Aug-02	Fall River, MA	1974	216	5,832	12,044	1,841	5,832	13,885	19,717	(5,046)	14,671	12,610
Royal Crest Estates (Marlboro)	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	3,231	25,178	32,017	57,195	(11,943)	45,252	27,792
Royal Crest Estates (Nashua)	Garden	Aug-02	Nashua, MA	1970	902	68,231	45,562	9,164	68,231	54,725	122,956	(19,321)	103,635	53,076
Royal Crest Estates (North Andover)	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,808	9,130	51,292	45,938	97,230	(16,568)	80,662	60,800
Royal Crest Estates (Warwick)	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	5,097	22,433	29,192	51,625	(10,425)	41,200	38,000
Royal Palms	Garden	Jul-94	Mesa, AZ	1985	152	832	4,569	9,425	832	13,994	14,826	(3,979)	10,847	—
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,884	7,045	1,625	1,884	8,670	10,554	(1,982)	8,572	9,153
Runaway Bay (FL)	Garden	Oct-00	Lantana, FL	1987	404	5,934	16,052	6,895	5,934	22,947	28,881	(6,610)	22,271	21,458
Runaway Bay (MI)	Garden	Oct-00	Lansing, MI	1987	288	2,106	6,559	3,370	2,106	9,929	12,035	(4,603)	7,432	8,279
Sandpiper Cove	Garden	Dec-97	Boynton Beach, FL	1987	416	3,511	21,396	6,662	3,511	28,058	31,569	(9,887)	21,682	29,851
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,731	3,769	13,960	24,501	38,461	(7,485)	30,976	21,976
Scandia	Garden	Oct-00	Indianapolis, IN	1977	444	10,540	9,852	11,225	10,540	21,078	31,618	(9,307)	22,311	19,318
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	49,474	17,756	3,807	49,474	21,564	71,038	(835)	70,203	49,000
Scottsdale Gateway I	Garden	Oct-97	Tempe, AZ	1965	124	591	3,359	7,930	591	11,289	11,880	(3,017)	8,863	5,800
Scottsdale Gateway II	Garden	Oct-97	Tempe, AZ	1976	487	2,458	13,927	21,490	2,458	35,416	37,874	(11,879)	25,995	5,557
Shadow Creek (AZ)	Garden	May-98	Mesa, AZ	1984	266	2,016	11,886	3,549	2,016	15,435	17,451	(6,947)	10,504	4,895
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,492	57,197	6,957	18,492	64,154	82,646	(24,753)	57,893	70,783
Sienna Bay	Garden	Apr-00	St. Petersburg, FL	1984	276	1,766	9,739	10,541	1,766	20,280	22,046	(8,555)	13,491	10,799
Signal Pointe	Garden	Oct-99	Winter Park, FL	1971	368	1,573	12,510	14,975	1,573	27,486	29,059	(8,468)	20,591	18,596
Signature Point Apartments	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	1,587	2,810	19,166	21,976	(6,140)	15,836	11,336
Somerset Lakes	Garden	May-99	Indianapolis, IN	1974	360	3,436	19,668	6,438	3,436	26,106	29,542	(8,820)	20,722	18,142
Springhouse (KY)	Garden	Mar-04	Lexington, KY	1986	224	1,843	7,161	1,109	1,843	8,270	10,113	(2,969)	7,144	7,150
Springhouse at Newport	Garden	Jul-02	Newport News, VA	1986	432	9,479	11,425	3,223	9,479	14,648	24,127	(3,490)	20,637	16,600
Springwoods at Lake Ridge	Garden	Jul-02	Lake Ridge, VA	1984	180	5,587	7,284	1,104	5,587	8,388	13,975	(1,530)	12,445	14,741
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	2,436	3,241	7,530	10,771	(2,885)	7,886	9,519
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	706	4,032	3,053	562	7,230	7,792	(2,742)	5,050	4,372
Steeplechase (MD)	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	2,890	3,675	19,001	22,676	(6,176)	16,500	23,587
Steeplechase (TX)	Garden	Jul-02	Plano, TX	1985	368	7,056	10,510	6,162	7,056	16,672	23,728	(3,955)	19,773	13,649
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1962	535	8,884	56,250	16,734	8,884	72,984	81,868	(28,474)	53,394	78,988
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	2,740	13,593	12,086	25,679	(6,093)	19,586	24,900
Stonebrook	Garden	Jun-97	Sanford, FL	1991	244	1,583	8,587	4,061	1,583	12,647	14,230	(5,085)	9,145	5,207
Stonebrook II	Garden	Mar-99	Sanford, FL	1998	112	488	8,736	565	488	9,300	9,788	(2,449)	7,339	3,101
Stoney Brook Apartments	Garden	Nov-96	Houston, TX	1972	113	275	1,865	1,781	275	3,646	3,921	(1,078)	2,843	1,927
Summit Creek	Garden	May-98	Austin, TX	1985	164	1,211	6,037	1,784	1,211	7,822	9,033	(2,876)	6,157	5,670
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,543	25,842	4,551	51,385	55,936	(15,496)	40,440	36,294
Sun River Village	Garden	Oct-99	Tempe ,AZ	1981	334	2,091	14,056	3,453	2,091	17,509	19,600	(8,281)	11,319	7,813
Talbot Woods	Garden	Sep-04	Middleboro, MA	1972	121	5,852	4,719	1,972	5,852	6,691	12,543	(1,547)	10,996	6,288
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	4,021	23,495	7,625	4,316	30,825	35,141	(14,527)	20,614	16,484
Tamarind Bay	Garden	Jan-00	St. Petersburg, FL	1980	200	766	7,090	4,812	766	11,902	12,668	(4,969)	7,699	6,987
Tar River Estates	Garden	Oct-99	Greenville, NC	1969	220	1,379	14,849	3,493	1,379	18,342	19,721	(7,260)	12,461	4,159
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,323	7,155	1,783	1,323	8,938	10,261	(4,265)	5,996	7,403
Tierra Palms	Garden	Jan-06	Norwalk, CA	1970	144	6,441	6,807	467	6,441	7,274	13,715	(481)	13,234	13,800
Timbertree	Garden	Oct-97	Phoenix, AZ	1979	387	2,292	13,000	5,481	2,292	18,480	20,772	(8,948)	11,824	4,927
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	15,198	22,029	4,110	15,198	26,139	41,337	(1,472)	39,865	31,800
Township At Highlands	Town Home	Nov-96	Littleton, CO	1985	161	1,615	9,773	4,948	1,536	14,801	16,337	(6,116)	10,221	16,900
Trails	Garden	Apr-02	Nashville, TN	1985	248	485	8,336	1,598	485	9,935	10,420	(5,977)	4,443	8,440
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	2,691	19,592	20,365	2,691	39,957	42,648	(13,287)	29,361	9,737
Twin Lakes Apartments	Garden	Apr-00	Palm Harbor, FL	1986	262	2,034	12,878	4,243	2,034	17,122	19,156	(6,618)	12,538	10,727
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,749	10,089	1,273	4,749	11,362	16,111	(3,139)	12,972	7,769
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	2,271	7,724	2,298	2,271	10,022	12,293	(2,052)	10,241	11,239
Views at Vinings Mountain, The	Garden	Jan-06	Atlanta, GA	1983	180	610	5,026	11,897	610	16,924	17,534	(5,425)	12,109	13,800
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,294	4,861	2,238	7,476	6,917	14,393	(2,221)	12,172	13,500
Village Creek at Brookhill	Garden	Jul-94	Westminster, CO	1987	324	2,446	13,261	4,607	2,446	17,868	20,314	(8,425)	11,889	12,357
Village Crossing	Garden	May-98	W. Palm Beach, FL	1986	189	1,618	9,757	2,874	1,618	12,631	14,249	(4,948)	9,301	7,000
Village Green Altamonte Springs	Garden	Oct-02	Altamonte Springs, FL	1970	164	608	6,618	2,201	608	8,819	9,427	(3,934)	5,493	6,590
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	2,248	17,241	9,861	2,248	27,102	29,350	(11,470)	17,880	19,637
Village of Pennbrook	Garden	Oct-98	Levittown, PA	1969	722	5,800	43,710	12,256	5,800	55,966	61,766	(20,111)	41,655	48,909
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	5,006	33,960	52,905	5,006	86,865	91,871	(33,317)	58,554	38,943
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,871	3,289	8,630	52,150	60,780	(10,531)	50,249	32,085
Vinings Peak	Garden	Jan-00	Atlanta, GA	1980	280	1,866	15,039	17,111	1,866	32,151	34,017	(10,370)	23,647	6,855
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,952	2,443	804	7,394	8,198	(3,117)	5,081	11,938
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	28,585	28,102	5,295	29,083	32,899	61,982	(13,493)	48,489	30,156
Waterways Village	Garden	Jun-97	Aventura, FL	1991	180	4,504	11,064	3,495	4,504	14,559	19,063	(5,842)	13,221	7,797
Waverly Apartments	Garden	Aug-08	Brighton, MA	1970	104	7,696	11,347	—	7,920	11,712	19,632	(208)	19,424	12,000
West Winds	Garden	Oct-02	Orlando, FL	1985	272	1,892	11,913	2,741	1,892	14,654	16,546	(4,090)	12,456	12,970
Westgate	Garden	Oct-99	Houston, TX	1971	313	1,920	11,224	4,617	1,920	15,841	17,761	(5,838)	11,923	6,771
Westway Village Apartments	Garden	May-98	Houston, TX	1979	326	2,921	11,384	2,663	2,921	14,047	16,968	(6,122)	10,846	7,677
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	1,971	6,339	19,909	26,248	(6,322)	19,926	14,542
Wickertree	Garden	Oct-97	Phoenix, AZ	1983	226	1,225	6,923	2,603	1,225	9,526	10,751	(3,919)	6,832	2,590
Williamsburg Manor	Garden	Apr-00	Cary, NC	1972	183	1,669	8,971	1,912	1,669	10,883	12,552	(5,120)	7,432	4,938
Willow Bend (IL)	Garden	May-98	Rolling Meadows, IL	1985	328	2,717	15,437	22,680	2,717	38,117	40,834	(10,023)	30,811	20,000

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2008
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	918	7,663	2,979	918	10,642	11,560	(5,180)	6,380	6,887
Wilson Acres	Garden	Apr-06	Greenville, NC	1979	146	1,175	3,943	799	1,485	4,432	5,917	(513)	5,404	2,876
Windemere	Garden	Jan-03	Houston, TX	1982	257	2,118	10,889	1,909	2,118	12,798	14,916	(5,171)	9,745	4,697
Windrift (CA)	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	18,162	24,960	35,753	60,713	(12,088)	48,625	28,834
Windrift (FL)	Garden	Oct-00	Orlando, FL	1987	288	3,696	10,029	4,776	3,696	14,805	18,501	(5,006)	13,495	17,333
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	307	2,110	1,865	131	4,150	4,281	(1,863)	2,418	2,401
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	2,093	4,279	18,063	22,342	(5,663)	16,679	13,561
Windward at the Villages	Garden	Oct-97	W. Palm Beach, FL	1988	196	1,595	9,079	3,722	1,595	12,802	14,397	(4,299)	10,098	1,739
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,367	16,051	4,074	2,367	20,125	22,492	(9,334)	13,158	19,716
Woods of Burnsville	Garden	Nov-04	Burnsville, MN	1984	400	2,622	19,457	2,182	2,622	21,639	24,261	(6,635)	17,626	16,580
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	1,427	11,698	2,900	1,427	14,598	16,025	(6,974)	9,051	5,878
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	430	4,024	742	430	4,766	5,196	(3,069)	2,127	1,281
Woodshire	Garden	Mar-00	Virginia Beach, VA	1972	288	961	5,549	3,367	961	8,916	9,877	(3,475)	6,402	5,860
Yacht Club at Brickell	High Rise	Dec-03	Miami, FL	1998	357	31,363	32,214	3,031	31,363	35,245	66,608	(4,705)	61,903	43,024
Yorktown II Apartments	High Rise	Dec-99	Lombard, IL	1973	364	2,971	18,163	15,723	2,971	33,886	36,857	(7,912)	28,945	13,991

			Total Conventional Properties:		91,044	2,154,058	4,751,342	2,382,924	2,212,328	7,076,598	9,288,926	(2,259,323)	7,029,603	5,485,381

Affordable Properties:
Adams Court	Garden	Jan-06	Hempstead, NY	1981	84	95	6,046	514	95	6,561	6,656	(3,833)	2,823	2,450
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	1,348	29,770	18,171	1,350	47,938	49,288	(12,979)	36,309	20,654
Alliance Towers	High Rise	Mar-02	Alliance, OH	1971	101	530	1,934	747	530	2,681	3,211	(644)	2,567	2,248
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	641	3,314	1,734	405	5,284	5,689	(1,091)	4,598	4,185
Ashland Manor	High Rise	Mar-02	Toledo, OH	1977	189	205	455	343	205	798	1,003	(523)	480	757
Baldwin Oaks	Mid Rise	Oct-99	Parsippany ,NJ	1980	251	746	8,516	1,819	746	10,335	11,081	(5,816)	5,265	13,131
Baldwin Towers	High Rise	Jan-06	Pittsburgh, PA	1983	99	237	5,417	163	237	5,580	5,817	(3,681)	2,136	1,760
Bangor House	High Rise	Mar-02	Bangor, ME	1979	121	1,140	4,595	887	1,140	5,481	6,621	(1,290)	5,331	2,645
Bannock Arms	Garden	Mar-02	Boise, ID	1978	66	275	1,139	497	275	1,636	1,911	(485)	1,426	1,418
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	1,023	15,265	16,165	574	31,879	32,453	(6,131)	26,322	13,481
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,380	7,044	4,053	1,380	11,097	12,477	(2,353)	10,124	4,873
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	230	919	264	230	1,183	1,413	(374)	1,039	1,088
Benjamin Banneker Plaza	Mid Rise	Jan-06	Chester, PA	1976	70	79	3,862	595	79	4,457	4,536	(2,652)	1,884	1,576
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	144	1,152	4,657	1,582	1,152	6,238	7,390	(1,847)	5,543	1,490
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,813	6,411	13,075	1,813	19,486	21,299	(7,089)	14,210	10,702
Blakewood	Garden	Oct-05	Statesboro, GA	1973	42	271	927	353	271	1,280	1,551	(1,002)	549	719
Bloomsburg Towers	Mid Rise	Jan-06	Bloomsburg, PA	1981	75	1	4,128	287	1	4,415	4,416	(2,615)	1,801	1,571
Bolton North	High Rise	Jan-06	Baltimore, MD	1977	209	1,184	7,068	475	1,163	7,564	8,727	(2,108)	6,619	2,638
Brightwood Manor	Garden	Jan-06	New Brighton, PA	1975	152	143	5,160	557	143	5,716	5,859	(3,606)	2,253	1,501
Burchwood	Garden	Oct-07	Berea, KY	1999	24	253	1,173	477	253	1,650	1,903	(922)	981	981
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	505	3,617	3,510	505	7,127	7,632	(1,371)	6,261	—
Cache Creek Apartment Homes	Mid Rise	Jun-04	Clearlake, CA	1986	80	1,545	9,405	531	1,545	9,936	11,481	(2,934)	8,547	2,321
California Square I	High Rise	Jan-06	Louisville, KY	1982	101	154	5,704	517	154	6,221	6,375	(3,367)	3,008	3,530
Campbell Heights	High Rise	Oct-02	Washington, D.C.	1978	171	750	6,719	763	750	7,482	8,232	(2,728)	5,504	7,654
Canterbury Towers	High Rise	Jan-06	Worcester, MA	1976	157	400	4,724	853	400	5,577	5,977	(3,364)	2,613	4,611
Carriage House (VA)	Mid Rise	Dec-06	Petersburg, VA	1885	118	847	2,886	3,382	852	6,263	7,115	(860)	6,255	2,466
Casa de Las Hermanitas	Garden	Mar-02	Los Angeles, CA	1982	88	1,775	4,606	3,190	1,775	7,796	9,571	(1,170)	8,401	5,431
Castlewood	Garden	Mar-02	Davenport, IA	1980	96	585	2,351	1,348	585	3,699	4,284	(1,217)	3,067	3,519
Cherry Ridge Terrace	Garden	Mar-02	Northern Cambria, PA	1983	62	372	1,490	844	372	2,333	2,705	(715)	1,990	957
Cimarron	Garden	Oct-07	Wichita, KS	1973	132	1,558	1,536	1,538	1,558	3,073	4,631	(2,034)	2,597	1,608
City Line	Garden	Mar-02	Newport News, VA	1976	200	500	2,014	6,995	500	9,009	9,509	(777)	8,732	4,936
Clisby Towers	Mid Rise	Jan-06	Macon, GA	1980	52	161	2,333	108	161	2,441	2,602	(1,627)	975	992
Club, The	Garden	Jan-06	Lexington, NC	1972	87	66	2,560	601	66	3,162	3,228	(1,794)	1,434	367
Coatesville Towers	High Rise	Mar-02	Coatesville, PA	1979	90	500	2,011	553	500	2,563	3,063	(770)	2,293	2,155
Cold Spring Homes	Garden	Oct-07	Cold Springs, KY	2000	30	187	917	1,121	187	2,039	2,226	(1,441)	785	790
Community Circle II	Garden	Jan-06	Cleveland, OH	1975	129	213	4,749	476	213	5,225	5,438	(3,050)	2,388	3,275
Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	390	8,373	4,786	363	13,186	13,549	(6,361)	7,188	5,649
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	452	5,552	3,319	459	8,865	9,324	(2,360)	6,964	5,828
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,803	675	10,518	11,193	(3,192)	8,001	7,591
Country Commons	Garden	Jan-06	Bensalem, PA	1972	352	1,314	18,196	1,739	1,314	19,935	21,249	(9,731)	11,518	5,453
Courtyard	Mid Rise	Jan-06	Cincinnati, OH	1980	137	642	5,597	266	642	5,863	6,505	(2,941)	3,564	3,870
Creekview	Garden	Mar-02	Stroudsburg, PA	1982	80	400	1,610	914	400	2,523	2,923	(640)	2,283	2,670
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	355	4,849	—	355	4,849	5,204	(461)	4,743	3,171
Crockett Manor	Garden	Mar-04	Trenton, TN	1982	38	42	1,395	39	42	1,433	1,475	(71)	1,404	978
Cumberland Court	Garden	Jan-06	Harrisburg, PA	1975	108	176	4,242	542	176	4,784	4,960	(3,075)	1,885	1,394
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	100	540	2,178	1,300	540	3,478	4,018	(1,168)	2,850	346
Delhaven Manor	Mid Rise	Mar-02	Jackson, MS	1983	104	575	2,304	1,779	575	4,083	4,658	(1,298)	3,360	3,776
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	132	394	1,711	2,105	(415)	1,690	1,131
Douglas Landing	Garden	Oct-07	Austin, TX	1999	96	11	4,989	—	11	4,989	5,000	—	5,000	4,013
Echo Valley	Mid Rise	Mar-02	West Warwick, RI	1978	100	550	2,294	2,043	550	4,337	4,887	(1,573)	3,314	4,164
Elmwood	Garden	Jan-06	Athens, AL	1981	80	185	2,804	277	185	3,081	3,266	(1,558)	1,708	1,878
Fairburn And Gordon II	Garden	Jan-06	Atlanta, GA	1969	58	86	2,000	168	86	2,168	2,254	(1,379)	875	147
Fairwood	Garden	Jan-06	Carmichael, CA	1979	86	166	5,275	260	166	5,535	5,701	(3,299)	2,402	2,575

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands Except Unit Data)

						(2)		(3)	December 31, 2008
		(1)				Initial Cost		Cost Capitalized	December 31, 2008
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	440	2,091	2,519	447	4,603	5,050	(291)	4,759	—
Fox Run (TX)	Garden	Mar-02	Orange, TX	1983	70	420	1,992	966	420	2,958	3,378	(687)	2,691	2,575
Foxfire (MI)	Garden	Jan-06	Jackson, MI	1975	160	856	6,853	1,072	856	7,925	8,781	(4,814)	3,967	1,995
Franklin Square School Apts	Mid Rise	Jan-06	Baltimore, MD	1888	65	46	4,100	180	46	4,280	4,326	(2,022)	2,304	2,164
Friendset Apartments	High Rise	Jan-06	Brooklyn, NY	1979	259	550	16,825	1,613	550	18,437	18,987	(9,807)	9,180	14,700
Friendship Arms	Mid Rise	Mar-02	Hyattsville, MD	1979	151	970	3,887	1,631	970	5,518	6,488	(1,736)	4,752	4,647
Frio	Garden	Jan-06	Pearsall, TX	1980	63	109	2,425	358	109	2,783	2,892	(1,588)	1,304	1,109
Gates Manor	Garden	Mar-04	Clinton, TN	1981	80	266	2,225	777	266	3,002	3,268	(1,033)	2,235	2,421
Gateway Village	Garden	Mar-04	Hillsborough, NC	1980	64	433	1,666	572	444	2,227	2,671	(467)	2,204	2,377
Glendale Terrace	Garden	Jan-06	Aiken, SC	1972	60	41	1,552	157	41	1,708	1,749	(1,194)	555	146
Glens, The	Garden	Jan-06	Rock Hill, SC	1982	88	93	4,882	845	93	5,727	5,820	(3,337)	2,483	3,886
Greenbriar	Garden	Jan-06	Indianapolis, IN	1980	121	812	3,272	308	812	3,580	4,392	(2,394)	1,998	1,228
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,010	1,691	230	1,010	1,921	2,931	(498)	2,433	1,621
Hanover Square	High Rise	Jan-06	Baltimore, MD	1980	199	369	10,862	340	369	11,201	11,570	(5,934)	5,636	5,780
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	475	2,786	1,049	475	3,835	4,310	(1,689)	2,621	345
Hatillo Housing	Mid Rise	Jan-06	Hatillo, PR	1982	64	184	2,893	159	184	3,053	3,237	(1,706)	1,531	1,381
Hemet Estates	Garden	Mar-02	Hemet, CA	1983	80	700	2,802	2,997	1,263	5,235	6,498	(926)	5,572	4,328
Henna Townhomes	Garden	Oct-07	Round Rock, TX	1999	160	1,047	12,893	—	1,047	12,893	13,940	(2,641)	11,299	6,201
Heritage House	Mid Rise	Jan-06	Lewisburg, PA	1982	80	178	3,251	109	178	3,360	3,538	(1,930)	1,608	2,106
Hickory Heights	Garden	Jan-06	Abbeville, SC	1974	80	27	2,477	697	27	3,174	3,201	(1,698)	1,503	357
Highlawn Place	High Rise	Mar-02	Huntington, WV	1977	133	550	2,204	1,091	550	3,296	3,846	(800)	3,046	1,800
Hillside Village	Town Home	Jan-06	Catawissa, PA	1981	50	31	2,643	132	31	2,775	2,806	(1,643)	1,163	1,144
Hilltop	Garden	Jan-06	Duquesne, PA	1975	152	166	7,298	539	166	7,837	8,003	(4,959)	3,044	2,234
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	438	5,973	—	438	5,973	6,411	(744)	5,667	9,100
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	272	914	1,820	2,734	(507)	2,227	659
Hudson Terrace	Garden	Jan-06	Hudson, NY	1973	168	248	5,424	494	248	5,917	6,165	(3,574)	2,591	1,198
Indio Gardens	Mid Rise	Oct-06	Indio, CA	1980	151	—	9,534	4,135	—	13,669	13,669	(544)	13,125	4,368
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	630	3,137	—	630	3,137	3,767	(782)	2,985	3,275
Jenny Lind Hall	High Rise	Mar-04	Springfield, MO	1977	78	142	3,684	238	142	3,922	4,064	(303)	3,761	1,028
JFK Towers	Mid Rise	Jan-06	Durham, NC	1983	177	335	8,386	607	335	8,993	9,328	(4,342)	4,986	5,854
Kephart Plaza	High Rise	Jan-06	Lock Haven, PA	1978	101	52	4,353	417	52	4,770	4,822	(2,815)	2,007	1,592
King Bell Apartments	Garden	Jan-06	Milwaukie, OR	1982	62	204	2,497	154	204	2,651	2,855	(1,352)	1,503	1,661
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	262	1,281	9,358	—	1,281	9,358	10,639	(1,167)	9,472	16,000
Kubasek Trinity Manor (The Hollows)	High Rise	Jan-06	Yonkers, NY	1981	130	54	8,308	1,748	54	10,055	10,109	(4,706)	5,403	4,823
La Salle	Garden	Oct-00	San Francisco, CA	1976	145	1,841	19,568	16,634	1,839	36,203	38,042	(9,102)	28,940	15,462
Lafayette Commons	Garden	Mar-04	West Lafayette, OH	1979	49	166	512	271	166	783	949	(105)	844	843
Lafayette Square	Garden	Jan-06	Camden, SC	1978	72	69	1,948	65	69	2,013	2,082	(1,590)	492	303
Lakeview Arms	Mid Rise	Jan-06	Poughkeepsie, NY	1981	72	111	3,256	254	111	3,511	3,622	(2,048)	1,574	1,872
Landau	Garden	Oct-05	Clinton, SC	1970	80	1,088	1,635	198	1,088	1,833	2,921	(1,779)	1,142	335
Laurelwood	Garden	Jan-06	Morristown, TN	1981	65	75	1,870	110	75	1,980	2,055	(1,195)	860	1,320
Lavista	Garden	Jan-06	Concord, CA	1981	75	565	4,448	3,522	567	7,968	8,535	(398)	8,137	5,545
Lock Haven Gardens	Garden	Jan-06	Lock Haven, PA	1979	150	169	7,040	471	169	7,511	7,680	(4,312)	3,368	3,092
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,604	735	650	3,339	3,989	(998)	2,991	2,433
Lodge Run	Mid Rise	Jan-06	Portage, PA	1983	31	18	1,467	364	18	1,831	1,849	(1,167)	682	443
Long Meadow	Garden	Jan-06	Cheraw, SC	1973	56	30	1,470	124	30	1,594	1,624	(1,103)	521	230
Loring Towers (MN)	High Rise	Oct-02	Minneapolis, MN	1975	230	1,297	7,445	7,554	886	15,410	16,296	(3,607)	12,689	7,683
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	129	14,050	5,520	140	19,560	19,700	(2,608)	17,092	—
Lynnhaven	Garden	Mar-04	Durham, NC	1980	75	539	2,159	703	543	2,859	3,402	(601)	2,801	2,814
Michigan Beach	Garden	Oct-07	Chicago, IL	1958	239	2,225	10,797	341	2,225	11,138	13,363	(2,603)	10,760	5,550
Midview Crossing	Garden	Mar-02	Elyria, OH	1970	138	200	—	2,120	200	2,120	2,320	(1,115)	1,205	589
Mill Pond	Mid Rise	Jan-06	Taunton, MA	1982	49	80	2,704	287	80	2,991	3,071	(1,505)	1,566	1,524
Miramar Housing	High Rise	Jan-06	Ponce, PR	1983	96	290	5,162	156	290	5,318	5,608	(2,813)	2,795	2,960
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	391	3,859	879	391	4,738	5,129	(2,298)	2,831	3,311
Morrisania II	High Rise	Jan-06	Bronx, NY	1979	203	404	16,038	1,367	404	17,404	17,808	(10,100)	7,708	8,207
Moss Gardens	Mid Rise	Jan-06	Lafayette, LA	1980	114	125	4,218	117	125	4,335	4,460	(2,983)	1,477	2,057
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	888	2,360	5,380	896	7,732	8,628	(1,013)	7,615	2,244
New Vistas I	Garden	Jan-06	Chicago, IL	1925	148	200	7,368	374	200	7,742	7,942	(5,411)	2,531	1,560
Newberry Park	Garden	Dec-97	Chicago, IL	1985	84	1,150	7,862	423	1,150	8,285	9,435	(2,505)	6,930	7,496
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	487	1,317	1,716	487	3,033	3,520	(1,486)	2,034	752
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,280	14,334	15,486	2,510	29,589	32,099	(12,009)	20,090	20,021
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	500	2,012	476	500	2,489	2,989	(1,032)	1,957	1,723
Oakbrook	Garden	Jan-08	Topeka, KS	1979	170	240	6,200	—	240	6,200	6,440	(2,773)	3,667	2,770
Oakwood Manor	Garden	Mar-04	Milan, TN	1984	34	95	498	27	95	525	620	(105)	515	433
Ocala Place	Garden	Jan-06	Ocala, FL	1980	40	96	1,417	288	96	1,705	1,801	(981)	820	569
Olde Towne West I	Mid Rise	Jan-06	Alexandria, VA	1976	172	337	5,457	2,454	337	7,911	8,248	(4,253)	3,995	8,035
Olde Towne West II	Garden	Oct-02	Alexandria, VA	1977	72	214	2,865	624	214	3,488	3,702	(1,725)	1,977	2,522
Olde Towne West III	Garden	Apr-00	Alexandria, VA	1978	75	581	3,463	1,732	581	5,194	5,775	(1,911)	3,864	3,182
O’Neil	High Rise	Jan-06	Troy, NY	1978	115	88	4,067	695	88	4,762	4,850	(3,118)	1,732	1,454
Orange Village	Garden	Jan-06	Hermitage, PA	1979	81	53	3,432	311	53	3,743	3,796	(2,223)	1,573	1,850
Overbrook Park	Garden	Jan-06	Chillicothe, OH	1981	50	109	2,309	120	109	2,429	2,538	(1,293)	1,245	1,462
Oxford House	Mid Rise	Mar-02	Deactur, IL	1979	156	993	4,164	429	993	4,593	5,586	(1,615)	3,971	3,145
Oxford Terrace IV	Town Home	Oct-07	Indianapolis, IN	1994	48	247	1,410	607	247	2,016	2,263	(1,057)	1,206	1,261

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2008
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Palm Springs Senior	Garden	Mar-02	Palm Springs, CA	1981	116	—	8,745	3,003	—	11,748	11,748	(1,526)	10,222	7,277
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	621	5,520	—	621	5,520	6,141	(854)	5,287	—
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	124	1,910	168	124	2,078	2,202	(2,078)	124	504
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	169	3,392	155	169	3,547	3,716	(2,421)	1,295	507
Park — Joplin Apartments	Garden	Oct-07	Joplin, MO	1974	192	996	8,847	—	996	8,847	9,843	(2,816)	7,027	3,431
Park Apts, The	Garden	Oct-07	Overland Park, KS	1984	280	365	8,723	4,001	365	12,724	13,089	(5,029)	8,060	5,050
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	742	6,327	9,719	705	16,084	16,789	(5,834)	10,955	9,713
Park Vista	Garden	Oct-05	Anaheim, CA	1958	392	6,155	25,929	4,090	6,155	30,019	36,174	(7,812)	28,362	37,851
Parkview	Garden	Mar-02	Sacramento, CA	1980	97	1,041	2,880	8,111	1,097	10,936	12,033	(2,781)	9,252	6,938
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,684	23,257	17,218	3,427	40,733	44,160	(9,406)	34,754	22,608
Patman Switch	Garden	Jan-06	Hughes Springs, TX	1978	82	202	1,906	570	202	2,477	2,679	(1,473)	1,206	1,229
Pavillion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,416	1,128	—	16,543	16,543	(3,265)	13,278	9,405
Peachwood Place	Garden	Oct-07	Waycross, GA	1999	72	163	2,893	—	163	2,893	3,056	(1,317)	1,739	737
Pinebluff Village	Mid Rise	Jan-06	Salisbury, MD	1980	151	354	7,935	496	354	8,431	8,785	(5,431)	3,354	2,196
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	99	420	1,698	1,048	420	2,746	3,166	(1,050)	2,116	2,009
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,188	2,631	3,496	1,229	6,085	7,314	(1,398)	5,916	3,240
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	624	2,647	1,587	667	4,191	4,858	(1,377)	3,481	2,634
Portner Place	Town Home	Jan-06	Washington, DC	1980	48	601	6,100	67	601	6,167	6,768	(2,383)	4,385	1,346
Post Street Apartments	High Rise	Jan-06	Yonkers, NY	1930	56	148	3,315	367	148	3,682	3,830	(2,165)	1,665	1,673
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	102	1,071	1,573	102	2,644	2,746	(1,329)	1,417	1,094
Quivira Place	Garden	Oct-07	Lenexa, KS	1978	289	374	12,158	—	374	12,158	12,532	(6,941)	5,591	6,125
Rancho California	Garden	Jan-06	Temecula, CA	1984	55	399	5,550	231	399	5,781	6,180	(2,560)	3,620	4,589
Ridgewood (La Loma)	Garden	Mar-02	Sacramento, CA	1980	75	684	227	6,225	683	6,454	7,137	(874)	6,263	4,277
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	698	2,803	585	698	3,388	4,086	(1,158)	2,928	1,677
River Village	High Rise	Jan-06	Flint, MI	1980	340	1,756	13,877	928	1,756	14,805	16,561	(9,145)	7,416	7,777
River’s Edge	Town Home	Jan-06	Greenville, MI	1983	49	206	2,202	224	205	2,426	2,631	(1,557)	1,074	788
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	590	4,932	2,749	597	7,673	8,270	(819)	7,451	5,576
Rosedale Court Apartments	Garden	Mar-04	Dawson Springs, KY	1981	40	194	1,177	170	194	1,347	1,541	(493)	1,048	891
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	947	5,134	5,627	934	10,774	11,708	(2,049)	9,659	—
Rutherford Park	Town Home	Jan-06	Hummelstown, PA	1981	85	376	4,814	206	376	5,019	5,395	(2,825)	2,570	2,865
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	404	5,770	11,344	238	17,279	17,517	(2,092)	15,425	5,464
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	243	7,110	12,522	438	19,437	19,875	(2,403)	17,472	12,218
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	1,650	6,599	2,842	1,650	9,441	11,091	(2,287)	8,804	3,829
Sandy Springs	Garden	Mar-05	Macon, GA	1979	74	153	1,736	1,358	153	3,094	3,247	(1,527)	1,720	1,935
School Street	Mid Rise	Jan-06	Taunton, MA	1920	75	219	4,335	561	219	4,896	5,115	(2,581)	2,534	3,080
Sharp-Leadenhall I	Town Home	Mar-04	Baltimore, MD	1981	155	1,445	5,484	919	1,445	6,403	7,848	(1,829)	6,019	5,414
Sharp-Leadenhall II	Town Home	Sep-03	Baltimore, MD	1981	37	171	1,636	330	171	1,966	2,137	(972)	1,165	1,073
Sherman Hills	High Rise	Jan-06	Wilkes-Barre, PA	1976	344	1,137	16,451	875	1,137	17,326	18,463	(13,083)	5,380	3,348
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	1,498	19,071	17,002	1,498	36,072	37,570	(9,804)	27,766	16,703
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	663	2,770	4,231	659	7,004	7,663	(2,512)	5,151	3,105
Spring Manor	Mid Rise	Jan-06	Holidaysburg, PA	1983	51	117	2,574	388	117	2,962	3,079	(2,047)	1,032	773
Springfield Villas	Garden	Oct-07	Lockhart, TX	1999	32	—	1,153	—	—	1,153	1,153	—	1,153	860
St. George Villas	Garden	Jan-06	St. George, SC	1984	40	86	1,025	90	86	1,115	1,201	(749)	452	526
Sterling Village	Town Home	Mar-02	San Bernadino, CA	1983	80	549	3,459	2,793	1,246	5,555	6,801	(1,155)	5,646	4,393
Stonegate Village	Garden	Oct-00	New Castle, IN	1970	122	313	1,895	1,209	308	3,110	3,418	(1,091)	2,327	386
Strawbridge Square	Garden	Oct-99	Alexandria, VA	1979	128	662	3,508	3,142	662	6,650	7,312	(2,354)	4,958	6,624
Sumler Terrace	Garden	Jan-06	Norfolk, VA	1976	126	215	4,400	319	215	4,719	4,934	(3,446)	1,488	1,406
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	382	4,930	—	382	4,930	5,312	(710)	4,602	3,094
Suntree	Garden	Jan-06	St. Johns, MI	1980	121	403	6,488	468	403	6,955	7,358	(4,155)	3,203	1,358
Tabor Towers	Mid Rise	Jan-06	Lewisburg, WV	1979	84	155	3,369	196	155	3,564	3,719	(2,008)	1,711	1,986
Tamarac Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	140	2,775	3,479	363	6,030	6,393	(1,642)	4,751	4,254
Tamarac Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	142	3,195	3,874	266	6,944	7,210	(1,859)	5,351	4,609
Terraces	Mid Rise	Jan-06	Kettering, OH	1979	102	521	3,855	416	521	4,271	4,792	(2,374)	2,418	2,491
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,775	5,848	6,631	1,996	12,258	14,254	(2,947)	11,307	7,057
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	6,827	11,211	872	18,038	18,910	(1,962)	16,948	8,837
Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,655	1,177	1,150	5,832	6,982	(1,867)	5,115	3,509
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	702	22,040	11,195	702	33,235	33,937	(16,426)	17,511	13,778
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	4,253	21,226	3,988	4,253	25,214	29,467	(4,121)	25,346	20,531
Victory Square	Garden	Mar-02	Canton, OH	1975	81	215	889	449	215	1,338	1,553	(533)	1,020	867
Village Oaks	Mid Rise	Jan-06	Catonsville, MD	1980	181	1,187	6,128	1,722	1,187	7,850	9,037	(4,484)	4,553	4,693
Village of Kaufman	Garden	Mar-05	Kaufman, TX	1981	68	370	1,606	571	370	2,177	2,547	(610)	1,937	1,858
Vintage Crossing	Town Home	Mar-04	Cuthbert, GA	1982	50	188	1,058	533	188	1,591	1,779	(774)	1,005	1,655
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,521	361	380	1,883	2,263	(611)	1,652	1,505
Vistula Heritage Village	Garden	Oct-08	Toledo, OH	1930	250	261	15,091	—	261	15,091	15,352	(3,495)	11,857	12,814
Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	1,001	11,874	416	1,001	12,290	13,291	(6,265)	7,026	9,653
Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	888	5,608	4,962	888	10,569	11,457	(973)	10,484	6,194
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,519	947	625	3,466	4,091	(1,165)	2,926	3,115
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	555	11,169	5,691	582	16,832	17,414	(5,764)	11,650	3,943
Westminster Oaks	Town Home	Jan-06	Springfield, VA	1982	50	—	3,517	351	—	3,868	3,868	(2,026)	1,842	828
Westwood Terrace	Mid Rise	Mar-02	Moline, IL	1976	97	720	3,242	401	720	3,643	4,363	(897)	3,466	1,806
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	215	938	398	215	1,336	1,551	(491)	1,060	1,008
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	223	3,151	2,598	219	5,753	5,972	(1,634)	4,338	2,291

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2008
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and		Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Wickford	Garden	Mar-04	Henderson, NC	1983	44	247	946	117	247	1,062	1,309	(387)	922	686
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	1,010	4,048	633	1,010	4,680	5,690	(1,053)	4,637	4,546
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,680	466	410	2,146	2,556	(587)	1,969	1,880
Willowwood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	185	1,051	1,025	2,076	(264)	1,812	1,079
Winnsboro Arms	Garden	Jan-06	Winnsboro, SC	1978	60	80	1,889	181	80	2,070	2,150	(1,451)	699	246
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,419	300	7,492	7,792	(1,097)	6,695	3,856
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	41	229	573	41	802	843	(629)	214	444
Woodland	Garden	Jan-06	Spartanburg, SC	1972	100	182	663	1,324	182	1,987	2,169	(381)	1,788	186
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	541	3,875	4,243	321	8,339	8,660	(1,874)	6,786	3,689

			Total Affordable Properties:		25,007	117,542	1,056,684	418,638	118,171	1,474,674	1,592,845	(520,566)	1,072,279	795,759
Other (4)					—	929	2,472	(80)	1,958	1,363	3,321	(2,330)	991	—

					116,051	2,272,529	5,810,498	2,801,482	2,332,457	8,552,635	10,885,092	(2,782,219)	8,102,873	6,281,140

(1)	Date we acquired the property or first consolidated the partnership which owns the property.

(2)	Initial cost includes the tendering costs to acquire the minority interest share of our consolidated real estate partnerships.

(3)	Costs capitalized subsequent to acquisition includes costs capitalized since acquisition or first consolidation of the partnership/property.

(4)	Other includes land parcels and commercial properties.

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006
Real Estate
Balance at beginning of year	$10,248,274	$9,426,924	$7,978,988
Additions during the year:
Newly consolidated assets and acquisition of limited partnership interests (1)	17,557	32,080	1,146,086
Acquisitions	107,445	233,059	184,986
Capital expenditures	665,233	689,719	485,758
Deductions during the year:
Casualty and other write-offs (2)	(114,678)	(24,016)	(21,192)
Assets held for sale reclassification (3)	(38,739)	(109,492)	(347,702)

Balance at end of year	$10,885,092	$10,248,274	$9,426,924

Accumulated Depreciation
Balance at beginning of year	$2,360,727	$2,101,202	$1,432,181
Additions during the year:
Depreciation	497,395	477,725	468,186
Newly consolidated assets and acquisition of limited partnership interests (1)	(7,733)	(115,465)	452,824
Deductions during the year:
Casualty and other write-offs	(1,865)	(5,280)	(5,604)
Assets held for sale reclassification (3)	(66,305)	(97,455)	(246,385)

Balance at end of year	$2,782,219	$2,360,727	$2,101,202

(1)
Includes the effect of newly consolidated assets, acquisition of limited partnership interests and related activity. As discussed in Note 2, during 2006, we adopted EITF 04-5, which resulted in the consolidation, at historical carrying amounts, of 156 partnerships owning 149 properties. As discussed in Note 3, during 2007, we acquired seven properties from VMS, a consolidated partnership in which we held a 22% interest. We allocated the excess of the consideration exchanged over the carrying amount of the minority interest in these properties to real estate, which resulted in an increase in real estate primarily due to a reduction in the historical accumulated depreciation on these assets.

(2)	Casualty and other write offs in 2008 includes impairments totaling $91.1 million related to our Lincoln Place and Pacific Bay Vistas properties.

(3)	Represents activity on properties that have been sold or classified as held for sale that is included in the line items above.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

10.1
Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)

10.4
First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)

10.5
Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Aimco, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 10-K, dated March 22, 2006, is incorporated herein by this reference)

10.6
Third Amendment to Senior Secured Credit Agreement, dated as of August 31, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 31, 2007, is incorporated herein by this reference)

10.7
Fourth Amendment to Senior Secured Credit Agreement, dated as of September 14, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 14, 2007, is incorporated herein by this reference)

10.8
Fifth Amendment to Senior Secured Credit Agreement, dated as of September 9, 2008, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 11, 2008, is incorporated herein by this reference)

10.9
Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.10
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, filed December 6, 2001, is incorporated herein by this reference)

10.11
Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)

10.12
Employment Contract executed on December 29, 2008, by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed December 29, 2008, is incorporated herein by this reference)*

10.13
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.14
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.15
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.16	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

10.17	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.18	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.19	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement