Form 10-Q
period 2009-03-31
AIMCO PROPERTIES LP
filed 2009-05-01
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of Partnership Common Units outstanding as of April 29, 2009: 124,100,935

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Real estate:
Buildings and improvements	$8,568,442	$8,520,382
Land	2,337,853	2,326,671

Total real estate	10,906,295	10,847,053
Less accumulated depreciation	(2,883,405)	(2,770,626)

Net real estate	8,022,890	8,076,427
Cash and cash equivalents	93,233	299,676
Restricted cash	265,639	258,156
Accounts receivable, net	80,689	92,923
Accounts receivable from affiliates, net	32,833	36,372
Deferred financing costs, net	58,388	59,070
Notes receivable from unconsolidated real estate partnerships, net	24,267	22,567
Notes receivable from non-affiliates, net	139,949	139,897
Notes receivable from Aimco	15,753	15,551
Investment in unconsolidated real estate partnerships	120,191	117,905
Other assets	199,129	188,690
Deferred income tax assets, net	27,052	28,326
Assets held for sale	17,258	94,157

Total assets	$9,097,271	$9,429,717

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing	$720,722	$721,971
Property loans payable	5,558,506	5,545,893
Term loans	350,000	400,000
Credit facility	15,000	—
Other borrowings	90,941	95,981

Total indebtedness	6,735,169	6,763,845

Accounts payable	32,902	64,241
Accrued liabilities and other	291,081	411,209
Deferred income	184,796	195,202
Security deposits	42,774	43,088
Liabilities related to assets held for sale	5,176	70,599

Total liabilities	7,291,898	7,548,184

Redeemable preferred units	87,247	88,148

Commitments and contingencies (Note 5)

Partners’ capital:
Preferred units	696,500	696,500
General Partner and Special Limited Partner	704,058	694,805
Limited Partners	38,349	82,271
High Performance Units	(40,446)	(39,687)
Investment in Aimco Class A Common Stock	(4,789)	(5,109)

Partners’ capital attributable to the Partnership	1,393,672	1,428,780

Noncontrolling interests in consolidated real estate partnerships	324,454	364,605

Total partners’ capital	1,718,126	1,793,385

Total liabilities and partners’ capital	$9,097,271	$9,429,717

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
REVENUES:
Rental and other property revenues	$338,093	$332,892
Property management revenues, primarily from affiliates	1,644	2,104
Asset management and tax credit revenues	9,539	12,852

Total revenues	349,276	347,848

OPERATING EXPENSES:
Property operating expenses	156,489	161,764
Property management expenses	1,433	1,335
Investment management expenses	3,789	4,387
Depreciation and amortization	123,215	103,500
General and administrative expenses	20,072	21,366
Other expenses, net	2,292	5,751

Total operating expenses	307,290	298,103

Operating income	41,986	49,745

Interest income	3,543	8,311
Provision for losses on notes receivable, net	(150)	(223)
Interest expense	(91,511)	(91,533)
Equity losses of unconsolidated real estate partnerships	(2,040)	(1,029)
Provision for operating real estate impairment losses	(1,760)	—
Gain (loss) on dispositions of unconsolidated real estate and other	10,862	(137)

Loss before income taxes and discontinued operations	(39,070)	(34,866)
Income tax benefit	3,016	1,772

Loss from continuing operations	(36,054)	(33,094)
Income from discontinued operations, net	3,688	8,159

Net loss	(32,366)	(24,935)
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	6,281	(1,842)

Net loss attributable to the Partnership	(26,085)	(26,777)
Net income attributable to the Partnership’s preferred unitholders	14,235	15,990

Net loss attributable to the Partnership’s common unitholders	$(40,320)	$(42,767)

Earnings (loss) attributable to the Partnership per common unit — basic and diluted (Note 6):
Loss from continuing operations attributable to the Partnership (net of income attributable to the Partnership’s preferred unitholders)	$(0.32)	$(0.34)
Income from discontinued operations attributable to the Partnership	—	0.03

Net loss attributable to the Partnership’s common unitholders	$(0.32)	$(0.31)

Weighted average common units outstanding, basic and diluted	124,498	137,631

Distributions declared per common unit	$0.00	$0.00

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,366)	$(24,935)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	123,215	103,500
(Gain) loss on dispositions of unconsolidated real estate and other	(10,862)	137
Discontinued operations	(8,153)	20,458
Other adjustments	10,126	9,249
Net changes in operating assets and operating liabilities	(99,734)	(49,922)

Net cash (used in) provided by operating activities	(17,774)	58,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,370)	(150,823)
Proceeds from dispositions of real estate	53,630	33,351
Purchases of partnership interests and other assets	(1,350)	(8,413)
Originations of notes receivable from unconsolidated real estate partnerships	(3,146)	(3,497)
Proceeds from repayment of notes receivable	1,468	4,880
Distributions received from Aimco	320	232
Other investing activities	8,869	10,968

Net cash used in investing activities	(8,579)	(113,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	173,149	213,321
Principal repayments on property loans	(187,926)	(136,197)
Proceeds from tax-exempt bond financing	—	21,200
Principal repayments on tax-exempt bond financing	(4,319)	(1,228)
Payments on term loans	(50,000)	—
Net borrowings on revolving credit facility	15,000	218,800
Repurchases of common OP units	—	(199,370)
Payment of distributions to General Partner and Special Limited Partner	(60,703)	(54,887)
Payment of distributions to Limited Partners	(14,850)	(18,021)
Payment of distributions to High Performance Units	(4,877)	(5,972)
Payment of distributions to preferred units	(15,028)	(16,131)
Payment of distributions to noncontrolling interests	(36,562)	(20,638)
Other financing activities	6,026	6,560

Net cash (used in) provided by financing activities	(180,090)	7,437

NET DECREASE IN CASH AND CASH EQUIVALENTS	(206,443)	(47,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,676	210,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,233	$163,083

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
As of March 31, 2009, we:
•	owned an equity interest in and consolidated 115,723 units in 504 properties (which we refer to as “consolidated properties”), of which 113,102 units were also managed by us;

•	owned an equity interest in and did not consolidate 9,431 units in 84 properties (which we refer to as “unconsolidated properties”), of which 4,364 units were also managed by us; and

•
provided services for or managed 34,964 units in 388 properties, primarily pursuant to long-term agreements (including 32,501 units in 361 properties for which we provide asset management services only, and not also property management services). In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

At March 31, 2009, we had outstanding 123,475,768 common OP Units, 28,114,846 preferred OP Units and 2,344,719 High Performance Units.

NOTE 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain 2008 financial statement amounts have been reclassified to conform to the 2009 presentation.
Unit and per unit information for the periods presented has been retroactively adjusted for the effect of common OP Units issued to Aimco in connection with special distributions paid during 2008 and January 2009.
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
Interests held in consolidated real estate partnerships by limited partners other than us are reflected as noncontrolling interests in consolidated real estate partnerships. The assets of consolidated real estate partnerships owned or controlled by Aimco or us generally are not available to pay creditors of Aimco or the Partnership.
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

As of March 31, 2009, we were the primary beneficiary of, and therefore consolidated, 92 VIEs, which owned 69 apartment properties with 9,941 units. Real estate with a carrying value of $783.2 million collateralized $473.0 million of debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of March 31, 2009, we also held variable interests in 129 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 180 apartment properties with 11,049 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. At March 31, 2009, our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $119.7 million and our contractual obligation to advance funds to certain VIEs totaling $5.4 million. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, the provision of financial support in the future may require us to consolidate a VIE.
Adoption of SFAS 160
We adopted the provisions of FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160, effective January 1, 2009. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires disclosure, on the face of the consolidated income statements, of those amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. SFAS 160 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts, and in some instances, requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.
In connection with our adoption of SFAS 160, we reclassified into our consolidated partners’ capital accounts the historical balances related to noncontrolling interests in consolidated real estate partnerships. At December 31, 2008, the carrying amount of noncontrolling interests in consolidated real estate partnerships was $364.6 million.
Under SFAS 160, we no longer record a charge related to cash distributions to noncontrolling interests in excess of the carrying amount of such noncontrolling interests, and we attribute losses to noncontrolling interests even if such attribution results in a deficit noncontrolling interest balance within our equity accounts. The following table illustrates the pro forma amounts of loss from continuing operations, discontinued operations and net income that would have been attributed to the Partnership’s common unitholders for the three months ended March 31, 2009, had we applied the provisions of Accounting Research Bulletin No. 51, prior to their amendment by SFAS 160 (in thousands, except per unit amounts):

Loss from continuing operations attributable to the Partnership (net of income attributable to the Partnership’s preferred unitholders)	$(62,889)
Loss from discontinued operations attributable to the Partnership	(892)

Net loss attributable to the Partnership’s common unitholders	$(63,781)

Basic and diluted earnings (loss) per common unit:
Loss from continuing operations attributable to the Partnership (net of income attributable to the Partnership’s preferred unitholders)	$(0.50)
Loss from discontinued operations attributable to the Partnership	(0.01)

Net loss attributable to the Partnership’s common unitholders	$(0.51)

The following table presents a reconciliation of the December 31, 2008 and March 31, 2009, carrying amounts for redeemable preferred units, consolidated partners’ capital and the related amounts of partners’ capital attributable to the Partnership and noncontrolling interests:

		Partners’ Capital
			Noncontrolling
			interests in
		Partners’ capital	consolidated
	Redeemable	attributable to the	real estate	Total partners’
	preferred units	Partnership	partnerships	capital
Balance, December 31, 2008	$88,148	$1,428,780	$364,605	$1,793,385
Contributions	—	—	3,035	3,035
Distributions	(955)	(13,166)	(36,564)	(49,730)
Repurchases of units	(1,015)	(36)	—	(36)
Amortization of stock based compensation cost	—	3,284	—	3,284
Other	—	1,282	—	1,282
Effect of changes in ownership	—	470	(470)	—
Change in other comprehensive income	—	212	129	341
Net income (loss)	1,069	(27,154)	(6,281)	(33,435)

Balance, March 31, 2009	$87,247	$1,393,672	$324,454	$1,718,126

SFAS 160 does not amend the provisions of EITF Topic D-98, Classification and Measurement of Redeemable Securities, or EITF D-98, which addresses the classification and measurement of redeemable securities; however, the FASB amended EITF D-98 in March 2008 to address the interaction of EITF D-98 with SFAS 160. Pursuant to EITF D-98, the Partnership’s redeemable preferred OP Units, which are generally redeemable at the holders’ option and may be settled in cash or, at our discretion, shares of Aimco Class A Common Stock, will continue to be classified within temporary capital in our consolidated balance sheets.
Adoption of SFAS 141(R)
We adopted the provisions of FASB Statement of Financial Accounting Standards No. 141(R), Business Combinations — a replacement of FASB Statement No. 141, or SFAS 141(R), effective January 1, 2009. SFAS 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example by contract or through a lapse of minority veto rights. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires expensing of most transaction and restructuring costs.
We believe most operating real estate assets meet the revised definition of a business under SFAS 141(R). Accordingly, beginning in 2009, we expense transaction costs associated with acquisitions of operating real estate or interests therein when we consolidate the asset. SFAS 141(R) does not provide implementation guidance regarding the treatment of acquisition costs incurred prior to December 31, 2008, for acquisitions that do not close until 2009 when SFAS 141(R) is effective. The SEC has indicated any of the following three transition methods are acceptable, provided that the method chosen is disclosed and applied consistently:
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

We elected to apply the third method and accordingly have retroactively adjusted our 2008 results of operations and partners’ capital by $3.5 million, $0.1 million of which was incurred during the three months ended March 31, 2008, and is reflected in investment management expenses in our accompanying condensed consolidated statement of income. This retroactive adjustment had no net effect on earnings per unit amounts for the three months ended March 31, 2008.

Adoption of FSP EITF 03-6-1
We adopted the provisions of FASB FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or the FSP, effective January 1, 2009. The FSP clarifies that unvested share-based payment awards that participate in dividends similar to shares of common stock or common partnership units should be treated as participating securities. The FSP affects the computation of basic and diluted earnings per share for unvested restricted stock awards and shares purchased pursuant to officer stock loans, which serve as collateral for such loans, both of which entitle the holders to dividends. The FSP did not affect earnings per unit amounts for the three months ended March 31, 2009 and 2008, because we reported net losses in these periods and accordingly had no undistributed earnings. We do not expect the FSP to have a material effect on future earnings per unit amounts.
Adoption of SFAS 161
We adopted the provisions of FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS 161, effective January 1, 2009. SFAS 161 expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, to require qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures on credit-risk-related contingent features in derivative contracts.
Derivative Financial Instruments
We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate over the term of the related debt. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate.
At March 31, 2009 and December 31, 2008, we had interest rate swaps with an aggregate notional amount of $52.3 million, and recorded fair values of $2.7 million and $2.5 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. In accordance with FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, we have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive income within partners’ capital to the extent of their effectiveness. During the three months ended March 31, 2009 and 2008, no significant ineffectiveness was recognized related to these swaps. If the forward rates at March 31, 2009 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.3 million of the unrealized losses in accumulated other comprehensive income.
From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a risk spread. These swaps generally have a second or third lien on the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice, and the swaps generally have a term of less than five years. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us or to us for such difference. Accordingly, we believe fluctuations in the fair value of the borrowings from the inception of the hedging relationship generally will be offset by a corresponding fluctuation in the fair value of the total rate of return swaps.
In accordance with SFAS 133, we designate total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. We evaluate the effectiveness of these fair value hedges at the end of each reporting period and recognize an adjustment of interest expense as a result of any ineffectiveness.

As of March 31, 2009 and December 31, 2008, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $419.7 million and $421.7 million, respectively. At March 31, 2009, the weighted average fixed receive rate under the total return swaps was 6.8% and the weighted average variable pay rate was 1.2%, based on the applicable SIFMA and 30-day LIBOR rates effective as of that date. Information related to the fair value of these instruments at March 31, 2009 and December 31, 2008, is discussed further below.
Fair Value Measurements
We adopted the provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, that apply both to recurring and nonrecurring fair value measurements of financial assets and liabilities effective January 1, 2008, and the provisions that apply to fair value measurements of non-financial assets and liabilities effective January 1, 2009, and at those times determined no transition adjustments were required.
The table below presents (in thousands) the amounts at December 31, 2008 and March 31, 2009 (and the changes in fair value between such dates) for significant items measured in our consolidated balance sheets at fair value, as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. All of the fair value measurements are based on significant unobservable inputs classified within Level 3 of the SFAS 157 valuation hierarchy. When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, such fair value measurements typically include, in addition to the unobservable or Level 3 inputs, observable inputs that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

		Unrealized		Realized gains
	Fair value at	gains (losses)		(losses)	Fair value at
	December 31,	included in		included in	March 31,
	2008	earnings (1)		earnings (2)	2009
Total rate of return swaps (3)	$(29,495)	$783	(4)	$—	$(28,712)
Changes in fair value of debt instruments subject to total rate of return swaps (5)	29,495	(783	)(4)	—	28,712

Total	$—	$—		$—	$—

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)
For total rate of return swaps, realized gains (losses) occur upon the settlement, resulting from the repayment of the underlying borrowings or the early termination of the swap, and include any net amounts paid or received upon such settlement.

(3)
Total rate of return swaps have contractually-defined termination values generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings. We calculate the termination value, which we believe is representative of the fair value, of total rate of return swaps using a market approach by reference to estimates of the fair value of the underlying borrowings, which are discussed below, and an evaluation of potential changes in the credit quality of the counterparties to these arrangements.

(4)	Included in interest expense in the accompanying condensed consolidated statements of income.

(5)
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

In addition to the amounts in the table above, during the three months ended March 31, 2009, we recognized $1.8 million of provisions for operating real estate impairment losses to reduce the carrying amounts of certain real estate properties to their estimated fair value. We estimate the fair value of real estate using income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations.

Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Income Taxes
In March 2008, we were notified by the Internal Revenue Service that it intended to examine our 2006 Federal tax return. During June 2008, the IRS issued AIMCO-GP, Inc., our general partner and tax matters partner, a summary report including the IRS’s proposed adjustments to our 2006 Federal tax return. We do not expect the proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At March 31, 2009 and December 31, 2008, we had two and 12 properties, with an aggregate of 340 and 2,332 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Real estate, net	$16,884	$92,023
Other assets	374	2,134

Assets held for sale	$17,258	$94,157

Property debt	$5,023	$65,285
Other liabilities	153	5,314

Liabilities related to assets held for sale	$5,176	$70,599

During the three months ended March 31, 2009, we sold 10 properties with an aggregate of 1,992 units and during the year ended December 31, 2008, we sold 151 consolidated properties with an aggregate of 37,202 units. For the three months ended March 31, 2009 and 2008, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold or classified as held for sale as of March 31, 2009.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to the Partnership and to noncontrolling interests for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Rental and other property revenues	$1,840	$91,724
Property operating expenses	(3,998)	(46,126)
Depreciation and amortization	(379)	(24,930)
Other expenses, net	(1,096)	(644)

Operating (loss) income	(3,633)	20,024
Interest income	19	526
Interest expense	(1,230)	(16,863)

(Loss) income before gain on dispositions of real estate, impairment recoveries and income tax	(4,844)	3,687
Gain on dispositions of real estate	4,550	4,239
Real estate impairment recoveries, net	4,613	—
Income tax (expense) benefit	(631)	233

Income from discontinued operations	$3,688	$8,159

Income from discontinued operations attributable to:

Noncontrolling interests in consolidated real estate partnerships	$(3,662)	$(3,635)

The Partnership	$26	$4,524

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $0.1 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
Gain (Loss) on Dispositions of Unconsolidated Real Estate and Other
During the three months ended March 31, 2009, we received additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership and recognized an additional gain on such disposition of $8.6 million during the three months ended March 31, 2009.
NOTE 4 — Other Significant Transactions
Restructuring Costs
In connection with 2008 property sales and an expected reduction in redevelopment and transactional activities, during the three months ended December 31, 2008, we initiated an organizational restructuring program that included reductions in workforce and related costs, reductions in leased corporate facilities and abandonment of certain redevelopment projects and business pursuits. This restructuring effort resulted in a restructuring charge of $22.8 million, which consisted primarily of: severance costs of $12.9 million; unrecoverable lease obligations of $6.4 million related to space that we will no longer use; and the write-off of deferred transaction costs totaling $3.5 million associated with certain acquisitions and redevelopment opportunities that we will no longer pursue. During the three months ended March 31, 2009, we completed the workforce reductions. In connection with the completion of the workforce reductions, we reversed approximately $1.7 million of accrued severance costs, which were less than originally estimated. The only remaining obligation associated with the 2008 restructuring activity relates to a $5.8 million accrual related to unrecoverable lease obligations, which will be paid over the remaining lives of the affected leases.
During the three months ended March 31, 2009, we abandoned additional leased corporate facilities and redevelopment projects, which resulted in an additional restructuring charge of approximately $1.7 million. The net effect of the severance related reversal and the additional 2009 abandonments had an insignificant effect on earnings for the three months ended March 31, 2009, and is included in other expense, net in our consolidated statement of income. The amounts related to our restructuring charges have not been allocated to our reportable segments based on the methods used to evaluate segment performance.

Common Stock Repurchases
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. During the three months ended March 31, 2009, Aimco did not repurchase any shares of its Class A Common Stock. During the three months ended March 31, 2008, Aimco repurchased 7,127,641 shares of its Class A Common Stock for cash totaling $170.6 million. Concurrently, we repurchased from Aimco a corresponding number of common OP Units. We also paid cash totaling $28.7 million in January 2008 to settle Aimco’s repurchases of its Class A Common Stock in December 2007. As of March 31, 2009, Aimco was authorized to repurchase approximately 19.3 million additional shares. In the event of any repurchases of shares of Aimco Class A Common Stock by Aimco, it is expected that we would repurchase an equal number of common OP Units owned by Aimco.
NOTE 5 —Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $53.2 million related to construction projects, most of which we expect to incur during the remainder of 2009. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $5.4 million in second mortgage loans on certain properties in West Harlem in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the related loan agreement.
We have a $30.0 million obligation under a sale-leaseback arrangement which we account for as a financing in our consolidated balance sheets. Under the terms of the sale-leaseback arrangement, the other party to this arrangement has the right to require us to purchase its interests in the partnership that owns the properties under lease, thus effectively requiring us to repay the obligation. Such put option runs from November 2006 to December 3, 2011.
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

Environmental
Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the facility. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2009, are immaterial to our consolidated financial condition, results of operations and cash flows.
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

NOTE 6 — Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, common OP unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and High Performance Units, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings per unit for the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Loss from continuing operations	$(36,054)	$(33,094)
Add: loss from continuing operations attributable to noncontrolling interests	9,943	1,793
Less: net income attributable to the Partnership’s preferred unitholders	(14,235)	(15,990)

Numerator for basic and diluted earnings per unit:
Loss from continuing operations attributable to the Partnership (net of income attributable to preferred unitholders)	$(40,346)	$(47,291)

Income from discontinued operations	$3,688	$8,159
Less: income from discontinued operations attributable to noncontrolling interests	(3,662)	(3,635)

Income from discontinued operations attributable to the Partnership	$26	$4,524

Net loss	$(32,366)	$(24,935)
Add: net loss (income) attributable to noncontrolling interests	6,281	(1,842)
Less: net income attributable to the Partnership’s preferred unitholders	(14,235)	(15,990)

Numerator for basic and diluted earnings per unit:
Net loss attributable to the Partnership’s common unitholders	$(40,320)	$(42,767)

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	124,498	137,631
Effect of dilutive securities:
Dilutive potential common units	—	—

Denominator for diluted earnings per unit	124,498	137,631

Earnings (loss) per common unit:
Basic and diluted earnings (loss) per common unit:
Loss from continuing operations attributable to the Partnership (net of income attributable to preferred unitholders)	$(0.32)	$(0.34)
Income from discontinued operations attributable to the Partnership	—	0.03

Net loss attributable to the Partnership’s common unitholders	$(0.32)	$(0.31)

As of March 31, 2009 and 2008, the participating securities and common unit equivalents that could potentially dilute basic earnings per unit in future periods totaled 12.0 million and 12.4 million, respectively. These securities, including restricted stock awards, officer loan shares and stock options, have been excluded from the earnings per unit computations for the three months ended March 31, 2009 and 2008, because their effect would have been anti-dilutive.
Various classes of redeemable preferred OP Units are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at our option, shares of Aimco’s Class A Common Stock, and are paid distributions varying from 5.9% to 9.6% per annum per unit, or equal to the dividends paid on Aimco’s Class A Common Stock based on the conversion terms. As of March 31, 2009, a total of 3.2 million redeemable preferred OP Units were outstanding with redemption values of $86.4 million and were redeemable for approximately 15.8 million shares of Aimco’s Class A Common Stock or cash at our option.
NOTE 7 — Recent Accounting Developments
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or the FSP. The FSP expands the fair value disclosure requirements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to include interim periods, and amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information in interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted under certain circumstances. We do not anticipate the FSP will have a material effect on our financial statements.

NOTE 8 — Business Segments
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Several members of our executive management team comprise our chief operating decision maker, as defined by SFAS 131, and use various generally accepted industry financial measures to assess the performance of the business, including: Net Asset Value, or NAV, which is the estimated fair value of our assets, net of debt; Funds From Operations, or FFO; Adjusted Funds From Operations, or AFFO, which is FFO less spending for Capital Replacements; same store property operating results; net operating income; net operating income less spending for capital replacements, or Free Cash Flow; changes in NAV plus cash dividends, or Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the three months ended March 31, 2009 and 2008 (in thousands):

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2009:
Rental and other property revenues	$338,093	$—	$—	$338,093
Property management revenues, primarily from affiliates	1,644	—	—	1,644
Asset management and tax credit revenues	—	9,938	(399)	9,539

Total revenues	339,737	9,938	(399)	349,276

Property operating expenses	156,489	—	—	156,489
Property management expenses	1,433	—	—	1,433
Investment management expenses	—	3,789	—	3,789
Depreciation and amortization (1)	—	—	123,215	123,215
General and administrative expenses	—	—	20,072	20,072
Other expenses, net	—	—	2,292	2,292

Total operating expenses	157,922	3,789	145,579	307,290

Net operating income (loss)	181,815	6,149	(145,978)	41,986
Other items included in continuing operations (2)	—	796	(78,836)	(78,040)

Income (loss) from continuing operations	$181,815	$6,945	$(224,814)	$(36,054)

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Three Months Ended March 31, 2008:
Rental and other property revenues	$332,892	$—	$—	$332,892
Property management revenues, primarily from affiliates	2,104	—	—	2,104
Asset management and tax credit revenues	—	12,852	—	12,852

Total revenues	334,996	12,852	—	347,848

Property operating expenses	161,764	—	—	161,764
Property management expenses	1,335	—	—	1,335
Investment management expenses	—	4,387	—	4,387
Depreciation and amortization (1)	—	—	103,500	103,500
General and administrative expenses	—	—	21,366	21,366
Other expenses, net	—	—	5,751	5,751

Total operating expenses	163,099	4,387	130,617	298,103

Net operating income (loss)	171,897	8,465	(130,617)	49,745
Other items included in continuing operations (2)	—	522	(83,361)	(82,839)

Income (loss) from continuing operations	$171,897	$8,987	$(213,978)	$(33,094)

(1)
Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(2)
Other items in continuing operations for the investment management segment include accretion income recognized on discounted notes receivable, other income items and income taxes associated with transactional activities. Other items in continuing operations not allocated to segments include: (i) interest income and expense; (ii) provision for losses on notes receivable and provision for operating real estate impairment losses; (iii) equity in losses of unconsolidated real estate partnerships; and (iv) gain (loss) on dispositions of unconsolidated real estate and other.

NOTE 9 — Subsequent Events

On May 1, 2009, we entered into a Sixth Amendment to our Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. The Sixth Amendment provides for a reduction in the aggregate amount of commitments and loans under the Credit Agreement from $985.0 million, comprised of a $350.0 million term loan and $635.0 million of revolving loan commitments to $530.0 million, comprised of a $350.0 million term loan and $180.0 million of revolving loan commitments. Pursuant to the Sixth Amendment, our revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments and repayment of the entire $350.0 million term loan by February 1, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of acquisitions and redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; national and local economic conditions; energy costs; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for tenants in such markets; insurance risk; acquisition and development risks, including failure of such acquisitions to perform in accordance with projections; the timing of acquisitions and dispositions; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to AIMCO Properties, L.P. (which we refer to as the Partnership) and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
We are a limited partnership engaged in the acquisition, ownership, management and redevelopment of apartment properties. We are the operating partnership for Aimco, which is a self-administered and self-managed real estate investment trust, or REIT. Our property operations are characterized by diversification of product, location and price point. As of March 31, 2009, we owned or managed 976 apartment properties containing 160,118 units located in 44 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value, or NAV, which is the estimated fair value of our assets, net of debt; Funds From Operations, or FFO; Adjusted Funds From Operations, or AFFO, which is FFO less spending for Capital Replacements; same store property operating results; net operating income; net operating income less spending for Capital Replacements, or Free Cash Flow; changes in NAV plus cash dividends, or Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. FFO and Capital Replacements are defined and further described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
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

For the remainder of 2009, we are focused on: property operations; upgrading the quality of our portfolio through portfolio management; and strengthening our balance sheet.

Given the challenging market conditions, we remain focused on retaining our existing residents and maintaining tight expense control.

Our portfolio management strategy includes property dispositions and acquisitions aimed at concentrating our portfolio in our target markets, which are the largest 20 U.S. markets as measured by the total market value of institutional-grade apartment properties in a particular market (total market capitalization). We continue to increase our allocation of capital to well located properties within our target markets and are currently marketing for sale approximately $2.0 billion of conventional and affordable assets located primarily outside these target markets.

We also continue to focus on maintaining a sound balance sheet with balanced sources and uses of cash, ample liquidity and coverage ratios adequate to satisfy bank debt covenants. We are financed primarily with long-term, non-recourse property debt, which represented 84% of our leverage at March 31, 2009, with a weighted average maturity of 9.6 years. Approximately 11% of our leverage at March 31, 2009, is perpetual preferred equity. In order to limit refunding risk, during 2009 we intend to refinance 26 property loans totaling $434.2 million that mature during the balance of 2009 through 2011. The remaining balance of property debt maturities through 2011 totals $99.9 million and is related to four loans, all of which mature in 2011. In addition, net cash proceeds from asset sales are expected to be used first to reduce our $350.0 million bank term debt that matures in the first quarter 2011 and to increase cash reserves.

We expect the financial and economic conditions for the remainder of 2009 to continue to be very difficult and we will continue to evaluate our activities and organizational structure, and intend to adjust as necessary.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.
Results of Operations
Overview
Three months ended March 31, 2009 compared to March 31, 2008
We reported net loss attributable to the Partnership of $26.1 million and net loss attributable to the Partnership’s common unitholders of $40.3 million for the three months ended March 31, 2009, compared to net loss attributable to the Partnership of $26.8 million and net loss attributable to the Partnership’s common unitholders of $42.8 million for the three months ended March 31, 2008, decreases of $0.7 million and $2.5 million, respectively. These decreases were principally due to the following items, all of which are discussed in further detail below:
•
an increase in gain on dispositions of unconsolidated real estate and other, primarily related to additional proceeds received in 2009 related to our disposition during 2008 of an interest in an unconsolidated real estate partnership;

•	a favorable change in the effect on our earnings of noncontrolling interests in consolidated real estate partnerships; and

•	an increase in net operating income associated with property operations, primarily related to completed redevelopments and a decrease in casualty losses relative to 2008.
The effects of these items on our operating results were substantially offset by:
•	a decrease in income from discontinued operations, primarily related to the volume of sales in 2008 and the related number of properties included in discontinued operations in 2008 relative to 2009;

•	an increase in depreciation and amortization expense, primarily related to completed redevelopments and capital expenditures; and

•	a decrease in interest income, primarily related to lower cash balances and interest rates.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Business Segment Operating Results
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and investment management (portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities). Several members of our executive management team comprise our chief operating decision maker, as defined in FASB Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, and use various generally accepted industry financial measures to assess the performance and financial condition of the business, including: NAV; FFO; AFFO; same store property operating results; net operating income; Free Cash Flow; Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.

Real Estate Segment
Our real estate segment involves the ownership and operation of properties that generate rental and other property-related income through the leasing of apartment units. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.
The following table summarizes our real estate segment’s net operating income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Real estate segment revenues:
Rental and other property revenues	$338,093	$332,892
Property management revenues, primarily from affiliates	1,644	2,104

	339,737	334,996

Real estate segment expenses:
Property operating expenses	156,489	161,764
Property management expenses	1,433	1,335

	157,922	163,099

Real estate segment net operating income	$181,815	$171,897

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

	Three Months Ended March 31,
	2009	2008	Change
Consolidated same store revenues	$212,093	$213,761	-0.8%
Consolidated same store expenses	83,890	85,556	-1.9%

Same store net operating income	128,203	128,205	—
Reconciling items (1)	53,612	43,692	22.7%

Real estate segment net operating income	$181,815	$171,897	5.8%

Same store operating statistics:
Properties	225	225	—
Apartment units	71,198	71,198	—
Average physical occupancy	93.6%	94.9%	-1.4%
Average rent/unit/month	$968	$967	0.1%

(1)
Reflects property revenues and property operating expenses related to consolidated properties other than same store properties (e.g., affordable, acquisition, redevelopment and newly consolidated properties) and casualty gains and losses.

For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, consolidated same store net operating income was comparable. Revenues decreased $1.7 million, or 0.8%, primarily due to a decrease in average physical occupancy partially offset by higher utility billings. Expenses decreased by $1.7 million, or 1.9%, primarily due to decreases of $1.2 million in marketing expense, $0.6 million in employee compensation and related expenses and $0.5 million in contract services expense, partially offset by an increase of $0.8 million in property tax expense.
For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, consolidated real estate segment net operating income related to consolidated properties other than same store properties increased by $9.9 million, or 22.7%. This increase was primarily attributable to higher net operating income of $3.5 million for redevelopment properties based on more units in service at these properties in 2009, and a $3.6 million decrease in casualty losses relative to 2008. The remainder of the increase in net operating income was attributed to properties acquired subsequent to March 31, 2008 and affordable properties.

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
The following table summarizes the net operating income from our investment management segment for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Asset management and tax credit revenues	$9,539	$12,852
Investment management expenses	3,789	4,387

Investment segment net operating income (1)	$5,750	$8,465

(1)
Excludes certain items of income and expense, which are included in our consolidated statements of income in: other expenses, net; interest expense; interest income; gain (loss) on dispositions of unconsolidated real estate and other; and noncontrolling interests in consolidated real estate partnerships.

For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, net operating income from investment management decreased $2.7 million, or 32.1%. This decrease is primarily attributable to a $4.2 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, partially offset by a $1.2 million increase in revenues associated with our affordable housing tax credit syndication business, including syndication fees and other revenue earned in connection with these arrangements, and a $0.6 million decrease in investment management expenses.
Other Operating Expenses (Income)
Depreciation and Amortization
For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, depreciation and amortization increased $19.7 million, or 19.0%. This increase primarily relates to depreciation for properties acquired subsequent to March 31, 2008, completed redevelopments and other capital projects recently placed in service.
General and Administrative Expenses
For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, general and administrative expenses decreased $1.3 million, or 6.1%. This decrease is primarily attributable to reductions of $0.9 million in personnel and related expenses, attributed partially to our organizational restructuring initiated during the fourth quarter 2008 (see Note 4 of the condensed consolidated financial statements in Item 1 for additional information).

Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, other expenses, net decreased by $3.5 million. The net decrease is primarily attributed to a $4.5 million reduction in expenses of our self insurance activities, related to a decrease in casualty losses on less than wholly owned properties from 2008 to 2009.
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
For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, interest income decreased $4.8 million, or 57.4%. The decrease is primarily attributable to a decrease of $3.2 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances, and a $1.5 million reduction in accretion income.
Interest Expense
Interest expense, which includes the amortization of deferred financing costs, was comparable for the three months ended March 31, 2009 and 2008. Interest expense increased by $0.4 million on property loans payable due to higher balances resulting primarily from refinancing activities, offset by lower average interest rates, and by $5.0 million due to decreases in capitalized interest related to redevelopment activities. These increases were substantially offset by a decrease of $5.4 million in corporate interest expense primarily due to lower average interest rates and balances.
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
During the three months ended March 31, 2009, we recognized impairment losses of $1.8 million. We recognized no such impairment losses during the three months ended March 31, 2008.
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
For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, gain on dispositions of unconsolidated real estate and other increased $11.0 million. This increase is primarily attributable to an $8.6 million gain on the disposition of an interest in an unconsolidated real estate partnership. During the three months ended March 31, 2009, we received additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership and recognized an additional gain on such disposition during the three months ended March 31, 2009. The increase in gains during 2009 is also attributable to $1.6 million of gains on properties sold by unconsolidated real estate partnerships and a $0.7 million gain on the sale of an undeveloped land parcel during the three months ended March 31, 2009.

Income Tax Benefit
Certain of our operations, such as property management, asset management and risk management, are conducted through, and certain of our properties are owned by, taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and, as such, is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners, as these services and activities generally cannot be offered directly by the REIT. We also use TRS entities to hold investments in certain properties. Income taxes related to the results of continuing operations of our TRS entities are included in income tax benefit in our consolidated statements of income.
For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, income tax benefit increased by $1.2 million. This increase was primarily attributed to an increase in losses of our TRS entities.
Income from Discontinued Operations
The results of operations for properties sold during the period or designated as held for sale at the end of the period are generally required to be classified as discontinued operations for all periods presented. The components of net earnings that are classified as discontinued operations include all property-related revenues and operating expenses, depreciation expense recognized prior to the classification as held for sale and property-specific interest expense and debt extinguishment gains and losses to the extent there is secured debt on the property. In addition, any impairment losses on assets held for sale and the net gain or loss on the eventual disposal of properties held for sale are reported in discontinued operations.
For the three months ended March 31, 2009 and 2008, income from discontinued operations totaled $3.7 million and $8.2 million, respectively. The $4.5 million decrease in income from discontinued operations was principally due to a $23.7 million decrease in operating income, offset by a $15.6 million decrease in interest expense, both of which were attributable to fewer properties included in discontinued operations in 2009 relative to 2008. The decrease in discontinued operations is partially offset by $4.6 million of real estate impairment recoveries in 2009.
During the three months ended March 31, 2009, we sold 10 consolidated properties, resulting in a net gain on sale of approximately $4.3 million (which includes $0.2 million of related income taxes). During the three months ended March 31, 2008, we sold four consolidated properties, resulting in a gain on sale of approximately $4.3 million (which includes $0.1 million of related income tax benefit). For the three months ended March 31, 2009 and 2008, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of March 31, 2009.
Changes in the level of gains recognized from period to period reflect the changing level of our disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period (see Note 3 of the condensed consolidated financial statements in Item 1 for additional information on discontinued operations).
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects noncontrolling partners’ share of operating results of consolidated real estate partnerships. This generally includes the noncontrolling partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. As discussed in Note 2 to the condensed consolidated financial statements in Item 1, we adopted SFAS 160 effective January 1, 2009. Prior to our adoption of SFAS 160, we generally did not recognize a benefit for the noncontrolling interest partners’ share of partnership losses for partnerships that have deficits in partners’ equity and we generally recognized a charge to our earnings for distributions paid to noncontrolling partners for partnerships that have deficits in partners’ equity. Under SFAS 160, we are required to attribute losses to noncontrolling interests even if such attribution would result in a deficit in partners’ equity and we are no longer required to recognize a charge to our earnings for distributions paid to noncontrolling partners for partnerships that have deficits in partners’ equity.
For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, the effect on our earnings of income or loss attributable to noncontrolling interests in consolidated real estate partnerships changed favorably by $8.1 million. This favorable change is primarily attributable to $3.9 million of charges to our earnings recognized in 2008 for deficit distributions to noncontrolling interests and $10.2 million of losses attributed to noncontrolling interests in 2009 that we would not have attributed to the noncontrolling interest partners in 2008 because to do so would have resulted in deficits in their noncontrolling interest balances. These favorable changes were partially offset by increases in the noncontrolling interest partners’ share of income of other consolidated real estate partnerships.

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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2009, we recorded net impairment losses of $1.8 million related to properties to be held and used. We recognized no such impairment losses during the three months ended March 31, 2008.
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
During the three months ended March 31, 2009 and 2008, we recorded provisions for losses on notes receivable of $0.2 million. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended March 31, 2009 and 2008, for continuing and discontinued operations, we capitalized $2.4 million and $7.5 million of interest costs, respectively, and $13.8 million and $19.8 million of site payroll and indirect costs, respectively.
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

For the three months ended March 31, 2009 and 2008, our FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss attributable to the Partnership’s common unitholders (1)	$(40,320)	$(42,767)
Adjustments:
Depreciation and amortization	123,215	103,500
Depreciation and amortization related to non-real estate assets	(4,393)	(3,817)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(12,280)	(8,697)
(Gain) loss on dispositions of unconsolidated real estate and other	(10,862)	137
Loss (gain) on dispositions of non-depreciable assets and other	682	(16)
Deficit distributions to noncontrolling partners (3)	—	3,931
Discontinued operations:
Loss (gain) on dispositions of real estate, net of noncontrolling partners’ interest (2)	76	(1,436)
Depreciation of rental property, net of noncontrolling partners’ interest (2)	269	22,154
Recovery of deficit distributions to noncontrolling partners (3)	—	273
Income tax expense (benefit) arising from disposals	215	(86)
Preferred OP unit distributions	14,235	15,990

Funds From Operations	$70,837	$89,166
Preferred OP unit distributions	(14,235)	(15,990)
Distributions on dilutive preferred securities	—	1,333

Funds From Operations attributable to the Partnership’s common unitholders — diluted	$56,602	$74,509

Weighted average number of common units, participating securities, common unit equivalents and dilutive preferred securities outstanding (4):
Common units, participating securities and common unit equivalents (5)	125,742	138,022
Dilutive preferred securities	—	2,674

Total	125,742	140,696

Notes:

(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP (see Note 6 to the condensed consolidated financial statements in Item 1).

(2)	“Noncontrolling partners,” means noncontrolling partners in our consolidated real estate partnerships.

(3)
Prior to the adoption of SFAS 160 (See Note 2 to the condensed consolidated financial statements in Item 1), we recognized deficit distributions to noncontrolling partners as charges in our income statement when cash was distributed to a noncontrolling partner in a consolidated partnership in excess of the positive balance in such partner’s capital account, which is classified as noncontrolling interests on our balance sheet. We recorded these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to noncontrolling partners occur when the fair value of the underlying real estate exceeds its depreciated net book value because the underlying real estate has appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to noncontrolling partners represented, in substance, either (a) our recognition of depreciation previously allocated to the noncontrolling partner or (b) a payment related to the noncontrolling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we added back deficit distributions and subtracted related recoveries in our reconciliation of net income to FFO. Subsequent to the adoption of SFAS 160, effective January 1, 2009, we may reduce the balance of noncontrolling partners’ capital accounts below zero in such situations and we are no longer required to recognize such charges in our income statement.

(4)
Weighted average common units, common unit equivalents and dilutive preferred securities amounts for the periods presented have been retroactively adjusted for the effect of common OP Units issued to Aimco in connection with the special distributions paid during 2008 and in January 2009.

(5)
Represents the denominator for earnings per common unit — diluted, calculated in accordance with GAAP, plus additional participating securities and common unit equivalents that are dilutive for FFO. In this FFO presentation, we have presented participating securities similar to outstanding units, which has the same effect on per unit amounts as allocating undistributed FFO amounts to the participating securities.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales and proceeds from refinancings of existing mortgage loans and borrowings under new mortgage loans.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, distributions paid to unitholders, distributions paid to noncontrolling interest partners, repurchases of common OP Units from Aimco in connection with Aimco’s concurrent repurchase of shares of its Class A Common Stock, and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We may use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sale of properties and cash generated from operations.
The current state of credit markets and related effect on the overall economy may have an adverse affect on our liquidity, both through increases in interest rates and credit risk spreads, and access to financing. As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred units and assets. Based on our net variable rate liabilities, preferred units and assets outstanding at March 31, 2009, we estimate that a 1.0 % increase in 30-day LIBOR with constant credit risk spreads would reduce our income attributable to the Partnership’s common unitholders by approximately $5.3 million on an annual basis. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For future refinancing activities, our liquidity and cost of funds may be affected by increases in base interest rates or higher credit risk spreads. If timely property financing options are not available for maturing debt, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the SIFMA rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a credit risk spread. These swaps generally have a second or third lien on the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice, and the swaps generally have a term of less than five years. At March 31, 2009, we had total rate of return swap positions with two financial institutions with notional amounts totaling $420.1 million and had provided $3.2 million in cash collateral pursuant to the swap agreements to satisfy the loan-to-value ratio requirements. On April 1, 2009, we provided an additional $5.8 million in cash collateral pursuant to the swap agreements to satisfy the loan-to-value ratio requirements.
The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings (which is typically par value or contract value), which may require payment by us if the fair value is less than the purchased value, or to us if the fair value exceeds the purchased value. In the event we are unable to extend the arrangements at their maturities, the counterparty, who is also the creditor on the related borrowings, may desire to sell the borrowings. If the counterparty’s purchased value of the underlying borrowings exceeds the fair value of the underlying borrowings at the date of the swap maturities, we may elect to purchase the borrowings at the counterparty’s purchased value to avoid incurring a termination payment under the swap arrangements. In such event, we would be required to refinance the borrowings or find other sources of liquidity to repay the borrowings.
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
As of March 31, 2009, the amount available under our revolving credit facility was $577.0 million (after giving effect to outstanding borrowings of $15.0 million and $43.0 million outstanding for undrawn letters of credit issued under the revolving credit facility). Our total outstanding term loan of $350.0 million at March 31, 2009, matures in the first quarter 2011. Additionally, we have limited obligations to fund redevelopment commitments during the year ending December 31, 2009, and no development commitments.

At March 31, 2009, we had $93.2 million in cash and cash equivalents, a decrease of $206.4 million from December 31, 2008. At March 31, 2009, we had $265.6 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the three months ended March 31, 2009, our net cash used in operating activities of $17.8 million was primarily related to payments of operating accounts payable and accrued liabilities, including amounts related to our organizational restructuring (see Note 4 to the condensed consolidated financial statements in Item 1), in excess of the operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $76.3 million compared with the three months ended March 31, 2008, driven primarily by a $37.3 million decrease in operating income of our consolidated properties, including those classified in discontinued operations, which was attributable to property sales in 2009 and 2008, and a $25.9 million increase in payments on operating accounts payable and accrued expenses, including payments related to our restructuring accrual (see Note 2 to the condensed consolidated financial statements in Item 1), in 2009 relative to 2008.
Investing Activities
For the three months ended March 31, 2009, our net cash used in investing activities of $8.6 million consisted primarily of capital expenditures, partially offset by proceeds from disposition of real estate.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the three months ended March 31, 2009, we sold 10 consolidated properties. These properties were sold for an aggregate sales price of $84.0 million and generated proceeds totaling $82.3 million, after the payment of transaction costs and debt prepayment penalties. The $82.3 million in proceeds is inclusive of debt assumed by buyers, which are excluded from proceeds from disposition of real estate in the consolidated statement of cash flows. Sales proceeds were used primarily to repay property debt and for other corporate purposes.
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
Capital Expenditures
We classify all capital spending as Capital Replacements (which we refer to as CR), Capital Improvements (which we refer to as CI), casualties or redevelopment. Expenditures other than casualty or redevelopment capital expenditures are apportioned between CR and CI based on the useful life of the capital item under consideration and the period we have owned the property.
CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CR and CI exclude capital expenditures for casualties and redevelopment. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. For the three months ended March 31, 2009, we spent a total of $15.5 million, $10.9 million, $2.5 million and $35.5 million on CR, CI, casualties and redevelopment, respectively.

The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the three months ended March 31, 2009, on a per unit and total dollar basis. Per unit numbers for CR and CI are based on approximately 99,131 average units for the year, including 82,996 conventional units and 16,135 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our condensed consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

	Our	Per
	Share of	Effective
	Expenditures	Unit
Capital Replacements Detail:
Building and grounds	$6,368	$64
Turnover related	6,984	70
Capitalized site payroll and indirect costs	2,190	22

Our share of Capital Replacements	$15,542	$156

Capital Replacements:
Conventional	$14,045	$169
Affordable	1,497	$93

Our share of Capital Replacements	15,542	$156

Capital Improvements:
Conventional	9,995	$120
Affordable	914	$57

Our share of Capital Improvements	10,909	$110

Casualties:
Conventional	2,537
Affordable	(87)

Our share of casualties	2,450

Redevelopment:
Conventional projects	21,644
Tax credit projects	13,858

Our share of redevelopment	35,502

Our share of capital expenditures	64,403

Plus noncontrolling partners’ share of consolidated spending	4,254
Less our share of unconsolidated spending	(287)

Total capital expenditures per condensed consolidated statement of cash flows	$68,370

Included in the above spending for CI, casualties and redevelopment, was approximately $12.7 million of our share of capitalized site payroll and indirect costs related to these activities for the three months ended March 31, 2009.
Financing Activities
For the three months ended March 31, 2009, net cash used in financing activities of $180.1 million was primarily attributed to debt principal payments, distributions paid to common and preferred unitholders and distributions to noncontrolling interests. Proceeds from property loans partially offset the cash outflows.
Mortgage Debt
At March 31, 2009 and December 31, 2008, we had $6.3 billion in consolidated mortgage debt outstanding, which included $5.0 million and $65.3 million, respectively, of mortgage debt classified within liabilities related to assets held for sale. During the three months ended March 31, 2009, we refinanced or closed mortgage loans on 12 properties generating $172.9 million of proceeds from borrowings with a weighted average interest rate of 5.87%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $55.6 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt primarily as a means of extending current and near term maturities and to finance certain capital projects.

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
During the three months ended March 31, 2009, changes in the fair values of these financial instruments resulted in increases of $0.8 million in the carrying amount of the hedged borrowings and equal decreases in accrued liabilities and other for total rate of return swaps. At March 31, 2009, the cumulative recognized changes in the fair value of these financial instruments resulted in a $28.7 million reduction in the carrying amount of the hedged borrowings offset by an equal increase in accrued liabilities and other for total rate of return swaps. The cumulative decreases in the fair values of the hedged borrowings and related swaps reflect the recent uncertainty in the credit markets which has decreased demand and increased pricing for similar debt instruments.
During the three months ended March 31, 2009, we received net cash receipts of $2.7 million under the total return swaps, which positively impacted our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity. As of March 31, 2009, we had provided $3.2 million of cash collateral to satisfy certain loan-to-value requirements under the total rate of return swap agreements, which negatively affected our liquidity. Additionally, on April 1, 2009, we provided an additional $5.8 million of cash collateral under these agreements. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our liquidity.
See Note 2 of the condensed consolidated financial statements in Item 1 for additional information on our total rate of return swaps and related borrowings.
Term Loans and Credit Facility
On May 1, 2009, we entered into a Sixth Amendment to our Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. The Sixth Amendment provides for a reduction in the aggregate amount of commitments and loans under the Credit Agreement from $985.0 million, comprised of a $350.0 million term loan and $635.0 million of revolving loan commitments to $530.0 million, comprised of a $350.0 million term loan and $180.0 million of revolving loan commitments, which we anticipate may be increased to approximately $200.0 million in the near term. The $350.0 million term loan bears interest at LIBOR plus 1.5%, or at our option, a base rate equal to the prime rate, and matures March 2011. Pursuant to the Sixth Amendment, our revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments and repayment of the entire $350.0 million term loan by February 1, 2011. The Sixth Amendment also provides for an increase in the interest rate on borrowings under the revolving credit facility, which is based on a pricing grid determined by leverage (currently at LIBOR plus 4.25% with a LIBOR floor of 2.00%) and the modification of certain financial covenants and certain indebtedness and investment baskets. The Sixth Amendment also provides that while the term loan under the Credit Agreement is outstanding, Aimco’s repurchase of shares of its Class A Common Stock will be permitted with 50% of net asset sale proceeds if the other 50% of such net asset sale proceeds are applied to repay the term loan. The Sixth Amendment permits us to increase revolving commitments by up to $320.0 million, subject to our obtaining such commitments from eligible lenders.

At March 31, 2009, the term loan had an outstanding principal balance of $350.0 million loan (after a $50.0 million prepayment in January 2009) and a weighted average interest rate of 2.06%. The amount available under the revolving credit facility at March 31, 2009, was $577.0 million (after giving effect to outstanding borrowings of $15.0 million and $43.0 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes; provided that pursuant to the Sixth Amendment, revolving loans are generally not permitted to be used to fund Aimco’s repurchase of shares of its Class A Common Stock.

On May 1, 2009, we entered into a letter agreement with certain financial institutions that have revolving commitments under the Credit Agreement, which provides that, notwithstanding the terms of the Credit Agreement, until the revolving loan commitments are further syndicated, we and Aimco will not (i) request an increase in the revolving loan commitments under the Credit Agreement which would result in the revolving loan commitments exceeding $200.0 million, (ii) incur recourse debt, subject to certain exceptions, or (iii) purchase or otherwise acquire shares of Aimco’s Class A Common Stock.

Partners’ Capital Transactions
During the three months ended March 31, 2009, we paid cash distributions totaling $15.0 million and $80.4 million to preferred and common unitholders, respectively, and cash distributions totaling $36.6 to noncontrolling interest partners. Additionally, during the three months ended March 31, 2009, we paid distributions totaling $149.0 million to common unitholders through the issuance of approximately 15.5 million units.
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of Aimco Class A Common Stock. During the three months ended March 31, 2009, Aimco did not repurchase any shares its Class A Common Stock. As of March 31, 2009, Aimco was authorized to repurchase approximately 19.3 million additional shares of its Class A Common Stock under an authorization that has no expiration date. Aimco’s future repurchases may be made from time to time in the open market or in privately negotiated transactions. In the event of any repurchases of shares of Aimco Class A Common Stock by Aimco, it is expected that we would repurchase an equal number of common OP Units owned by Aimco.

Future Capital Needs
We expect to fund any future acquisitions, redevelopment projects, capital improvements and capital replacement principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing (including tax credit equity) and operating cash flows.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure relates to changes in base interest rates, credit risk spreads and availability of credit. We are not subject to any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse mortgage debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We use total rate-of-return swaps to obtain the benefit of variable rates on certain of our fixed rate debt instruments. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.
We had $1,268.2 million of floating rate debt and $73.0 million of floating rate preferred units outstanding at March 31, 2009. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($562.8 million), floating rate secured notes ($331.8 million), revolving loans ($15.0 million) and term loans ($350.0 million). At March 31, 2009, we had approximately $523.1 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. We also had approximately $114.4 million of variable rate debt associated with our redevelopment activities, for which we capitalize a portion of the interest expense. The effect of our interest bearing assets and of capitalizing interest on variable rate debt associated with our redevelopment activities would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt floating interest rates have been at a ratio of less than 1:1 with changes in taxable floating interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1989 has averaged 69% of the 30-day LIBOR rate. If the historical relationship continues, on an annual basis, an increase in 30-day LIBOR of 1.0% (0.69% in tax-exempt interest rates) with constant credit risk spreads would result in our net income and our net income attributable to the Partnership’s common unitholders being reduced by $4.8 million and $5.3 million, respectively.
The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.7 billion at March 31, 2009. The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.7 billion at March 31, 2009. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $6.7 billion to $6.4 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $6.7 billion to $7.1 billion.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). During the three months ended March 31, 2009, approximately 138,100 common OP Units were redeemed in exchange for an equal number of shares of Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for the three months ended March 31, 2009:

			Total Number of	Maximum Number
	Total	Average	Units Purchased as	of Units that
	Number	Price	Part of Publicly	May Yet Be
	of Units	Paid	Announced Plans	Purchased Under the
Period	Purchased	per Unit	or Programs (1)	Plans or Programs (2)
January 1 – January 31, 2009	1,032	$11.90	N/A	N/A
February 1 – February 28, 2009	2,234	$10.39	N/A	N/A
March 1 – March 31, 2009	68	$5.32	N/A	N/A

Total	3,334	$7.07

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

(2)
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of Class A Common Stock. As of March 31, 2009, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Distribution Payments. Our Credit Agreement includes customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any 12-month period in an aggregate amount of up to 95% of our Funds From Operations, subject to certain non-cash adjustments, for such period or such amount as may be necessary for Aimco to maintain its REIT status.
ITEM 5. Other Information

Amended Credit Agreement

On May 1, 2009, we entered into a Sixth Amendment to our Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, and a letter agreement with certain financial institutions that have revolving commitments under the credit agreement. The Sixth Amendment and the letter agreement are described under the heading “Term Loans and Credit Facility” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2 of this Form 10-Q and is hereby incorporated by reference.

ITEM 6. Exhibits
The following exhibits are filed with this report:

EXHIBIT NO.
10.1
Sixth Amendment to Senior Secured Credit Agreement, dated as of May 1, 2009, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009, is incorporated herein by this reference)

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

AIMCO PROPERTIES, L.P.
By:	AIMCO-GP, Inc., its general partner

By:	/s/ DAVID ROBERTSON
David Robertson
President, Chief Investment Officer and Chief Financial Officer (duly authorized officer and principal financial officer)

By:	/s/ PAUL BELDIN
Paul Beldin
Senior Vice President and Chief Accounting Officer
Date: May 1, 2009

Exhibit Index

EXHIBIT NO.	EXHIBIT TITLE
10.1
Sixth Amendment to Senior Secured Credit Agreement, dated as of May 1, 2009, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009, is incorporated herein by this reference)

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