Form 10-Q
period 2009-06-30
AIMCO PROPERTIES LP
filed 2009-07-31
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of Partnership Common Units outstanding as of July 29, 2009: 123,511,035

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Real estate:
Buildings and improvements	$8,231,111	$8,145,589
Land	2,273,852	2,264,335

Total real estate	10,504,963	10,409,924
Less accumulated depreciation	(2,811,511)	(2,626,868)

Net real estate	7,693,452	7,783,056
Cash and cash equivalents	112,114	299,676
Restricted cash	257,432	256,817
Accounts receivable, net	67,729	92,923
Accounts receivable from affiliates, net	27,644	36,372
Deferred financing costs, net	59,038	56,052
Notes receivable from unconsolidated real estate partnerships, net	14,818	22,567
Notes receivable from non-affiliates, net	141,125	139,897
Notes receivable from Aimco	15,958	15,551
Investment in unconsolidated real estate partnerships	116,301	117,905
Other assets	222,007	188,691
Deferred income tax assets, net	28,332	28,326
Assets held for sale	100,729	391,884

Total assets	$8,856,679	$9,429,717

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing	$624,975	$669,339
Property loans payable	5,423,593	5,425,908
Term loan	350,000	400,000
Other borrowings	88,237	95,981

Total indebtedness	6,486,805	6,591,228

Accounts payable	33,335	64,241
Accrued liabilities and other	292,110	411,093
Deferred income	183,594	194,867
Security deposits	41,427	41,308
Liabilities related to assets held for sale	72,570	245,332

Total liabilities	7,109,841	7,548,069

Redeemable preferred units	117,286	88,148

Commitments and contingencies (Note 5)	—	—

Partners’ capital:
Preferred units	660,500	696,500
General Partner and Special Limited Partner	645,350	694,805
Limited Partners	57,305	82,271
High Performance Units	(41,290)	(39,687)
Investment in Aimco Class A Common Stock	(4,733)	(5,109)

Partners’ capital attributable to the Partnership	1,317,132	1,428,780

Noncontrolling interests in consolidated real estate partnerships	312,420	364,720

Total partners’ capital	1,629,552	1,793,500

Total liabilities and partners’ capital	$8,856,679	$9,429,717

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Rental and other property revenues	$320,852	$316,970	$643,010	$633,727
Property management revenues, primarily from affiliates	1,340	1,415	2,983	3,519
Asset management and tax credit revenues	12,606	38,175	22,144	51,027

Total revenues	334,798	356,560	668,137	688,273

OPERATING EXPENSES:
Property operating expenses	142,914	141,213	292,108	294,945
Property management expenses	472	1,254	1,905	2,589
Investment management expenses	4,716	5,807	8,506	10,194
Depreciation and amortization	122,198	105,642	240,914	204,659
Provision for operating real estate impairment losses	4,988	—	5,498	—
General and administrative expenses	17,849	27,004	37,922	48,370
Other expenses, net	4,398	10,933	6,463	18,117

Total operating expenses	297,535	291,853	593,316	578,874

Operating income	37,263	64,707	74,821	109,399

Interest income	2,469	1,944	6,062	11,703
Provision for losses on notes receivable, net	(1,534)	(42)	(1,685)	(265)
Interest expense	(90,896)	(89,790)	(179,888)	(178,391)
Equity losses of unconsolidated real estate partnerships	(1,696)	(843)	(3,736)	(1,872)
Gain on dispositions of unconsolidated real estate and other	3,750	255	14,611	166

Loss before income taxes and discontinued operations	(50,644)	(23,769)	(89,815)	(59,260)
Income tax benefit	3,080	3,281	5,285	4,977

Loss from continuing operations	(47,564)	(20,488)	(84,530)	(54,283)
Income from discontinued operations, net	40,143	363,639	44,737	373,968

Net (loss) income	(7,421)	343,151	(39,793)	319,685
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(11,692)	(58,660)	(5,410)	(61,974)

Net (loss) income attributable to the Partnership	(19,113)	284,491	(45,203)	257,711
Net income attributable to the Partnership’s preferred unitholders	(13,223)	(15,595)	(27,458)	(31,585)
Net income attributable to participating securities	—	(3,225)	—	(2,522)

Net (loss) income attributable to the Partnership’s common unitholders	$(32,336)	$265,671	$(72,661)	$223,604

Earnings (loss) attributable to the Partnership per common unit - basic and diluted (Note 6):
Loss from continuing operations attributable to the Partnership (net of income attributable to the Partnership’s preferred unitholders and participating securities)	$(0.41)	$(0.33)	$(0.74)	$(0.68)
Income from discontinued operations attributable to the Partnership	0.15	2.33	0.16	2.33

Net (loss) income attributable to the Partnership’s common unitholders	$(0.26)	$2.00	$(0.58)	$1.65

Weighted average common units outstanding, basic and diluted	124,333	133,043	124,416	135,337

Distributions declared per common unit	$0.10	$0.44	$0.10	$0.44

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,793)	$319,685
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	240,914	204,659
Gain on dispositions of unconsolidated real estate and other	(14,611)	(166)
Discontinued operations	(41,958)	(308,001)
Other adjustments	23,915	29,575
Net changes in operating assets and operating liabilities	(109,066)	4,407

Net cash provided by operating activities	59,401	250,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(56,534)
Capital expenditures	(147,337)	(307,378)
Proceeds from dispositions of real estate	265,937	856,932
Proceeds from sales of interests in unconsolidated real estate partnerships	12,596	—
Purchases of partnership interests and other assets	(2,567)	(20,131)
Originations of notes receivable from unconsolidated real estate partnerships	(4,111)	(4,864)
Proceeds from repayment of notes receivable	4,376	5,044
Distributions received from Aimco	376	474
Other investing activities	20,453	655

Net cash provided by investing activities	149,723	474,198

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	610,803	455,523
Principal repayments on property loans	(682,681)	(600,683)
Proceeds from tax-exempt bond financing	—	21,200
Principal repayments on tax-exempt bond financing	(70,774)	(32,495)
Payments on term loans	(50,000)	—
Net borrowings on revolving credit facility	—	145,000
Repurchases of common OP units	—	(352,306)
Repurchases of preferred units	(4,200)	—
Payment of distributions to General Partner and Special Limited Partner	(72,540)	(108,282)
Payment of distributions to Limited Partners	(14,148)	(22,384)
Payment of distributions to High Performance Units	(5,111)	(7,399)
Payment of distributions to preferred units	(29,861)	(31,605)
Payment of distributions to noncontrolling interests	(57,799)	(85,695)
Other financing activities	(20,375)	14,471

Net cash used in financing activities	(396,686)	(604,655)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(187,562)	119,702

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,676	210,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,114	$330,163

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
As of June 30, 2009, we:
•	owned an equity interest in and consolidated 111,054 units in 485 properties (which we refer to as “consolidated properties”), of which 108,713 units were also managed by us;

•	owned an equity interest in and did not consolidate 8,915 units in 82 properties (which we refer to as “unconsolidated properties”), of which 3,884 units were also managed by us; and

•
provided services for or managed 34,542 units in 383 properties, primarily pursuant to long-term agreements (including 32,241 units in 358 properties for which we provide asset management services only, and not also property management services). In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

At June 30, 2009, we had outstanding 122,910,191 common OP Units, 28,114,784 preferred OP Units and 2,344,719 High Performance Units.

NOTE 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain 2008 financial statement amounts have been reclassified to conform to the 2009 presentation, including adjustments for discontinued operations.
Unit and per unit information for the periods presented has been retroactively adjusted for the effect of common OP Units issued to Aimco in connection with special distributions paid during 2008 and January 2009.
Our management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on July 31, 2009.
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

As of June 30, 2009, we were the primary beneficiary of, and therefore consolidated, 91 VIEs, which owned 68 apartment properties with 9,706 units. Real estate with a carrying value of $776.2 million collateralized $460.5 million of debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of June 30, 2009, we also held variable interests in 124 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 175 apartment properties with 10,061 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. At June 30, 2009, our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $107.6 million and our contractual obligation to advance funds to certain VIEs totaling $5.3 million. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, the provision of financial support in the future may require us to consolidate a VIE.
Noncontrolling Interests
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
In connection with our adoption of SFAS 160, we reclassified into our consolidated partners’ capital accounts the historical balances related to noncontrolling interests in consolidated real estate partnerships. At December 31, 2008, the carrying amount of noncontrolling interests in consolidated real estate partnerships was $364.7 million.
Under SFAS 160, we no longer record a charge related to cash distributions to noncontrolling interests in excess of the carrying amount of such noncontrolling interests, and we attribute losses to noncontrolling interests even if such attribution results in a deficit noncontrolling interest balance within our partners’ capital accounts. The following table illustrates the pro forma amounts of loss from continuing operations, discontinued operations and net loss that would have been attributed to the Partnership’s common unitholders for the three and six months ended June 30, 2009, had we applied the provisions of Accounting Research Bulletin No. 51, prior to their amendment by SFAS 160 (in thousands, except per unit amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009

Loss from continuing operations attributable to the Partnership (net of income attributable to the Partnership’s preferred unitholders and participating securities)	$(58,615)	$(119,548)
Income from discontinued operations attributable to the Partnership	19,807	19,344

Net loss attributable to the Partnership’s common unitholders	$(38,808)	$(100,204)

Basic and diluted earnings (loss) per common unit:
Loss from continuing operations attributable to the Partnership (net of income attributable to the Partnership’s preferred unitholders and participating securities)	$(0.47)	$(0.96)
Income from discontinued operations attributable to the Partnership	0.16	0.16

Net loss attributable to the Partnership’s common unitholders	$(0.31)	$(0.80)

The following table presents a reconciliation of the December 31, 2008 and June 30, 2009 carrying amounts for redeemable preferred units, consolidated partners’ capital and the related amounts of partners’ capital attributable to the Partnership and noncontrolling interests:

	Temporary capital	Partners’ Capital
			Noncontrolling
		Partners’ capital	interests in
	Redeemable	attributable to the	consolidated real	Total partners’
	preferred units	Partnership	estate partnerships	capital
Balance, December 31, 2008	$88,148	$1,428,780	$364,720	$1,793,500
Contributions	—	—	3,035	3,035
Distributions	(3,412)	(39,147)	(57,458)	(96,605)
Repurchases of units	(1,016)	(4,248)	—	(4,248)
Reclassification of redeemable preferred capital to temporary capital (Note 4)	30,000	(30,000)	—	(30,000)
Stock based compensation cost	—	7,153	—	7,153
Other	751	530	(3,369)	(2,839)
Effect of changes in ownership	—	307	(307)	—
Change in accumulated other comprehensive loss	—	1,775	389	2,164
Net income (loss)	2,815	(48,018)	5,410	(42,608)

Balance, June 30, 2009	$117,286	$1,317,132	$312,420	$1,629,552

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
Business Combinations
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

We elected to apply the third method and accordingly have retroactively adjusted our results of operations for the year ended December 31, 2008, by $3.5 million, which also resulted in a corresponding reduction to our December 31, 2008 partners’ capital balance. Approximately $0.1 million and $0.2 million of such acquisition costs were incurred during the three and six months ended June 30, 2008, respectively, and are reflected in investment management expenses in our accompanying condensed consolidated statements of income for those periods. These retroactive adjustments had no net effect on earnings per unit amounts for the three and six months ended June 30, 2008.

Participating Securities
We adopted the provisions of FASB FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or the FSP, effective January 1, 2009. The FSP clarifies that unvested share-based payment awards that participate in dividends similar to shares of common stock or common partnership units should be treated as participating securities. The FSP affects the computation of basic and diluted earnings per share for unvested restricted stock awards and shares purchased pursuant to officer stock loans, which serve as collateral for such loans, both of which entitle the holders to dividends. Refer to Note 6, which details our calculation of earnings per unit and the effect of participating securities on earnings per unit. We do not expect the FSP to have a material effect on future earnings per unit amounts.
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
At June 30, 2009 and December 31, 2008, we had interest rate swaps with an aggregate notional amount of $52.3 million, and recorded fair values of $0.8 million and $2.6 million, respectively, reflected in other assets and accrued liabilities and other in our condensed consolidated balance sheets. At June 30, 2009, these interest rate swaps had a weighted average term of 11.6 years. In accordance with FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, we have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive income within partners’ capital to the extent of their effectiveness. For the six months ended June 30, 2009 and 2008, we recognized changes in fair value of $1.7 million and $0.1 million, respectively, of which $2.2 million and $0.1 million resulted in an adjustment to consolidated partners’ capital. We recognized $0.4 million of ineffectiveness as an adjustment of interest expense during the six months ended June 30, 2009 and we recognized no ineffectiveness during the six months ended June 30, 2008. Our consolidated comprehensive loss for the three and six months ended June 30, 2009, totaled $5.8 million and $38.0 million, respectively, and consolidated comprehensive income for the three and six months ended June 30, 2008, totaled $343.6 million and $319.4 million, respectively, before the effects of noncontrolling interests. If the forward rates at June 30, 2009 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.4 million of the unrealized losses in accumulated other comprehensive income.
From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide a financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a risk spread. These swaps generally have an interest in the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice, and the swaps generally have a term of less than five years. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us or to us for such difference. Accordingly, we believe fluctuations in the fair value of the borrowings from the inception of the hedging relationship generally will be offset by a corresponding fluctuation in the fair value of the total rate of return swaps.
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
As of June 30, 2009 and December 31, 2008, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $418.9 million and $421.7 million, respectively. At June 30, 2009, the weighted average fixed receive rate under the total return swaps was 6.8% and the weighted average variable pay rate was 1.1%, based on the applicable SIFMA and 30-day LIBOR rates effective as of that date. Information related to the fair value of these instruments at June 30, 2009 and December 31, 2008, is discussed further below.

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
The table below presents (in thousands) the amounts at December 31, 2008 and June 30, 2009 (and the changes in fair value between such dates) for significant items measured in our consolidated balance sheets at fair value, as defined in SFAS 157. Certain of these fair value measurements are based on significant unobservable inputs classified within Level 3 of the SFAS 157 valuation hierarchy. When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, such fair value measurements typically include, in addition to the unobservable or Level 3 inputs, observable inputs that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

			Unrealized
		Unrealized	gains (losses)
	Fair value at	gains (losses)	included in
	December 31,	included in	partners’	Fair value at
	2008	earnings (1)(2)	capital	June 30, 2009
Level 2:
Interest rate swaps (3)	$(2,557)	$(440)	$2,164	$(833)

Level 3:
Total rate of return swaps (4)	(29,495)	(85)	—	(29,580)
Changes in fair value of debt instruments subject to total rate of return swaps (5)	29,495	85	—	29,580

Total	$(2,557)	$(440)	$2,164	$(833)

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)	Included in interest expense in the accompanying condensed consolidated statements of income.

(3)
The fair value of interest rate swaps is estimated using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.

(4)
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

In addition to the amounts in the table above, during the three and six months ended June 30, 2009, we recognized $19.7 million and $16.9 million, respectively, of net provisions for operating real estate impairment losses (including amounts in discontinued operations) to reduce the carrying amounts of certain real estate properties to their estimated fair value (or fair value less estimated costs to sell). We estimate the fair value of real estate using income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy.

We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying value at June 30, 2009 and December 31, 2008, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Because of the significance of unobservable inputs to these fair value measurements, we classify them within Level 3 of the fair value hierarchy. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $151.1 million and $161.6 million at June 30, 2009 and December 31, 2008, respectively, as compared to their carrying amounts of $155.9 million and $162.5 million. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.6 billion and $6.7 billion at June 30, 2009 and December 31, 2008, respectively, as compared to aggregate carrying amounts of $6.6 billion and $6.8 billion. The fair values of our derivative instruments at June 30, 2009 and December 31, 2008 are included in the table presented above.
Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. Approximately $86.3 million of our notes receivable at June 30, 2009, are collateralized by properties in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversification of the properties that collateralize the notes.
At June 30, 2009, we had total rate of return swap positions with two financial institutions totaling $419.3 million. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event this counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Income Taxes
In March 2008, we were notified by the Internal Revenue Service, or the IRS, that it intended to examine our 2006 Federal tax return. During June 2008, the IRS issued AIMCO-GP, Inc., our general partner and tax matters partner, a summary report including the IRS’s proposed adjustments to our 2006 Federal tax return. In addition, in May 2009, we were notified by the IRS that it intended to examine our 2007 Federal tax return. A summary report related to the 2007 examination has not yet been issued. We do not expect the 2006 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.

NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At June 30, 2009 and December 31, 2008, we had nine and 38 properties, with an aggregate of 2,381 and 8,978 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Real estate, net	$98,029	$385,394
Other assets	2,700	6,490

Assets held for sale	$100,729	$391,884

Property debt	$71,709	$237,903
Other liabilities	861	7,429

Liabilities related to assets held for sale	$72,570	$245,332

During the six months ended June 30, 2009, we sold 29 properties with an aggregate of 6,597 units and during the year ended December 31, 2008, we sold 151 consolidated properties with an aggregate of 37,202 units. For the three and six months ended June 30, 2009 and 2008, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold or classified as held for sale as of June 30, 2009.
The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to the Partnership and to noncontrolling interests for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rental and other property revenues	$13,721	$103,429	$31,496	$211,288
Property operating expenses	(8,020)	(52,543)	(19,314)	(105,803)
Depreciation and amortization	(3,776)	(20,853)	(8,654)	(50,266)
Real estate impairment losses	(14,760)	(6,536)	(11,396)	(6,536)
Other expenses, net	(2,533)	(2,009)	(3,945)	(2,742)

Operating (loss) income	(15,368)	21,488	(11,813)	45,941
Interest income	7	185	66	782
Interest expense	(1,773)	(17,765)	(5,524)	(37,558)

(Loss) income before gain on dispositions of real estate and income tax	(17,134)	3,908	(17,271)	9,165

Gain on dispositions of real estate	58,615	375,623	63,165	380,387
Income tax expense	(1,338)	(15,892)	(1,157)	(15,584)

Income from discontinued operations, net	$40,143	$363,639	$44,737	$373,968

Income from discontinued operations attributable to:
Noncontrolling interests in consolidated real estate partnerships	$(21,007)	$(53,802)	$(25,121)	$(58,173)

The Partnership	$19,136	$309,837	$19,616	$315,795

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the property being sold. Such prepayment penalties totaled $11.6 million and $11.7 million for the three and six months ended June 30, 2009, respectively, and $23.8 million and $25.1 million for the three and six months ended June 30, 2008, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold during the three and six months ended June 30, 2009, we included $3.0 million of goodwill related to our real estate segment in the carrying amounts of the properties in determining the gain or loss on such disposals. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties disposed of and the retained portions of the reporting units to which the goodwill was allocated. During 2008, we did not allocate any goodwill to disposals as real estate properties were not considered businesses under then applicable GAAP.

Gain on Dispositions of Unconsolidated Real Estate and Other
During the three months ended June 30, 2009, we recognized approximately $3.2 million of gains on the disposition of an interest in an unconsolidated real estate partnership and approximately $0.6 million of gains related to properties sold by unconsolidated real estate partnerships.
During the six months ended June 30, 2009, we recognized approximately $11.8 million of gains on the disposition of interests in unconsolidated real estate partnerships, of which $8.6 million relates to our receipt in 2009 of additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership. We additionally recognized approximately $2.8 million of gains related to properties sold by unconsolidated real estate partnerships and the disposal of undeveloped land parcels during the six months ended June 30, 2009.
NOTE 4 — Other Significant Transactions
Restructuring Costs
In connection with 2008 property sales and an expected reduction in redevelopment and transactional activities, during the three months ended December 31, 2008, we initiated an organizational restructuring program that included reductions in workforce and related costs, reductions in leased corporate facilities and abandonment of certain redevelopment projects and business pursuits. This restructuring effort resulted in a restructuring charge of $22.8 million, which consisted of: severance costs of $12.9 million; unrecoverable lease obligations of $6.4 million related to space that we will no longer use; and the write-off of deferred transaction costs totaling $3.5 million associated with certain acquisitions and redevelopment opportunities that we will no longer pursue. We completed the workforce reductions by March 31, 2009. In connection with the completion of the workforce reductions, we reversed approximately $1.7 million of excess severance costs. During the six months ended June 30, 2009, we abandoned additional leased corporate facilities and redevelopment projects, which resulted in an additional restructuring charge of approximately $1.7 million. As of June 30, 2009, the only remaining accrual associated with the restructuring activity is a $6.1 million estimate for unrecoverable lease obligations, which will be paid over the remaining terms of the affected leases.
The net effect of the severance related reversal and the additional 2009 abandonments had an insignificant effect on earnings for the six months ended June 30, 2009, and is included in other expense, net in our consolidated statement of income. The amounts related to our restructuring charges have not been allocated to our reportable segments based on the methods used to evaluate segment performance.
Amended Credit Facility
On May 1, 2009, we entered into a Sixth Amendment to our Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. The Sixth Amendment provides for a reduction in the aggregate amount of commitments and loans under the Credit Agreement from $985.0 million, comprised of a $350.0 million term loan and $635.0 million of revolving loan commitments to $530.0 million, comprised of a $350.0 million term loan and $180.0 million of revolving loan commitments. Pursuant to the Sixth Amendment, our revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments, and repayment of the entire $350.0 million term loan by February 1, 2011.
Partial Repurchase of Series A Community Reinvestment Act Perpetual Preferred Stock
In June 2009, Aimco entered into an agreement to repurchase $36.0 million in liquidation preference of its Series A Community Reinvestment Act Preferred Stock, or CRA Preferred Stock, at a 30% discount to the redemption value. Pursuant to this agreement, the holder of the CRA Preferred Stock may require Aimco to repurchase 12 shares, or $6.0 million in liquidation preference, of its CRA Preferred Stock for $4.2 million on June 30, 2009, and an additional 60 shares, or $30.0 million in liquidation preference, of its CRA Preferred Stock over the next three years, for $21.0 million. If required, these additional repurchases will be for up to $10.0 million in liquidation preference in May 2010, 2011 and 2012. Upon any repurchases required of Aimco under this agreement, we will repurchase from Aimco an equivalent number of our Series A Community Reinvestment Act Perpetual Partnership Preferred Units, or CRA Preferred Units.

In June 2009, Aimco was required to complete the first repurchase under this agreement. Concurrent with this redemption we repurchased from Aimco an equivalent number of our CRA Preferred Units. In accordance with Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, or EITF Topic D-42, the $1.8 million excess of the carrying value over the repurchase price, offset by $0.2 million of issuance costs previously recorded as a reduction of partners’ capital, is reflected as a reduction of net income attributable to preferred unitholders for purposes of calculating earnings per unit for the three and six months ended June 30, 2009.
Based on the holder’s ability to require Aimco to repurchase an additional 60 shares of CRA Preferred Stock pursuant to this agreement and our obligation to purchase from Aimco a corresponding number of our CRA Preferred Units, at June 30, 2009, we reclassified into temporary capital $30.0 million in liquidation preference of CRA Preferred Units, or the maximum redemption value of such perpetual preferred units.
Common Stock Repurchases
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. During the six months ended June 30, 2009, Aimco did not repurchase any shares of its Class A Common Stock. During the six months ended June 30, 2008, Aimco repurchased 12,655,582 shares of its Class A Common Stock for cash totaling $323.5 million. Concurrently, we repurchased from Aimco a corresponding number of common OP Units. We also paid cash totaling $28.7 million in January 2008 to settle Aimco’s repurchases of its Class A Common Stock in December 2007. As of June 30, 2009, Aimco was authorized to repurchase approximately 19.3 million additional shares. In the event of any repurchases of shares of Aimco Class A Common Stock by Aimco, it is expected that we would repurchase an equal number of common OP Units owned by Aimco.
Information Technology Hardware/Software Write-off
During the six months ended June 30, 2008, we reassessed our approach to communication technology needs at our properties, which resulted in the discontinuation of an infrastructure project and a $4.8 million write-off of related hardware and capitalized internal and consulting costs included in other assets. The write-off, which is net of estimated sales proceeds, is included in other expense, net. During the six months ended June 30, 2008, we additionally recorded a $1.0 million write off of certain software and hardware assets that are no longer consistent with our information technology strategy. This write-off is included in depreciation and amortization.
NOTE 5 —Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $19.5 million related to construction projects, most of which we expect to incur during the remainder of 2009. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $5.3 million in second mortgage loans on certain properties in West Harlem in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt totaling approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the related loan agreement.
We have a $30.0 million obligation under a sale-leaseback arrangement which we account for as a financing in our consolidated balance sheets. Under the terms of the sale-leaseback arrangement, the other party to this arrangement has the right to require us to purchase its interests in the partnership that owns the properties under lease, thus effectively requiring us to repay the obligation. Such put option expires on December 3, 2011.
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
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in FASB Interpretation No. 47, Conditional Asset Retirement Obligations. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2009, are immaterial to our consolidated financial condition, results of operations and cash flows.
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

NOTE 6 — Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, common OP unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and High Performance Units, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(47,564)	$(20,488)	$(84,530)	$(54,283)
Loss (income) from continuing operations attributable to noncontrolling interests	9,315	(4,858)	19,711	(3,801)
Income attributable to the Partnership’s preferred unitholders	(13,223)	(15,595)	(27,458)	(31,585)
Income attributable to participating securities	—	(3,225)	—	(2,522)

Numerator for basic and diluted earnings per unit:
Loss from continuing operations attributable to the Partnership (net of income attributable to preferred unitholders and participating securities)	$(51,472)	$(44,166)	$(92,277)	$(92,191)

Income from discontinued operations	$40,143	$363,639	$44,737	$373,968
Income from discontinued operations attributable to noncontrolling interests	(21,007)	(53,802)	(25,121)	(58,173)

Income from discontinued operations attributable to the Partnership	$19,136	$309,837	$19,616	$315,795

Net (loss) income	$(7,421)	$343,151	$(39,793)	$319,685
Income attributable to noncontrolling interests	(11,692)	(58,660)	(5,410)	(61,974)
Income attributable to the Partnership’s preferred unitholders	(13,223)	(15,595)	(27,458)	(31,585)
Income attributable to participating securities	—	(3,225)	—	(2,522)

Numerator for basic and diluted earnings per unit:
Net (loss) income attributable to the Partnership’s common unitholders	$(32,336)	$265,671	$(72,661)	$223,604

Denominator:
Denominator for basic and diluted earnings per unit — weighted average number of common units outstanding	124,333	133,043	124,416	135,337
Effect of dilutive securities:
Dilutive potential common units	—	—	—	—

Denominator for diluted earnings per unit	124,333	133,043	124,416	135,337

Earnings (loss) per common unit:
Basic and diluted earnings (loss) per common unit:
Loss from continuing operations attributable to the Partnership (net of income attributable to preferred unitholders)	$(0.41)	$(0.33)	$(0.74)	$(0.68)
Income from discontinued operations attributable to the Partnership	0.15	2.33	0.16	2.33

Net (loss) income attributable to the Partnership’s common unitholders	$(0.26)	$2.00	$(0.58)	$1.65

As of June 30, 2009 and 2008, the common share equivalents that could potentially dilute basic earnings per unit in future periods totaled 10.9 million and 10.6 million, respectively. These securities, representing stock options to purchase shares of Aimco Class A Common Stock, have been excluded from the earnings per unit computations for the three and six months ended June 30, 2009 and 2008, because their effect would have been anti-dilutive. Participating securities, representing unvested shares of Aimco restricted stock and Aimco shares purchased pursuant to officer loans, receive dividends similar to shares of Aimco Class A Common Stock and common OP Units and totaled 0.8 million and 1.3 million at June 30, 2009 and 2008, respectively. The effect of participating securities is reflected in basic and diluted earnings per unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

Various classes of redeemable preferred OP Units are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at our option, shares of Aimco’s Class A Common Stock, and are paid distributions varying from 5.9% to 9.6% per annum per unit, or equal to the dividends paid on Aimco’s Class A Common Stock based on the conversion terms. As of June 30, 2009, a total of 3.2 million preferred OP Units were outstanding with redemption values of $86.4 million and were redeemable for approximately 9.8 million shares of Aimco’s Class A Common Stock or cash at our option.
NOTE 7 — Recent Accounting Developments
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation. SFAS 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. SFAS 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. We have not yet determined the effect that SFAS 167 will have on our consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon the effective date of SFAS 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. We do not anticipate that SFAS 168 will have a significant effect on our financial statements.
NOTE 8 — Business Segments
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. Our chief operating decision maker, as defined by SFAS 131, uses various generally accepted industry financial measures to assess the performance of the business, including: Net Asset Value, or NAV, which is the estimated fair value of our assets, net of debt; Funds From Operations, or FFO; Adjusted Funds From Operations, or AFFO, which is FFO less spending for Capital Replacements; same store property operating results; net operating income; net operating income less spending for capital replacements, or Free Cash Flow; changes in NAV plus cash dividends, or Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
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
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the three and six months ended June 30, 2009 and 2008 (in thousands):

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Three Months Ended June 30, 2009:
Rental and other property revenues	$320,852	$—	$—	$320,852
Property management revenues, primarily from affiliates	1,340	—	—	1,340
Asset management and tax credit revenues	—	13,091	(485)	12,606

Total revenues	322,192	13,091	(485)	334,798

Property operating expenses	142,914	—	—	142,914
Property management expenses	472	—	—	472
Investment management expenses	—	4,716	—	4,716
Depreciation and amortization (1)	—	—	122,198	122,198
Provision for operating real estate impairment losses (1)	—	—	4,988	4,988
General and administrative expenses	—	—	17,849	17,849
Other expenses, net	—	—	4,398	4,398

Total operating expenses	143,386	4,716	149,433	297,535

Net operating income (loss)	178,806	8,375	(149,918)	37,263
Other items included in continuing operations (2)	—	1,750	(86,577)	(84,827)

Income (loss) from continuing operations	$178,806	$10,125	$(236,495)	$(47,564)

		Investment	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total
Three Months Ended June 30, 2008:
Rental and other property revenues	$316,970	$—	$—	$316,970
Property management revenues, primarily from affiliates	1,415	—	—	1,415
Asset management and tax credit revenues	—	38,175	—	38,175

Total revenues	318,385	38,175	—	356,560

Property operating expenses	141,213	—	—	141,213
Property management expenses	1,254	—	—	1,254
Investment management expenses	—	5,807	—	5,807
Depreciation and amortization (1)	—	—	105,642	105,642
General and administrative expenses	—	—	27,004	27,004
Other expenses, net	—	—	10,933	10,933

Total operating expenses	142,467	5,807	143,579	291,853

Net operating income (loss)	175,918	32,368	(143,579)	64,707
Other items included in continuing operations (2)	—	(3,278)	(81,917)	(85,195)

Income (loss) from continuing operations	$175,918	$29,090	$(225,496)	$(20,488)

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Six Months Ended June 30, 2009:
Rental and other property revenues	$643,010	$—	$—	$643,010
Property management revenues, primarily from affiliates	2,983	—	—	2,983
Asset management and tax credit revenues	—	23,029	(885)	22,144

Total revenues	645,993	23,029	(885)	668,137

Property operating expenses	292,108	—	—	292,108
Property management expenses	1,905	—	—	1,905
Investment management expenses	—	8,506	—	8,506
Depreciation and amortization (1)	—	—	240,914	240,914
Provision for operating real estate impairment losses (1)	—	—	5,498	5,498
General and administrative expenses	—	—	37,922	37,922
Other expenses, net	—	—	6,463	6,463

Total operating expenses	294,013	8,506	290,797	593,316

Net operating income (loss)	351,980	14,523	(291,682)	74,821
Other items included in continuing operations (2)	—	2,546	(161,897)	(159,351)

Income (loss) from continuing operations	$351,980	$17,069	$(453,579)	$(84,530)

		Investment	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total
Six Months Ended June 30, 2008:
Rental and other property revenues	$633,727	$—	$—	$633,727
Property management revenues, primarily from affiliates	3,519	—	—	3,519
Asset management and tax credit revenues	—	51,027	—	51,027

Total revenues	637,246	51,027	—	688,273

Property operating expenses	294,945	—	—	294,945
Property management expenses	2,589	—	—	2,589
Investment management expenses	—	10,194	—	10,194
Depreciation and amortization (1)	—	—	204,659	204,659
General and administrative expenses	—	—	48,370	48,370
Other expenses, net	—	—	18,117	18,117

Total operating expenses	297,534	10,194	271,146	578,874

Net operating income (loss)	339,712	40,833	(271,146)	109,399
Other items included in continuing operations (2)	—	(2,486)	(161,196)	(163,682)

Income (loss) from continuing operations	$339,712	$38,347	$(432,342)	$(54,283)

(1)
Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization and provision for operating real estate impairment losses. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(2)
Other items in continuing operations for the investment management segment include accretion income recognized on discounted notes receivable, other income items and income taxes associated with transactional activities. Other items in continuing operations not allocated to segments include: (i) interest income and expense; (ii) provision for losses on notes receivable; (iii) equity in losses of unconsolidated real estate partnerships; and (iv) gain (loss) on dispositions of unconsolidated real estate and other.

The assets of our reportable segments are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Total assets for reportable segments(1)	$8,561,884	$9,041,095
Corporate and other assets	294,795	388,622

Total consolidated assets	$8,856,679	$9,429,717

(1)	Total assets for reportable segments substantially relate to the real estate segment.

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
Executive Overview
We are a limited partnership engaged in the acquisition, ownership, management and redevelopment of apartment properties. We are the operating partnership for Aimco, which is a self-administered and self-managed real estate investment trust, or REIT. Our property operations are characterized by diversification of product, location and price point. As of June 30, 2009, we owned or managed 950 apartment properties containing 154,511 units located in 44 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
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
During 2009, we are focused on serving customers effectively and efficiently; owning a continually improving portfolio diversified by geography and by activity; reducing leverage and financial risk; and simplifying the business model.

During the three and six months ended June 30, 2009 and 2008, as compared to the three and six months ended June 30, 2008, property operating income increased by 1.6% and 3.6%, respectively. Declines in conventional same store property operating income of 3.9% and 2.2% for the three and six months ended June 30, 2009, were more than offset by increases in property operating income related to our conventional redevelopment properties and affordable properties. In addition to focusing on property operating expense control, we have also been successful at reducing corporate general and administrative expenses. During the three and six months ended June 30, 2009, general and administrative expenses have been reduced by 34% and 22%, respectively, from the 2008 comparative periods.
Due to turmoil in capital markets, Aimco has focused on reducing refunding risk by accelerating refinancing of property loans maturing prior to 2012. At the beginning of the second quarter 2009, property debt maturing during 2009 through 2011 was $621.5 million. During the second quarter, through refinancing, repayment and property sales, Aimco reduced these maturities by $312.5 million. As of June 30, 2009, the balance of property debt maturing through 2011 totaled $309.0 million and was related to 20 loans. Of these loans, refunding risk is expected to be eliminated by the end of the third quarter 2009 with respect to all but five loans. The five remaining property loans total $234.5 million and are expected to be refinanced at maturity in 2011.
Our portfolio management strategy includes property dispositions and acquisitions aimed at concentrating our portfolio in our target markets, which are the largest 20 U.S. markets as measured by the total market value of institutional-grade apartment properties in a particular market (total market capitalization). We continue to increase our allocation of capital to well located properties within our target markets and are currently marketing for sale approximately $2.0 billion of conventional and affordable assets located primarily outside these target markets. During the six months ended June 30, 2009, we sold 30 properties (including one unconsolidated property), primarily outside these target markets, for gross proceeds of $374.4 million; proceeds net of transaction related costs and debt repayments were $125.2 million.
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
Results of Operations
Overview
Three and six months ended June 30, 2009 compared to June 30, 2008
We reported net loss attributable to the Partnership of $19.1 million and net loss attributable to the Partnership’s common unitholders of $32.3 million for the three months ended June 30, 2009, compared to net income attributable to the Partnership of $284.5 million and net income attributable to the Partnership’s common unitholders of $265.7 million for the three months ended June 30, 2008, decreases of $303.6 million and $298.0 million, respectively.
For the six months ended June 30, 2009, we reported net loss attributable to the Partnership of $45.2 million and net loss attributable to the Partnership’s common unitholders of $72.7 million, compared to net income attributable to the Partnership of $257.7 million and net income attributable to the Partnership’s common unitholders of $223.6 million for the six months ended June 30, 2008, decreases of $302.9 million and $296.3 million, respectively.
These decreases were principally due to the following items, all of which are discussed in further detail below:
•
a decrease in income from discontinued operations, primarily related to the volume of sales in 2008 and the related number of properties included in discontinued operations in 2008 as compared to 2009;

•
a decrease in asset management and tax credit revenues, primarily due to a reduction in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures; and

•	an increase in depreciation and amortization expense, primarily related to completed redevelopments and capital expenditures.

The effects of these items on our operating results were partially offset by:
•	a decrease in earnings allocable to noncontrolling interests, primarily due to a decrease in gains on sales in 2009 as compared to 2008;

•	a decrease in general and administrative expenses, primarily related to reductions in personnel and related expenses from our organizational restructuring initiated during the fourth quarter 2008; and

•	an increase in net operating income associated with property operations, primarily related to affordable properties and completed redevelopments.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Business Segment Operating Results
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and investment management (portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities). Our chief operating decision maker, as defined in FASB Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: NAV; FFO; AFFO; same store property operating results; net operating income; Free Cash Flow; Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
Real Estate Segment
Our real estate segment involves the ownership and operation of properties that generate rental and other property-related income through the leasing of apartment units. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.
The following table summarizes our real estate segment’s net operating income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Real estate segment revenues:
Rental and other property revenues	$320,852	$316,970	$643,010	$633,727
Property management revenues, primarily from affiliates	1,340	1,415	2,983	3,519

	322,192	318,385	645,993	637,246
Real estate segment expenses:
Property operating expenses	142,914	141,213	292,108	294,945
Property management expenses	472	1,254	1,905	2,589

	143,386	142,467	294,013	297,534

Real estate segment net operating income	$178,806	$175,918	$351,980	$339,712

For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, real estate segment net operating income increased $2.9 million, or 1.6%. This increase was due to an increase in real estate segment revenues of $3.8 million, or 1.2%, offset by an increase in real estate segment expenses of $0.9 million, or 0.6%.
The increase in revenues from our real estate segment during the three months ended June 30, 2009, was primarily attributed to our conventional redevelopment and affordable properties. Revenues related to our conventional redevelopment properties increased by $4.4 million based on more units in service at these properties in 2009, and revenue related to our affordable properties increased $3.6 million, primarily due to higher average physical occupancy and rents during 2009. Revenues related to properties acquired subsequent to June 30, 2008 also resulted in a $1.3 million increase in revenues during 2009. These increases were partially offset by a $5.4 million, or 2.6%, decrease in revenues from our conventional same store properties, due to a decrease of 2.1% in average physical occupancy and lower average rent ($13 per unit).

Real estate segment expenses increased by approximately $0.9 million, or 0.6%, in the three months ended June 30, 2009. Casualty losses increased by $2.0 million during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to an increase in losses incurred by our consolidated properties. Expenses related to our conventional redevelopment properties increased by $0.9 million due to more units in service at these properties in 2009. These increases were partially offset by a $1.1 million decrease in property management expenses related to consolidated properties and a $0.8 million decrease in property management expense related to our unconsolidated properties, both due primarily to reductions in personnel and related costs resulting from our organization restructuring (see Note 4 in our condensed consolidated financial statements in Item 1), and a $0.3 million decrease in expenses related to our conventional same store properties.
For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, real estate segment net operating income increased $12.3 million, or 3.6%. This increase was due to an increase in real estate segment revenues of $8.8 million, or 1.4%, and a decrease in real estate segment expenses of $3.5 million, or 1.2%.
The increase in revenues from our real estate segment during the six months ended June 30, 2009, was primarily attributed to our conventional redevelopment and affordable properties. Revenues related to our conventional redevelopment properties increased by $9.2 million based on more units in service at these properties in 2009, and revenue related to our affordable properties increased $5.8 million, primarily due to higher average physical occupancy and rents during 2009. Revenues related to properties acquired subsequent to June 30, 2008 also resulted in a $2.4 million increase in revenues during 2009. These increases were partially offset by a $7.2 million, or 1.7%, decrease in revenues from our conventional same store properties, due to a decrease of 1.6% in average physical occupancy and lower average rent ($6 per unit).
Real estate segment expenses decreased by approximately $3.5 million, or 1.2%, in the six months ended June 30, 2009. Expenses related to our property management activities, related to consolidated and unconsolidated properties, decreased by $2.9 million, due primarily to reductions in personnel and related costs resulting from our organization restructuring (see Note 4 in our condensed consolidated financial statements in Item 1). Casualty losses decreased by $1.8 million during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to a decrease in losses incurred by our consolidated properties during these periods. Expenses related to our conventional same store properties also decreased by $1.7 million, primarily due to decreases in marketing expense, contract services and leasing commissions, partially offset by an increase in property insurance. These decreases were partially offset by a $2.2 million increase in expenses related to our conventional redevelopment properties due to more units in service at these properties in 2009, and increases of $0.5 million and $0.4 million related to properties acquired subsequent to June 30, 2008 and affordable properties, respectively.
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
Transactions occur on varying timetables; thus, the income varies from period to period. We have affiliated real estate partnerships for which we have identified a pipeline of transactional opportunities. As a result, we view asset management fees as a predictable part of our core business strategy. Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or a high level of the probability of occurrence of a transaction within 12 months, or improvement in operations that generates sufficient cash to pay the fees.

The following table summarizes the net operating income from our investment management segment for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Asset management and tax credit revenues	$13,091	$38,175	$23,029	$51,027
Investment management expenses	4,716	5,807	8,506	10,194

Investment segment net operating income (1)	$8,375	$32,368	$14,523	$40,833

(1)
Excludes certain items of income and expense, which are included in our consolidated statements of income in: other expenses, net; interest income; interest expense; gain on dispositions of unconsolidated real estate and other; income tax benefit; income from discontinued operations, and noncontrolling interests in consolidated real estate partnerships.

For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, net operating income from investment management decreased $24.0 million. This decrease is primarily attributable to a $25.9 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, partially offset by a $1.1 million decrease in investment management expenses.
For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, net operating income from investment management decreased $26.3 million. This decrease is primarily attributable to a $30.1 million decrease in promote income, partially offset by a $0.8 million increase in revenues associated with our affordable housing tax credit syndication business, including syndication fees and other revenue earned in connection with these arrangements, and a $1.7 million decrease in investment management expenses.
Other Operating Expenses (Income)
Depreciation and Amortization
For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, depreciation and amortization increased $16.6 million, or 15.7%. This increase primarily relates to depreciation for properties acquired subsequent to June 30, 2008, completed redevelopments and other capital projects recently placed in service.
For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, depreciation and amortization increased $36.3 million, or 17.7%. This increase primarily relates to depreciation for properties acquired subsequent to June 30, 2008, completed redevelopments and other capital projects recently placed in service.
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
During the three and six months ended June 30, 2009, we recognized impairment losses of $5.0 million and $5.5 million respectively, related to properties classified as held for use as of June 30, 2009. We recognized no such impairment losses during the three and six months ended June 30, 2008.
General and Administrative Expenses
For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, general and administrative expenses decreased $9.2 million, or 33.9%. This decrease is primarily attributable to reductions in personnel and related expenses associated with our organizational restructuring initiated during the fourth quarter 2008 (see Note 4 of the condensed consolidated financial statements in Item 1 for additional information) and reduced incentive compensation costs.

For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, general and administrative expenses decreased $10.4 million, or 21.6%. This decrease is primarily attributable to reductions in personnel and related expenses.
For the year ending December 31, 2009, we estimate the reductions in personnel and related expenses associated with our organizational restructuring will reduce our consolidated general and administrative expenses by approximately $20.0 million to $30.0 million as compared to the year ended December 31, 2008.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, other expenses, net decreased by $6.5 million. The decrease is primarily attributable to a $4.8 million write-off of certain communications hardware and capitalized costs (see Note 4 to the condensed consolidated financial statements in Item 1) in 2008, and a net reduction of $3.5 million in costs related to certain litigation matters.
For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, other expenses, net decreased by $11.7 million. The decrease is primarily attributable to a $4.8 million write-off of certain communications hardware and capitalized costs (see Note 4 to the condensed consolidated financial statements in Item 1) in 2008, a net reduction of $3.2 million in costs related to certain litigation matters, and a $4.5 million reduction in expenses of our self insurance activities, related to a decrease in casualty losses on less than wholly owned properties from 2008 to 2009.
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
For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, interest income increased $0.5 million. The increase is primarily attributable to a $4.1 million adjustment to accretion on certain discounted notes during the three months ended June 30, 2008, resulting from a change in the timing and amount of collection. This increase was partially offset by a $1.5 million decrease in accretion income related to a note receivable for which we ceased accretion following impairment of the note in 2008 and a decrease of $1.9 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances during 2009.
For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, interest income decreased $5.6 million. The decrease is primarily attributable to a decrease of $4.9 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances, and a $2.7 million decrease in accretion income related to a note receivable for which we ceased accretion following impairment of the note in 2008. These decreases were partially offset by a $2.3 million net adjustment to accretion on certain discounted notes during the six months ended June 30, 2008, resulting from a change in the timing and amount of collection.
Interest Expense
For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, interest expense, which includes the amortization of deferred financing costs, increased by $1.1 million, or 1.2%. Interest expense related to property loans payable increased by $2.9 million primarily due to increased pre-payment penalties resulting from increased refinancing activities and decreased capitalized interest resulting from reduced redevelopment activities in 2009. These increases were substantially offset by decreases in property related interest rates and by a $6.2 million reduction in corporate interest expense primarily due to lower average interest rates and balances.

For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, interest expense, which includes the amortization of deferred financing costs, increased by $1.5 million, or 0.8%. Interest expense related to property loans payable increased by $3.7 million, primarily due to increased pre-payment penalties resulting from increased refinancing activities and decreased capitalized interest resulting from reduced redevelopment activities in 2009. These increases were substantially offset by a decrease of $11.6 million in corporate interest expense primarily due to lower average interest rates and balances.
Equity in Losses of Unconsolidated Real Estate Partnerships
Equity in losses of unconsolidated real estate and other includes our share of net losses of our unconsolidated real estate partnerships and is primarily driven by depreciation expense in excess of the net operating income recognized by such partnerships.
For the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, equity in losses of unconsolidated real estate partnerships increased by $0.9 million and $1.9 million, respectively, primarily due to our sale in late 2008 of an interest in an unconsolidated real estate partnership that generated approximately $1.5 million and $2.5 million of equity in earnings during the three and six months ended June 30, 2008, respectively.
Gain on Dispositions of Unconsolidated Real Estate and Other
Gain on dispositions of unconsolidated real estate and other includes our share of gains related to dispositions of real estate by unconsolidated real estate partnerships, gains on disposition of interests in unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities. Changes in the level of gains recognized from period to period reflect the changing level of disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period.
For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, gain on dispositions of unconsolidated real estate and other increased $3.5 million. This increase is primarily attributable to a $3.2 million gain on the sale of an interest in an unconsolidated real estate partnership during the three months ended June 30, 2009.
For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, gain on dispositions of unconsolidated real estate and other increased $14.4 million. This increase is primarily attributable to $11.8 million of gains on the disposition of interests in unconsolidated real estate partnerships, $8.6 million of which relates to our receipt in 2009 of additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership. The increase in gains during 2009 is also attributable to $2.8 million of gains on properties sold by unconsolidated real estate partnerships and a gain on the sale of an undeveloped land parcel during the six months ended June 30, 2009.
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
For the three months ended June 30, 2009 and 2008, income from discontinued operations totaled $40.1 million and $363.6 million, respectively. The $323.5 million decrease in income from discontinued operations was principally due to a $304.5 million decrease in gain on dispositions of real estate, net of income taxes, primarily attributable to fewer properties sold in 2009 as compared to 2008, and a $36.9 million decrease in operating income (inclusive of an $8.2 million increase in real estate impairment losses), partially offset by a $16.0 million decrease in interest expense.
For the six months ended June 30, 2009 and 2008, income from discontinued operations totaled $44.7 million and $374.0 million, respectively. The $329.3 million decrease in income from discontinued operations was principally due to a $305.0 million decrease in gain on dispositions of real estate, net of income taxes, primarily attributable to fewer properties sold in 2009 as compared to 2008, and a $57.8 million decrease in operating income (inclusive of a $4.9 million increase in real estate impairment losses), partially offset by a $32.0 million decrease in interest expense.

During the three months ended June 30, 2009, we sold 19 consolidated properties for gross proceeds of $270.8 million and net proceeds of $107.2 million, resulting in a net gain on sale of approximately $54.0 million (which is net of $4.6 million of related income taxes). During the three months ended June 30, 2008, we sold 41 consolidated properties for gross proceeds of $921.5 million and net proceeds of $443.9 million, resulting in a gain on sale of approximately $358.5 million (which is net of $17.1 million of related income taxes).
During the six months ended June 30, 2009, we sold 29 consolidated properties for gross proceeds of $353.9 million and net proceeds of $121.8 million, resulting in a net gain on sale of approximately $58.3 million (which is net of $4.9 million of related income taxes). During the six months ended June 30, 2008, we sold 45 consolidated properties for gross proceeds of $957.5 million and net proceeds of $461.4 million, resulting in a gain on sale of approximately $363.3 million (which is net of $17.1 million of related income taxes).
For the three and six months ended June 30, 2009 and 2008, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of June 30, 2009.
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
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the non-Aimco partners’, or noncontrolling partners’, share of operating results of consolidated real estate partnerships. This generally includes the noncontrolling partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. As discussed in Note 2 to the condensed consolidated financial statements in Item 1, we adopted SFAS 160 effective January 1, 2009. Prior to our adoption of SFAS 160, we generally did not recognize a benefit for the noncontrolling interest partners’ share of partnership losses for partnerships that have deficit noncontrolling interest balances and we generally recognized a charge to our earnings for distributions paid to noncontrolling partners for partnerships that had deficit noncontrolling interest balances. Under SFAS 160, we are required to attribute losses to noncontrolling interests even if such attribution would result in a deficit noncontrolling interest balance and we are no longer required to recognize a charge to our earnings for distributions paid to noncontrolling partners for partnerships that have deficit noncontrolling interest balances.
For the three months ended June 30, 2009, compared to the three months ended June 30, 2008, net earnings attributed to noncontrolling interests in consolidated real estate partnerships decreased by $47.0 million. This decrease is primarily attributable to a reduction of $42.1 million in the noncontrolling interests in consolidated real estate partnerships’ share of gains on dispositions of real estate, due primarily to more sales in 2008 as compared to 2009. The decrease is also attributed to $3.2 million of losses allocated to noncontrolling interests in 2009 that we would not have allocated to the noncontrolling interest partners in 2008 because to do so would have resulted in deficits in their noncontrolling interest balances. These decreases are partially offset by $6.0 million in net recoveries of previously recognized deficit distributions in 2008 with no comparable amounts recognized in 2009. These net decreases in earnings attributed to noncontrolling interests are in addition to an increase in the noncontrolling interest partners’ share of operating losses of other consolidated real estate partnerships in 2009 as compared to 2008.
For the six months ended June 30, 2009, compared to the six months ended June 30, 2008, net earnings attributed to noncontrolling interests in consolidated real estate partnerships decreased by $56.6 million. This decrease is primarily attributable to a reduction of $41.0 million related to the noncontrolling interests in consolidated real estate partnerships’ share of gains on dispositions of real estate, due primarily to more sales in 2008 as compared to 2009. The decrease is also attributed to $10.9 million of losses allocated to noncontrolling interests in 2009 that we would not have allocated to the noncontrolling interest partners in 2008 because to do so would have resulted in deficits in their noncontrolling interest balances. These decreases are partially offset by $1.8 million in net recoveries of previously recognized deficit distributions in 2008 with no comparable amounts recognized in 2009. These net decreases in earnings attributed to noncontrolling interests are in addition to an increase in the noncontrolling interest partners’ share of operating losses of other consolidated real estate partnerships in 2009 as compared to 2008.

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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2009, we recorded impairment losses of $5.0 million and $5.5 million respectively, related to properties to be held and used. We recognized no such impairment losses during the three and six months ended June 30, 2008.
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
During the three months ended June 30, 2009 and 2008, we recorded provisions for losses on notes receivable of $1.5 million and less than $0.1 million, respectively. During the six months ended June 30, 2009 and 2008, we recorded provisions for losses on notes receivable of $1.7 million and $0.3 million respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended June 30, 2009 and 2008, for continuing and discontinued operations, we capitalized $2.0 million and $6.4 million of interest costs, respectively, and $11.3 million and $18.8 million of site payroll and indirect costs, respectively. For the six months ended June 30, 2009 and 2008, for continuing and discontinued operations, we capitalized $4.3 million and $14.0 million of interest costs, respectively, and $25.1 million and $38.7 million of site payroll and indirect costs, respectively.

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
For the three and six months ended June 30, 2009 and 2008, our FFO is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income attributable to the Partnership’s common unitholders (1)	$(32,336)	$265,671	$(72,661)	$223,604
Adjustments:
Depreciation and amortization	122,198	105,642	240,914	204,659
Depreciation and amortization related to non-real estate assets	(3,960)	(4,862)	(8,334)	(8,661)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities(2)	(10,995)	(2,331)	(22,760)	(10,690)
Gain on dispositions of unconsolidated real estate and other	(3,750)	(255)	(14,611)	(166)
Gain (loss) on dispositions of non-depreciable assets and other	2,453	1	3,135	(15)
Deficit distributions to noncontrolling partners (3)	—	850	—	4,741
Discontinued operations:
Gain on dispositions of real estate, net of noncontrolling partners’ interest (2)	(39,443)	(313,910)	(39,367)	(315,298)
Depreciation of rental property, net of noncontrolling partners’ interest (2)	3,444	18,459	7,677	44,739
Recovery of deficit distributions to noncontrolling partners (3)	—	(7,286)	—	(6,974)
Income tax expense arising from disposals	4,637	17,149	4,852	17,063
Preferred OP unit distributions	14,872	15,595	29,107	31,585
Preferred OP unit redemption related gains	(1,649)	—	(1,649)	—
Amounts allocable to participating securities	—	3,225	—	2,522

Funds From Operations	$55,471	$97,948	$126,303	$187,109
Preferred OP unit distributions	(14,872)	(15,595)	(29,107)	(31,585)
Preferred stock redemption related gains	1,649	—	1,649	—
Distributions on dilutive preferred securities	—	1,759	—	3,092
Amounts allocable to participating securities	(225)	(962)	(765)	(1,781)

Funds From Operations attributable to the Partnership’s common unitholders — diluted	$42,023	$83,150	$98,080	$156,835

Weighted average number of common units, common unit equivalents and dilutive preferred securities outstanding (4):
Common units and equivalents (5)	124,333	133,453	124,416	135,661
Dilutive preferred securities	—	3,280	—	2,977

Total	124,333	136,733	124,416	138,638

Notes:

(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP (see Note 6 to the condensed consolidated financial statements in Item 1).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

(3)
Prior to the adoption of SFAS 160 (See Note 2 to the condensed consolidated financial statements in Item 1), we recognized deficit distributions to noncontrolling partners as charges in our income statement when cash was distributed to a noncontrolling partner in a consolidated partnership in excess of the positive balance in such partner’s noncontrolling interest balance. We recorded these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to noncontrolling partners occurred when the fair value of the underlying real estate exceeded its depreciated net book value because the underlying real estate had appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to noncontrolling partners represented, in substance, either (a) our recognition of depreciation previously allocated to the noncontrolling partner or (b) a payment related to the noncontrolling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we added back deficit distributions and subtracted related recoveries in our reconciliation of net income to FFO. Subsequent to the adoption of SFAS 160, effective January 1, 2009, we may reduce the balance of noncontrolling interests below zero in such situations and we are no longer required to recognize such charges in our income statement.

(4)
Weighted average common units, common unit equivalents and dilutive preferred securities amounts for the periods presented have been retroactively adjusted for the effect of common OP Units issued to Aimco in connection with the special distributions paid during 2008 and in January 2009.

(5)	Represents the denominator for earnings per common unit — diluted, calculated in accordance with GAAP, plus common unit equivalents that are dilutive for FFO.
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
The current state of credit markets and related effect on the overall economy may have an adverse affect on our liquidity, both through increases in interest rates and credit risk spreads, and access to financing. As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred units and assets. Based on our net variable rate liabilities, preferred units and assets outstanding at June 30, 2009, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce our income attributable to the Partnership’s common unitholders by approximately $4.4 million on an annual basis. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For future refinancing activities, our liquidity and cost of funds may be affected by increases in base interest rates or higher credit risk spreads. If timely property financing options are not available for maturing debt, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
As further discussed in Note 2 to our condensed consolidated financial statements in Item 1, at June 30, 2009, we had total rate of return swap positions with two financial institutions with notional amounts totaling $419.3 million. We use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed rate tax-exempt bonds payable and fixed rate notes payable to variable interest rates indexed to the SIFMA rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a credit risk spread. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of June 30, 2009, we had total rate of return swaps with notional amounts totaling $26.3 million, $333.0 million and $60.0 million, and maturity dates in September 2009, May 2012 and October 2012, respectively.

The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows. At June 30, 2009, we had provided $12.3 million in cash collateral pursuant to the swap agreements to satisfy the loan-to-value ratio requirements. In the event the values of the real estate properties serving as collateral under these agreements decline, we have a non-recourse obligation to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows.
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
As of June 30, 2009, the amount available under our revolving credit facility was $135.3 million (after giving effect to $44.7 million outstanding for undrawn letters of credit issued under the revolving credit facility). Our total outstanding term loan of $350.0 million at June 30, 2009, matures in the first quarter 2011. Additionally, we have limited obligations to fund redevelopment commitments during the year ending December 31, 2009, and no development commitments.
At June 30, 2009, we had $112.1 million in cash and cash equivalents, a decrease of $187.6 million from December 31, 2008. At June 30, 2009, we had $257.4 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the six months ended June 30, 2009, our net cash provided by operating activities of $59.4 million was primarily related to payments of operating accounts payable and accrued liabilities, including amounts related to our organizational restructuring (see Note 4 to the condensed consolidated financial statements in Item 1), in excess of the operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties. Cash provided by operating activities decreased $190.8 million compared with the six months ended June 30, 2008, driven primarily by a $81.2 million decrease in operating income of our consolidated properties, including those classified in discontinued operations, which was attributable to property sales in 2009 and 2008, a $67.9 million increase in payments on operating accounts payable and accrued expenses, including payments related to our restructuring accrual, in 2009 as compared to 2008, and a $30.1 million decrease in promote income, which is generated by the disposition of properties by consolidated real estate partnerships.
Investing Activities
For the six months ended June 30, 2009, our net cash provided by investing activities of $149.7 million consisted primarily of proceeds from disposition of real estate, partially offset by capital expenditures.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the six months ended June 30, 2009, we sold 29 consolidated properties. These properties were sold for an aggregate sales price of $355.7 million and generated proceeds totaling $337.1 million, after the payment of transaction costs and debt prepayment penalties. The $337.1 million in proceeds is inclusive of promote income and debt assumed by buyers which are excluded from proceeds from disposition of real estate in the consolidated statement of cash flows. Sales proceeds were used primarily to repay property debt and for other corporate purposes.
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
CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CR and CI exclude capital expenditures for casualties and redevelopment. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. For the six months ended June 30, 2009, we spent a total of $33.8 million, $25.6 million, $6.3 million and $72.7 million on CR, CI, casualties and redevelopment, respectively.
The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the six months ended June 30, 2009, on a per unit and total dollar basis. Per unit numbers for CR and CI are based on approximately 98,868 average units for the year, including 82,759 conventional units and 16,109 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our condensed consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

		Per
	Our Share of	Effective
	Expenditures	Unit
Capital Replacements Detail:
Building and grounds	$14,814	$150
Turnover related	14,686	149
Capitalized site payroll and indirect costs	4,284	43

Our share of Capital Replacements	$33,784	$342

Capital Replacements:
Conventional	$31,010	$375
Affordable	2,774	$172

Our share of Capital Replacements	33,784	$342

Capital Improvements:
Conventional	23,114	$279
Affordable	2,514	$156

Our share of Capital Improvements	25,628	$259

Casualties:
Conventional	6,267
Affordable	60

Our share of casualties	6,327

Redevelopment:
Conventional projects	42,911
Tax credit projects (1)	29,781

Our share of redevelopment	72,692

Our share of capital expenditures	138,431

Plus noncontrolling partners’ share of consolidated spending	9,325
Less our share of unconsolidated spending	(419)

Total capital expenditures per condensed consolidated statement of cash flows	$147,337

(1)	Redevelopment spending on tax credit projects is substantially funded from tax credit investor contributions.

Included in the above spending for CI, casualties and redevelopment, was approximately $22.8 million of our share of capitalized site payroll and indirect costs related to these activities for the six months ended June 30, 2009.
Financing Activities
For the six months ended June 30, 2009, net cash used in financing activities of $396.7 million was primarily attributed to debt principal payments, distributions paid to common and preferred unitholders and distributions to noncontrolling interests. Proceeds from property loans partially offset the cash outflows.
Mortgage Debt
At June 30, 2009 and December 31, 2008, we had $6.1 billion and $6.3 billion, respectively, in consolidated mortgage debt outstanding, which included $71.7 million and $237.9 million, respectively, of mortgage debt classified within liabilities related to assets held for sale. During the six months ended June 30, 2009, we refinanced or closed mortgage loans on 34 properties generating $675.5 million of proceeds from borrowings with a weighted average interest rate of 5.79%. The net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $38.7 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
As of June 30, 2009, the balance of property debt maturing through 2011 totaled $309.0 million and was related to 20 loans. Of these loans, refunding risk is expected to be eliminated by the end of the third quarter 2009 with respect to all but five loans. The five remaining property loans total $234.5 million and are expected to be refinanced at maturity in 2011.
Fair Value Measurements
We enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide a financing product to lower our cost of borrowing. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, we designate total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense.
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
During the three and six months ended June 30, 2009, changes in the fair values of these financial instruments resulted in decreases of $0.9 million and $0.1 million, respectively, in the carrying amount of the hedged borrowings and equal increases in accrued liabilities and other for total rate of return swaps. At June 30, 2009, the cumulative recognized changes in the fair value of these financial instruments resulted in a $29.6 million reduction in the carrying amount of the hedged borrowings offset by an equal increase in accrued liabilities and other for total rate of return swaps. The cumulative changes in the fair values of the hedged borrowings and related swaps reflect the recent uncertainty in the credit markets which has decreased demand and increased pricing for similar debt instruments.

During the three and six months ended June 30, 2009, we received net cash receipts of $6.3 million and $9.0 million, respectively, under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity. As of June 30, 2009, we had provided $12.3 million of cash collateral to satisfy certain loan-to-value requirements under the total rate of return swap agreements, which negatively affected our liquidity. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our liquidity.
See Note 2 of the condensed consolidated financial statements in Item 1 for additional information on our total rate of return swaps and related borrowings.
Term Loan and Credit Facility
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
At June 30, 2009, the term loan had an outstanding principal balance of $350.0 million and a weighted average interest rate of 1.82%. The amount available under the revolving credit facility at June 30, 2009, was $135.3 million (after giving effect to $44.7 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes; provided that pursuant to the Sixth Amendment, revolving loans are generally not permitted to be used to fund Aimco’s repurchase of shares of its Class A Common Stock.
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
Partners’ Capital Transactions
During the six months ended June 30, 2009, we paid cash distributions totaling $29.9 million and $91.8 million to preferred and common unitholders, respectively, and cash distributions totaling $57.8 million to noncontrolling interest partners. Additionally, during the six months ended June 30, 2009, we paid distributions totaling $149.0 million to Aimco through the issuance of approximately 15.5 million common OP units.
In June 2009, Aimco repurchased 12 shares, or $6.0 million in liquidation preference, of its CRA Preferred Stock for $4.2 million. Concurrent with Aimco’s repurchase we repurchased from Aimco an equivalent number of our CRA Preferred Units.
We and Aimco have a shelf registration statement that provides for the issuance of debt securities by us and debt and equity securities by Aimco.
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
We had $1,078.1 million of floating rate debt and $67.0 million of floating rate preferred units outstanding at June 30, 2009. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($501.2 million), floating rate secured notes ($218.3 million), and term loans ($350.0 million). At June 30, 2009, we had approximately $525.5 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. We also had approximately $106.9 million of variable rate debt associated with our redevelopment activities, for which we capitalize a portion of the interest expense. The effect of our interest bearing assets and of capitalizing interest on variable rate debt associated with our redevelopment activities would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt floating interest rates have been at a ratio of less than 1:1 with changes in taxable floating interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1989 has averaged 72% of the 30-day LIBOR rate. If the historical relationship continues, on an annual basis, an increase in 30-day LIBOR of 1.0% (0.72% in tax-exempt interest rates) with constant credit risk spreads would result in our net income and our net income attributable to the Partnership’s common unitholders being reduced by $4.0 million and $4.4 million, respectively.
The estimated aggregate fair value and carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.6 billion at June 30, 2009. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $6.6 billion to $6.3 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $6.6 billion to $7.0 billion.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2009, approximately 1,300 common OP Units were redeemed in exchange for an equal number of Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for the three months ended June 30, 2009.

				Maximum Number
			Total Number of	of Units that
	Total	Average	Units Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under the
	of Units	Paid	Announced Plans	Plans or Programs
Period	Purchased	per Unit	or Programs (1)	(2)
April 1 – April 30, 2009	25	$5.55	N/A	N/A
May 1 – May 31, 2009	82	$6.20	N/A	N/A
June 1 – June 30, 2009	3,688	$9.88	N/A	N/A

Total	3,795	$9.77

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

(2)
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of Class A Common Stock. As of June 30, 2009, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

Distribution Payments. Our Credit Agreement includes customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any 12-month period in an aggregate amount of up to 95% of our Funds From Operations, subject to certain non-cash adjustments, for such period or such amount as may be necessary for Aimco to maintain its REIT status.

ITEM 5. Other Information
On July 30, 2009, the General Partner entered into the Second Amendment to the Partnership Agreement. The Second Amendment is summarized below.
Withholding Taxes
Under the existing terms of the Partnership Agreement, each Limited Partner authorizes the Partnership to withhold from or pay on behalf of or with respect to each Limited Partner any amount of federal, state, local or foreign taxes that the General Partner determines the Partnership is required to withhold or pay. The Partnership Agreement also provides that any withholding tax amount paid on behalf of or with respect to a Limited Partner constitutes a loan by the Partnership to such Limited Partner. This loan is required to be repaid within 15 days after notice to the Limited Partner from the General Partner, and each Limited Partner grants a security interest in its partnership interest to secure its obligation to pay any Partnership withholding tax amounts paid on its behalf or with respect to such Limited Partner.
The Second Amendment modifies the relevant section of the Partnership Agreement to permit the Partnership to redeem the partnership interest of any Limited Partner who fails to pay Partnership withholding tax amounts paid on behalf of or with respect to such Limited Partner. The Second Amendment further modifies the relevant section of the Partnership Agreement to give the General Partner the authority to withhold, from any amounts otherwise distributable, allocable or payable to a Limited Partner, the General Partner’s estimate of further taxes required to be paid by such Limited Partner.
Class One Partnership Preferred Units
The Second Amendment also corrects an existing clerical error in the definition of “Cash Amount” relating to the Class One Partnership Preferred Units.
A copy of the Second Amendment is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

ITEM 6. Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)

10.1
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

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
Paul Beldin
Senior Vice President and Chief Accounting Officer
Date: July 31, 2009

Exhibit Index

EXHIBIT NO. (1)	EXHIBIT TITLE
10.1
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

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