Form 10-Q
period 2009-09-30
AIMCO PROPERTIES LP
filed 2009-10-30
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

The number of Partnership Common Units outstanding as of October 28, 2009: 124,629,442

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Real estate:
Buildings and improvements	$7,999,462	$7,857,758
Land	2,243,403	2,232,541

Total real estate	10,242,865	10,090,299
Less accumulated depreciation	(2,802,531)	(2,506,178)

Net real estate	7,440,334	7,584,121
Cash and cash equivalents	107,034	299,676
Restricted cash	246,764	255,836
Accounts receivable, net	61,584	90,318
Accounts receivable from affiliates, net	26,769	38,978
Deferred financing costs, net	54,561	54,109
Notes receivable from unconsolidated real estate partnerships, net	14,855	22,567
Notes receivable from non-affiliates, net	143,102	139,897
Notes receivable from Aimco	16,164	15,551
Investment in unconsolidated real estate partnerships	111,479	117,905
Other assets	204,331	198,640
Deferred income tax assets, net	33,267	28,326
Assets held for sale	29,758	610,797

Total assets	$8,490,002	$9,456,721

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing	$605,055	$676,339
Property loans payable	5,206,788	5,224,350
Term loans	260,000	400,000
Credit facility	15,070	—
Other borrowings	85,683	95,981

Total indebtedness	6,172,596	6,396,670

Accounts payable	36,317	64,241
Accrued liabilities and other	295,955	421,043
Deferred income	177,754	194,379
Security deposits	38,865	40,109
Liabilities related to assets held for sale	48,153	441,578

Total liabilities	6,769,640	7,558,020

Redeemable preferred units	116,625	88,148

Commitments and contingencies (Note 5)	—	—

Partners’ capital:
Preferred units	660,500	696,500
General Partner and Special Limited Partner	553,354	694,805
Limited Partners	95,372	82,271
High Performance Units	(42,342)	(39,687)
Investment in Aimco Class A Common Stock	(4,677)	(5,109)

Partners’ capital attributable to the Partnership	1,262,207	1,428,780

Noncontrolling interests in consolidated real estate partnerships	341,530	381,773

Total partners’ capital	1,603,737	1,810,553

Total liabilities and partners’ capital	$8,490,002	$9,456,721

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Rental and other property revenues	$307,907	$310,563	$925,363	$918,772
Property management revenues, primarily from affiliates	1,114	1,227	4,098	4,746
Asset management and tax credit revenues	10,325	32,624	32,469	83,651

Total revenues	319,346	344,414	961,930	1,007,169

OPERATING EXPENSES:
Property operating expenses	146,608	147,165	426,258	430,166
Property management expenses	510	1,603	2,415	4,192
Investment management expenses	4,213	7,850	12,719	18,044
Depreciation and amortization	122,362	107,374	355,680	304,668
Provision for operating real estate impairment losses	21,676	—	24,666	—
General and administrative expenses	15,676	27,383	53,598	75,754
Other expenses, net	8,548	1,343	14,567	18,926

Total operating expenses	319,593	292,718	889,903	851,750

Operating (loss) income	(247)	51,696	72,027	155,419

Interest income	2,168	6,021	8,243	17,719
Recovery of (provision for) losses on notes receivable, net	1,233	(842)	(452)	(1,107)
Interest expense	(83,179)	(84,887)	(256,746)	(257,042)
Equity in losses of unconsolidated real estate partnerships	(4,198)	(1,559)	(7,934)	(3,432)
Impairment losses related to unconsolidated real estate partnerships	—	(1,131)	—	(1,131)
Gain on dispositions of unconsolidated real estate and other	3,345	99,954	18,580	100,118

(Loss) income before income taxes and discontinued operations	(80,878)	69,252	(166,282)	10,544
Income tax benefit	2,410	6,062	7,195	10,862

(Loss) income from continuing operations	(78,468)	75,314	(159,087)	21,406
Income from discontinued operations, net	69,118	162,269	109,945	535,862

Net (loss) income	(9,350)	237,583	(49,142)	557,268
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(19,429)	(46,183)	(24,665)	(108,157)

Net (loss) income attributable to the Partnership	(28,779)	191,400	(73,807)	449,111
Net income attributable to the Partnership’s preferred unitholders	(14,731)	(14,186)	(42,189)	(45,771)
Net income attributable to participating securities	—	(1,725)	—	(4,298)

Net (loss) income attributable to the Partnership’s common unitholders	$(43,510)	$175,489	$(115,996)	$399,042

Earnings (loss) attributable to the Partnership per common unit — basic and diluted (Note 6):
(Loss) income from continuing operations attributable to the Partnership’s common unitholders	$(0.64)	$0.41	$(1.36)	$(0.27)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.29	0.96	0.43	3.28

Net (loss) income attributable to the Partnership’s common unitholders	$(0.35)	$1.37	$(0.93)	$3.01

Weighted average common units outstanding, basic	124,376	127,701	124,402	132,792

Weighted average common units outstanding, diluted	124,376	128,071	124,402	132,792

Distributions declared per common unit	$0.10	$2.20	$0.20	$2.64

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,142)	$557,268
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	355,680	304,668
Gain on dispositions of unconsolidated real estate and other	(18,580)	(100,118)
Discontinued operations	(98,937)	(440,725)
Other adjustments	54,803	32,489
Net changes in operating assets and operating liabilities	(106,453)	(4,764)

Net cash provided by operating activities	137,371	348,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(75,907)
Capital expenditures	(217,891)	(476,030)
Proceeds from dispositions of real estate	562,743	1,419,909
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	18,241	85,520
Purchases of partnership interests and other assets	(3,954)	(22,940)
Originations of notes receivable from unconsolidated real estate partnerships	(5,386)	(5,887)
Proceeds from repayment of notes receivable	4,703	7,037
Distributions received from Aimco	432	759
Other investing activities	27,372	4,958

Net cash provided by investing activities	386,260	937,419

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	616,293	522,564
Principal repayments on property loans	(844,696)	(853,435)
Proceeds from tax-exempt bond financing	—	21,988
Principal repayments on tax-exempt bond financing	(122,128)	(89,287)
Payments on term loans	(140,000)	—
Net borrowings on revolving credit facility	15,070	5,100
Repurchases of common OP units	—	(452,297)
Repurchases of preferred units	(4,200)	(24,840)
Payment of distributions to General Partner and Special Limited Partner	(84,224)	(159,589)
Payment of distributions to Limited Partners	(14,808)	(43,734)
Payment of distributions to High Performance Units	(5,346)	(14,536)
Payment of distributions to preferred units	(44,544)	(47,269)
Payment of distributions to noncontrolling interests	(71,133)	(151,153)
Other financing activities	(16,557)	8,837

Net cash used in financing activities	(716,273)	(1,277,651)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(192,642)	8,586

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,676	210,461

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,034	$219,047

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
As of September 30, 2009, we:
•	owned an equity interest in and consolidated 104,301 units in 458 properties (which we refer to as “consolidated properties”), of which 102,197 units were also managed by us;
•	owned an equity interest in and did not consolidate 8,657 units in 79 properties (which we refer to as “unconsolidated properties”), of which 3,754 units were also managed by us; and
•
provided services for or managed 33,623 units in 379 properties, primarily pursuant to long-term agreements (including 31,458 units in 355 properties for which we provide asset management services only, and not also property management services). In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

At September 30, 2009, after elimination of units held by consolidated subsidiaries, we had outstanding 122,887,632 common OP Units, 28,096,868 preferred OP Units and 2,344,719 High Performance Units.

NOTE 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
Our management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on October 30, 2009.
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
Interests in consolidated real estate partnerships held by third parties are reflected in the accompanying balance sheets as noncontrolling interests in consolidated real estate partnerships. The assets of consolidated real estate partnerships, including variable interest entities, owned or controlled by Aimco or us generally are not available to pay creditors of Aimco or the Partnership.
As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member in a limited liability company.
FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, or SFAS 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon the effective date of SFAS 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative. Subsequent to the effective date of SFAS 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Variable Interest Entities
We consolidate all variable interest entities for which we are the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.
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
As of September 30, 2009, we were the primary beneficiary of, and therefore consolidated, 90 VIEs, which owned 67 apartment properties with 9,652 units. Real estate with a carrying value of $743.5 million collateralized $458.4 million of debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of September 30, 2009, we also held variable interests in 120 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 172 apartment properties with 9,566 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. At September 30, 2009, our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $108.2 million and our contractual obligation to advance funds to certain VIEs totaling $4.8 million. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, the provision of financial support in the future may require us to consolidate a VIE.
Noncontrolling Interests
Effective January 1, 2009, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160, which are codified in FASB ASC Topic 810. These provisions clarified that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements. These provisions require disclosure on the face of our consolidated income statements of the amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. These provisions also require us to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within our partners’ capital accounts, and in some instances, recognize a gain or loss in net income when a subsidiary is deconsolidated.
At December 31, 2008, in connection with our adoption of these provisions, we reclassified into our consolidated partners’ capital accounts the historical balances related to noncontrolling interests in consolidated real estate partnerships. At December 31, 2008, the carrying amount of noncontrolling interests in consolidated real estate partnerships was $381.8 million.

Beginning in 2009, we no longer record a charge related to cash distributions to noncontrolling interests in excess of the carrying amount of such noncontrolling interests, and we attribute losses to noncontrolling interests even if such attribution results in a deficit noncontrolling interest balance within our partners’ capital accounts. The following table illustrates the pro forma amounts of loss from continuing operations, discontinued operations and net loss that would have been attributed to the Partnership’s common unitholders for the three and nine months ended September 30, 2009, had we applied the provisions of Accounting Research Bulletin No. 51, prior to their amendment by SFAS 160 (in thousands, except per unit amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Loss from continuing operations attributable to the Partnership’s common unitholders	$(79,895)	$(194,557)
Income from discontinued operations attributable to the Partnership’s common unitholders	44,165	59,165

Net loss attributable to the Partnership’s common unitholders	$(35,730)	$(135,392)

Basic and diluted earnings (loss) per common unit:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.64)	$(1.56)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.36	0.48

Net loss attributable to the Partnership’s common unitholders	$(0.28)	$(1.08)

The following table presents a reconciliation of the December 31, 2008 and September 30, 2009 carrying amounts for redeemable preferred units, consolidated partners’ capital and the related amounts of partners’ capital attributable to the Partnership and noncontrolling interests:

	Temporary
	Capital	Partners’ Capital
			Noncontrolling
		Partners’ capital	interests in
	Redeemable	attributable to the	consolidated real	Total partners’
	preferred units	Partnership	estate partnerships	capital
Balance, December 31, 2008	$88,148	$1,428,780	$381,773	$1,810,553
Contributions	—	—	5,535	5,535
Distributions	(5,108)	(64,658)	(70,774)	(135,432)
Repurchases of common units	—	(163)	—	(163)
Repurchase of preferred units	(1,724)	(4,200)	—	(4,200)
Reclassification of redeemable preferred units to temporary capital (Note 4)	30,000	(30,000)	—	(30,000)
Stock based compensation cost	—	10,433	—	10,433
Other	751	1,256	(1,152)	104
Effect of changes in ownership	—	(1,279)	1,279	—
Change in accumulated other comprehensive loss	—	403	204	607
Net income (loss)	4,558	(78,365)	24,665	(53,700)

Balance, September 30, 2009	$116,625	$1,262,207	$341,530	$1,603,737

The Partnership’s redeemable preferred OP Units, which are generally redeemable at the holders’ option and may be settled in cash or, at our discretion, shares of Aimco Class A Common Stock, will continue to be classified within temporary capital in our consolidated balance sheets.
Business Combinations
We adopted the provisions of FASB Statement of Financial Accounting Standards No. 141(R), Business Combinations — a replacement of FASB Statement No. 141, or SFAS 141(R), which are codified in FASB ASC Topic 805, effective January 1, 2009. These provisions apply to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example by contract or through a lapse of minority veto rights. These provisions require the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and require expensing of most transaction and restructuring costs.

We believe most operating real estate assets meet the revised definition of a business. Accordingly, beginning in 2009, we expense transaction costs associated with acquisitions of operating real estate or interests therein when we consolidate the asset. The FASB did not provide implementation guidance regarding the treatment of acquisition costs incurred prior to December 31, 2008, for acquisitions that did not close until 2009. The SEC indicated any of the following three transition methods were acceptable, provided that the method chosen is disclosed and applied consistently:
1)	expense acquisition costs in 2008 when it is probable that the acquisition will not close in 2008;
2)	expense acquisition costs January 1, 2009; or
3)	give retroactive treatment to the acquisition costs January 1, 2009, by retroactively adjusting prior periods to record acquisition costs in the prior periods in which they were incurred.
We elected to apply the third method and accordingly have retroactively adjusted our results of operations for the year ended December 31, 2008, by $3.5 million, which also resulted in a corresponding reduction to our December 31, 2008, partners’ capital balance. Approximately $2.1 million and $2.3 million of such acquisition costs were incurred during the three and nine months ended September 30, 2008, respectively, and are reflected in investment management expenses in our accompanying condensed consolidated statements of income for those periods. These retroactive adjustments reduced basic and diluted earnings per unit by $0.02 for the three and nine months ended September 30, 2008.
Participating Securities
Effective January 1, 2009, we adopted the provisions of FASB FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or the FSP, which are codified in FASB ASC Topic 260. The FSP clarified that unvested share-based payment awards that participate in dividends similar to shares of common stock or common partnership units should be treated as participating securities. The FSP affects the computation of basic and diluted earnings per share for unvested restricted stock awards and shares purchased pursuant to officer stock loans, which serve as collateral for such loans, both of which entitle the holders to dividends. Refer to Note 6, which details our calculation of earnings per unit and the effect of treating these instruments as participating securities on earnings per unit. We do not expect the FSP to have a material effect on future earnings per unit amounts.
Derivative Financial Instruments
We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate over the term of the swaps. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate.
At September 30, 2009 and December 31, 2008, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $2.4 million and $2.6 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At September 30, 2009, these interest rate swaps had a weighted average term of 11.4 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive income within partners’ capital to the extent of their effectiveness. For the nine months ended September 30, 2009 and 2008, we recognized changes in fair value of $0.1 million and $0.3 million, respectively, of which $0.6 million and $0.3 million resulted in an adjustment to consolidated partners’ capital. We recognized $0.5 million of ineffectiveness as an adjustment of interest expense during the nine months ended September 30, 2009 and we recognized no ineffectiveness during the nine months ended September 30, 2008. Our consolidated comprehensive loss for the three and nine months ended September 30, 2009, totaled $10.9 million and $48.6 million, respectively, and consolidated comprehensive income for the three and nine months ended September 30, 2008, totaled $237.7 million and $557.5 million, respectively, before the effects of noncontrolling interests. If the forward rates at September 30, 2009 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.5 million of the unrealized losses in accumulated other comprehensive income.
From time to time, we enter into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide a financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a risk spread. These swaps generally have an interest in the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The underlying borrowings are generally prepayable at our option, with no penalty, with 30 days advance notice, and the swaps generally have a term of less than five years. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us or to us for such difference. Accordingly, we believe fluctuations in the fair value of the borrowings from the inception of the hedging relationship generally will be offset by a corresponding fluctuation in the fair value of the total rate of return swaps.

We designate total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. We evaluate the effectiveness of these fair value hedges at the end of each reporting period.
As of September 30, 2009 and December 31, 2008, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $365.3 million and $421.7 million, respectively. At September 30, 2009, the weighted average fixed receive rate under the total return swaps was 6.7% and the weighted average variable pay rate was 1.1%, based on the applicable SIFMA and 30-day LIBOR rates effective as of that date. Information related to the fair value of these instruments at September 30, 2009 and December 31, 2008, is discussed further below.
Fair Value Measurements
The table below presents (in thousands) the amounts at December 31, 2008 and September 30, 2009 (and the changes in fair value between such dates) for significant items measured in our consolidated balance sheets at fair value. Certain of these fair value measurements are based on significant unobservable inputs classified within Level 3 of the valuation hierarchy defined in FASB ASC Topic 820. When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, such fair value measurements typically include, in addition to the unobservable or Level 3 inputs, observable inputs that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

			Unrealized
		Unrealized	gains (losses)
	Fair value at	gains (losses)	included in	Fair value at
	December 31,	included in	partners’	September 30,
	2008	earnings (1)(2)	capital	2009
Level 2:
Interest rate swaps (3)	$(2,557)	$(478)	$607	$(2,428)
Level 3:
Total rate of return swaps (4)	(29,495)	3,395	—	(26,100)
Changes in fair value of debt instruments subject to total rate of return swaps (5)	29,495	(3,395)	—	26,100

Total	$(2,557)	$(478)	$607	$(2,428)

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)	Included in interest expense in the accompanying condensed consolidated statements of income.

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

In addition to the amounts in the table above, during the three and nine months ended September 30, 2009, we recognized $26.7 million and $43.6 million, respectively, of net provisions for operating real estate impairment losses (including amounts in discontinued operations) to reduce the carrying amounts of certain real estate properties to their estimated fair value (or fair value less estimated costs to sell). We estimate the fair value of real estate using income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations. Based on the significance of the unobservable inputs, we classify these fair value measurements within Level 3 of the valuation hierarchy.
We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying value at September 30, 2009 and December 31, 2008, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Because of the significance of unobservable inputs to these fair value measurements, we classify them within Level 3 of the fair value hierarchy. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $152.7 million and $161.6 million at September 30, 2009 and December 31, 2008, respectively, as compared to their carrying amounts of $158.0 million and $162.5 million. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.2 billion and $6.7 billion at September 30, 2009 and December 31, 2008, respectively, as compared to aggregate carrying amounts of $6.2 billion and $6.8 billion. The fair values of our derivative instruments at September 30, 2009 and December 31, 2008 are included in the table presented above.
Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. Approximately $87.0 million of our notes receivable at September 30, 2009, are collateralized by properties in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversification of the properties that collateralize the notes.
At September 30, 2009, we had total rate of return swap positions with two financial institutions totaling $365.4 million. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event this counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Income Taxes
In March 2008, we were notified by the Internal Revenue Service, or the IRS, that it intended to examine our 2006 Federal tax return. During June 2008, the IRS issued AIMCO-GP, Inc., our general partner and tax matters partner, a summary report including the IRS’s proposed adjustments to our 2006 Federal tax return. In addition, in May 2009, we were notified by the IRS that it intended to examine our 2007 Federal tax return. A summary report related to the 2007 examination has not yet been issued. We do not expect the 2006 proposed adjustments or the 2007 examination to have any material effect on our unrecognized tax benefits, financial condition or results of operations.

NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At September 30, 2009 and December 31, 2008, we had one and 58 properties, with an aggregate of 700 and 14,105 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Real estate, net	$28,369	$601,382
Other assets	1,389	9,415

Assets held for sale	$29,758	$610,797

Property debt	$47,874	$432,461
Other liabilities	279	9,117

Liabilities related to assets held for sale	$48,153	$441,578

During the nine months ended September 30, 2009, we sold 57 properties with an aggregate of 13,405 units and during the year ended December 31, 2008, we sold 151 consolidated properties with an aggregate of 37,202 units. For the three and nine months ended September 30, 2009 and 2008, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold and for properties classified as held for sale as of September 30, 2009.
The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to the Partnership and to noncontrolling interests for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rental and other property revenues	$11,177	$82,477	$68,227	$319,282
Property operating expenses	(5,825)	(40,100)	(37,597)	(157,847)
Depreciation and amortization	(2,448)	(20,403)	(18,698)	(78,034)
Provision for operating real estate impairment losses	(5,050)	(3,429)	(18,954)	(9,965)
Other expenses, net	(1,355)	(4,812)	(5,743)	(8,087)

Operating (loss) income	(3,501)	13,733	(12,765)	65,349
Interest income	3	534	56	1,320
Interest expense	(2,348)	(15,739)	(14,194)	(59,531)

(Loss) income before gain on dispositions of real estate and income tax	(5,846)	(1,472)	(26,903)	7,138
Gain on extinguishment of debt	259	—	259	—
Gain on dispositions of real estate	70,890	169,160	133,431	549,550
Income tax benefit (expense)	3,815	(5,419)	3,158	(20,826)

Income from discontinued operations, net	$69,118	$162,269	$109,945	$535,862

Income from discontinued operations attributable to:
Noncontrolling interests in consolidated real estate partnerships	$(32,498)	$(38,125)	$(56,656)	$(95,867)

The Partnership	$36,620	$124,144	$53,289	$439,995

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of mortgage loans collateralized by the properties being sold. Such prepayment penalties totaled $7.6 million and $19.4 million for the three and nine months ended September 30, 2009, respectively, and $20.8 million and $45.9 million for the three and nine months ended September 30, 2008, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three and nine months ended September 30, 2009, we allocated $3.5 million and $6.5 million of goodwill related to our real estate segment to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $2.2 million and $5.2 million were reflected as a reduction of gain on dispositions of real estate during the three and nine months ended September 30, 2009, respectively, and $1.3 million was reflected as an adjustment of impairment losses during the three and nine months ended September 30, 2009. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated. During 2008, we did not allocate any goodwill to properties sold or classified as held for sale as real estate properties were not considered businesses under then applicable GAAP.
Gain on Dispositions of Unconsolidated Real Estate and Other
During the three months ended September 30, 2009, we recognized approximately $3.9 million of gain on the disposition of our interest in a group purchasing organization (see Note 4), offset by approximately $0.6 million of losses related to unconsolidated real estate partnerships. In addition to these gains recognized during the three months ended September 30, 2009, during the nine months ended September 30, 2009, we recognized approximately $11.8 million of gains on the disposition of interests in unconsolidated real estate partnerships (of which $8.6 million relates to our receipt in 2009 of additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership) and approximately $2.9 million of gains related to properties sold by unconsolidated real estate partnerships and the disposal of undeveloped land parcels.
During the three months ended September 30, 2008, we disposed of our interests in unconsolidated real estate partnerships that owned two properties with 671 units. Our net gain on the disposition of these interests totaled $98.4 million and is included in gain on dispositions of unconsolidated real estate and other in the accompanying statements of income for the three and nine months ended September 30, 2008.
NOTE 4 — Other Significant Transactions
Restructuring Costs
In connection with 2008 property sales and an expected reduction in redevelopment and transactional activities, during the three months ended December 31, 2008, we initiated an organizational restructuring program that included reductions in workforce and related costs, reductions in leased corporate facilities and abandonment of certain redevelopment projects and business pursuits. This restructuring effort resulted in a restructuring charge of $22.8 million, which consisted of: severance costs of $12.9 million; unrecoverable lease obligations of $6.4 million related to space that we will no longer use; and the write-off of deferred transaction costs totaling $3.5 million associated with certain acquisitions and redevelopment opportunities that we will no longer pursue. We completed the workforce reductions by March 31, 2009. In connection with the completion of the workforce reductions, we reversed approximately $1.7 million of excess severance costs. Additionally, during the first quarter of 2009, we abandoned additional leased corporate facilities and redevelopment projects, which resulted in an additional restructuring charge of approximately $1.7 million.
In connection with continued repositioning of our portfolio, during the three months ended September 30, 2009, we evaluated our organizational structure and eliminated additional positions. This restructuring effort resulted in a restructuring charge of $2.8 million, which consisted of severance and personnel related costs of $2.2 million and a $0.6 million adjustment to previously estimated unrecoverable lease obligations related to space that we will no longer use.
As of September 30, 2009, the remaining accruals associated with the restructuring activity are $6.3 million for estimated unrecoverable lease obligations, which will be paid over the remaining terms of the affected leases, and $1.4 million for severance and personnel related costs, which is anticipated to be paid during the fourth quarter of 2009.
The net effect of the restructuring activity reduced earnings by $2.8 million during the three and nine months ended September 30, 2009, and is included in other expense, net in our consolidated statements of income. The amounts related to our restructuring charges have not been allocated to our reportable segments based on the methods used to evaluate segment performance.

Amended Credit Facility
On May 1, 2009, we entered into a Sixth Amendment to our Amended and Restated Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. The Sixth Amendment provides for a reduction in the aggregate amount of commitments and loans under the Credit Agreement from $985.0 million, comprised of a $350.0 million term loan and $635.0 million of revolving loan commitments to $530.0 million, comprised of a $350.0 million term loan and $180.0 million of revolving loan commitments. Pursuant to the Sixth Amendment, our revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments, and repayment of the remaining $350.0 million term loan balance by February 1, 2011. As of October 30, 2009, we have repaid $140.0 million of the term loan, leaving a remaining outstanding balance of $210.0 million.
Repurchases of Series A Community Reinvestment Act Perpetual Preferred Stock
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
In June 2009, Aimco completed the first repurchase under this agreement. Concurrent with this repurchase, we repurchased from Aimco an equivalent number of our CRA Preferred Units. We reflected the $1.8 million excess of the carrying value over the repurchase price, offset by $0.2 million of issuance costs previously recorded as a reduction of partners’ capital, as a reduction of net income attributable to preferred unitholders for the nine months ended September 30, 2009.
Based on the holder’s ability to require Aimco to repurchase an additional 60 shares of CRA Preferred Stock pursuant to this agreement and our obligation to purchase from Aimco a corresponding number of our CRA Preferred Units, $30.0 million in liquidation preference of CRA Preferred Units, or the maximum redemption value of such perpetual preferred units, is classified within temporary capital in our consolidated balance sheet at September 30, 2009.
During September 2008, Aimco repurchased 54 shares, or $27.0 million in liquidation preference, of its CRA Preferred Stock for cash totaling $24.8 million. Concurrent with this repurchase, we repurchased from Aimco an equivalent number of our CRA Preferred Units. We reflected the $2.2 million excess of the carrying value over the redemption price, offset by $0.7 million of issuance costs previously recorded as a reduction of partners’ capital, as a reduction of net income attributable to preferred unitholders for the three and nine months ended September 30, 2008.
Sale of Interest in Group Purchasing Organization
On September 16, 2009, we sold our interest in an unconsolidated group purchasing organization to an unrelated entity for $5.9 million, resulting in the recognition of a gain on sale of $3.9 million, which is included in gain on disposition of unconsolidated real estate and other in our consolidated statements of income for the three and nine months ended September 30, 2009. This gain is partially offset by a $1.0 million provision for income tax. We also have a note receivable from another principal in the group purchasing organization, which is collateralized by their equity interest in the entity. In connection with the sale of our interest, we reevaluated collectibility of the note receivable and reversed $1.4 million of previously recognized impairment losses, which is reflected in provision for losses on notes receivable, net in our consolidated statements of income for the three and nine months ended September 30, 2009. As of September 30, 2009, the carrying amount of the note receivable, which is due for repayment in 2010, totaled $1.4 million.
Casualty Loss Related to Tropical Storm Fay and Hurricane Ike
During the three months ended September 30, 2008, Tropical Storm Fay and Hurricane Ike caused severe damage to certain of our properties located primarily in Florida and Texas, respectively. We estimated total losses of approximately $29.6 million, including property damage replacement cost and clean-up cost. After consideration of estimated third party insurance proceeds and the noncontrolling partners’ share of losses for consolidated real estate partnerships, the net effect of these casualties on net income available to common unitholders for the three and nine months ended September 30, 2008 was a loss of approximately $5.0 million.

Information Technology Hardware/Software Write-off
During the nine months ended September 30, 2008, we reassessed our approach to communication technology needs at our properties, which resulted in the discontinuation of an infrastructure project and a $4.8 million write-off of related hardware and capitalized internal and consulting costs included in other assets. The write-off, which is net of estimated sales proceeds, is included in other expense, net. During the nine months ended September 30, 2008, we additionally recorded a $1.0 million write off of certain software and hardware assets that are no longer consistent with our information technology strategy. This write-off is included in depreciation and amortization.
Common Stock Repurchases
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its outstanding Common Stock. During the nine months ended September 30, 2009, Aimco did not repurchase any shares of its Class A Common Stock. During the nine months ended September 30, 2008, Aimco repurchased 16,681,298 shares of its Class A Common Stock for cash totaling $423.5 million. Concurrently, we repurchased from Aimco a corresponding number of common OP units. As of September 30, 2009, Aimco was authorized to repurchase approximately 19.3 million additional shares. In the event of any repurchases of shares of Aimco Class A Common Stock by Aimco, it is expected that we would repurchase an equal number of common OP Units owned by Aimco.
NOTE 5 —Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $12.9 million related to construction projects, most of which we expect to incur during the remainder of 2009. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $4.8 million in second mortgage loans on certain properties in West Harlem in New York City. In certain circumstances, we also could be required to acquire the properties for cash and/or assumption of first mortgage debt , for a total obligation of approximately $149.0 million to $216.0 million, in addition to amounts funded and committed under the related loan agreement.
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
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2009, are immaterial to our consolidated financial condition, results of operations and cash flows.
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

NOTE 6 — Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, participating securities, common OP unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and High Performance Units, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
(Loss) income from continuing operations	$(78,468)	$75,314	$(159,087)	$21,406
Loss (income) from continuing operations attributable to noncontrolling interests	13,069	(8,058)	31,991	(12,290)
Income attributable to the Partnership’s preferred unitholders	(14,731)	(14,186)	(42,189)	(45,771)
(Income) loss attributable to participating securities	—	(285)	—	993

(Loss) income from continuing operations attributable to the Partnership’s common unitholders	$(80,130)	$52,785	$(169,285)	$(35,662)

Income from discontinued operations	$69,118	$162,269	$109,945	$535,862
Income from discontinued operations attributable to noncontrolling interests	(32,498)	(38,125)	(56,656)	(95,867)
Income attributable to participating securities	—	(1,440)	—	(5,291)

Income from discontinued operations attributable to the Partnership’s common unitholders	$36,620	$122,704	$53,289	$434,704

Net (loss) income	$(9,350)	$237,583	$(49,142)	$557,268
Income attributable to noncontrolling interests	(19,429)	(46,183)	(24,665)	(108,157)
Income attributable to the Partnership’s preferred unitholders	(14,731)	(14,186)	(42,189)	(45,771)
Income attributable to participating securities	—	(1,725)	—	(4,298)

Net (loss) income attributable to the Partnership’s common unitholders	$(43,510)	$175,489	$(115,996)	$399,042

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	124,376	127,701	124,402	132,792
Effect of dilutive securities:
Dilutive potential common units	—	370	—	—

Denominator for diluted earnings per unit	124,376	128,071	124,402	132,792

Earnings (loss) per common unit:
Basic and diluted earnings (loss) per common unit:
(Loss) income from continuing operations attributable to the Partnership’s common unitholders	$(0.64)	$0.41	$(1.36)	$(0.27)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.29	0.96	0.43	3.28

Net (loss) income attributable to the Partnership’s common unitholders	$(0.35)	$1.37	$(0.93)	$3.01

As of September 30, 2009 and 2008, the common share equivalents that could potentially dilute basic earnings per unit in future periods totaled 9.9 million and 10.5 million, respectively. These securities, representing stock options to purchase shares of Aimco Class A Common Stock, have been excluded from the earnings per unit computations for the three and nine months ended September 30, 2009 and 2008, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Aimco stock and shares of Aimco stock purchased pursuant to officer loans, receive dividends similar to shares of Aimco Class A Common Stock and common OP Units and totaled 0.9 million and 1.4 million at September 30, 2009 and 2008, respectively. The effect of participating securities is reflected in basic and diluted earnings per unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

During the three and nine months ended September 30, 2009, the adjustment to compensation expense recognized related to cumulative dividends on forfeited shares of Aimco restricted stock exceeded the amount of dividends related to participating securities declared in the current periods. Accordingly, distributed earnings attributed to participating securities during these periods were reduced to zero for purposes of calculating earnings per unit using the two-class method.
Various classes of redeemable preferred OP Units are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at our option, shares of Aimco Class A Common Stock, and are paid distributions varying from 5.9% to 9.6% per annum per unit, or equal to the dividends paid on Aimco’s Class A Common Stock based on the conversion terms. As of September 30, 2009, a total of 3.1 million preferred OP Units were outstanding with redemption values of $85.7 million and were redeemable for approximately 5.8 million shares of Aimco Class A Common Stock or cash at our option.
NOTE 7 — Recent Accounting Developments
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, which is effective for fiscal years beginning after November 15, 2009, and will be codified into FASB ASC Topic 810. SFAS 167 introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed. SFAS 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. We have not yet determined the effect that SFAS 167 will have on our consolidated financial statements.
NOTE 8 — Business Segments
Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of debt; Funds From Operations; Adjusted Funds From Operations, which is Funds From Operations less spending for Capital Replacements; same store property operating results; net operating income; Free Cash Flow, which is net operating income less spending for capital replacements; Economic Income, which is changes in Net Asset Value plus cash dividends; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
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

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the three and nine months ended September 30, 2009 and 2008 (in thousands):

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Three Months Ended September 30, 2009:
Rental and other property revenues	$307,907	$—	$—	$307,907
Property management revenues, primarily from affiliates	1,114	—	—	1,114
Asset management and tax credit revenues	—	10,750	(425)	10,325

Total revenues	309,021	10,750	(425)	319,346

Property operating expenses	146,608	—	—	146,608
Property management expenses	510	—	—	510
Investment management expenses	—	4,213	—	4,213
Depreciation and amortization (1)	—	—	122,362	122,362
Provision for operating real estate impairment losses (1)	—	—	21,676	21,676
General and administrative expenses	—	—	15,676	15,676
Other expenses, net	—	—	8,548	8,548

Total operating expenses	147,118	4,213	168,262	319,593

Net operating income (loss)	161,903	6,537	(168,687)	(247)
Other items included in continuing operations (2)	—	(560)	(77,661)	(78,221)

Income (loss) from continuing operations	$161,903	$5,977	$(246,348)	$(78,468)

		Investment	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total
Three Months Ended September 30, 2008:
Rental and other property revenues	$310,563	$—	$—	$310,563
Property management revenues, primarily from affiliates	1,227	—	—	1,227
Asset management and tax credit revenues	—	32,755	(131)	32,624

Total revenues	311,790	32,755	(131)	344,414

Property operating expenses	147,165	—	—	147,165
Property management expenses	1,603	—	—	1,603
Investment management expenses	—	7,850	—	7,850
Depreciation and amortization (1)	—	—	107,374	107,374
General and administrative expenses	—	—	27,383	27,383
Other expenses, net	—	—	1,343	1,343

Total operating expenses	148,768	7,850	136,100	292,718

Net operating income (loss)	163,022	24,905	(136,231)	51,696
Other items included in continuing operations (2)	—	2,752	20,866	23,618

Income (loss) from continuing operations	$163,022	$27,657	$(115,365)	$75,314

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Nine Months Ended September 30, 2009:
Rental and other property revenues	$925,363	$—	$—	$925,363
Property management revenues, primarily from affiliates	4,098	—	—	4,098
Asset management and tax credit revenues	—	33,779	(1,310)	32,469

Total revenues	929,461	33,779	(1,310)	961,930

Property operating expenses	426,258	—	—	426,258
Property management expenses	2,415	—	—	2,415
Investment management expenses	—	12,719	—	12,719
Depreciation and amortization (1)	—	—	355,680	355,680
Provision for operating real estate impairment losses (1)	—	—	24,666	24,666
General and administrative expenses	—	—	53,598	53,598
Other expenses, net	—	—	14,567	14,567

Total operating expenses	428,673	12,719	448,511	889,903

Net operating income (loss)	500,788	21,060	(449,821)	72,027
Other items included in continuing operations (2)	—	1,986	(233,100)	(231,114)

Income (loss) from continuing operations	$500,788	$23,046	$(682,921)	$(159,087)

		Investment	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total
Nine Months Ended September 30, 2008:
Rental and other property revenues	$918,772	$—	$—	$918,772
Property management revenues, primarily from affiliates	4,746	—	—	4,746
Asset management and tax credit revenues	—	83,782	(131)	83,651

Total revenues	923,518	83,782	(131)	1,007,169

Property operating expenses	430,166	—	—	430,166
Property management expenses	4,192	—	—	4,192
Investment management expenses	—	18,044	—	18,044
Depreciation and amortization (1)	—	—	304,668	304,668
General and administrative expenses	—	—	75,754	75,754
Other expenses, net	—	—	18,926	18,926

Total operating expenses	434,358	18,044	399,348	851,750

Net operating income (loss)	489,160	65,738	(399,479)	155,419
Other items included in continuing operations (2)	—	(177)	(133,836)	(134,013)

Income (loss) from continuing operations	$489,160	$65,561	$(533,315)	$21,406

(1)
Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization and provision for operating real estate impairment losses. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(2)
Other items in continuing operations for the investment management segment include accretion income recognized on discounted notes receivable, other income items and income taxes associated with transactional activities. Other items in continuing operations not allocated to segments include: (i) interest income and expense; (ii) recovery of or provision for losses on notes receivable; (iii) equity in losses of unconsolidated real estate partnerships; and (iv) gain on dispositions of unconsolidated real estate and other.

The assets of our reportable segments are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Total assets for reportable segments (1)	$8,259,619	$9,073,541
Corporate and other assets	230,383	383,180

Total consolidated assets	$8,490,002	$9,456,721

(1)	Total assets for reportable segments substantially relate to the real estate segment.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of capital markets financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for tenants in such markets; national and local economic conditions; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; redevelopment risks, including failure of such redevelopments to perform in accordance with projections; the timing of acquisitions and dispositions; insurance risk; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to AIMCO Properties, L.P. (which we refer to as the Partnership) and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
We are a limited partnership engaged in the acquisition, ownership, management and redevelopment of apartment properties. We are the operating partnership for Aimco, which is a self-administered and self-managed real estate investment trust, or REIT. Our property operations are characterized by diversification of product, location and price point. As of September 30, 2009, we owned or managed 916 apartment properties containing 146,581 units located in 44 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value, which is the estimated fair value of our assets, net of debt; Funds From Operations; Adjusted Funds From Operations, which is Funds From Operations less spending for Capital Replacements; same store property operating results; net operating income; Free Cash Flow, which is net operating income less spending for Capital Replacements; Economic Income, which is changes in Net Asset Value plus cash dividends; financial coverage ratios; and leverage as shown on our balance sheet. Funds From Operations and Capital Replacements are defined and further described in the sections captioned “Funds From Operations” and “Capital Expenditures” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
Because our operating results depend primarily on income from our properties, the supply and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our properties, the pace and price at which we redevelop, acquire and dispose of our apartment properties, and the volume and timing of fee transactions affect our operating results. Our cost of capital is affected by the conditions in the capital and credit markets and the terms that we negotiate for our debt financings.
During 2009, we are focused on serving customers effectively and efficiently; owning a continually improving portfolio diversified by geography and by activity; reducing leverage and financial risk; and simplifying the business model.

During the three and nine months ended September 30, 2009 and 2008, as compared to the three and nine months ended September 30, 2008, property operating income decreased by 1.3% and increased by 2.1%, respectively. Declines in conventional same store property operating income of 5.5% and 2.7% for the three and nine months ended September 30, 2009, were partially offset by increases in property operating income related to our conventional redevelopment properties and affordable properties. In addition to focusing on property operating expense control, we have also been successful at reducing corporate general and administrative expenses. During the three and nine months ended September 30, 2009, general and administrative expenses have been reduced by 43% and 29%, respectively, from the 2008 comparative periods.
During 2009, we have focused on reducing refunding risk by accelerating refinancing of property loans maturing prior to 2012. At the beginning of the third quarter 2009, property debt maturing during 2009 through 2011 was $309.0 million. During the third quarter, through refinancing, repayment and property sales, we reduced these maturities by $43.6 million. As of September 30, 2009, the balance of property debt maturing through 2011 totaled $265.4 million and was related to nine loans. Of these loans, refunding risk has since been eliminated on all but four loans totaling $234.5 million, which are expected to be refinanced at maturity in 2011.
At the beginning of the third quarter 2009, we had $350.0 million of term debt outstanding, which is due the first quarter 2011. During the third quarter 2009, we repaid $90.0 million of the term debt with proceeds from property sales and we made an additional $50.0 million payment during October 2009, leaving a remaining outstanding balance of $210.0 million at October 30, 2009.
Our portfolio management strategy includes property dispositions and acquisitions aimed at concentrating our portfolio in our target markets, which are the largest 20 U.S. markets as measured by the total market value of institutional-grade apartment properties in a particular market (total market capitalization). During the nine months ended September 30, 2009, we sold 58 properties (including one unconsolidated property), primarily outside these target markets, for gross proceeds of $741.0 million; proceeds net of transaction related costs and debt repayments were $263.0 million. We continue to increase our allocation of capital to well located properties within our target markets. We intend to sell approximately $450.0 million of conventional and affordable assets located primarily outside these target markets by year end to fund the repayment of our term debt. Once our term debt has been repaid, we intend to use future asset sales to increase the allocation of capital to well located properties within our target markets.
We expect the financial and economic conditions for the remainder of 2009 and into 2010 to continue to be very difficult and we will continue to evaluate our activities and organizational structure.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.
Results of Operations
Overview
Three and nine months ended September 30, 2009 compared to September 30, 2008
We reported net loss attributable to the Partnership of $28.8 million and net loss attributable to the Partnership’s common unitholders of $43.5 million for the three months ended September 30, 2009, compared to net income attributable to the Partnership of $191.4 million and net income attributable to the Partnership’s common unitholders of $175.5 million for the three months ended September 30, 2008, decreases of $220.2 million and $219.0 million, respectively.
For the nine months ended September 30, 2009, we reported net loss attributable to the Partnership of $73.8 million and net loss attributable to the Partnership’s common unitholders of $116.0 million, compared to net income attributable to the Partnership of $449.1 million and net income attributable to the Partnership’s common unitholders of $399.0 million for the nine months ended September 30, 2008, decreases of $522.9 million and $515.0 million, respectively.
These decreases were principally due to the following items, all of which are discussed in further detail below:
•
a decrease in income from discontinued operations, primarily related to the volume of sales in 2008 and the related number of properties included in discontinued operations in 2008 as compared to 2009;

•	a decrease in gain on dispositions of unconsolidated real estate and other, primarily due to a large gain on the sale of an interest in an unconsolidated partnership in 2008;
•
a decrease in asset management and tax credit revenues, primarily due to a reduction in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures;

•	an increase in operating real estate impairment losses; and
•	an increase in depreciation and amortization expense, primarily related to completed redevelopments and capital expenditures.
The effects of these items on our operating results were partially offset by:
•	a decrease in earnings allocable to noncontrolling interests, primarily due to a decrease in gains on sales in 2009 as compared to 2008; and
•	a decrease in general and administrative expenses, primarily related to reductions in personnel and related expenses from our organizational restructuring initiated during the fourth quarter 2008.
The decreases for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, were additionally affected by an increase in net operating income associated with property operations, primarily related to affordable properties and completed redevelopments.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Business Segment Operating Results
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and investment management (portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities). Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: Net Asset Value; Funds From Operations; Adjusted Funds From Operations; same store property operating results; net operating income; Free Cash Flow; Economic Income; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
Real Estate Segment
Our real estate segment involves the ownership and operation of properties that generate rental and other property-related income through the leasing of apartment units. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.
The following table summarizes our real estate segment’s net operating income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Real estate segment revenues:
Rental and other property revenues	$307,907	$310,563	$925,363	$918,772
Property management revenues, primarily from affiliates	1,114	1,227	4,098	4,746

	309,021	311,790	929,461	923,518

Real estate segment expenses:
Property operating expenses	146,608	147,165	426,258	430,166
Property management expenses	510	1,603	2,415	4,192

	147,118	148,768	428,673	434,358

Real estate segment net operating income	$161,903	$163,022	$500,788	$489,160

For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, real estate segment net operating income decreased $1.1 million, or 0.7%. This decrease was due to a decrease in real estate segment revenues of $2.8 million, or 0.9%, offset by a decrease in real estate segment expenses of $1.7 million, or 1.1%.
The decrease in revenues from our real estate segment during the three months ended September 30, 2009, was primarily attributed to a $6.2 million, or 3.1%, decrease in revenues from our conventional same store properties, due to a decrease of 20 basis points in average physical occupancy and lower average rent ($36 per unit). This decrease was partially offset by increases of $2.6 million in revenues related to our conventional redevelopment properties based on more units in service at these properties in 2009 and $0.9 million in revenues related to our affordable properties, primarily due to higher average physical occupancy and rents during 2009.

For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, expenses related to our conventional same store properties increased by $0.6 million due primarily to increases in personnel and related costs and real estate taxes, expenses of our affordable properties increased by $0.5 million due to properties newly consolidated during the three months ended December 31, 2008 and expenses increased by $0.4 million related to properties acquired during the latter half of 2008. These increases were offset by decreases in property management expenses related to consolidated and unconsolidated properties of $3.7 million and $1.1 million, respectively, both due primarily to reductions in personnel and related costs resulting from our organization restructuring (see Note 4 in our condensed consolidated financial statements in Item 1). In addition, expenses related to our conventional redevelopment properties decreased by $0.9 million primarily due reductions in marketing and administrative costs. Casualty losses incurred by our consolidated properties increased by $2.2 million during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, real estate segment net operating income increased $11.6 million, or 2.4%. This increase was due to an increase in real estate segment revenues of $5.9 million, or 0.6%, and a decrease in real estate segment expenses of $5.7 million, or 1.3%.
Revenues from our conventional same store properties decreased by $11.1 million, or 1.8%, due to a decrease of 120 basis points in average physical occupancy and lower average rent ($17 per unit). The decrease in revenues from our conventional same store properties was more than offset by increases in revenues from our conventional redevelopment and affordable properties. Revenues related to our conventional redevelopment properties increased by $9.5 million based on more units in service at these properties in 2009, and revenues related to our affordable properties increased $6.6 million, primarily due to higher average physical occupancy and rents during 2009. Revenues related to properties acquired subsequent to September 30, 2008 also resulted in a $3.4 million increase in revenues during 2009.
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, expenses related to our conventional same store properties decreased by $1.0 million, primarily due to decreases in administrative, marketing and contract services expenses. Property management expenses related to consolidated and unconsolidated properties decreased by $5.9 million and $1.8 million, respectively, both due primarily to reductions in personnel and related costs resulting from our organization restructuring (see Note 4 in our condensed consolidated financial statements in Item 1). These decreases were partially offset by increases of $1.0 million related to our conventional redevelopment properties, primarily due to more units placed in service, $0.9 million related to our affordable properties, primarily due to properties that were newly consolidated in 2009, and $1.2 million related to properties acquired during the latter half of 2008.
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

The following table summarizes the net operating income from our investment management segment for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Asset management and tax credit revenues	$10,750	$32,755	$33,779	$83,782
Investment management expenses	4,213	7,850	12,719	18,044

Investment management segment net operating income	$6,537	$24,905	$21,060	$65,738

For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, net operating income from investment management decreased $18.4 million. This decrease is primarily attributable to a $16.9 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, and a $4.7 million decrease in other general partner transactional fees, partially offset by a $3.6 million decrease in investment management expenses.
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, net operating income from investment management decreased $44.7 million. This decrease is primarily attributable to a $47.0 million decrease in promote income, and a $3.2 million decrease in other general partner transactional fees, partially offset by a $5.3 million decrease in investment management expenses.
Other Operating Expenses (Income)
Depreciation and Amortization
For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, depreciation and amortization increased $15.0 million, or 14.0%. This increase primarily relates to depreciation for properties acquired subsequent to September 30, 2008, completed redevelopments and other capital projects recently placed in service.
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, depreciation and amortization increased $51.0 million, or 16.7%. This increase primarily relates to depreciation for properties acquired subsequent to September 30, 2008, completed redevelopments and other capital projects recently placed in service.
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
During the three and nine months ended September 30, 2009, we recognized impairment losses of $21.7 million and $24.7 million respectively, related to properties classified as held for use as of September 30, 2009. We recognized no such impairment losses during the three and nine months ended September 30, 2008.
General and Administrative Expenses
For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, general and administrative expenses decreased $11.7 million, or 42.8%. This decrease is primarily attributable to reductions in personnel and related expenses associated with our organizational restructurings (see Note 4 of the condensed consolidated financial statements in Item 1 for additional information) and reduced incentive compensation costs.
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, general and administrative expenses decreased $22.2 million, or 29.2%. This decrease is primarily attributable to reductions in personnel and related expenses.
For the year ending December 31, 2009, we estimate the reductions in personnel and related expenses associated with our organizational restructurings will reduce our consolidated general and administrative expenses by $22.0 million to $25.0 million as compared to the year ended December 31, 2008.

Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, other expenses, net increased by $7.2 million. The increase is primarily attributable to $2.8 million of restructuring costs incurred during the three months ended September 30, 2009 (see Note 4 of the condensed consolidated financial statements in Item 1 for additional information) and a net increase of $2.8 million in costs related to certain litigation matters.
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, other expenses, net decreased by $4.4 million. The decrease is primarily attributable to a $4.8 million write-off of certain communications hardware and capitalized costs (see Note 4 to the condensed consolidated financial statements in Item 1) in 2008, and a $5.3 million reduction in expenses of our self insurance activities, including a decrease in casualty losses on less than wholly owned properties from 2008 to 2009. These decreases are partially offset by increases of $2.8 million in restructuring costs incurred during the three months ended September 30, 2009 (see Note 4 of the condensed consolidated financial statements in Item 1 for additional information) and $0.8 million in costs related to certain litigation matters.
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
For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, interest income decreased $3.9 million. The decrease is primarily attributable to a $1.5 million decrease in accretion income related to a note receivable for which we ceased accretion following impairment of the note in 2008, and a decrease of $2.3 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances during 2009.
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, interest income decreased $9.5 million. The decrease is primarily attributable to a decrease of $7.4 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances, and a $4.1 million decrease in accretion income related to a note receivable for which we ceased accretion following impairment of the note in 2008. These decreases were partially offset by a $2.2 million net adjustment to accretion on certain discounted notes during the nine months ended September 30, 2008, resulting from a change in the timing and amount of collection.
Recovery of (Provision for) Losses on Notes Receivable
During the three months ended September 30, 2009, we recognized a $1.2 million net recovery of previously recognized provision for losses on notes receivable, as compared to a $0.8 million net provision for losses on notes receivable during the three months ended September 30, 2008. For the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, provision for losses on notes receivable decreased by $0.7 million. These favorable changes were primarily due to our recovery in 2009 of $1.4 million of previously recognized impairment losses on our note receivable related to a group purchasing organization (see Note 4 in our consolidated financial statements in Item 1 for additional information).
Interest Expense
For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, interest expense, which includes the amortization of deferred financing costs, decreased by $1.7 million, or 2.0%. Interest expense related to non-recourse property loans decreased by $0.5 million, from $82.5 million to $82.0 million, primarily due to lower balances during 2009. Interest expense related to corporate debt, which is primarily floating rate, decreased by $4.0 million, from $7.9 million to $3.9 million, primarily due to lower average balances and interest rates during 2009. Interest expense also decreased due to a $0.3 million reduction in prepayment penalties associated with refinancing activities, from $0.3 million in 2008 to less than $0.1 million in 2009. These decreases were partially offset by a $3.1 million decrease in capitalized interest, from $5.8 million in 2008 to $2.7 million in 2009, resulting from reduced redevelopment activity in 2009.
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, interest expense, which includes the amortization of deferred financing costs, decreased by $0.3 million, or 0.1%. Interest expense related to corporate debt, which is primarily floating rate, decreased by $15.6 million, from $27.7 million to $12.1 million, primarily due to lower average balances and interest rates during 2009. This decrease in corporate interest was substantially offset by increases in interest on property loans and prepayment penalties, and decreases in capitalized interest. Interest expense related to non-recourse property loans increased by $2.3 million, from $245.9 million to $248.2 million, primarily due higher average interest rates partially offset by lower average balances during 2009. In addition, interest expense increased by $0.5 million due to an increase in prepayment penalties associated with refinancing activities, from $3.0 million in 2008 to $3.5 million in 2009. Interest expense increased by $12.5 million due to a decrease in capitalized interest, from $19.6 million in 2008 to $7.1 million in 2009, resulting from reduced redevelopment activity in 2009.

Equity in Losses of Unconsolidated Real Estate Partnerships
Equity in losses of unconsolidated real estate partnerships includes our share of net losses of our unconsolidated real estate partnerships and is primarily driven by depreciation expense in excess of the net operating income recognized by such partnerships.
For the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, equity in losses of unconsolidated real estate partnerships increased by $2.6 million and $4.5 million, respectively. The increase in our share of losses during the nine months ended September 30, 2009, was primarily due to our sale in late 2008 of an interest in an unconsolidated real estate partnership that generated approximately $3.2 million of equity in earnings during the nine months ended September 30, 2008.
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
For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, gain on dispositions of unconsolidated real estate and other decreased $96.6 million. This decrease is primarily attributable to a gain of $98.4 million on our disposition in 2008 of interests in two unconsolidated real estate partnerships. This decrease was partially offset by a $3.9 million gain on the disposition in 2009 of our interest in a group purchasing organization (see Note 4 in our condensed consolidated financial statements in Item 1).
For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, gain on dispositions of unconsolidated real estate and other decreased $81.5 million. This decrease is primarily attributable to a gain of $98.4 million on our disposition in 2008 of interests in two unconsolidated real estate partnerships. This decrease was partially offset by $15.7 million of gains on the disposition of interests in unconsolidated partnerships during 2009. Gains recognized in 2009 consist of $8.6 million related to our receipt in 2009 of additional proceeds related to our disposition during 2008 of one of the partnership interests discussed above (see Note 3 in our condensed consolidated financial statements in Item 1), $3.9 million from the disposition of our interest in a group purchasing organization (see Note 4 in our condensed consolidated financial statements in Item 1), and $3.2 million from our disposition of an interest in an unconsolidated real estate partnership.
Income Tax Benefit
In conjunction with Aimco’s UPREIT structure, certain of our operations, such as property management, asset management and risk management, are conducted through, and certain of our properties are owned by, taxable subsidiaries. Income taxes related to the results of continuing operations of our taxable subsidiaries are included in income tax benefit in our consolidated statements of income.
For the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, income tax benefit decreased by $3.7 million. This decrease was primarily attributed to a decrease in losses of our taxable subsidiaries.
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

For the three months ended September 30, 2009 and 2008, income from discontinued operations totaled $69.1 million and $162.3 million, respectively. The $93.2 million decrease in income from discontinued operations was principally due to a $91.0 million decrease in gain on dispositions of real estate, net of income taxes, primarily attributable to fewer properties sold in 2009 as compared to 2008, and a $17.2 million decrease in operating income (inclusive of a $1.6 million increase in real estate impairment losses), partially offset by a $13.4 million decrease in interest expense.
For the nine months ended September 30, 2009 and 2008, income from discontinued operations totaled $109.9 million and $535.9 million, respectively. The $426.0 million decrease in income from discontinued operations was principally due to a $396.7 million decrease in gain on dispositions of real estate, net of income taxes, primarily attributable to fewer properties sold in 2009 as compared to 2008, and a $78.1 million decrease in operating income (inclusive of a $9.0 million increase in real estate impairment losses), partially offset by a $45.3 million decrease in interest expense.
During the three months ended September 30, 2009, we sold 28 consolidated properties for gross proceeds of $366.6 million and net proceeds of $137.8 million, resulting in a net gain on sale of approximately $74.1 million (which includes $3.2 million of related income taxes). During the three months ended September 30, 2008, we sold 43 consolidated properties for gross proceeds of $632.1 million and net proceeds of $299.5 million, resulting in a gain on sale of approximately $165.1 million (which is net of $4.0 million of related income taxes).
During the nine months ended September 30, 2009, we sold 57 consolidated properties for gross proceeds of $720.5 million and net proceeds of $259.6 million, resulting in a net gain on sale of approximately $131.8 million (which is net of $1.7 million of related income taxes). During the nine months ended September 30, 2008, we sold 88 consolidated properties for gross proceeds of $1,589.6 million and net proceeds of $760.9 million, resulting in a gain on sale of approximately $528.5 million (which is net of $21.1 million of related income taxes).
For the three and nine months ended September 30, 2009 and 2008, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of September 30, 2009.
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
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the non-Aimco partners’, or noncontrolling partners’, share of operating results of consolidated real estate partnerships. This generally includes the noncontrolling partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. As discussed in Note 2 to the condensed consolidated financial statements in Item 1, we adopted the provisions of SFAS 160, which are now codified in FASB ASC Topic 810, effective January 1, 2009. Prior to our adoption of SFAS 160, we generally did not recognize a benefit for the noncontrolling interest partners’ share of partnership losses for partnerships that have deficit noncontrolling interest balances and we generally recognized a charge to our earnings for distributions paid to noncontrolling partners for partnerships that had deficit noncontrolling interest balances. Under the updated provisions of FASB ASC Topic 810, we are required to attribute losses to noncontrolling interests even if such attribution would result in a deficit noncontrolling interest balance and we are no longer required to recognize a charge to our earnings for distributions paid to noncontrolling partners for partnerships that have deficit noncontrolling interest balances.
For the three months ended September 30, 2009, compared to the three months ended September 30, 2008, net earnings attributed to noncontrolling interests in consolidated real estate partnerships decreased by $26.8 million. This decrease is attributable to a reduction of $1.7 million in the noncontrolling interests in consolidated real estate partnerships’ share of gains on dispositions of real estate, due primarily to more sales in 2008 as compared to 2009, and a decrease of $20.4 million related to deficit distribution charges recognized as a reduction to our earnings. These decreases are in addition to the noncontrolling interest partners’ share of increased operating losses of other consolidated real estate partnerships in 2009 as compared to 2008.

For the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, net earnings attributed to noncontrolling interests in consolidated real estate partnerships decreased by $83.5 million. This decrease is primarily attributable to a reduction of $42.8 million related to the noncontrolling interests in consolidated real estate partnerships’ share of gains on dispositions of real estate, due primarily to more sales in 2008 as compared to 2009, $9.6 million of losses allocated to noncontrolling interests in 2009 that we would not have allocated to the noncontrolling interest partners in 2008 because to do so would have resulted in deficits in their noncontrolling interest balances, and a decrease of $18.7 million related to deficit distribution charges recognized as a reduction to our earnings. These decreases are in addition to the noncontrolling interest partners’ share of increased operating losses of other consolidated real estate partnerships in 2009 as compared to 2008.
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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the three and nine months ended September 30, 2009, we recorded impairment losses of $21.7 million and $24.7 million, respectively, related to properties to be held and used, due to a reduction in the estimated holding period for the properties. We recognized no such impairment losses during the three and nine months ended September 30, 2008.
Other assets in our consolidated balance sheet in Item 1 includes $75.4 million of goodwill related to our real estate segment as of September 30, 2009. We annually evaluate impairment of intangible assets using an impairment test that compares the fair value of the reporting unit with the carrying amounts, including goodwill. We performed our last impairment analysis during 2008 and concluded no impairment was necessary. We will perform our next impairment analysis during the fourth quarter of 2009 and do not anticipate recognizing an impairment of goodwill in connection with this analysis. As further discussed in Note 3 to the consolidated financial statements in Item 1, we allocate goodwill to real estate properties when they are sold or classified as held for sale, based on the relative fair values of these properties and the retained properties in our real estate segment. During the nine months ended September 30, 2009, we wrote off $6.5 million of goodwill in connection with properties sold or classified as held for sale.

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
During the three months ended September 30, 2009 and 2008, we recorded a net recovery of previously recognized provision for losses on notes receivable of $1.2 million and a provision for losses on notes receivable of $0.8 million, respectively. During the nine months ended September 30, 2009 and 2008, we recorded provisions for losses on notes receivable of $0.5 million and $1.1 million respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the three months ended September 30, 2009 and 2008, for continuing and discontinued operations, we capitalized $2.7 million and $5.9 million of interest costs, respectively, and $7.8 million and $18.8 million of site payroll and indirect costs, respectively. For the nine months ended September 30, 2009 and 2008, for continuing and discontinued operations, we capitalized $7.1 million and $19.9 million of interest costs, respectively, and $32.9 million and $57.5 million of site payroll and indirect costs, respectively.

Funds From Operations
FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002, White Paper, which we refer to as the White Paper. We calculate FFO (diluted) by subtracting redemption or repurchase related preferred OP Unit issuance costs and distributions on preferred OP Units and adding back distributions on dilutive preferred securities and discounts on preferred OP Unit redemptions or repurchases. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.
For the three and nine months ended September 30, 2009 and 2008, our FFO is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income attributable to the Partnership’s common unitholders (1)	$(43,510)	$175,489	$(115,996)	$399,042
Adjustments:
Depreciation and amortization	122,362	107,374	355,680	304,668
Depreciation and amortization related to non-real estate assets	(4,292)	(3,879)	(12,584)	(12,499)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(11,289)	(13,569)	(32,923)	(23,155)
Gain on dispositions of unconsolidated real estate and other	(3,345)	(99,954)	(18,580)	(100,118)
Gain on dispositions of non-depreciable assets and other	3,195	1,252	6,330	1,237
Deficit distributions to noncontrolling partners (3)	—	18,869	—	23,795
Discontinued operations:
Gain on dispositions of real estate, net of noncontrolling partners’ interest (2)	(37,666)	(128,289)	(79,220)	(443,590)
Depreciation of rental property, net of noncontrolling partners’ interest (2)	2,020	17,879	16,126	68,840
Recovery of deficit distributions to noncontrolling partners (3)	—	(1,980)	—	(9,139)
Income tax (benefit) expense arising from disposals	(3,181)	4,027	1,671	21,091
Preferred OP unit distributions	14,731	15,668	43,838	47,253
Preferred OP unit redemption related gains	—	(1,482)	(1,649)	(1,482)
Amounts allocable to participating securities	—	1,725	—	4,298

Funds From Operations	$39,025	$93,130	$162,693	$280,241
Preferred OP unit distributions	(14,731)	(15,668)	(43,838)	(47,253)
Preferred OP unit redemption related gains	—	1,482	1,649	1,482
Distributions on dilutive preferred securities	—	1,758	—	4,850
Amounts allocable to participating securities	(86)	(600)	(798)	(2,266)

Funds From Operations attributable to the Partnership’s common unitholders — diluted	$24,208	$80,102	$119,706	$237,054

Weighted average number of common units, common unit equivalents and dilutive preferred securities outstanding (4):
Common units and equivalents (5)	124,388	128,071	124,407	133,131
Dilutive preferred securities	—	3,303	—	3,086

Total	124,388	131,374	124,407	136,217

Notes:

(1)	Represents the numerator for earnings per common unit, calculated in accordance with GAAP (see Note 6 to the condensed consolidated financial statements in Item 1).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

(3)
Prior to our adoption of SFAS 160 (see Note 2 to the condensed consolidated financial statements in Item 1), we recognized deficit distributions to noncontrolling partners as charges in our income statement when cash was distributed to a noncontrolling partner in a consolidated partnership in excess of the positive balance in such partner’s noncontrolling interest balance. We recorded these charges for GAAP purposes even though there is no economic effect or cost. Deficit distributions to noncontrolling partners occurred when the fair value of the underlying real estate exceeded its depreciated net book value because the underlying real estate had appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to noncontrolling partners represented, in substance, either (a) our recognition of depreciation previously allocated to the noncontrolling partner or (b) a payment related to the noncontrolling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we added back deficit distributions and subtracted related recoveries in our reconciliation of net income to FFO. Subsequent to the adoption of SFAS 160, effective January 1, 2009, we may reduce the balance of noncontrolling interests below zero in such situations and we are no longer required to recognize such charges in our income statement.

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
The state of credit markets and related effect on the overall economy may have an adverse affect on our liquidity, both through increases in interest rates and credit risk spreads, and access to financing. As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred units and assets. Based on our net variable rate liabilities, preferred units and assets outstanding at September 30, 2009, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce our income attributable to the Partnership’s common unitholders by approximately $3.6 million on an annual basis. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For future refinancing activities, our liquidity and cost of funds may be affected by increases in base interest rates or higher credit risk spreads. If timely property financing options are not available for maturing debt, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
As further discussed in Note 2 to our condensed consolidated financial statements in Item 1, at September 30, 2009, we had total rate of return swap positions with two financial institutions with notional amounts totaling $365.4 million. We use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed rate tax-exempt bonds payable and fixed rate notes payable to variable interest rates indexed to the SIFMA rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a credit risk spread. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of September 30, 2009, we had total rate of return swaps with notional amounts totaling $320.2 million and $45.2 million, and maturity dates in May 2012 and October 2012, respectively.

The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, we have a non-recourse obligation to provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. At September 30, 2009, we were not required to provide cash collateral based on the loan-to-value ratios of the real estate properties serving as collateral under these agreements.
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
As of September 30, 2009, the amount available under our revolving credit facility was $119.5 million (after giving effect to $15.1 million of outstanding borrowings and $45.4 million outstanding for undrawn letters of credit issued under the revolving credit facility). Our total outstanding term loan of $260.0 million at September 30, 2009, matures in the first quarter 2011. Additionally, we have limited obligations to fund redevelopment commitments during the year ending December 31, 2009, and no development commitments.
At September 30, 2009, we had $107.0 million in cash and cash equivalents, a decrease of $192.6 million from December 31, 2008. At September 30, 2009, we had $246.8 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital expenditures, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the nine months ended September 30, 2009, our net cash provided by operating activities of $137.4 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities, including amounts related to our organizational restructuring (see Note 4 to the condensed consolidated financial statements in Item 1). Cash provided by operating activities decreased $211.4 million compared with the nine months ended September 30, 2008, driven primarily by a $120.3 million decrease in operating income of our consolidated properties, including those classified in discontinued operations, which was attributable to property sales in 2009 and 2008, a $47.0 million decrease in promote income, which is generated by the disposition of properties by consolidated real estate partnerships, and an increase in payments on operating accounts payable and accrued expenses, including payments related to our restructuring accrual, in 2009 as compared to 2008.
Investing Activities
For the nine months ended September 30, 2009, our net cash provided by investing activities of $386.3 million consisted primarily of proceeds from disposition of real estate, partially offset by capital expenditures.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the nine months ended September 30, 2009, we sold 57 consolidated properties. These properties were sold for an aggregate sales price of $723.2 million and generated proceeds totaling $689.0 million, after the payment of transaction costs and debt prepayment penalties. The $689.0 million in proceeds is inclusive of promote income and debt assumed by buyers, which are excluded from proceeds from disposition of real estate in the consolidated statement of cash flows. Sales proceeds were used primarily to repay property debt and for other corporate purposes.
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
CR represents the share of capital expenditures that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of expenditures that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CR and CI exclude capital expenditures for casualties and redevelopment. Casualty expenditures represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment expenditures represent expenditures that substantially upgrade the property. For the nine months ended September 30, 2009, we spent a total of $54.0 million, $40.8 million, $11.0 million and $97.4 million on CR, CI, casualties and redevelopment, respectively.
The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the nine months ended September 30, 2009, on a per unit and total dollar basis. Per unit numbers for CR and CI are based on approximately 98,112 average units for the year, including 82,032 conventional units and 16,080 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units. Total capital expenditures are reconciled to our condensed consolidated statement of cash flows for the same period (in thousands, except per unit amounts).

		Per
	Our Share of	Effective
	Expenditures	Unit
Capital Replacements Detail:
Building and grounds	$24,689	$252
Turnover related	23,503	240
Capitalized site payroll and indirect costs	5,846	60

Our share of Capital Replacements	$54,038	$552

Capital Replacements:
Conventional	$50,138	$611
Affordable	3,900	$243

Our share of Capital Replacements	54,038	$552

Capital Improvements:
Conventional	37,180	$453
Affordable	3,618	$225

Our share of Capital Improvements	40,798	$416

Casualties:
Conventional	10,735
Affordable	217

Our share of casualties	10,952

Redevelopment:
Conventional projects	55,526
Tax credit projects (1)	41,851

Our share of redevelopment	97,377

Our share of capital expenditures	203,165

Plus noncontrolling partners’ share of consolidated spending	15,223
Less our share of unconsolidated spending	(497)

Total capital expenditures per condensed consolidated statement of cash flows	$217,891

(1)	Redevelopment spending on tax credit projects is substantially funded from tax credit investor contributions.

Included in the above spending for CI, casualties and redevelopment, was approximately $30.3 million of our share of capitalized site payroll and indirect costs related to these activities for the nine months ended September 30, 2009.
Financing Activities
For the nine months ended September 30, 2009, net cash used in financing activities of $716.3 million was primarily attributed to debt principal payments, distributions paid to common and preferred unitholders and distributions to noncontrolling interests. Proceeds from property loans partially offset the cash outflows.
Mortgage Debt
At September 30, 2009 and December 31, 2008, we had $5.9 billion and $6.3 billion, respectively, in consolidated mortgage debt outstanding, which included $47.9 million and $432.5 million, respectively, of mortgage debt classified within liabilities related to assets held for sale. During the nine months ended September 30, 2009, we refinanced or closed mortgage loans on 37 properties generating $681.2 million of proceeds from borrowings with a weighted average interest rate of 5.75%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $43.6 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance mortgage debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
As of September 30, 2009, the balance of property debt maturing through 2011 totaled $265.4 million and was related to nine loans. Of these loans, refunding risk has been eliminated on all but four loans totaling $234.5 million, which are expected to be refinanced at maturity in 2011.
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
During the three and nine months ended September 30, 2009, changes in the fair values of these financial instruments resulted in increases of $3.5 million and $3.4 million, respectively, in the carrying amount of the hedged borrowings and equal decreases in accrued liabilities and other. At September 30, 2009, the cumulative recognized changes in the fair value of these financial instruments resulted in a $26.1 million reduction in the carrying amount of the hedged borrowings offset by an equal increase in accrued liabilities and other. The cumulative changes in the fair values of the hedged borrowings and related swaps reflect the recent uncertainty in the credit markets which has decreased demand and increased pricing for similar debt instruments.
During the three and nine months ended September 30, 2009, we received net cash receipts of $4.0 million and $13.0 million, respectively, under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity. At September 30, 2009, we were not required to provide cash collateral pursuant to the total return swaps. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our liquidity.
See Note 2 of the condensed consolidated financial statements in Item 1 for additional information on our total rate of return swaps and related borrowings.

Term Loan and Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, which we refer to as the Credit Agreement. As of September 30, 2009, the Credit Agreement consisted of aggregate commitments of $440.0 million, comprised of a $260.0 million term loan and $180.0 million of revolving loan commitments. The term loan bears interest at LIBOR plus 1.5%, or at our option, a base rate equal to the prime rate, and matures March 2011. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 4.25% with a LIBOR floor of 2.00% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments and repayment of the remaining term loan balance by February 1, 2011. Pursuant to the Credit Agreement, while any balance under the term loan is outstanding, Aimco’s repurchase of shares of its Class A Common Stock are permitted with 50% of net asset sale proceeds if the other 50% of such net asset sale proceeds are applied to repay the term loan. The Credit Agreement permits us to increase revolving commitments by up to $320.0 million, subject to our obtaining such commitments from eligible lenders.
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
At September 30, 2009, the term loan had an outstanding principal balance of $260.0 million and a weighted average interest rate of 1.74% and we had outstanding borrowings under the revolving credit facility of $15.1 million with a weighted average interest rate of 6.25% (based on the Prime rate). The amount available under the revolving credit facility at September 30, 2009, was $119.5 million (after giving effect to $15.1 million of outstanding borrowings and $45.4 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes; provided that pursuant to the Sixth Amendment, revolving loans are generally not permitted to be used to fund Aimco’s repurchase of shares of its Class A Common Stock. During October 2009, we repaid $50.0 million of the outstanding balance of the term loan, leaving a remaining balance of $210.0 million at October 30, 2009.
Partners’ Capital Transactions
During the nine months ended September 30, 2009, we paid cash distributions totaling $44.5 million and $104.4 million to preferred and common unitholders, respectively, and cash distributions totaling $71.1 million to noncontrolling interest partners. Additionally, during the nine months ended September 30, 2009, we paid distributions totaling $149.0 million to Aimco through the issuance of approximately 15.5 million common OP units.
During the nine months ended September 30, 2009, Aimco repurchased 12 shares, or $6.0 million in liquidation preference, of its CRA Preferred Stock for $4.2 million. Concurrent with Aimco’s repurchase, we repurchased from Aimco an equivalent number of our CRA Preferred Units.
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
We had $937.7 million of floating rate debt and $67.0 million of floating rate preferred units outstanding at September 30, 2009. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($474.7 million), floating rate secured notes ($179.4 million), revolving loans ($15.0 million) and term loans ($260.0 million). At September 30, 2009, we had approximately $511.8 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. The effect of our interest bearing assets would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt floating interest rates have been at a ratio of less than 1:1 with changes in taxable floating interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1989 has averaged 73% of the 30-day LIBOR rate. If the historical relationship continues, on an annual basis, an increase in 30-day LIBOR of 1.0% (0.73% in tax-exempt interest rates) with constant credit risk spreads would result in our net income and our net income attributable to the Partnership’s common unitholders being reduced by $3.2 million and $3.6 million, respectively.
The estimated aggregate fair value and carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.2 billion at September 30, 2009. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $6.2 billion to $5.9 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $6.2 billion to $6.6 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. During the three months ended September 30, 2009, Aimco acquired noncontrolling limited partnership interests in a consolidated real estate partnership in exchange for the issuance of approximately 6,300 shares of common stock. Concurrent with Aimco’s issuance of common stock, we issued to Aimco 6,300 common partnership units. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
(c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2009, no common OP Units were redeemed in exchange for Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for the three months ended September 30, 2009.

				Maximum Number
			Total Number of	of Units that
	Total	Average	Units Purchased	May Yet Be
	Number	Price	as Part of Publicly	Purchased Under
	of Units	Paid	Announced Plans	the Plans or
Period	Purchased	per Unit	or Programs (1)	Programs (2)
July 1 – July 31, 2009	6,947	$9.47	N/A	N/A
August 1 – August 31, 2009	238	$9.91	N/A	N/A
September 1 – September 30, 2009	2,027	$11.63	N/A	N/A

Total	9,212	$9.96

(1)
The terms of our Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of our Partnership Agreement, we have no publicly announced plans or programs of repurchase. However, whenever Aimco repurchases shares of its Class A Common Stock, it is expected that Aimco will fund the repurchase with proceeds from a concurrent repurchase by us of common OP Units held by Aimco at a price per unit that is equal to the price per share paid for the Class A Common Stock.

(2)
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of Class A Common Stock. As of September 30, 2009, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

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
The following exhibits are filed with this report:

EXHIBIT NO. (1)

10.1
Seventh Amendment to Senior Secured Credit Agreement, dated as of August 4, 2009, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed on August 6, 2009, is incorporated herein by this reference)

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
Paul Beldin
Senior Vice President and Chief Accounting Officer
Date: October 30, 2009

Exhibit Index

EXHIBIT NO. (1)

10.1
Seventh Amendment to Senior Secured Credit Agreement, dated as of August 4, 2009, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, filed on August 6, 2009, is incorporated herein by this reference)

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