Form 10-K
period 2009-12-31
AIMCO PROPERTIES LP
filed 2010-02-26
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Partnership Common Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 24, 2010, there were 124,342,598 Partnership Common Units outstanding.

Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 26, 2010, are incorporated by reference into Part III of this Annual Report.

AIMCO PROPERTIES, L.P.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of acquisitions and redevelopments, our future financial performance, including our ability to maintain current or meet projected occupancy, rent levels and same store results, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions and dispositions; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.
PART I

Item 1.	Business
The Partnership
AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries, was formed on May 16, 1994, to engage in the acquisition, ownership, management and redevelopment of apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units, which are collectively referred to as OP Units. Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP Trust, or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. “Limited Partners” refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P. as amended, or the Partnership Agreement.
We, through our operating divisions and subsidiaries, hold substantially all of Aimco’s assets and manage the daily operations of Aimco’s business and assets. Aimco is required to contribute all proceeds from offerings of its securities to us. In addition, substantially all of Aimco’s assets must be owned through the Partnership; therefore, Aimco is generally required to contribute all assets acquired to us. In exchange for the contribution of offering proceeds or assets, Aimco receives additional interests in us with similar terms (e.g., if Aimco contributes proceeds of a preferred stock offering, Aimco (through the General Partner and Special Limited Partner) receives preferred OP Units with terms substantially similar to the preferred stock issued by Aimco).
Aimco frequently consummates transactions for our benefit. For legal, tax or other business reasons, Aimco may hold title or ownership of certain assets until they can be transferred to us. However, we have a controlling financial interest in substantially all of Aimco’s assets in the process of transfer to us.

We own an equity interest in, and consolidate the majority of, the properties in our owned real estate portfolio. These properties represent the consolidated real estate holdings in our financial statements, which we refer to as consolidated properties. In addition, we have an equity interest in, but do not consolidate for financial statement purposes, certain properties that are accounted for under the equity or cost methods. These properties represent our investment in unconsolidated real estate partnerships in our financial statements, which we refer to as unconsolidated properties. Additionally, we provide property management and asset management services to certain properties, and in certain cases, we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund. Our equity holdings and managed properties are as follows as of December 31, 2009:

	Total Portfolio
	Properties	Units

Consolidated properties	426	95,202
Unconsolidated properties	77	8,478
Property management	22	2,095
Asset management	345	29,879

Total	870	135,654

At December 31, 2009, we had outstanding 122,509,304 common OP Units, 28,096,618 preferred OP Units and 2,344,719 High Performance Units (see Note 11 to the consolidated financial statements in Item 8). At December 31, 2009, Aimco owned 116,479,791 of the common OP Units and 24,940,134 of the preferred OP Units.
Since Aimco’s initial public offering in July 1994, we have completed numerous transactions, including purchases of properties and interests in entities that own or manage properties, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to a peak of over 2,100 properties with 379,000 apartment units. As of December 31, 2009, our portfolio of owned and/or managed properties consists of 870 properties with 135,654 apartment units.
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
Financial Information About Industry Segments
We operate in two reportable segments: real estate (owning, operating and redeveloping apartments) and investment management (portfolio management and asset management, which are further discussed in the Business Overview). For further information on these segments, see Note 17 of the consolidated financial statements in Item 8, and Management’s Discussion and Analysis in Item 7.

Business Overview
Our principal financial objective is to increase long-term OP unitholder value, both as measured by Net Asset Value, which is the estimated fair value of our assets, net of debt, or NAV, and total unitholder return.
We strive to meet our objectives through:
•	property operations — using scale and technology to increase the effectiveness and efficiency of attracting and retaining apartment residents;

•
portfolio management — allocating capital among geographic markets and apartment property types, primarily Class B and B+ quality apartments that are well located within the 20 largest U.S. markets, through sales, redevelopment and/or acquisitions;

•	managing our cost and risk of capital by using leverage that is largely long-term, laddered in maturity, non-recourse and property specific; and

•	reducing our general and administrative and certain other costs through outsourcing and standardization.
Our business is organized around two core activities: Property Operations and Investment Management. These core activities, along with our financial strategy, are described in more detail below.
Property Operations
Our portfolio is comprised of two business components: conventional and affordable. Our conventional operations, which provide 88% of our property net operating income and are market-rate apartments with rents paid by the resident, include 243 properties with 74,030 units. Our affordable operations provide 12% of our property net operating income and consist of 260 properties with 29,650 units, with rents that are generally paid, in whole or part, by a government agency. Affordable properties tend to have relatively more stable rents and higher occupancy due to government rent payments and thus are much less affected by market fluctuations.
We operate a broad range of property types, from suburban garden-style to urban high-rise properties in 44 states, the District of Columbia and Puerto Rico at a range of average monthly rental rates. On average, our portfolio rents are somewhat above the average rents in the local markets. This diversification in geography insulates us, to some degree, from inevitable downturns in any one market.
Our property operations currently are organized into five areas, which are further subdivided according to our target markets. To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations within each area to an area operations leader with regular senior management reviews. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated an area financial officer to support each area operations leader, and with the exception of routine maintenance, our specialized Construction Services group manages all on-site improvements, thus reducing the need for the area operations leaders to spend time on oversight of construction projects.
We seek to improve our oversight of property operations by: developing better systems; standardizing business goals, operational measurements and internal reporting; and enhancing financial controls over field operations. Our objectives are to focus on the areas discussed below:
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

•
Revenue Management. For our conventional properties, we have a centralized revenue management system that leverages people, processes and technology to work in partnership with our area operational management teams to develop rental rate pricing. We seek to increase revenue by optimizing the balance between rental and occupancy rates. We are also focused on the automation of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We have standardized policies for new and renewal pricing with timely data and analyses by floor-plan, thereby enabling us to maximize our ability to modify pricing, even in challenging sub-markets.

•
Controlling Expenses. Cost controls are accomplished by local focus at the area level and by taking advantage of economies of scale at the corporate level. As a result of the size of our portfolio and our area concentrations of properties, we have the ability to spread over a large property base the fixed costs for general and administrative expenditures and certain operating functions, such as purchasing, insurance and information technology.

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

•
Maintaining and Improving Property Quality. We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2009, we spent $70.3 million (our share), or $723 per owned apartment unit, for Capital Replacements, which represent the share of additions that are deemed to replace the consumed portion of acquired capital assets. Additionally, we spent $53.4 million (our share), or $549 per owned apartment unit, for Capital Improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition.

Investment Management
Investment management includes activities related to our owned portfolio of properties as well as services provided to affiliated partnerships. Investment management includes portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. Within our owned portfolio, we refer to these activities as Portfolio Management, and their benefit is seen in property operating results and investment gains. For affiliated partnerships, we refer to these activities as asset management for which we are separately compensated through fees paid by third party investors.
Portfolio Management
Portfolio Management involves the ongoing allocation of investment capital to meet our geographic and product type goals. We target geographic balance in our diversified portfolio in order to optimize risk-adjusted returns and to avoid the risk of undue concentration in any particular market. We also seek to balance the portfolio by product type, with both high quality properties in excellent locations and also high land value properties that support redevelopment activities. We intend to slightly reduce our allocation of capital to affordable properties to 10% of our NAV.
Our geographic allocation strategy focuses on our target markets to reduce volatility in and our dependence on particular areas of the country. We believe our target markets are deep, relatively liquid and possess desirable long-term growth characteristics. They are primarily coastal markets, and also include a number of Sun Belt cities and Chicago, Illinois. We may also invest in other markets on an opportunistic basis. We intend to upgrade the quality of our portfolio through the sale of approximately 5% to 10% of our portfolio annually, with the proceeds generally used to increase our allocation of capital to well located properties within our target markets through capital investments, redevelopment or acquisitions. We expect that increased geographic focus will also add to our investment knowledge and increase operating efficiencies based on local economies of scale.
Our portfolio management activities include strategic portfolio and capital allocation decisions including transactions to buy, sell or modify our ownership interest in properties, including through the use of partnerships and joint ventures, and to increase our investment in existing properties through redevelopment. The purpose of these transactions is to adjust our investments to reflect our decisions regarding target allocations to geographic markets and to investment types.
We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. Redevelopment work also includes seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add residential units to a site. We have historically undertaken a range of redevelopment projects: from those in which a substantial number of all available units are vacated for significant renovations to the property, to those in which there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis. We have a specialized Redevelopment and Construction Services group to oversee these projects.

During 2009, we increased our allocation of capital to our target markets by disposing of 68 conventional properties located primarily outside of our target markets or in less desirable locations within our target markets and by investing $66.8 million in redevelopment of conventional properties. As of December 31, 2009, our conventional portfolio included 243 properties with 74,030 units in 38 markets. As of December 31, 2009, conventional properties in our target markets comprised 88% of our NAV attributable to our conventional properties. Our top five markets by net operating income contribution include the metropolitan areas of Washington, D.C.; Los Angeles, California; “Other” Florida (which is comprised of Ft. Lauderdale, Jacksonville, Orlando, Palm Beach County and Tampa); Chicago, Illinois and Boston, Massachusetts.
During 2009, we invested $46.0 million in redevelopment of affordable properties, funded primarily by proceeds from the sale of tax credits to institutional partners. As with conventional properties, we also seek to dispose of properties that are inconsistent with our long-term investment and operating strategies. During 2009, we sold 22 properties from our affordable portfolio. As of December 31, 2009, our affordable portfolio included 260 properties with 29,650 units.
Financial Strategy
We are focused on maintaining a safe balance sheet, including minimizing or eliminating our recourse debt and near term property debt maturities as well as minimizing our cost of capital on a risk adjusted basis. We primarily use non-recourse and amortizing property debt with laddered maturities and minimize reliance on corporate debt. The lower risk inherent in non-recourse property debt permits us to operate with higher debt leverage and a lower weighted average cost of capital. We use floating rate property and corporate debt to provide lower interest costs over time at a level that considers acceptable earnings volatility.
During 2009, using proceeds from asset dispositions, we repaid $310.0 million of our term loan, which matures in March 2011, leaving a remaining outstanding balance of $90.0 million at December 31, 2009. We repaid an additional $45.0 million through February 26, 2010, leaving a remaining outstanding balance of $45.0 million.
During 2009, we also focused on reducing refunding risk by accelerating refinancing of property loans maturing prior to 2012. At the beginning of 2009, property debt totaling $753.0 million was scheduled to mature prior to 2012. During 2009, through refinancing, repayment and property sales, we reduced these maturities by 69%, or $516.3 million, and eliminated all 2010 property debt maturities. As of December 31, 2009, five loans totaling $236.7 million were scheduled to mature in 2011. During January 2010, we extended the maturity of one of these loans for $65.0 million to 2013. We expect to refinance the remaining four loans, totaling $171.7 million ($101.2 million our share), at their maturity.
As of December 31, 2009, we had a $180.0 million revolving credit facility and borrowings available of $136.2 million (after giving effect to $43.8 million outstanding for undrawn letters of credit). The revolving credit facility matures in May 2011 and has a one year extension option, subject to certain terms.
Competition
In attracting and retaining residents to occupy our properties we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services. The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. In certain markets there exists oversupply of single family homes and condominiums and a reduction of households, both of which affect the pricing and occupancy of our rental apartments. Additionally, we compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping and managing apartment properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price that we pay in such acquisitions.
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

Employees
At December 31, 2009, we had approximately 3,500 employees, of which approximately 2,800 were at the property level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. As of December 31, 2009, unions represented 115 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.

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
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the properties and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2009, substantially all of the properties that we owned or controlled were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
Our strategy is generally to incur debt to increase the return on our capital while maintaining acceptable coverage ratios. For the year ended December 31, 2009, as calculated based on the provisions in our credit agreement, which is further discussed in Note 7 to the consolidated financial statements in Item 8, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.59:1 and a ratio of earnings to fixed charges of 1.36:1. On February 3, 2010, we and our lenders agreed to reduce the covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges from 1.50:1 and 1.30:1, respectively, to 1.40:1 and 1.20:1, respectively. We expect to remain in compliance with these covenants.
At December 31, 2009, we had swap positions with two financial institutions totaling $353.1 million. The related swap agreements provide for collateral calls to maintain specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and, to an important extent in 2009, on the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets. During 2009, the United States credit markets (outside of multi-family) experienced significant liquidity disruptions, which caused the spreads on debt financings to widen considerably and made obtaining financing, both non-recourse property debt and corporate borrowings, such as our term loan or revolving credit facility, more difficult.
Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets, which would adversely affect our ability to obtain non-recourse property debt financing. Additionally, further or prolonged disruptions in the credit markets may also affect our ability to renew our credit facility with similar commitments when it matures in May 2012 (inclusive of a one year extension option).
If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure on the properties securing such debt and loss of income and asset value, each of which would adversely affect our liquidity.

Increases in interest rates would increase our interest expense and reduce our profitability.
As of December 31, 2009, we had approximately $654.6 million of variable-rate indebtedness outstanding and $67.0 million of variable rate preferred OP Units outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was about two-thirds, or $433.9 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1989 has averaged 73% of the 30-day LIBOR rate. At December 31, 2009, we had approximately $440.9 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. The effect of our interest-bearing assets would partially reduce the effect of an increase in variable interest rates. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (73 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income being reduced by $1.1 million and income attributable to the Partnership’s common unitholders being reduced by $1.6 million on an annual basis.
Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures or adversely affect our ability to pay distributions.
Our ability to fund necessary capital expenditures on our properties depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our properties, we may not be able to preserve the competitiveness of our properties, which could adversely affect our net operating income.
Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Our net operating income and liquidity may be adversely affected by events or conditions beyond our control, including:
•	the general economic climate;

•
an inflationary environment in which the costs to operate and maintain our properties increase at a rate greater than our ability to increase rents only upon renewal of existing leases or at the inception of new leases;

•	competition from other apartment communities and other housing options;

•	local conditions, such as loss of jobs, unemployment rates or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•	changes in governmental regulations and the related cost of compliance;

•	increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•	changes in interest rates and the availability of financing.
Increases in inflation or jobless rates could adversely affect our results of operations and liquidity.
In an inflationary environment, the costs to operate and maintain our properties may increase, although we may increase rents upon renewal of existing leases or at the inception of new leases. However, if we are unable to increase rents at levels commensurate with the increases in operating costs, our results of operations and liquidity would be adversely affected. If unemployment rates rise or remain at elevated levels, we may not be able to raise rental rates at our properties, which, coupled with inflationary pressures discussed above, could adversely affect our results of operations and liquidity.
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

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs such as litigation;

•	we may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

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

We are insured for certain risks, and the cost of insurance, increased claims activity or losses resulting from casualty events may affect our operating results and financial condition.
We are insured for a portion of our consolidated properties’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected property and any related insurance proceeds. In many instances, the actual cost to repair or replace the property may exceed its net book value and the amount of any insurance proceeds. We also insure certain unconsolidated properties for a portion of their exposure to such losses. With respect to our consolidated properties, we recognize the uninsured portion of losses as part of casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage and general liability exposure. With respect to our insurance obligations to unconsolidated properties and our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance (or reinsurance where we insure unconsolidated properties) to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.
Natural disasters and severe weather may affect our operating results and financial condition.
Natural disasters and severe weather such as hurricanes may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. We cannot accurately predict natural disasters or severe weather, or the number and type of such events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. Although we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from natural disasters or severe weather in the future that exceed our previous experience and assumptions.
We depend on our senior management.
Our success depends upon the retention of our senior management, including Terry Considine, Aimco’s chief executive officer. We have a succession planning and talent development process that is designed to identify potential replacements and develop our team members to provide depth in the organization and a bench of talent on which to draw. However, there are no assurances that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees.
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
We may be subject to litigation associated with partnership transactions that could increase our expenses and prevent completion of beneficial transactions.
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
We own consolidated and unconsolidated equity interests in certain properties and manage other properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the U.S. Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax-credit equity, or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. We usually need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property. We may not always receive such approval.

During 2009, 2008 and 2007, for continuing operations, our rental revenues include $140.3 million, $132.3 million and $121.4 million, respectively, of subsidies from government agencies. Any loss of such benefits would adversely affect our liquidity and results of operations.
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
A third party is not likely to make an offer to acquire the Partnership unless that third party is also acquiring control of Aimco. The 8.7% ownership limit in Aimco’s charter may have the effect of delaying or precluding acquisition of control of Aimco by a third party without the consent of Aimco’s board of directors. Aimco’s charter authorizes its board of directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2009, 426,157,736 shares were classified as Aimco Class A Common Stock, of which 116,479,791 were outstanding, and 84,429,764 shares were classified as preferred stock, of which 24,950,134 were outstanding. Under Aimco’s charter, its board of directors has the authority to classify and reclassify any of Aimco’s unissued shares of preferred stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitation as to dividends, qualifications or terms or conditions of redemptions as Aimco’s board of directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control was in the best interests of Aimco’s stockholders or the Partnership’s Limited Partners.
The Maryland General Corporation Law may limit the ability of a third party to acquire control of Aimco and, therefore, the Partnership.
As noted above, a third party is not likely to make an offer to acquire the Partnership unless that third party is also acquiring control of Aimco. As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire Aimco and of increasing the difficulty of consummating any such offers, even if an acquisition would be in the best interests of Aimco’s stockholders or the Limited Partners. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between Aimco and any person who acquires directly or indirectly beneficial ownership of shares of Aimco’s stock representing 10% or more of the voting power without prior approval of Aimco’s board of directors. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of Aimco’s capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. To date, Aimco has not adopted a shareholders’ rights plan. In addition, the Maryland General Corporation Law provides that corporations that:
•	have at least three directors who are not officers or employees of the entity or related to an acquiring person; and

•	has a class of equity securities registered under the Securities Exchange Act of 1934, as amended, may elect in their charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle that provides that:
•	the corporation will have a staggered board of directors;

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
Our portfolio includes garden style, mid-rise and high-rise properties located in 44 states, the District of Columbia and Puerto Rico. Our geographic allocation strategy focuses on target markets which are grouped by region below. The following table sets forth information on all of our properties as of December 31, 2009 and 2008:

	2009		2008
	Number of	Number	Number of	Number
	Properties	of Units	Properties	of Units

Conventional:
Pacific	37	10,274	38	10,504
Northeast	62	18,270	67	21,221
Sunbelt	77	23,546	106	31,481
Chicago	15	4,633	19	5,555

Total target markets	191	56,723	230	68,761
Opportunistic and other markets	52	17,307	81	25,735

Total conventional owned and managed	243	74,030	311	94,496

Affordable owned and managed	260	29,650	288	32,836
Property management	22	2,095	34	3,252
Asset management	345	29,879	359	32,223

Total	870	135,654	992	162,807

At December 31, 2009, we owned an equity interest in and consolidated 426 properties containing 95,202 apartment units, which we refer to as “consolidated properties.” These consolidated properties contain, on average, 223 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers and tennis courts. Many of the apartment units offer features such as vaulted ceilings, fireplaces, washer and dryer hook-ups, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III — Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2009, we held an equity interest in and did not consolidate 77 properties containing 8,478 apartment units, which we refer to as “unconsolidated properties.” In addition, we provided property management services for 22 properties containing 2,095 apartment units, and asset management services for 345 properties containing 29,879 apartment units. In certain cases, we may indirectly own generally less than one percent of the economic interest in such properties through a partnership syndication or other fund.
Substantially all of our consolidated properties are encumbered by property debt. At December 31, 2009, our consolidated properties classified as held for use in our consolidated balance sheet were encumbered by aggregate property debt totaling $5,547.3 million having an aggregate weighted average interest rate of 5.50%. Such property debt was collateralized by 412 properties with a combined net book value of $6,868.3 million. Included in the 412 properties, we had a total of 31 property loans on 15 properties, with an aggregate principal balance outstanding of $366.1 million, that were each collateralized by property and cross-collateralized with certain (but not all) other property loans within this group of property loans (see Note 6 of the consolidated financial statements in Item 8 for additional information about our property debt).

Item 3.	Legal Proceedings
None.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2009.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no public market for the OP Units, and we do not intend to list the OP Units on any securities exchange. In addition, the Partnership Agreement restricts the transferability of OP Units. The following table sets forth the distributions declared per common OP Unit in each quarterly period during the two years ended December 31, 2009 and 2008:

Quarter Ended	2009	2008

December 31	$0.20	$3.88	(1)
September 30	0.10	3.00	(1)
June 30	0.10	0.60
March 31	0.00	0.00

(1)
During 2008, we declared special distributions which were paid part in cash and part in common OP Units issued to Aimco as further discussed in Note 11 to the consolidated financial statements in Item 8. These special distributions were in connection with special dividends declared by Aimco’s board of directors to address taxable gains from 2008 property sales.

Aimco’s board of directors determines and declares Aimco’s dividends. In making a dividend determination, Aimco’s board of directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs and other uses of cash, such as for deleveraging and accretive investment activities. Aimco’s board of directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing facts and circumstances. We intend for our distributions to be consistent with Aimco’s dividends.
On February 24, 2010, there were 124,342,598 common OP Units outstanding, held by 2,440 unitholders of record.
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
During the three and twelve months ended December 31, 2009, approximately 379,400 and 518,800 common OP Units were redeemed in exchange for an equal number of shares of Aimco Class A Common Stock, respectively. During the three and twelve months ended December 31, 2009, no preferred OP Units were redeemed in exchange for shares of Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for the three months ended December 31, 2009:

			Total Number of	Maximum Number
			Units Purchased	of Units that
			as Part of	May Yet Be
	Total Number	Average	Publicly	Purchased Under
	of Units	Price Paid	Announced Plans	Plans or Programs
Fiscal period	Purchased	per Unit	or Programs (1)	(2)
October 1 — October 31, 2009	25,026	$14.33	N/A	N/A
November 1 — November 30, 2009	752	14.34	N/A	N/A
December 1 — December 31, 2009	31,224	13.86	N/A	N/A

Total	57,002	$14.07

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

(2)
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of Class A Common Stock. There were no repurchases of Aimco’s equity securities during the year ended December 31, 2009. As of December 31, 2009, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

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

	For the Years Ended December 31,
	2009	2008 (1) (2)	2007 (2)	2006 (2)	2005 (2)
	(dollar amounts in thousands, except per unit data)
OPERATING DATA:
Total revenues	$1,195,763	$1,243,170	$1,174,457	$1,084,552	$894,060
Total operating expenses (3)	(1,085,250)	(1,185,071)	(989,658)	(909,784)	(751,516)
Operating income (3)	110,513	58,099	184,799	174,768	142,544
Loss from continuing operations (3)	(196,217)	(117,092)	(45,360)	(39,965)	(30,640)
Income from discontinued operations, net (4)	152,237	744,880	171,615	329,947	160,450
Net (loss) income	(43,980)	627,788	126,255	289,982	129,810
Net income attributable to noncontrolling interests	(22,442)	(155,749)	(92,138)	(92,917)	(49,064)
Net income attributable to preferred unitholders	(56,854)	(61,354)	(73,144)	(90,527)	(98,946)
Net (loss) income attributable to the Partnership’s common unitholders	(123,276)	403,700	(43,508)	104,592	(22,458)
Earnings (loss) per common unit — basic and diluted (5):
Loss from continuing operations attributable to the Partnership’s common unitholders	$(1.75)	$(1.95)	$(1.40)	$(1.48)	$(1.33)
Net (loss) income attributable to the Partnership’s common unitholders	$(1.00)	$4.11	$(0.42)	$0.99	$(0.21)

BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$6,962,866	$7,126,142	$6,902,079	$6,437,359	$5,708,824
Total assets	7,922,139	9,456,721	10,631,746	10,305,903	10,031,761
Total indebtedness	5,690,310	6,069,804	5,683,884	4,969,185	4,283,278
Total partners’ capital	1,550,374	1,661,600	2,152,326	2,753,617	3,164,111

OTHER INFORMATION:
Distributions declared per common unit	$0.40	$7.48	$4.31	$2.40	$3.00
Total consolidated properties (end of period)	426	514	657	703	619
Total consolidated apartment units (end of period)	95,202	117,719	153,758	162,432	158,548
Total unconsolidated properties (end of period)	77	85	94	102	264
Total unconsolidated apartment units (end of period)	8,478	9,613	10,878	11,791	35,269
Units managed (end of period) (6)	31,974	35,475	38,404	42,190	46,667

(1)
The consolidated statement of income for the year ended December 31, 2008, has been restated to reclassify impairment losses on real estate development assets within operating income. The reclassification reduced operating income by $91.1 million for the year ended December 31, 2008, and had no effect on the reported amounts of loss from continuing operations, net income, net income available to the Partnership’s common unitholders or earnings per unit. Additionally, the reclassification had no effect on the consolidated balance sheets, statements of partners’ capital or statements of cash flows. See Note 2 to the consolidated financial statements in Item 8.

(2)
Certain reclassifications have been made to conform to the current financial statement presentation, including retroactive adjustments related to our January 1, 2009 adoption of the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 141(R), or SFAS 141(R), FASB Statement of Financial Accounting Standards No. 160, or SFAS 160, and FASB Staff Position No. EITF 03-6-1, or FSP EITF 03-6-1 (see Note 2 to the consolidated financial statements in Item 8) and to reflect additional properties sold during 2009 or classified as held for sale as of December 31, 2009, as discontinued operations (see Note 13 to the consolidated financial statements in Item 8).

(3)
Total operating expenses, operating income and loss from continuing operations for the year ended December 31, 2008, include a $91.1 million pre-tax provision for impairment losses on real estate development assets, which is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(4)
Income from discontinued operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 includes $221.8 million, $800.3 million, $117.6 million, $337.3 million and $162.7 million in gains on disposition of real estate, respectively. Income from discontinued operations for 2009, 2008 and 2007 is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(5)
Weighted average common units, common OP unit equivalents, dilutive preferred securities and earnings per unit amounts for each of the periods presented above have been adjusted for our application during the fourth quarter 2009 of a change in accounting, which requires the units issued in our special distributions paid in 2008 and January 2009 to be treated as issued and outstanding on the distribution payment dates for basic purposes and as potential unit equivalents for the periods between the ex-dividend dates and payment dates for diluted purposes, rather than treating the units as issued and outstanding as of the beginning of the earliest period presented for both basic and diluted purposes. See Note 2 to the consolidated financial statements in Item 8 for further discussion of this accounting change.

(6)
Units managed represents units in properties for which we provide asset management services only, although in certain cases we may indirectly own generally less than one percent of the economic interest in such properties through a partnership syndication or other fund.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a limited partnership engaged in the acquisition, ownership, management and redevelopment of apartment properties. We are the operating partnership for Aimco, which is a self-administered and self-managed real estate investment trust, or REIT. Our property operations are characterized by diversification of product, location and price point. We primarily invest in the 20 largest U.S. markets, as measured by total market capitalization, which is the total market value of institutional-grade apartment properties in a particular market. We define these markets as “target markets” and they possess the following characteristics: a high concentration of population and apartment units; geographic and employment diversification; and historically strong returns with reduced volatility as part of a diversified portfolio. We are one of the largest owners and operators of apartment properties in the United States. As of December 31, 2009, we owned or managed 870 apartment properties containing 135,654 units located in 44 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: NAV; Funds From Operations, or FFO; Adjusted FFO, or AFFO, which is FFO less spending for Capital Replacements; same store property operating results; net operating income; Free Cash Flow, which is net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. FFO and Capital Replacements are defined and further described in the sections captioned “Funds From Operations” and “Capital Additions” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.

Because our operating results depend primarily on income from our properties, the supply and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our properties and the pace and price at which we redevelop, acquire and dispose of our apartment properties affect our operating results. Our cost of capital is affected by the conditions in the capital and credit markets and the terms that we negotiate for our equity and debt financings.
During the challenging financial and economic environment in 2009, we focused on: serving and retaining residents; continually improving our portfolio; reducing leverage and financial risk; and simplifying our business model.
We are focused on owning and operating B/B+ quality apartments concentrated in our target markets. We intend to upgrade the quality of our portfolio through the sale of approximately 5% to 10% of our portfolio annually, with the proceeds generally used to increase our allocation of capital to well located properties within our target markets through capital investments, redevelopment or acquisitions.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.
Results of Operations
Overview
2009 compared to 2008
We reported net loss attributable to the Partnership of $66.4 million and net loss attributable to the Partnership’s common unitholders of $123.3 million for the year ended December 31, 2009, compared to net income attributable to the Partnership of $472.0 million and net income attributable to the Partnership’s common unitholders of $403.7 million for the year ended December 31, 2008, decreases of $538.4 million and $527.0 million, respectively. These decreases were principally due to the following items, all of which are discussed in further detail below:
•	a decrease in income from discontinued operations, primarily related to our sale of fewer assets in 2009 and the recognition of gains on sales as compared to 2008;

•	a decrease in gain on dispositions of unconsolidated real estate and other, primarily due to a large gain on the sale of an interest in an unconsolidated real estate partnership in 2008;

•	an increase in depreciation and amortization expense, primarily related to completed redevelopments and capital additions placed in service for partial periods during 2008 and 2009; and

•
a decrease in asset management and tax credit revenues, primarily due to a reduction in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures.

The effects of these items on our operating results were partially offset by:
•	a decrease in earnings allocable to noncontrolling interests, primarily due to a decrease in the noncontrolling interests’ share of the decrease in gains on sales discussed above;

•	a decrease in general and administrative expenses, primarily related to reductions in personnel and related expenses from our organizational restructuring activities during 2008 and 2009; and

•	impairment losses on real estate development assets in 2008, for which no similar impairments were recognized in 2009.

2008 compared to 2007
We reported net income attributable to the Partnership of $472.0 million and net income attributable to the Partnership’s Aimco common unitholders of $403.7 million for the year ended December 31, 2008, compared to net income attributable to the Partnership of $34.1 million and net loss attributable to the Partnership’s common unitholders of $43.5 million for the year ended December 31, 2007, increases of $437.9 million and $447.2 million, respectively. These increases were principally due to the following items, all of which are discussed in further detail below:
•	an increase in income from discontinued operations, primarily related to an increase in the number of assets sold during 2008 and our recognition of higher gains on sales as compared to 2007;

•	an increase in gain on dispositions of unconsolidated real estate and other, primarily due to a large gain on the sale of an interest in an unconsolidated real estate partnership in 2008;

•	an increase in net operating income associated with property operations, reflecting improved operations of our same store properties and other properties; and

•
an increase in asset management and tax credit revenues, primarily due to an increase in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures.

The effects of these items on our operating results were partially offset by:
•	impairment losses on real estate development assets in 2008, for which no similar impairments were recognized in 2007;

•	an increase in earnings allocable to noncontrolling interests, primarily due to an increase in the noncontrolling interests’ share of the increase in gains on sales discussed above;

•	an increase in depreciation and amortization expense, primarily related to completed redevelopments placed in service for partial periods during 2007 or 2008;

•	restructuring costs recognized during the fourth quarter of 2008; and

•	an increase in provisions for losses on notes receivable, primarily due to the impairment during 2008 of our interest in Casden Properties LLC.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Business Segment Operating Results
We have two reportable segments: real estate (owning, operating and redeveloping apartments) and investment management (portfolio management and asset management). Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: NAV; FFO; AFFO; same store property operating results; net operating income; Free Cash Flow; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
Real Estate Segment
Our real estate segment involves the ownership and operation of properties that generate rental and other property-related income through the leasing of apartment units. Our real estate segment’s net operating income also includes income from property management services performed for unconsolidated partnerships and unrelated parties.
The following table summarizes our real estate segment’s net operating income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Real estate segment revenues:
Rental and other property revenues	$1,140,828	$1,137,995	$1,093,779
Property management revenues, primarily from affiliates	5,082	6,345	6,923

	1,145,910	1,144,340	1,100,702
Real estate segment expenses:
Property operating expenses	521,161	526,238	503,890
Property management expenses	2,869	5,385	6,678

	524,030	531,623	510,568

Real estate segment net operating income	$621,880	$612,717	$590,134

For the year ended December 31, 2009, compared to the year ended December 31, 2008, real estate segment net operating income increased $9.2 million, or 1.5%. This increase was due to an increase in real estate segment revenues of $1.6 million, or 0.1% and a decrease in real estate segment expenses of $7.6 million, or 1.4%.

The increase in revenues from our real estate segment during the year ended December 31, 2009, was primarily attributed to an increase of $10.0 million in revenues related to our conventional redevelopment properties based on more units in service at these properties in 2009, $7.5 million in revenues related to our affordable properties, primarily due to higher average rents partially offset by lower physical occupancy during 2009, and $2.3 million of revenues related to properties acquired during the latter half of 2008. These increases were partially offset by a $14.8 million, or 2.0%, decrease in revenues from our conventional same store properties, due to a decrease of 50 basis points in average physical occupancy and lower average rent (approximately $23 per unit). Conventional same store property revenues in our target markets, which represented approximately 78% of our total conventional same store revenues, decreased by 2.7% due to decreases in average physical occupancy (80 basis points) and average rent (approximately $31 per unit). The decrease in revenues associated with these target markets were primarily attributed to revenue decreases of 4.9% in our Pacific markets, attributed to 140 basis points in lower occupancy and $73 per unit in lower rents, and 3.3% in our Sunbelt market, attributed to 40 basis points in lower occupancy and $35 per unit in lower rents. Conventional same store revenues related to our other markets decreased by 1.7%, due to 130 basis points in lower occupancy and $14 per unit in lower rents.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, the decrease in our real estate segment expenses was primarily attributed to property management expenses. Property management expenses related to our consolidated properties, which are shown in the table above as a component of property operating expenses, decreased by $8.2 million, and property management expenses related to our unconsolidated properties decreased by $2.5 million, both due primarily to reductions in personnel and related costs resulting from our organizational restructurings. These decreases in our real estate segment expenses were partially offset by increases of $0.6 million related to our conventional same store properties, primarily due to increases in employee compensation, insurance, repair and maintenance, and real estate tax expenses, offset by decreases in administrative and marketing expenses, $0.6 million related to our conventional redevelopment properties, primarily due to more units placed in service, $0.5 million related to our affordable properties, primarily due to properties that were newly consolidated in 2008 and $0.8 million related to properties acquired during the latter half of 2008.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, real estate segment net operating income increased $22.6 million, or 3.8%. This increase was due to an increase in real estate segment revenues of $43.6 million, or 4.0%, offset by an increase in real estate segment expenses of $21.1 million, or 4.1%.
The increase in revenues from our real estate segment during the year ended December 31, 2008, was primarily attributed to an increase of $19.8 million in revenues from our conventional same store properties, due to an increase of 80 basis points in average physical occupancy and higher average rent (approximately $18 per unit), $13.0 million in revenues related to our affordable properties, primarily due to newly consolidated properties, and $8.8 million in revenues related to our conventional redevelopment properties based on more units in service and higher rental rates.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, the increase in expense was primarily attributed to increases of $9.3 million related to our affordable properties, primarily due to properties that were newly consolidated, $5.2 million related to our conventional redevelopment properties, primarily due to more units placed in service, $3.1 million of property management expenses related to consolidated properties, which are shown in the table above as a component of property operating expenses, and $0.2 million related to our conventional same store properties, primarily due to increases in utilities and real estate taxes, offset by decreases in employee compensation, repairs and maintenance, and turnover expenses. These increases in property expenses were in addition to an increase of $4.2 million in casualty losses during 2008, primarily related to properties damaged by Tropical Storm Fay and Hurricane Ike.

Investment Management Segment
Our investment management segment includes activities and services related to our owned portfolio of properties as well as services provided to affiliated partnerships. Activities and services that fall within investment management include portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. Within our owned portfolio, we refer to these activities as “Portfolio Management,” and their benefit is seen in property operating results and in investment gains. For affiliated partnerships, we refer to these activities as asset management, for which we are separately compensated through fees paid by third party investors. The expenses of this segment consist primarily of the costs of departments that perform these activities. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.
Asset management revenue includes certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or a high level of the probability of occurrence of a transaction, or improvement in operations that generates sufficient cash to pay the fees.
The following table summarizes the net operating income from our investment management segment for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Asset management and tax credit revenues	$52,193	$101,225	$73,755
Investment management expenses	15,779	24,784	20,507

Investment segment net operating income	$36,414	$76,441	$53,248

For the year ended December 31, 2009, compared to the year ended December 31, 2008, net operating income from investment management decreased $40.0 million, or 52.4%. This decrease is primarily attributable to a $42.8 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, due to fewer related sales in 2009 and a $7.6 million decrease in other general partner transactional fees, partially offset by a $9.0 million decrease in investment management expenses, primarily due to reductions in personnel and related costs from our organizational restructurings and a reduction in transaction costs, and a $3.9 million increase in revenues associated with our affordable housing tax credit syndication business, including syndication fees and other revenue earned in connection with these arrangements.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, net operating income from investment management increased $23.2 million, or 43.6%. This increase is primarily attributable to a $30.7 million increase in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, and a $9.2 million increase in other general partner transactional fees. These increases are offset by a decrease of $7.4 million in asset management fees, a decrease of $5.0 million in revenues associated with our affordable housing tax credit syndication business, including syndication fees and other revenue earned in connection with these arrangements, and an increase of $4.3 million in investment management expenses, inclusive of $3.5 million in deferred acquisition costs.
Other Operating Expenses (Income)
Depreciation and Amortization
For the year ended December 31, 2009, compared to the year ended December 31, 2008, depreciation and amortization increased $51.4 million, or 13.1%. This increase primarily consists of depreciation related to properties acquired during the latter part of 2008, completed redevelopments and other capital projects recently placed in service.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, depreciation and amortization increased $45.5 million, or 13.1%. This increase reflects depreciation of $65.3 million for newly acquired properties, completed redevelopments and other capital projects recently placed in service. This increase was partially offset by a decrease of $25.7 million in depreciation adjustments necessary to reduce the carrying amount of buildings and improvements to their estimated disposition value, or zero in the case of a planned demolition, primarily due to a property that became fully depreciated during 2007.

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
For the years ended December 31, 2009 and 2007, we recognized impairment losses of $2.3 million and $1.1 million, respectively, related to properties classified as held for use as of December 31, 2009. We recognized no such impairment losses during the year ended December 31, 2008.
Provision for Impairment Losses on Real Estate Development Assets
In connection with the preparation of our 2008 annual financial statements, we assessed the recoverability of our investment in our Lincoln Place property, located in Venice, California. Based upon the decline in land values in Southern California during 2008 and the expected timing of our redevelopment efforts, we determined that the total carrying amount of the property was no longer probable of full recovery and, accordingly, during the three months ended December 31, 2008, recognized an impairment loss of $85.4 million ($55.6 million net of tax).
Similarly, we assessed the recoverability of our investment in Pacific Bay Vistas (formerly Treetops), a vacant property located in San Bruno, California, and determined that the carrying amount of the property was no longer probable of full recovery and, accordingly, we recognized an impairment loss of $5.7 million for this property during the three months ended December 31, 2008.
The impairments discussed above totaled $91.1 million and are included in provisions for impairment losses on real estate development assets in our consolidated statement of income for the year ended December 31, 2009 included in Item 8. We recognized no similar impairments on real estate development assets during the years ended December 31, 2009 or 2007.
General and Administrative Expenses
For the year ended December 31, 2009, compared to the year ended December 31, 2008, general and administrative expenses decreased $29.6 million, or 29.8%. This decrease is primarily attributable to reductions in personnel and related expenses associated with our organizational restructurings (see Note 3 to the consolidated financial statements in Item 8), pursuant to which we eliminated approximately 400, or 36%, of our offsite positions between December 31, 2008 and December 31, 2009.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, general and administrative expenses increased $8.5 million, or 9.4%. This increase is primarily attributable to higher personnel and related expenses of $6.1 million and an increase of $1.5 million in information technology communications costs.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, other expenses, net decreased by $4.7 million. The decrease is primarily attributable to a $5.4 million write-off during 2008 of certain communications hardware and capitalized costs in 2008, and a $5.3 million reduction in expenses of our self insurance activities, including a decrease in casualty losses on less than wholly owned properties from 2008 to 2009. These decreases are partially offset by an increase of $4.3 million in costs related to certain litigation matters.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, other expenses, net increased by $3.2 million. The increase includes a $5.4 million write-off of certain communications hardware and capitalized costs during 2008 and a $1.2 million write-off of redevelopment costs associated with a change in the planned use of a property during 2008. The net unfavorable change also reflects $3.6 million of income recognized in 2007 related to the transfer of certain property rights to an unrelated party. These increases were partially offset by a $3.7 million reduction in expenses of our self insurance activities (net of costs in 2008 related to Tropical Storm Fay and Hurricane Ike) and a net decrease of $1.7 million in costs related to certain litigation matters.

Restructuring Costs
For the year ended December 31, 2009, we recognized restructuring costs of $11.2 million, as compared to $22.8 million in the year ended December 31, 2008, related to our organizational restructurings, which are further discussed in Note 3 to the consolidated financial statements in Item 8. We recognized no restructuring costs during the year ended December 31, 2007.
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
For the year ended December 31, 2009, compared to the year ended December 31, 2008, interest income decreased $10.5 million, or 50.9%. Interest income decreased by $8.7 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances and by $4.1 million due to a decrease in accretion income related to our note receivable from Casden Properties LLC for which we ceased accretion following impairment of the note in 2008. These decreases were partially offset by a $2.3 million increase in accretion income related to other notes during the year ended December 31, 2008, resulting from a change in the timing and amount of collection.
For the year ended December 31, 2008, as compared to the year ended December 31, 2007, interest income decreased $23.3 million, or 52.9%. Interest income decreased by $16.0 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances. Interest income also decreased by $5.8 million due to an adjustment of accretion on certain discounted notes during the year ended December 31, 2008, resulting from a change in the estimated timing and amount of collection, and by $1.5 million for accretion income recognized during the year ended December 31, 2007, related to the prepayment of principal on certain discounted loans collateralized by properties in West Harlem in New York City.
Provision for Losses on Notes Receivable
During the years ended December 31, 2009, 2008 and 2007, we recognized net provisions for losses on notes receivable of $21.5 million, $17.6 million and $2.0 million, respectively. The provisions for losses on notes receivable for the years ended December 31, 2009 and 2008, primarily consist of impairments related to our investment in Casden Properties LLC, which are discussed further below.
As part of the March 2002 acquisition of Casden Properties, Inc., we invested $50.0 million for a 20% passive interest in Casden Properties LLC, an entity organized to acquire, re-entitle and develop land parcels in Southern California. Based upon the profit allocation agreement, we account for this investment as a note receivable and through 2008 were amortizing the discounted value of the investment to the $50.0 million previously estimated to be collectible, through January 2, 2009, the initial dissolution date of the entity. In 2009, the managing member extended the dissolution date. In connection with the preparation of our 2008 annual financial statements and as a result of a decline in land values in Southern California, we determined our recorded investment amount was not fully recoverable, and accordingly recognized an impairment loss of $16.3 million ($10.0 million net of tax) during the three months ended December 31, 2008. In connection with the preparation of our 2009 annual financial statements and as a result of continued declines in land values in Southern California, we determined our then recorded investment amount was not fully recoverable, and accordingly recognized an impairment loss of $20.7 million ($12.4 million net of tax) during the three months ended December 31, 2009.
In addition to the impairments related to Casden Properties LLC discussed above, we recognized provisions for losses on notes receivable totaling $0.8 million, $1.3 million and $2.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Interest Expense
For the years ended December 31, 2009 and December 31, 2008, interest expense, which includes the amortization of deferred financing costs, totaled $324.2 million and $324.1 million, respectively. Interest expense increased by $15.0 million due to a reduction in redevelopment activity during 2009, which resulted in a reduction in capitalized interest. In addition, interest expense increased by $1.2 million due to an increase in prepayment penalties associated with refinancing activities, from $2.8 million in 2008 to $4.0 million in 2009, and by $3.3 million related to non-recourse property loans, from $311.2 million to $314.5 million, primarily due to higher average interest rates partially offset by lower average balances during 2009. These increases in interest expense were substantially offset by decreases in corporate interest expense. Interest expense related to corporate debt, which is primarily floating rate, decreased by $19.4 million, from $34.8 million to $15.4 million, primarily due to lower average balances and interest rates during 2009.

For the year ended December 31, 2008, compared to the year ended December 31, 2007, interest expense increased $11.1 million, or 3.5%. Interest expense related to non-recourse property loans increased by $17.1 million, from $294.1 million to $311.2 million, primarily due to higher average balances partially offset by lower average interest rates during 2008. In addition, interest expense increased by $4.4 million, due to a decrease in capitalized interest from $29.1 million in 2007 to $24.7 million in 2008, resulting from more units in service and lower interest rates. These increases were partially offset by a decrease in interest expense related to corporate debt, which is primarily floating rate and which decreased by $10.4 million, from $45.2 million to $34.8 million, primarily due to lower average balances and interest rates during 2008.
Equity in Losses of Unconsolidated Real Estate Partnerships
Equity in losses of unconsolidated real estate partnerships includes our share of net losses of our unconsolidated real estate partnerships and is primarily driven by depreciation expense in excess of the net operating income recognized by such partnerships.
During the years ended December 31, 2009, 2008 and 2007, we recognized equity in losses of unconsolidated real estate partnerships of $12.0 million, $4.6 million and $3.3 million, respectively. The $7.4 million increase in our equity in losses from 2008 to 2009 was primarily due to our sale in late 2008 of an interest in an unconsolidated real estate partnership that generated $3.0 million of equity in earnings during the year ended December 31, 2008, and our sale during 2009 of our interest in an unconsolidated group purchasing organization which resulted in a decrease of equity in earnings of approximately $1.2 million. The increase in equity in losses also includes additional losses recognized during 2009 related to the underlying investment properties of certain tax credit syndications we consolidated during 2009 and 2008.
Impairment Losses Related to Unconsolidated Real Estate Partnerships
Impairment losses related to unconsolidated real estate partnerships includes our share of impairment losses recognized by our unconsolidated real estate partnerships. For the year ended December 31, 2009, compared to the year ended December 31, 2008, impairment losses related to unconsolidated real estate partnerships decreased $2.3 million, and for the year ended December 31, 2008, compared to the year ended December 31, 2007, impairment losses related to unconsolidated real estate partnerships increased $2.7 million. This decrease and increase are primarily attributable to impairment losses recognized by unconsolidated partnerships on their underlying real estate properties during 2008.
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
For the year ended December 31, 2009, compared to the year ended December 31, 2008, gain on dispositions of unconsolidated real estate and other decreased $77.4 million. This decrease is primarily attributable to a gain of $98.4 million on our disposition in 2008 of interests in two unconsolidated real estate partnerships. This decrease was partially offset by $18.7 million of gains on the disposition of interests in unconsolidated partnerships during 2009. Gains recognized in 2009 consist of $8.6 million related to our receipt in 2009 of additional proceeds related to our disposition during 2008 of one of the partnership interests discussed above (see Note 3 to the consolidated financials statements in Item 8), $4.0 million from the disposition of our interest in a group purchasing organization (see Note 3 to the consolidated financial statements in Item 8), and $6.1 million from our disposition in 2009 of interests in unconsolidated real estate partnerships.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, gain on dispositions of unconsolidated real estate and other increased $75.4 million. This increase is primarily attributable to a $98.4 million net gain on the disposition of interests in two unconsolidated real estate partnerships during the year ended December 31, 2008. During 2007, we recognized a $6.0 million non-refundable option and extension fee resulting from the termination of rights under an option agreement to sell the North and Central towers of our Flamingo South Beach property, approximately $6.4 million of net gains on dispositions of land parcels and our share of gains on dispositions of properties by unconsolidated real estate partnerships in 2007, and a $10.6 million gain on debt extinguishment related to properties in the VMS partnership (see Note 3 to the consolidated financial statements in Item 8).

Income Tax Benefit
In conjunction with Aimco’s UPREIT structure, certain of our operations, or a portion thereof, such as property management, asset management and risk management, are conducted through, and certain of our properties are owned by, taxable subsidiaries. Income taxes related to the results of continuing operations of our taxable subsidiaries are included in income tax benefit in our consolidated statements of income.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, income tax benefit decreased by $34.5 million. This decrease was primarily attributed to $36.1 million of income tax benefit recognized in 2008 related to the impairments of our Lincoln Place property and our investment in Casden Properties LLC, both of which are owned through taxable subsidiaries, partially offset by $8.1 million of income tax benefit recognized in 2009 related to the impairment of our investment in Casden Properties LLC.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, income tax benefit increased by $33.4 million. This increase was primarily attributed to $36.1 million of income tax benefit recognized in 2008 related to the impairments of our Lincoln Place property and our investment in Casden Properties LLC.
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
For the years ended December 31, 2009 and 2008, income from discontinued operations totaled $152.2 million and $744.9 million, respectively. The $592.7 million decrease in income from discontinued operations was principally due to a $541.2 million decrease in gain on dispositions of real estate, net of income taxes, primarily attributable to fewer properties sold in 2009 as compared to 2008, and a $111.8 million decrease in operating income (inclusive of a $27.1 million increase in real estate impairment losses), partially offset by a $58.8 million decrease in interest expense.
For the years ended December 31, 2008 and 2007, income from discontinued operations totaled $744.9 million and $171.6 million, respectively. The $573.3 million increase in income from discontinued operations was principally due to a $641.7 million increase in gain on dispositions of real estate, net of income taxes, primarily attributable to more properties sold in 2008 as compared to 2007 and a $27.9 million decrease in interest expense. These increases were partially offset by a $66.1 million decrease in operating income (inclusive of a $22.0 million increase in real estate impairment losses) and a $31.6 million decrease related to a 2007 gain on debt extinguishment related to properties in the VMS partnership.
During the year ended December 31, 2009, we sold 89 consolidated properties for gross proceeds of $1.3 billion and net proceeds of $432.7 million, resulting in a net gain on sale of approximately $216.0 million (which is net of $5.8 million of related income taxes). During the year ended December 31, 2008, we sold 151 consolidated properties for gross proceeds of $2.4 billion and net proceeds of $1.1 billion, resulting in a net gain on sale of approximately $757.2 million (which is net of $43.1 million of related income taxes). During the year ended December 31, 2007, we sold 73 consolidated properties for gross proceeds of $480.0 million and net proceeds of $203.8 million, resulting in a net gain on sale of approximately $115.5 million (which is net of $2.1 million of related income taxes).
For the years ended December 31, 2009, 2008 and 2007, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of December 31, 2009.

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
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the non-Aimco partners’, or noncontrolling partners’, share of operating results of consolidated real estate partnerships. This generally includes the noncontrolling partners’ share of property management fees, interest on notes and other amounts eliminated in consolidation that we charge to such partnerships. As discussed in Note 2 to the consolidated financial statements in Item 8, we adopted the provisions of SFAS 160, which are now codified in the Financial Accounting Standards Board’s Accounting Standards Codification, or FASB ASC, Topic 810, effective January 1, 2009. Prior to our adoption of SFAS 160, we generally did not recognize a benefit for the noncontrolling interest partners’ share of partnership losses for partnerships that have deficit noncontrolling interest balances and we generally recognized a charge to our earnings for distributions paid to noncontrolling partners for partnerships that had deficit noncontrolling interest balances. Under the updated provisions of FASB ASC Topic 810, we are required to attribute losses to noncontrolling interests even if such attribution would result in a deficit noncontrolling interest balance and we are no longer required to recognize a charge to our earnings for distributions paid to noncontrolling partners for partnerships that have deficit noncontrolling interest balances.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, net earnings attributed to noncontrolling interests in consolidated real estate partnerships decreased by $133.3 million. This decrease is primarily attributable to a reduction of $108.7 million related to the noncontrolling interests in consolidated real estate partnerships’ share of gains on dispositions of real estate, due primarily to fewer sales in 2009 as compared to 2008, $5.5 million of losses allocated to noncontrolling interests in 2009 that we would not have allocated to the noncontrolling interest partners in 2008 because to do so would have resulted in deficits in their noncontrolling interest balances, and approximately $3.8 million related to deficit distribution charges recognized as a reduction to our earnings in 2008, for which we did not recognize similar charges in 2009 based on the change in accounting discussed above. These decreases are in addition to the noncontrolling interest partners’ share of increased losses of our consolidated real estate partnerships in 2009 as compared to 2008.
For the year ended December 31, 2008, compared to the year ended December 31, 2007, net income attributed to noncontrolling interests in consolidated real estate partnerships increased by $63.6 million. This increase is primarily attributable to an increase of $106.5 million related to the noncontrolling interests in consolidated real estate partnerships’ share of gains on dispositions of real estate, due primarily to more sales in 2008 as compared to 2007, partially offset by increases of $42.9 million in net recoveries of deficit distributions.
As discussed in Note 2 to the consolidated financial statements in Item 8, during the first quarter 2010, we will adopt new accounting guidance related to accounting for variable interest entities. This change in accounting guidance may result in our consolidation of certain previously unconsolidated entities as well as our deconsolidation of certain we currently consolidate. At this time, we have not yet determined the effect this accounting change will have on our consolidated financial statements.
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
From time to time, we have non-revenue producing properties that we hold for future redevelopment. We assess the recoverability of the carrying amount of these redevelopment properties by comparing our estimate of undiscounted future cash flows based on the expected service potential of the redevelopment property upon completion to the carrying amount. In certain instances, we use a probability-weighted approach to determine our estimate of undiscounted future cash flows when alternative courses of action are under consideration. As discussed in Provision for Impairment Losses on Real Estate Development Assets within the preceding discussion of our Results of Operations, during 2008 we recognized impairment losses on our Lincoln Place and Pacific Bay Vistas properties of $85.4 million ($55.6 million net of tax) and $5.7 million, respectively.
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
Any adverse changes in these and other factors could cause an impairment in our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. In addition to the impairments of Lincoln Place and Pacific Bay Vistas discussed above, based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2009 and 2007, we recorded net impairment losses of $2.3 million and $1.1 million, respectively, related to properties classified as held for use, and during the year ended December 31, 2008, we recorded no additional impairments related to properties held for use.
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

Provision for Losses on Notes Receivable
We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate.
During the years ended December 31, 2009, 2008 and 2007 we recorded net provisions for losses on notes receivable of $21.5 million, $17.6 million and $2.0 million, respectively. As discussed in Provision for Losses on Notes Receivable within the preceding discussion of our Results of Operations, provisions for losses on notes receivable in 2009 and 2008 include impairment losses of $20.7 million ($12.4 million net of tax) and $16.3 million ($10.0 million net of tax), respectively, on our investment in Casden Properties LLC, which we account for as a note receivable. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses (see Capital Additions and Related Depreciation in Note 2 to the consolidated financial statements in Item 8).
For the years ended December 31, 2009, 2008 and 2007, for continuing and discontinued operations, we capitalized $9.8 million, $25.7 million and $30.8 million of interest costs, respectively, and $40.0 million, $78.1 million and $78.1 million of site payroll and indirect costs, respectively. The reduction is primarily due to a reduced level of redevelopment activities.
Funds From Operations
FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We compute FFO for all periods presented in accordance with the guidance set forth by NAREIT’s April 1, 2002, White Paper, which we refer to as the White Paper. We calculate FFO attributable to the Partnership’s common unitholders (diluted) by subtracting redemption or repurchase related preferred OP Unit issuance costs and distributions on preferred OP Units and adding back distributions on dilutive preferred securities and premiums or discounts on preferred OP Unit redemptions or repurchases. FFO should not be considered an alternative to net income or net cash flows from operating activities, as determined in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of REITs, there can be no assurance that our basis for computing FFO is comparable with that of other REITs.

For the years ended December 31, 2009, 2008 and 2007, our FFO is calculated as follows (in thousands):

	2009	2008	2007
Net (loss) income attributable to the Partnership’s common unitholders (1)	$(123,276)	$403,700	$(43,508)
Adjustments:
Depreciation and amortization	444,413	392,999	347,491
Depreciation and amortization related to non-real estate assets	(16,667)	(17,372)	(20,159)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities (2)	(40,852)	(29,872)	(15,888)
Gain on dispositions of unconsolidated real estate and other	(22,494)	(99,864)	(24,470)
Income tax expense (benefit) arising from disposition of unconsolidated real estate and other	1,582	(433)	(17)
Add back portion of gain on dispositions of unconsolidated real estate and other that relates to non-depreciable assets and debt extinguishment gain	7,783	1,669	17,956
Deficit distributions to noncontrolling partners (3)	—	26,211	29,210
Discontinued operations:
Gain on dispositions of real estate, net of noncontrolling partners’ interest (2)	(164,281)	(617,906)	(63,923)
Depreciation of rental property, net of noncontrolling partners’ interest (2)	45,836	109,043	114,586
(Recovery of deficit distributions) deficit distributions to noncontrolling partners, net (3)	—	(30,354)	9,550
Income tax expense arising from disposals	5,788	43,146	2,135
Preferred OP Unit distributions	58,503	62,836	70,509
Preferred OP Unit redemption related (gains) costs	(1,649)	(1,482)	2,635
Amounts allocable to participating securities (4)	—	6,985	4,481

FFO	$194,686	$249,306	$430,588
Preferred OP Unit distributions	(58,503)	(62,836)	(70,509)
Preferred OP Unit redemption related gains (costs)	1,649	1,482	(2,635)
Amounts allocable to participating securities (4)	(792)	(6,985)	(4,481)
Distributions on dilutive preferred securities	—	4,292	1,442

FFO attributable to the Partnership’s common unitholders — diluted	$137,040	$185,259	$354,405

Weighted average number of common units, common unit equivalents and dilutive preferred securities outstanding (5):
Common units and equivalents (6) (7)	124,442	99,386	106,802
Dilutive preferred securities	—	1,490	457

Total	124,442	100,876	107,259

Notes:

(1)	Represents the numerator for calculating basic earnings per common unit in accordance with GAAP (see Note 14 to the consolidated financial statements in Item 8).

(2)	“Noncontrolling partners” refers to noncontrolling partners in our consolidated real estate partnerships.

(3)
Prior to adoption of SFAS 160 (see Note 2 to the consolidated financial statements in Item 8), we recognized deficit distributions to noncontrolling partners as charges in our income statement when cash was distributed to a noncontrolling partner in a consolidated partnership in excess of the positive balance in such partner’s noncontrolling interest balance. We recorded these charges for GAAP purposes even though there was no economic effect or cost. Deficit distributions to noncontrolling partners occurred when the fair value of the underlying real estate exceeded its depreciated net book value because the underlying real estate had appreciated or maintained its value. As a result, the recognition of expense for deficit distributions to noncontrolling partners represented, in substance, either (a) our recognition of depreciation previously allocated to the noncontrolling partner or (b) a payment related to the noncontrolling partner’s share of real estate appreciation. Based on White Paper guidance that requires real estate depreciation and gains to be excluded from FFO, we added back deficit distributions and subtracted related recoveries in our reconciliation of net income to FFO. Subsequent to our adoption of SFAS 160, effective January 1, 2009, we may reduce the balance of noncontrolling interests below zero in such situations and we are no longer required to recognize such charges in our income statement.

(4)
Amounts allocable to participating securities represent distributions declared and any amounts of undistributed earnings allocable to participating securities. See Note 2 and Note 14 to the consolidated financial statements in Item 8 for further information regarding participating securities.

(5)
Weighted average common units, common unit equivalents, dilutive preferred securities for each of the periods presented above have been adjusted for our application during the fourth quarter 2009 of a change in GAAP, which requires the common OP units issued to Aimco in connection with our special distributions paid in 2008 and January 2009 to be treated as issued and outstanding on the distribution payment dates for basic purposes and as potential unit equivalents for the periods between the ex-dividend dates and the payment dates for diluted purposes, rather than treating the units as issued and outstanding as of the beginning of the earliest period presented for both basic and diluted purposes. The change in accounting treatment had no effect on diluted weighted average units outstanding for the year ended December 31, 2009. The change in accounting treatment reduced diluted weighted average units outstanding by 32.9 million and 46.7 million for the years ended December 31, 2008 and 2007, respectively.

(6)	Represents the denominator for earnings per common unit — diluted, calculated in accordance with GAAP, plus common OP unit equivalents that are dilutive for FFO.

(7)
During the years ended December 31, 2009, 2008 and 2007, we had 6,534,140, 7,191,199, and 7,367,400 common OP Units outstanding and 2,344,719, 2,367,629 and 2,379,084 High Performance Units outstanding.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales and proceeds from refinancings of existing property loans and borrowings under new property loans.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital additions, distributions paid to unitholders and distributions paid to noncontrolling interest partners, repurchases of common OP Units from Aimco in connection with Aimco’s concurrent repurchase of its Class A Common Stock, and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We may use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of properties and cash generated from operations.
The state of credit markets and related effect on the overall economy may have an adverse affect on our liquidity, both through increases in interest rates and credit risk spreads, and access to financing. As further discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred stock and assets. Based on our net variable rate liabilities, preferred OP Units and assets outstanding at December 31, 2009, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce our income attributable to the Partnership’s common unitholders by approximately $1.6 million on an annual basis. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, property loan financing. For future refinancing activities, our liquidity and cost of funds may be affected by increases in base interest rates or higher credit risk spreads. If timely property financing options are not available for maturing debt, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
As further discussed in Note 2 to our consolidated financial statements in Item 8, we use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed rate tax-exempt bonds payable and fixed rate notes payable to variable interest rates indexed to the SIFMA rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a credit risk spread. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of December 31, 2009, we had total rate of return swap positions with two financial institutions with notional amounts totaling $353.1 million. Swaps with notional amounts of $307.9 million and $45.2 million had maturity dates in May 2012 and October 2012, respectively.
The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, certain of our consolidated subsidiaries have an obligation to pay down the debt or provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. The obligation to provide collateral is limited to these subsidiaries and is non-recourse to us. At December 31, 2009, these subsidiaries were not required to provide cash collateral based on the loan-to-value ratios of the real estate properties serving as collateral under these agreements.

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
As of December 31, 2009, the amount available under our $180.0 million revolving credit facility was $136.2 million (after giving effect to $43.8 million outstanding for undrawn letters of credit). Our total outstanding term loan of $90.0 million at December 31, 2009, matures in March 2011. We repaid an additional $45.0 million on the term loan through February 26, 2010, leaving a remaining outstanding balance of $45.0 million. Additionally, we have limited obligations to fund redevelopment commitments during the year ending December 31, 2010, and no development commitments.
At December 31, 2009, we had $81.3 million in cash and cash equivalents, a decrease of $218.4 million from December 31, 2008. At December 31, 2009, we had $220.0 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.
Operating Activities
For the year ended December 31, 2009, our net cash provided by operating activities of $233.8 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities, including amounts related to our organizational restructuring. Cash provided by operating activities decreased $206.6 million compared with the year ended December 31, 2008, primarily due to a $159.3 million decrease in operating income related to consolidated properties included in discontinued operations, which was attributable to property sales in 2009 and 2008, a $42.8 million decrease in promote income, which is generated by the disposition of properties by consolidated real estate partnerships, and an increase in payments on operating accounts payable and accrued expenses, including payments related to our restructuring accrual, in 2009 as compared to 2008.
Investing Activities
For the year ended December 31, 2009, our net cash provided by investing activities of $630.7 million consisted primarily of proceeds from disposition of real estate and partnership interests, partially offset by capital expenditures.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the year ended December 31, 2009, we sold 89 consolidated properties. These properties were sold for an aggregate sales price of $1.3 billion, or $1.2 billion, after the payment of transaction costs and debt prepayment penalties. The $1.2 billion is inclusive of promote income and debt assumed by buyers. Net cash proceeds from property sales were used primarily to repay term debt and for other corporate purposes.
Capital Additions
We classify all capital additions as Capital Replacements (which we refer to as CR), Capital Improvements (which we refer to as CI), casualties or redevelopment. Additions other than casualty or redevelopment capital additions are apportioned between CR and CI based on the useful life of the capital item under consideration and the period we have owned the property.

CR represents the share of capital additions that are deemed to replace the portion of acquired capital assets that was consumed during the period we have owned the asset. CI represents the share of additions that are made to enhance the value, profitability or useful life of an asset as compared to its original purchase condition. CR and CI exclude capital additions for casualties and redevelopment. Casualty additions represent capitalized costs incurred in connection with casualty losses and are associated with the restoration of the asset. A portion of the restoration costs may be reimbursed by insurance carriers subject to deductibles associated with each loss. Redevelopment additions represent additions that substantially upgrade the property.
The table below details our share of actual spending, on both consolidated and unconsolidated real estate partnerships, for CR, CI, casualties and redevelopment for the year ended December 31, 2009, on a per unit and total dollar basis (in thousands, except per unit amounts). Per unit numbers for CR and CI are based on approximately 97,196 average units for the year, including 81,135 conventional units and 16,061 affordable units. Average units are weighted for the portion of the period that we owned an interest in the property, represent ownership-adjusted effective units, and exclude non-managed units.

		Per
	Our Share of	Effective
	Additions	Unit
Capital Replacements Detail:
Building and grounds	$32,876	$338
Turnover related	30,298	312
Capitalized site payroll and indirect costs	7,076	73

Our share of Capital Replacements	$70,250	$723

Capital Replacements:
Conventional	$64,675	$797
Affordable	5,575	$347

Our share of Capital Replacements	70,250	$723

Capital Improvements:
Conventional	47,634	$587
Affordable	5,755	$358

Our share of Capital Improvements	53,389	$549

Casualties:
Conventional	17,724
Affordable	1,872

Our share of casualties	19,596

Redevelopment:
Conventional projects	66,768
Tax credit projects (1)	46,066

Our share of redevelopment	112,834

Our share of capital additions	256,069

Plus noncontrolling partners’ share of consolidated additions	20,062
Less our share of unconsolidated additions	(687)

Total capital additions	$275,444

(1)	Redevelopment additions on tax credit projects are substantially funded from tax credit investor contributions.
Included in the above additions for CI, casualties and redevelopment, was approximately $34.6 million of our share of capitalized site payroll and indirect costs related to these activities for the year ended December 31, 2009.
We generally fund capital additions with cash provided by operating activities, working capital and property sales as discussed below.
Financing Activities
For the year ended December 31, 2009, net cash used in financing activities of $1.1 billion was primarily attributed to debt principal payments, distributions paid to common and preferred unitholders and distributions to noncontrolling interests, partially offset by proceeds from property loans.

Property Debt
At December 31, 2009 and 2008, we had $5.6 billion and $6.3 billion, respectively, in consolidated property debt outstanding, which included $29.2 million and $759.3 million, respectively, of property debt classified within liabilities related to assets held for sale. During the year ended December 31, 2009, we refinanced or closed property loans on 55 properties generating $788.1 million of proceeds from borrowings with a weighted average interest rate of 5.78%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $132.3 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
Term Loans and Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, with a syndicate of financial institutions, which we refer to as the Credit Agreement.
As of December 31, 2009, the Credit Agreement consisted of aggregate commitments of $270.0 million, comprised of our $90.0 million outstanding balance on the term loan and $180.0 million of revolving loan commitments. The term loan bears interest at LIBOR plus 1.5%, or at our option, a base rate equal to the prime rate, and matures March 2011. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 4.25% with a LIBOR floor of 2.00% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments and repayment of the remaining term loan balance by February 1, 2011.
At December 31, 2009, the term loan had an outstanding principal balance of $90.0 million and an interest rate of 1.73%. We repaid $45.0 million on the term loan through February 26, 2010, leaving a remaining outstanding balance of $45.0 million. At December 31, 2009, we had no outstanding borrowings under the revolving credit facility. The amount available under the revolving credit facility at December 31, 2009, was $136.2 million (after giving effect to $43.8 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
Fair Value Measurements
We have entered into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. We designate total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense.
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
During the year ended December 31, 2009, changes in the fair values of these financial instruments resulted in increases of $5.2 million in the carrying amount of the hedged borrowings and equal decreases in accrued liabilities and other for total rate of return swaps. At December 31, 2009, the cumulative recognized changes in the fair value of these financial instruments resulted in a $24.3 million reduction in the carrying amount of the hedged borrowings offset by an equal increase in accrued liabilities and other for total rate of return swaps. The cumulative changes in the fair values of the hedged borrowings and related swaps reflect the recent uncertainty in the credit markets which has decreased demand and increased pricing for similar debt instruments.
During the year ended December 31, 2009, we received net cash receipts of $19.4 million under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity. At December 31, 2009, we were not required to provide cash collateral pursuant to the total rate of return swaps. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our liquidity.
See Note 2 to the consolidated financial statements in Item 8 for more information on our total rate of return swaps and related borrowings.

Partners’ Capital Transactions
During the year ended December 31, 2009, we paid cash distributions totaling $59.2 million, $116.8 million and $92.4 million to preferred unitholders, common unitholders and noncontrolling interests, respectively. Additionally, we paid distributions totaling $149.0 million to Aimco through the issuance of approximately 15.5 million common OP units.
During the year ended December 31, 2009, Aimco repurchased 12 shares, or $6.0 million in liquidation preference, of its CRA Preferred Stock for $4.2 million. Concurrent with Aimco’s repurchase, we repurchased from Aimco an equivalent number of our CRA Preferred Units.
We and Aimco have a shelf registration statement that provides for the issuance of debt securities by us and debt and equity securities by Aimco.
Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2009 (amounts in thousands):

		Less than			More than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Scheduled long-term debt maturities (1)	$5,600,310	$105,294	$660,733	$868,615	$3,965,668
Scheduled long-term debt maturities related to properties classified as held for sale (1)	29,177	519	11,206	868	16,584

Term loan (1) (2)	90,000	—	90,000	—	—
Redevelopment and other construction commitments	4,795	4,795	—	—	—
Leases for space occupied (3)	24,888	7,345	10,856	4,859	1,828
Other obligations (4)	4,605	4,605	—	—	—

Total	$5,753,775	$122,558	$772,795	$874,342	$3,984,080

(1)
Scheduled debt maturities presented above include amortization and the maturities in 2010 consist primarily of amortization. The scheduled maturities presented above exclude related interest amounts. Refer to Note 6 in the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(2)	After payments of $45.0 million through February 26, 2010, the term loan had an outstanding balance of $45.0 million.

(3)	Inclusive of leased space that has been abandoned as part of our organizational restructuring in 2008 (see Restructuring Costs in Note 3 to the consolidated financial statements in Item 8).

(4)	Represents a commitment to fund $4.6 million in second mortgage loans on certain properties in West Harlem, New York City.
In addition to the amounts presented in the table above, at December 31, 2009, we had $690.5 million of outstanding preferred units outstanding with annual dividend yields ranging from 1.5% (variable) to 9.4%, and $85.7 million of redeemable preferred units outstanding with annual distribution yields ranging from 5.9% to 9.5%.
Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

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
Off-Balance Sheet Arrangements
We own general and limited partner interests in unconsolidated real estate partnerships, in which our total ownership interests typically range from less than 1% to 50% and in some instances may exceed 50%. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes receivable as reported in our consolidated financial statements (see Note 4 of the consolidated financial statements in Item 8 for additional information about our investments in unconsolidated real estate partnerships).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure relates to changes in base interest rates, credit risk spreads and availability of credit. We are not subject to any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, property sales proceeds, long-term debt or equity financings. We use total rate-of-return swaps to obtain the benefit of variable rates on certain of our fixed rate debt instruments. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.
We had $654.6 million of floating rate debt and $67.0 million of floating rate preferred OP Units outstanding at December 31, 2009. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($433.9 million), floating rate secured notes ($122.2 million) and a term loan ($90.0 million). At December 31, 2009, we had approximately $440.9 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. The effect of our interest-bearing assets would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1989 has averaged 73% of the 30-day LIBOR rate. If the historical relationship continues, on an annual basis, we estimate that an increase in 30-day LIBOR of 100 basis points (73 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and our net income attributable to the Partnership’s common unitholders being reduced by $1.1 million and $1.6 million, respectively.
We estimate the fair value for our debt instruments using present value techniques that include income and market valuation approaches with market rates for debt with the same or similar terms. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.7 billion and $6.7 billion at December 31, 2009 and 2008, respectively. The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.7 billion and $6.8 billion at December 31, 2009 and 2008, respectively. See Note 6 and Note 7 to the consolidated financial statements in Item 8 for further details on our consolidated debt. Refer to Derivative Financial Instruments in Note 2 to the consolidated financial statements in Item 8 for further discussion regarding certain of our fixed rate debt that is subject to total rate of return swap instruments. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.7 billion to $5.4 billion. If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.7 billion to $6.1 billion.
At December 31, 2009, we had swap positions with two financial institutions totaling $353.1 million. The related swap agreements provide for collateral calls to maintain specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which would adversely affect our cash flows. At December 31, 2009, we were not required to provide cash collateral based on the loan-to-value ratios of the real estate properties serving as collateral under these agreements.

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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.
The Partnership’s independent registered public accounting firm has issued an attestation report on the Partnership’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Partners
AIMCO Properties, L.P.
We have audited AIMCO Properties, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 26, 2010

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The board of directors of the General Partner consists of Terry Considine and Miles Cortez. The officers of Aimco are also the officers of the General Partner and hold the same titles. The information required by this item is presented under the captions “Board of Directors and Executive Officers” and “Corporate Governance Matters — Code of Ethics” in the proxy statement for Aimco’s 2010 annual meeting of stockholders and is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner’s executive officers and directors, and persons who own more than ten percent of a registered class of OP Units, to file reports (Forms 3, 4 and 5) of unit ownership and changes in unit ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and beneficial owners of more than ten percent of OP Units are required by SEC regulations to furnish us with copies of all such forms that they file. Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by us for the year ended December 31, 2009, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that during the period ended December 31, 2008, all filing requirements were complied with by the General Partner’s executive officers and directors and beneficial owners of more than ten percent of OP Units.
Audit Committee and Nominating and Corporate Governance Committee. The board of directors of the General Partner does not have a separate audit committee or nominating and corporate governance committee. Based on the structure of the Partnership and its relationship to Aimco, which has a separate audit committee and nominating and corporate governance committee, committees are not warranted for the Partnership. The audit committee of Aimco’s board of directors makes determinations concerning the engagement of the independent registered public accounting firm for Aimco and its subsidiaries, including the Partnership. In addition, the Aimco audit committee reviews with the independent registered public accounting firm the plans and results of the audit engagement, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal control over financial reporting. The Aimco audit committee currently consists of James N. Bailey, Richard S. Ellwood, Thomas L. Keltner, J. Landis Martin, Robert A. Miller and Michael A. Stein. Aimco’s board of directors has determined that Michael A. Stein is an “audit committee financial expert.” Aimco’s board of directors has also determined that each member of the audit committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange relating to audit committees.

Item 11.	Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2009,” “Outstanding Equity Awards at Fiscal Year End 2009,” “Option Exercises and Stock Vested in 2009,” and “Potential Payments Upon Termination or Change in Control” in the proxy statement for Aimco’s 2010 annual meeting of stockholders and is incorporated herein by reference. The directors of the General Partner do not receive additional compensation for serving as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The board of directors of the General Partner consists of Messrs. Considine and Cortez. Additional information required by this item is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2010 annual meeting of stockholders and is incorporated herein by reference. As of February 25, 2010, AIMCO-LP Trust held approximately 93% of the common OP Units and equivalents outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is presented under the caption “Certain Relationships and Related Transactions” in the proxy statement for Aimco’s 2010 annual meeting of stockholders and is incorporated herein by reference. The directors of the General Partner are not independent.

Item 14.	Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2010 annual meeting of stockholders and is incorporated herein by reference.

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

10.1
Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)

10.5
First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)

10.6
Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Aimco, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated March 22, 2006, is incorporated herein by this reference)

10.7
Third Amendment to Senior Secured Credit Agreement, dated as of August 31, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 31, 2007, is incorporated herein by this reference)

10.8
Fourth Amendment to Senior Secured Credit Agreement, dated as of September 14, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 14, 2007, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION
10.9
Fifth Amendment to Senior Secured Credit Agreement, dated as of September 9, 2008, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 11, 2008, is incorporated herein by this reference)

10.10
Sixth Amendment to Senior Secured Credit Agreement, dated as of May 1, 2009, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, is incorporated herein by this reference)

10.11
Seventh Amendment to Senior Secured Credit Agreement, dated as of August 4, 2009, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 6, 2009, is incorporated herein by this reference)

10.12
Eighth Amendment to Senior Secured Credit Agreement, dated as of February 3, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated February 5, 2010, is incorporated herein by this reference)

10.13
Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.14
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.15
Limited Liability Company Agreement of AIMCO JV Portfolio #1, LLC dated as of December 30, 2003 by and among AIMCO BRE I, LLC, AIMCO BRE II, LLC and SRV-AJVP#1, LLC (Exhibit 10.54 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference)

10.16
Employment Contract executed on December 29, 2008, by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.17
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.18
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.19
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.20	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

10.21	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

EXHIBIT NO.	DESCRIPTION
10.22	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.23	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIMCO PROPERTIES, L.P.
By: AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE

Terry Considine
Chairman of the Board and Chief Executive Officer

Date: February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY CONSIDINE Terry Considine	Chairman of the Board and Chief Executive Officer of the registrant’s general partner (principal executive officer)	February 26, 2010

/s/ MILES CORTEZ Miles Cortez	Director, Executive Vice President and Chief Administrative Officer of the registrant’s general partner	February 26, 2010

/s/ ERNEST M. FREEDMAN Ernest M. Freedman	Executive Vice President and Chief Financial Officer of the registrant’s general partner (principal financial officer)	February 26, 2010

/s/ PAUL BELDIN Paul Beldin	Senior Vice President and Chief Accounting Officer of the registrant’s general partner (principal accounting officer)	February 26, 2010

AIMCO PROPERTIES, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
AIMCO Properties, L.P.
We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
The consolidated financial statements include retroactive adjustments to reflect the adoption in 2009 of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51 (codified in FASB ASC 810), Statement of Financial Accounting Standards No. 141(R), Business Combinations — a replacement of FASB Statement No 141 (codified in FASB ASC 805), FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (codified in FASB ASC 260), and FASB Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (codified in FASB ASC 505). Further, the Partnership retrospectively adjusted the 2008 and 2007 consolidated financial statements to reflect real estate assets that meet the definition of a component and have been sold or meet the criteria to be classified as held for sale at December 31, 2009 pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (codified in FASB ASC 360), through December 31, 2009. As discussed in Note 2 to the consolidated financial statements, the consolidated statement of income for the year ended December 31, 2008 has been restated to reclassify provisions for impairment losses on real estate development assets into operating income.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 26, 2010

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
(In thousands)

	2009	2008
ASSETS
Real estate:
Buildings and improvements	$7,479,480	$7,278,734
Land	2,183,927	2,167,574

Total real estate	9,663,407	9,446,308
Less accumulated depreciation	(2,700,541)	(2,320,166)

Net real estate	6,962,866	7,126,142
Cash and cash equivalents	81,260	299,676
Restricted cash	220,037	253,315
Accounts receivable, net	59,822	90,318
Accounts receivable from affiliates, net	23,744	38,978
Deferred financing costs, net	52,725	51,568
Notes receivable from unconsolidated real estate partnerships, net	14,295	22,567
Notes receivable from non-affiliates, net	125,269	139,897
Notes receivable from Aimco	16,371	15,551
Investment in unconsolidated real estate partnerships	104,193	117,905
Other assets	185,816	198,639
Deferred income tax assets, net	42,015	28,326
Assets held for sale	33,726	1,073,839

Total assets	$7,922,139	$9,456,721

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing	$574,926	$629,499
Property loans payable	4,972,327	4,944,324
Term loans	90,000	400,000
Other borrowings	53,057	95,981

Total indebtedness	5,690,310	6,069,804

Accounts payable	29,819	64,241
Accrued liabilities and other	286,328	569,996
Deferred income	182,485	193,810
Security deposits	35,764	37,244
Liabilities related to assets held for sale	30,403	771,878

Total liabilities	6,255,109	7,706,973

Redeemable preferred units (Note 11)	116,656	88,148

Commitments and contingencies (Note 8)	—	—

Partners’ capital:
Preferred units	660,500	696,500
General Partner and Special Limited Partner	521,692	543,238
Limited Partners	95,990	82,461
High Performance Units	(40,313)	(37,263)
Investment in Aimco Class A Common Stock	(4,621)	(5,109)

Partners’ capital attributable to the Partnership	1,233,248	1,279,827

Noncontrolling interests in consolidated real estate partnerships	317,126	381,773

Total partners’ capital	1,550,374	1,661,600

Total liabilities and partners’ capital	$7,922,139	$9,456,721

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per unit data)

	2009	2008	2007
	(as restated -
	see Note 2)
REVENUES:
Rental and other property revenues	$1,140,828	$1,137,995	$1,093,779
Property management revenues, primarily from affiliates	5,082	6,345	6,923
Asset management and tax credit revenues	49,853	98,830	73,755

Total revenues	1,195,763	1,243,170	1,174,457

OPERATING EXPENSES:
Property operating expenses	521,161	526,238	503,890
Property management expenses	2,869	5,385	6,678
Investment management expenses	15,779	24,784	20,507
Depreciation and amortization	444,413	392,999	347,491
Provision for operating real estate impairment losses	2,329	—	1,080
Provision for impairment losses on real estate development assets	—	91,138	—
General and administrative expenses	69,567	99,157	90,674
Other expenses, net	17,891	22,568	19,338
Restructuring costs	11,241	22,802	—

Total operating expenses	1,085,250	1,185,071	989,658

Operating income	110,513	58,099	184,799

Interest income	10,161	20,700	43,971
Provision for losses on notes receivable, net	(21,549)	(17,577)	(2,010)
Interest expense	(324,160)	(324,118)	(313,038)
Equity in losses of unconsolidated real estate partnerships	(12,025)	(4,601)	(3,347)
Impairment losses related to unconsolidated real estate partnerships	(322)	(2,661)	—
Gain on dispositions of unconsolidated real estate and other	22,494	99,864	24,470

Loss before income taxes and discontinued operations	(214,888)	(170,294)	(65,155)
Income tax benefit	18,671	53,202	19,795

Loss from continuing operations	(196,217)	(117,092)	(45,360)
Income from discontinued operations, net	152,237	744,880	171,615

Net (loss) income	(43,980)	627,788	126,255
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(22,442)	(155,749)	(92,138)

Net (loss) income attributable to the Partnership	(66,422)	472,039	34,117
Net income attributable to the Partnership’s preferred unitholders	(56,854)	(61,354)	(73,144)
Net income attributable to participating securities	—	(6,985)	(4,481)

Net (loss) income attributable to the Partnership’s common unitholders	$(123,276)	$403,700	$(43,508)

Earnings (loss) per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(1.75)	$(1.95)	$(1.40)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.75	6.06	0.98

Net (loss) income attributable to the Partnership’s common unitholders	$(1.00)	$4.11	$(0.42)

Weighted average common units outstanding — basic and diluted	123,180	98,249	104,853

Distributions declared per common unit	$0.40	$7.48	$4.31

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARNTERS’ CAPITAL
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		General				Partners’
		Partner		High	Investment	Capital
		and Special		Perform-	In Aimco	Attributable	Non -	Total
	Preferred	Limited	Limited	ance	Common	to the	controlling	Partners’
	Units	Partner	Partners	Units	Stock	Partnership	Interests	Capital
Balances at December 31, 2006	$914,215	$1,208,866	$439,903	$(18,308)	$(7,074)	$2,537,602	$216,015	$2,753,617
Cumulative effect of change in accounting principle — adoption of FIN 48	—	(763)	(61)	(20)	—	(844)	—	(844)
Redemption of preferred units held by Aimco	(100,000)	(2,000)	—	—	—	(102,000)	—	(102,000)
Common and preferred units redeemed by Limited Partners to Special Limited Partner	—	27,853	(27,853)	—	—	—	—	—
Contribution from Aimco related to employee stock purchases, net	—	1,827	—	—	—	1,827	—	1,827
Contribution from Aimco related to stock option exercises	—	53,719	—	—	—	53,719	—	53,719
Amortization of Aimco stock-based compensation	—	19,235	—	—	—	19,235	—	19,235
Contributions from noncontrolling interests	—	—	—	—	—	—	203,552	203,552
Adjustment to noncontrolling interests from VMS transactions (Note 3) Effect on transactions with owners (VMS)	—	—	—	—	—	—	62,820	62,820
Adjustment to noncontrolling interests from consolidation of entities	—	—	—	—	—	—	91,219	91,219
Redemption of preferred units and common units	—	—	(2,181)	—	—	(2,181)	—	(2,181)
Repurchase of common units related to Aimco common stock repurchases	—	(325,822)	—	—	—	(325,822)	—	(325,822)
Other, net	—	(1,462)	2,998	720	—	2,256	(201)	2,055
Net income (loss)	73,144	(35,399)	(2,742)	(886)	—	34,117	92,138	126,255
Common distributions	—	(406,854)	(31,329)	(10,246)	923	(447,506)	(211,314)	(658,820)
Distributions to preferred unitholders	(72,306)	—	—	—	—	(72,306)	—	(72,306)
Adjustment to reflect Limited Partners’ capital at redemption value	—	125,083	(125,083)	—	—	—	—	—

Balances at December 31, 2007	815,053	664,283	253,652	(28,740)	(6,151)	1,698,097	454,229	2,152,326
Redemption of preferred units held by Aimco	(27,000)	2,160	—	—	—	(24,840)	—	(24,840)
Common units redeemed by Limited Partners to Special Limited Partner	—	4,182	(4,182)	—	—	—	—	—
Contribution from Aimco related to employee stock purchases, net	—	1,671	—	—	—	1,671	—	1,671
Contribution from Aimco related to stock option exercises	—	481	—	—	—	481	—	481
Amortization of Aimco stock-based compensation	—	17,573	—	—	—	17,573	—	17,573
Contributions from noncontrolling interests	—	—	—	—	—	—	6,854	6,854
Adjustment to noncontrolling interests from consolidation of entities	—	—	—	—	—	—	14,969	14,969
Redemption of preferred units and common units	(976)	—	(2,046)	(1,146)	—	(4,168)	—	(4,168)
Repurchase of common units related to Aimco common stock repurchases	—	(473,532)	—	—	—	(473,532)	—	(473,532)
Other, net	(1,083)	(488)	(8)	388	—	(1,191)	(572)	(1,763)
Net income	61,354	370,729	30,059	9,897	—	472,039	155,749	627,788
Common units issued to Aimco pursuant to special distributions	—	487,477	—	—	—	487,477	—	487,477
Common distributions	—	(675,416)	(50,896)	(17,662)	1,042	(742,932)	(249,456)	(992,388)
Distributions to preferred unitholders	(62,700)	—	—	—	—	(62,700)		(62,700)
Reclassification of redeemable preferred units to temporary capital (Note 11)	(88,148)	—	—	—	—	(88,148)	—	(88,148)
Adjustment to reflect Limited Partners’ capital at redemption value	—	144,118	(144,118)	—	—	—	—	—

Balances at December 31, 2008	$696,500	$543,238	$82,461	$(37,263)	$(5,109)	$1,279,827	$381,773	$1,661,600
See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARNTERS’ CAPITAL
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		General				Partners’
		Partner		High	Investment	Capital
		and Special		Perform-	In Aimco	Attributable	Non -	Total
	Preferred	Limited	Limited	ance	Common	to the	controlling	Partners’
	Units	Partner	Partners	Units	Stock	Partnership	Interests	Capital
Redemption of preferred units held by Aimco	(6,000)	1,800	—	—	—	(4,200)	—	(4,200)
Common units redeemed by Limited Partners to Special Limited Partner	—	7,085	(7,085)	—	—	—	—	—
Amortization of Aimco stock-based compensation	—	8,007	—	—	—	8,007	—	8,007
Contribution from noncontrolling interests	—	—	—	—	—	—	5,535	5,535
Redemption of preferred units and common units	—	—	(980)	—	—	(980)	—	(980)
Other, net	—	4,164	—	—	—	4,164	(720)	3,444
Net income (loss)	50,566	(114,390)	(6,539)	(2,347)	—	(72,710)	22,442	(50,268)
Common units issued to Aimco pursuant to special distributions	—	148,746	—	—	—	148,746	—	148,746
Common distributions	—	(46,880)	(1,945)	(703)	488	(49,040)	(91,904)	(140,944)
Distributions to preferred unitholders	(50,566)	—	—	—	—	(50,566)	—	(50,566)
Reclassification of redeemable preferred units to temporary capital (Note 11)	(30,000)	—	—	—	—	(30,000)	—	(30,000)
Adjustment to reflect Limited Partners’ capital at redemption value	—	(30,078)	30,078	—	—	—	—	—

Balances at December 31, 2009	$660,500	$521,692	$95,990	$(40,313)	$(4,621)	$1,233,248	$317,126	$1,550,374

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(43,980)	$627,788	$126,255

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	444,413	392,999	347,491
Equity in losses of unconsolidated real estate partnerships	12,025	4,601	3,347
Provision for impairment losses on real estate development assets	—	91,138	—
Provision for operating real estate impairment losses	2,329	—	1,080
Gain on dispositions of unconsolidated real estate and other	(22,494)	(99,864)	(24,470)
Income tax benefit	(18,671)	(53,202)	(19,795)
Stock-based compensation expense	6,666	13,833	14,921
Amortization of deferred loan costs and other	10,845	9,950	7,916
Distributions of earnings from unconsolidated entities	4,893	14,619	4,239
Discontinued operations:
Depreciation and amortization	51,155	122,549	152,446
Gain on disposition of real estate	(221,793)	(800,335)	(117,627)
Other adjustments to income from discontinued operations	53,975	67,214	(24,063)
Changes in operating assets and operating liabilities:
Accounts receivable	27,067	4,848	7,453
Other assets	1,620	56,369	(10,500)
Accounts payable, accrued liabilities and other	(74,238)	(12,139)	14,249

Total adjustments	277,792	(187,420)	356,687

Net cash provided by operating activities	233,812	440,368	482,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(112,655)	(201,434)
Capital expenditures	(300,344)	(665,233)	(689,719)
Proceeds from dispositions of real estate	875,931	2,060,344	431,863
Change in funds held in escrow from tax-free exchanges	—	345	25,863
Proceeds from sale of interests and distributions from real estate partnerships	25,067	94,277	198,998
Purchases of partnership interests and other assets	(6,842)	(28,121)	(86,204)
Originations of notes receivable	(5,778)	(6,911)	(10,812)
Proceeds from repayment of notes receivable	5,264	8,929	14,370
Distributions received from Aimco	488	1,042	923
Other investing activities	36,956	(6,106)	45,476

Net cash provided by (used in) investing activities	630,742	1,345,911	(270,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	772,443	949,549	1,552,048
Principal repayments on property loans	(1,076,318)	(1,291,543)	(850,484)
Proceeds from tax-exempt bond financing	15,727	50,100	82,350
Principal repayments on tax-exempt bond financing	(157,862)	(217,361)	(70,029)
(Payments on) borrowings under term loans	(310,000)	(75,000)	75,000
Net repayments on revolving credit facility	—	—	(140,000)
Proceeds from (payments on) other borrowings	(40,085)	21,367	(8,468)
Repurchases and redemptions of preferred units	(4,200)	(24,840)	(102,000)
Repurchase of common units	—	(502,296)	(307,382)
Proceeds from Class A Common Stock option exercises	—	481	53,719
Payment of distributions to noncontrolling interests	(92,421)	(248,537)	(168,499)
Payment of distributions to General Partner and Special Limited Partner	(95,823)	(213,328)	(231,729)
Payment of distributions to Limited Partners	(15,403)	(55,770)	(16,760)
Payment of distributions to High Performance Units	(5,580)	(18,757)	(5,710)
Payment of distributions to preferred units	(59,172)	(62,733)	(74,221)
Other financing activities	(14,276)	(8,396)	(19,464)

Net cash used in financing activities	(1,082,970)	(1,697,064)	(231,629)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(218,416)	89,215	(19,363)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	299,676	210,461	229,824

CASH AND CASH EQUIVALENTS AT END OF YEAR	$81,260	$299,676	$210,461

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$348,341	$434,645	$452,324
Cash paid for income taxes	4,560	13,780	2,994
Non-cash transactions associated with the acquisition of real estate and interests in unconsolidated real estate partnerships:
Secured debt assumed in connection with purchase of real estate	—	—	16,000
Issuance of OP Units for interests in unconsolidated real estate partnerships and acquisitions of real estate	—	—	2,998
Non-cash transactions associated with the disposition of real estate:
Secured debt assumed in connection with the disposition of real estate	314,265	157,394	27,929
Issuance of notes receivable connection with the disposition of real estate	3,605	10,372	—
Non-cash transactions associated with consolidation of real estate partnerships:
Real estate, net	6,058	25,830	56,877
Investments in and notes receivable primarily from affiliated entities	4,326	4,497	84,545
Restricted cash and other assets	(1,682)	5,483	8,545
Secured debt	2,031	22,036	41,296
Accounts payable, accrued and other liabilities	6,769	14,020	48,602
Other non-cash transactions:
Redemption of common OP Units for Aimco Class A Common Stock	7,085	4,182	27,810
Conversion of preferred units and securities into common units	—	—	43
(Cancellation) origination of notes receivable from officers of Aimco, net	(1,452)	(385)	2,386
Common OP units issued to Aimco pursuant to special distributions (Note 11)	(148,746)	(487,477)	—
See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
As of December 31, 2009, we:
•	owned an equity interest in and consolidated 95,202 units in 426 properties (which we refer to as “consolidated properties”), of which 93,098 units were also managed by us;
•	owned an equity interest in and did not consolidate 8,478 units in 77 properties (which we refer to as “unconsolidated properties”), of which 3,594 units were also managed by us; and
•
provided services for or managed 31,974 units in 367 properties, primarily pursuant to long-term agreements (including 29,879 units in 345 properties for which we provide asset management services only, and not also property management services). In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a partnership syndication or other fund.

At December 31, 2009, we had outstanding 122,509,304 common OP Units, 28,096,618 preferred OP Units and 2,344,719 High Performance Units. At December 31, 2009, Aimco owned 116,479,791 of the common OP Units and 24,940,134 of the preferred OP Units.

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
As of December 31, 2009, we were the primary beneficiary of, and therefore consolidated, 90 VIEs, which owned 67 apartment properties with 9,652 units. Real estate with a carrying amount of $769.4 million collateralized $474.3 million of debt of those VIEs. The creditors of the consolidated VIEs do not have recourse to our general credit. As of December 31, 2009, we also held variable interests in 120 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 172 apartment properties with 9,566 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. At December 31, 2009, our maximum exposure to loss as a result of our involvement with unconsolidated VIEs is limited to our recorded investments in and receivables from those VIEs totaling $107.5 million and our contractual obligation to advance funds to certain VIEs totaling $4.6 million. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, the provision of financial support in the future may require us to consolidate a VIE.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in FASB ASC Topic 810, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements.
Our adoption of ASU 2009-17 during 2010 may result in changes in our conclusions regarding whether we are required to consolidate certain unconsolidated real estate partnerships that are VIEs. As of December 31, 2009, in addition to the unconsolidated VIEs discussed above, we held insignificant partnership interests in VIEs that own approximately 250 properties. We hold general and/or limited partner interests generally ranging from less than 1% to 5% and our recorded investment in these entities is typically limited to accounts receivable from our provision of property management and asset management services to these partnerships. We may be required to consolidate some of these VIEs if we conclude that we control the activities that are significant to the VIEs’ economic performance. Additionally, we may be required to deconsolidate certain VIEs that we currently consolidate if we conclude we do not control the activities that are significant to such VIEs’ economic performance. We have not yet completed our evaluation of ASU 2009-17 and therefore have not determined the effect our adoption of ASU 2009-17 will have on our consolidated financial statements.
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

At December 31, 2009 and 2008, deferred income in our consolidated balance sheets includes below-market lease amounts totaling $31.8 million and $36.2 million, respectively, which are net of accumulated amortization of $21.0 million and $16.6 million, respectively. Additions to below-market leases resulting from acquisitions during the year ended December 31, 2007 totaled $18.9 million, and there were no such additions during the years ended December 31, 2009 or 2008. During the years ended December 31, 2009, 2008 and 2007, we included amortization of below-market leases of $4.4 million, $4.4 million and $4.6 million, respectively, in rental and other property revenues in our consolidated statements of income. During the year ended December 31, 2008, we revised the estimated fair value of assets acquired and liabilities assumed in acquisitions completed in 2007, resulting in a $4.7 million reduction of below-market lease values and a corresponding reduction in buildings and improvements. At December 31, 2009, our below-market leases had a weighted average amortization period of 7.1 years and estimated aggregate amortization for each of the five succeeding years as follows (in millions):

	2010	2011	2012	2013	2014

Estimated amortization	$3.9	$3.6	$3.2	$2.8	$2.5
Capital Additions and Related Depreciation
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment and construction projects, other tangible property improvements, and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We charge to expense as incurred costs that do not relate to capital expenditure activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.
We depreciate capitalized costs using the straight-line method over the estimated useful life of the related component or improvement, which is generally five, 15 or 30 years. All capitalized site payroll and indirect costs are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects.
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
For the years ended December 31, 2009, 2008 and 2007, for continuing and discontinued operations, we capitalized $9.8 million, $25.7 million and $30.8 million, respectively, of interest costs, and $40.0 million, $78.1 million and $78.1 million, respectively, of site payroll and indirect costs, respectively.
Impairment of Long-Lived Assets
Our real estate and other long-lived assets classified as held for use are stated at cost, less accumulated depreciation and amortization, unless the carrying amounts are not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.
In connection with the preparation of our 2008 annual financial statements, we assessed the recoverability of our investment in our Lincoln Place property, located in Venice, California. Based upon the declines in land values in Southern California during 2008 and the expected timing of our redevelopment efforts, we determined that the total carrying amount of the property was no longer probable of full recovery and, accordingly, during the three months ended December 31, 2008, recognized an impairment loss of $85.4 million ($55.6 million net of tax).
Similarly, we assessed the recoverability of our investment in Pacific Bay Vistas (formerly Treetops), a vacant property located in San Bruno, California, and determined that the carrying amount of the property was no longer probable of full recovery and, accordingly, we recognized an impairment loss of $5.7 million for this property during the three months ended December 31, 2008.

In addition to the impairments of Lincoln Place and Pacific Bay Vistas, based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2009 and 2007, we recorded real estate impairment losses of $2.3 million and $1.1 million, respectively, related to properties classified as held for use. For the year ended December 31, 2008, we recorded no similar impairment losses related to properties classified as held for use.
We report impairment losses or recoveries related to properties sold or classified as held for sale in discontinued operations.
Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments decreased net income available to the Partnership’s common unitholders by $19.6 million, $11.8 million and $37.3 million, and resulted in decreases in basic and diluted earnings per unit of $0.16, $0.12 and $0.36, for the years ended December 31, 2009, 2008 and 2007, respectively.
Cash Equivalents
We classify highly liquid investments with an original maturity of three months or less as cash equivalents.
Restricted Cash
Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts and tax and insurance escrow accounts held by lenders.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally comprised of amounts receivable from residents, amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services and other miscellaneous receivables from non-affiliated entities. We evaluate collectibility of accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $1.4 million and $3.3 million as of December 31, 2009 and 2008, respectively.
We evaluate collectibility of accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $5.4 million and $5.0 million as of December 31, 2009 and 2008, respectively.
Accounts Receivable and Allowance for Doubtful Accounts from Affiliates
Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate collectibility of accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates are stated net of allowances for doubtful accounts of approximately $1.9 million and $2.8 million as of December 31, 2009 and 2008, respectively.
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

Notes Receivable from Unconsolidated Real Estate Partnerships and Non-Affiliates and Related Interest Income and Provision for Losses
Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner but do not consolidate the partnership. The ultimate repayment of these notes and those from non-affiliates is subject to a number of variables, including the performance and value of the underlying real estate property and the claims of unaffiliated mortgage lenders. Our notes receivable include loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes,” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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
We recognize interest income on discounted notes receivable based upon whether the amount and timing of collections are both probable and reasonably estimable. We consider collections to be probable and reasonably estimable when the borrower has closed or entered into certain pending transactions (which include real estate sales, refinancings, foreclosures and rights offerings) that provide a reliable source of repayment. In such instances, we recognize accretion income, on a prospective basis using the effective interest method over the estimated remaining term of the loans, equal to the difference between the carrying amount of the discounted notes and the estimated collectible value. We record income on all other discounted notes using the cost recovery method.
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
Intangible Assets
At December 31, 2009 and 2008, other assets included goodwill associated with our real estate segment of $71.8 million and $81.9 million, respectively. We perform an annual impairment test of goodwill that compares the fair value of reporting units with their carrying amounts, including goodwill. We determined that our goodwill was not impaired in 2009, 2008 or 2007.
During the year ended December 31, 2009, we allocated $10.1 million of goodwill related to our real estate segment to the carrying amounts of the properties sold or classified as held for sale. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill as allocated. During 2008 and 2007, we did not allocate any goodwill to properties sold or classified as held for sale as real estate properties were not considered businesses under then applicable accounting principles generally accepted in the United States of America, or GAAP.

Other assets also includes intangible assets for purchased management contracts with finite lives that we amortize on a straight-line basis over terms ranging from five to 20 years and intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.
Capitalized Software Costs
Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. We write-off the costs of software development projects when it is no longer probable that the software will be completed and placed in service. For the years ended December 31, 2009, 2008 and 2007, we capitalized software development costs totaling $5.6 million, $20.9 million and $11.9 million, respectively. At December 31, 2009 and 2008, other assets included $29.7 million and $35.7 million of net capitalized software, respectively. During the years ended December 31, 2009, 2008 and 2007, we recognized amortization of capitalized software of $11.5 million, $10.0 million and $10.8 million, respectively, which is included in depreciation and amortization in our consolidated statements of income.
During the year ended December 31, 2008, we reassessed our approach to communication technology needs at our properties, which resulted in the discontinuation of an infrastructure project and a $5.4 million write-off of related hardware and capitalized internal and consulting costs included in other assets. The write-off, which is net of sales proceeds, is included in other expenses, net. During the year ended December 31, 2008, we additionally recorded a $1.6 million write-off of certain software and hardware assets that are no longer consistent with our information technology strategy. This write-off is included in depreciation and amortization. During the year ended December 31, 2007, we abandoned certain internal-use software development projects and recorded a $4.2 million write-off of the capitalized costs of such projects in depreciation and amortization. There were no similar write-offs during the year ended December 31, 2009.
Noncontrolling Interests in Consolidated Real Estate Partnerships
We report the unaffiliated partners’ interests in our consolidated real estate partnerships as noncontrolling interests in consolidated real estate partnerships. Noncontrolling interests in consolidated real estate partnerships represent the noncontrolling partners’ share of the underlying net assets of our consolidated real estate partnerships. Prior to 2009, when these consolidated real estate partnerships made cash distributions to partners in excess of the carrying amount of the noncontrolling interest, we generally recorded a charge equal to the amount of such excess distribution, even though there was no economic effect or cost. These charges are reported in the consolidated statements of income for the years ended December 31, 2008 and 2007 within noncontrolling interests in consolidated real estate partnerships. Also prior to 2009, we allocated the noncontrolling partners’ share of partnership losses to noncontrolling partners to the extent of the carrying amount of the noncontrolling interest. We generally recorded a charge when the noncontrolling partners’ share of partnership losses exceed the carrying amount of the noncontrolling interest, even though there is no economic effect or cost. These charges are reported in the consolidated statements of income within noncontrolling interests in consolidated real estate partnerships. We did not record charges for distributions or losses in certain limited instances where the noncontrolling partner had a legal obligation and financial capacity to contribute additional capital to the partnership. For the years ended December 31, 2008 and 2007, we recorded charges for partnership losses resulting from depreciation of approximately $9.0 million and $12.2 million, respectively that were not allocated to noncontrolling partners because the losses exceeded the carrying amount of the noncontrolling interest.
Noncontrolling interests in consolidated real estate partnerships consist primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. The aggregate carrying amount of noncontrolling interests in consolidated real estate partnerships is approximately $317.1 million at December 31, 2009. The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life noncontrolling interests, the number of properties in which there is direct or indirect noncontrolling ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, we believe it is impracticable to determine the total required payments to the noncontrolling interests in an assumed liquidation at December 31, 2009. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our noncontrolling interests exceeds their aggregate carrying amount. As a result of our ability to control real estate sales and other events that require payment of noncontrolling interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related noncontrolling interests, we anticipate that the eventual liquidation of these noncontrolling interests will not have an adverse impact on our financial condition.

Revenue Recognition
Our properties have operating leases with apartment residents with terms generally of 12 months or less. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. We recognize revenues from property management, asset management, syndication and other services when the related fees are earned and are realized or realizable.
Advertising Costs
We generally expense all advertising costs as incurred to property operating expense. For the years ended December 31, 2009, 2008 and 2007, for both continuing and discontinued operations, total advertising expense was $25.0 million, $36.0 million and $38.0 million, respectively.
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
Stock-Based Compensation
We recognize all stock-based employee compensation, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value and recognize compensation cost, which is net of estimates for expected forfeitures, ratably over the awards’ requisite service period. See Note 12 for further discussion of our stock-based compensation.
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
We have determined that the partnerships in these arrangements are variable interest entities and, where we are general partner, we are generally the primary beneficiary that is required to consolidate the partnerships. When the contractual arrangements obligate us to deliver tax benefits to the investors, and entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we account for these partnerships as wholly owned subsidiaries. Capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors, and the receipts are recognized as revenue in our consolidated financial statements when our obligation to the investors is relieved upon delivery of the expected tax benefits.

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
During the years ended December 31, 2008 and 2007, we recognized syndication fee income of $3.4 million and $13.8 million, respectively. We recognized no syndication fee income during the year ended December 31, 2009. During the years ended December 31, 2009, 2008 and 2007 we recognized revenue associated with the delivery of tax benefits of $36.6 million, $29.4 million and $24.0 million, respectively. At December 31, 2009 and 2008, $148.1 million and $159.6 million, respectively, of investor contributions in excess of the recognized revenue were included in deferred income in our consolidated balance sheets.
Discontinued Operations
We classify certain properties and related assets and liabilities as held for sale when they meet certain criteria. The operating results of such properties as well as those properties sold during the periods presented are included in discontinued operations in both current periods and all comparable periods presented. Depreciation is not recorded on properties once they have been classified as held for sale; however, depreciation expense recorded prior to classification as held for sale is included in discontinued operations. The net gain on sale and any impairment losses are presented in discontinued operations when recognized. See Note 13 for additional information regarding discontinued operations.
Derivative Financial Instruments
We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. The fair values of the interest rate swaps are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense or equity, as appropriate. These interest rate caps are not material to our financial position or results of operations.
As of December 31, 2009 and 2008, we had interest rate swaps with aggregate notional amounts of $52.3 million and $27.2 million, and recorded fair values of $1.6 million and $2.6 million, respectively, reflected in accrued liabilities and other in our consolidated balance sheets. At December 31, 2009, these interest rate swaps had a weighted average term of 11.1 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive income within partners’ capital to the extent of their effectiveness. For the year ended December 31, 2009, we recognized changes in fair value of $1.0 million, of which $1.4 million resulted in an adjustment to accumulated other comprehensive loss within consolidated partners’ capital. For the year ended December 31, 2008, we recognized changes in fair value of $2.2 million, of which $2.1 million resulted in an adjustment to accumulated other comprehensive loss within consolidated partners’ capital. We recognized $0.4 million and less than $0.1 million of ineffectiveness as an adjustment of interest expense during the years ended December 31, 2009 and 2008, respectively, and we recognized no ineffectiveness during the year ended December 31, 2007. Our consolidated comprehensive loss for the year ended December 31, 2009 totaled $42.6 million and our comprehensive income for the years ended December 31, 2008 and 2007, totaled $625.6 million and $125.5 million, respectively, before the effects of noncontrolling interests. If the forward rates at December 31, 2009 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.5 million of the unrealized losses in accumulated other comprehensive income.
We have entered into total rate of return swaps on various fixed rate secured tax-exempt bonds payable and fixed rate notes payable to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate for tax-exempt bonds payable and the 30-day LIBOR rate for notes payable, plus a risk spread. These swaps generally have a second or third lien on the property collateralized by the related borrowings and the obligations under certain of these swaps are cross-collateralized with certain of the other swaps with a particular counterparty. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice, and the swaps generally have a term of less than five years. The total rate of return swaps have a contractually defined termination value generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings, which may require payment by us or to us for such difference. Accordingly, we believe fluctuations in the fair value of the borrowings from the inception of the hedging relationship generally will be offset by a corresponding fluctuation in the fair value of the total rate of return swaps.

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
Borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $352.7 million and $421.7 million at December 31, 2009 and 2008, respectively, are reflected as variable rate borrowings in Note 6. Due to changes in the estimated fair values of these debt instruments and the corresponding total rate of return swaps, we increased property loans payable by $5.2 million for the year ended December 31, 2009, and reduced property loans payable by $20.1 million and $9.4 million for the years ended December 31, 2008 and 2007, respectively, with offsetting adjustments to accrued liabilities, resulting in no net effect on net income. Refer to Fair Value Measurements for further discussion of fair value measurements related to these arrangements. During 2009, 2008 and 2007, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At December 31, 2009, the weighted average fixed receive rate under the total return swaps was 6.8% and the weighted average variable pay rate was 1.0%, based on the applicable SIFMA and 30-day LIBOR rates effective as of that date. Further information related to our total return swaps as of December 31, 2009 is as follows (dollars in millions):

		Weighted
	Year of	Average		Swap	Weighted Average Swap
	Debt	Debt Interest	Swap Notional	Maturity	Variable Pay Rate at
Debt Principal	Maturity	Rate	Amount	Date	December 31, 2009
$45.2	2012	7.5%	$45.2	2012	1.6%
24.0	2015	6.9%	24.0	2012	1.0%
14.2	2018	7.3%	14.2	2012	1.0%
42.8	2025	7.0%	42.8	2012	1.0%
93.0	2031	7.4%	93.0	2012	1.0%
108.7	2036	6.2%	109.1	2012	0.7%
12.3	2038	5.5%	12.3	2012	0.9%
12.5	2048	6.5%	12.5	2012	0.9%

$352.7			$353.1

Fair Value Measurements
Beginning in 2008, we applied the FASB’s revised accounting provisions related to fair value measurements, which are codified in FASB ASC Topic 820. These revised provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data. We adopted the revised fair value measurement provisions that apply to recurring and nonrecurring fair value measurements of financial assets and liabilities effective January 1, 2008, and the provisions that apply to the remaining fair value measurements effective January 1, 2009, and at those times determined no transition adjustments were required.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:
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
Following are descriptions of the valuation methodologies used for our significant assets or liabilities measured at fair value on a recurring or nonrecurring basis. Although some of the valuation methodologies use observable market inputs in limited instances, the majority of inputs we use are unobservable and are therefore classified within Level 3 of the valuation hierarchy.
Provisions for Real Estate Impairment Losses
If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property, for properties classified as held for use, and estimated fair value of the property, less estimated selling costs, for properties classified as held for sale.
We estimate the fair value of real estate using income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations. For certain properties classified as held for sale, we may also recognize the impairment loss based on the contract sale price, which we believe is representative of fair value, less estimated selling costs.
Notes Receivable
We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the real estate, which represents the primary source of loan repayment. The fair value of real estate is estimated through income and market valuation approaches using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable and unobservable inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations.
Interest Rate Swaps
We estimate the fair value of interest rate swaps using an income approach with primarily observable inputs, including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
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

The swaps are generally cross-collateralized with other swap contracts with the same counterparty and do not allow transfer or assignment, thus there is no alternate or secondary market for these instruments. Accordingly, our assumptions about the fair value that a willing market participant would assign in valuing these instruments are based on a hypothetical market in which the highest and best use of these contracts is in-use in combination with the related borrowings, similar to how we use the contracts. Based on these assumptions, we believe the termination value, or exit value, of the swaps approximates the fair value that would be assigned by a willing market participant. We calculate the termination value using a market approach by reference to estimates of the fair value of the underlying borrowings, which are discussed below, and an evaluation of potential changes in the credit quality of the counterparties to these arrangements. We compare our estimates of the fair value of the swaps and related borrowings to the valuations provided by the counterparties on a quarterly basis.
Our method for calculating fair value of the swaps generally results in changes in fair value equal to the changes in fair value of the related borrowings. Accordingly, we believe these instruments are highly effective in offsetting the changes in fair value of the borrowings during the hedging period.
Changes in Fair Value of Borrowings Subject to Total Rate of Return Swaps
We recognize changes in the fair value of certain borrowings subject to total rate of return swaps, which we have designated as fair value hedges.
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
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets and liabilities could result in a different estimate of fair value at the reporting date.
The table below presents amounts at December 31, 2009, 2008 and 2007 (and the changes in fair value between such dates) for significant items measured in our consolidated balance sheets at fair value (in thousands). Certain of these fair value measurements are based on significant unobservable inputs classified within Level 3 of the valuation hierarchy. When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 fair value measurements typically include, in addition to the unobservable or Level 3 components, observable components that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

	Level 2	Level 3
			Changes in fair
			value of debt
			instruments
			subject to total
	Interest rate	Total rate of	rate of return
	swaps	return swaps	swaps	Total
Fair value at December 31, 2007	$(371)	$(9,420)	$9,420	$(371)
Unrealized gains (losses) included in earnings (1)(2)	(47)	(20,075)	20,075	(47)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in partners’ capital	(2,139)	—	—	(2,139)

Fair value at December 31, 2008	$(2,557)	$(29,495)	$29,495	$(2,557)
Unrealized gains (losses) included in earnings (1)(2)	(447)	5,188	(5,188)	(447)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in partners’ capital	1,408	—	—	1,408

Fair value at December 31, 2009	$(1,596)	$(24,307)	$24,307	$(1,596)

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)	Included in interest expense in the accompanying condensed consolidated statements of income.

In addition to the amounts in the table above, during the years ended December 31, 2009, 2008 and 2007, we recognized $56.9 million, $118.6 million and $6.5 million, respectively, of provisions for real estate impairment losses (including amounts in discontinued operations) to reduce the carrying amounts of certain real estate properties to their estimated fair value (or fair value less estimated costs to sell) and provisions for losses on notes receivable of $21.5 million, $17.6 million and $2.0 million, respectively, based on our estimates of the fair value of the real estate properties that represent the primary source of repayment. Based on the significance of the unobservable inputs used in our methods for estimating the fair values for these amounts, we classify these fair value measurements within Level 3 of the valuation hierarchy.
Disclosures Regarding Fair Value of Financial Instruments
We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying value at December 31, 2009, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $126.1 million and $161.6 million at December 31, 2009 and 2008, respectively. See Note 5 for further information on notes receivable. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.7 billion and $6.7 billion at December 31, 2009 and 2008, respectively. The combined carrying amount of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.7 billion and $6.8 billion at December 31, 2009 and 2008, respectively. See Note 6 and Note 7 for further details on our consolidated debt. Refer to Derivative Financial Instruments for further discussion regarding certain of our fixed rate debt that is subject to total rate of return swap instruments.
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
Certain of Aimco’s operations, or a portion thereof, including property management, asset management and risk are conducted through taxable REIT subsidiaries, which are subsidiaries of the Partnership, and each of which we refer to as a TRS. A TRS is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. Aimco uses TRS entities to facilitate its ability to offer certain services and activities to its residents, as these services and activities generally cannot be offered directly by the REIT. Aimco also uses TRS entities to hold investments in certain properties.
For Aimco’s TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and TRS entities when the related assets are sold to third parties, impaired or otherwise disposed of for financial reporting purposes.
In March 2008, we were notified by the Internal Revenue Service that it intended to examine our 2006 Federal tax return. During June 2008, the IRS issued AIMCO-GP, Inc., our general and tax matters partner, a summary report including the IRS’s proposed adjustments to our 2006 Federal tax return. In addition, in May 2009, we were notified by the IRS that it intended to examine our 2007 Federal tax return. During November 2009, the IRS issued AIMCO-GP, Inc. a summary report including the IRS’s proposed adjustments to our 2007 Federal tax return. We do not expect the 2006 or 2007 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. As discussed in Note 5, a significant portion of our notes receivable at December 31, 2009, are collateralized by properties in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversity of the properties that collateralize the notes.
At December 31, 2009, we had total rate of return swap positions with two financial institutions totaling $353.1 million. The swap positions with one counterparty are comprised of $340.9 million of fixed rate debt effectively converted to variable rates using total rate of return swaps, including $295.7 million of tax-exempt bonds indexed to SIFMA and $45.2 million of taxable second mortgage notes indexed to LIBOR. Additionally, the swap agreements with this counterparty provide for collateral calls to maintain specified loan-to-value ratios. As of December 31, 2009, we were not required to provide cash collateral pursuant to the total rate of return swaps. We have one swap position with another counterparty that is comprised of $12.2 million of fixed rate tax-exempt bonds indexed to SIFMA. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows.

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
We elected to apply the third method and accordingly have retroactively adjusted our results of operations for the year ended December 31, 2008, by $3.5 million, which also resulted in a corresponding reduction to our December 31, 2008 equity balance. This retroactive adjustment is reflected in investment management expenses in our accompanying consolidated statements of income and reduced basic and diluted earnings per unit amounts by $0.04 for the year ended December 31, 2008.
Noncontrolling Interests
Effective January 1, 2009, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160, which are codified in FASB ASC Topic 810. These provisions clarified that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. These provisions require disclosure, on the face of the consolidated income statements, of the amounts of consolidated net income and other comprehensive income attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. These provisions also require us to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity accounts, and in some instances, recognize a gain or loss in net income when a subsidiary is deconsolidated.
In connection with our retrospective application of these provisions, we reclassified into our consolidated equity accounts the historical balances related to noncontrolling interests in consolidated real estate partnerships. At December 31, 2008, the carrying amount of noncontrolling interests in consolidated real estate partnerships was $381.8 million.

Beginning in 2009, we no longer record a charge related to cash distributions to noncontrolling interests in excess of the carrying amount of such noncontrolling interests, and we attribute losses to noncontrolling interests even if such attribution results in a deficit noncontrolling interest balance within our equity accounts. The following table illustrates the pro forma amounts of loss from continuing operations, discontinued operations and net loss that would have been attributed to the Partnership’s common unitholders for the year ended December 31, 2009, had we applied the accounting provisions related to noncontrolling interests prior to their amendment by SFAS 160 (in thousands, except per unit amounts):

Year Ended
December 31, 2009

Loss from continuing operations attributable to the Partnership’s common unitholders	$(241,284)
Income from discontinued operations attributable to the Partnership’s common unitholders	97,935

Net loss attributable to the Partnership’s common unitholders	$(143,349)

Basic and diluted earnings (loss) per common unit:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(1.96)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.80

Net loss attributable to the Partnership’s common unitholders	$(1.16)

Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. Our purchase of additional interests in consolidated real estate partnerships had no direct effect on partners’ equity attributable to the Partnership during the years ended December 31, 2008 and 2007, and did not have a significant effect on partners’ capital attributable to the Partnership during the year ended December 31, 2009. The effect on our capital of sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as sales of real estate and accordingly the effect on our capital is reflected as gains on disposition of real estate, less the amounts of such gains attributable to noncontrolling interests, within consolidated net (loss) income attributable to the Partnership’s common unitholders.
Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, common OP Unit equivalents, participating securities and other potentially dilutive securities outstanding during the period (see Note 14).
Effective January 1, 2009, we adopted the provisions of FASB Statement of Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, or FSP EITF 03-6-1, which are codified in FASB ASC Topic 260. FSP EITF 03-6-1 clarified that unvested share-based payment awards that participate in dividends similar to shares of common stock or common partnership units should be treated as participating securities. FSP EITF 03-6-1 affects our computation of basic and diluted earnings per unit for unvested restricted stock awards and shares purchased pursuant to officer stock loans, which serve as collateral for such loans, both of which entitle the holders to dividends. Refer to Note 14, which details our calculation of earnings per unit and the effect of our retroactive application of FSP EITF 03-6-1 on our earnings per unit.
In December 2009, we adopted the provisions of FASB Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, or ASU 2010-01, which are codified in FASB ASC Topic 505. ASU 2010-01 requires that for distributions with components of cash and stock, the portion distributed in stock should be accounted for prospectively as a stock issuance with no retroactive adjustment to basic and diluted earnings per share. In accordance with ASU 2010-01, we retrospectively revised the accounting treatment of our special distributions paid during 2008 and 2009, resulting in changes in the number of weighted average units outstanding and earnings per unit amounts for the years ended December 31, 2008 and 2007, as compared to the amounts previously reported.

The following table illustrates the effects of these changes in accounting treatment on our basic and diluted weighted average units outstanding and on net income (loss) attributable to the Partnership’s common unitholders per common unit for the years ended December 31, 2008 and 2007:

	2008	2007
Weighted average units outstanding — basic and diluted:
As previously reported	130,772	149,883
Reduction in weighted average units outstanding	(32,523)	(45,030)

As currently reported	98,249	104,853

Net income (loss) attributable to the Partnership’s common unitholders per common unit — basic and diluted:
As previously reported	$3.17	$(0.26)
Effect of reduction in weighted average units outstanding	1.01	(0.12)
Effect of participating securities allocations	(0.07)	(0.04)

As currently reported	$4.11	$(0.42)

Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Restatement to Reclassify Impairment Losses on Real Estate Development Assets
Our consolidated statement of income for the year ended December 31, 2008, has been restated to reclassify the provision for impairment losses on real estate development assets into operating income. The reclassification reduced operating income by $91.1 million for the year ended December 31, 2008, and had no effect on the reported amounts of loss before income taxes and discontinued operations, loss from continuing operations, net income, net income available to the Partnership’s common unitholders or earnings per unit. Additionally, the reclassification had no effect on the consolidated balance sheet at December 31, 2008, or the consolidated statements of partners’ capital and cash flows for the year ended December 31, 2008.
Reclassifications
Certain items included in the 2008 and 2007 financial statements have been reclassified to conform to the current presentation.
Subsequent Events
Our management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.
NOTE 3 — Real Estate and Partnership Acquisitions and Other Significant Transactions
Real Estate Acquisitions
During the year ended December 31, 2009, we did not acquire any real estate properties.
During the year ended December 31, 2008, we acquired three conventional properties with a total of 470 units, located in San Jose, California, Brighton, Massachusetts and Seattle, Washington. The aggregate purchase price of $111.5 million, excluding transaction costs, was funded using $39.0 million in proceeds from property loans, $41.9 million in tax-free exchange proceeds (provided by 2008 real estate dispositions) and the remainder in cash.
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

Acquisitions of Partnership Interests
During the year ended December 31, 2009, we did not acquire a significant amount of limited partnership interests. During the years ended December 31, 2008 and 2007, we acquired limited partnership interests in 22 and 50 partnerships, respectively, in which our affiliates served as general partner. In connection with such acquisitions, we paid cash of approximately $2.0 million and $47.4 million, including transaction costs. The cost of the acquisitions was approximately $2.4 million and $43.6 million in excess of the carrying amount of noncontrolling interest in such limited partnerships, which excess we generally assigned to real estate.
Disposition of Unconsolidated Real Estate and Other
During the year ended December 31, 2009, we recognized $22.5 million in gains on disposition of unconsolidated real estate and other. Gains recognized in 2009 primarily consist of $8.6 million related to our receipt in 2009 of additional proceeds related to our disposition during 2008 of one of the partnership interests (discussed below), $4.0 million from the disposition of our interest in a group purchasing organization (discussed further below), $6.1 million from our disposition of interests in unconsolidated real estate partnerships and our share of gains recognized by our unconsolidated partnerships on the sale of real estate and $3.8 million related to various other transactions.
During the year ended December 31, 2008, we recognized $99.9 million in gains on disposition of unconsolidated real estate and other, which primarily consisted of a $98.4 million gain recognized on the disposal of our interests in unconsolidated real estate partnerships that owned two properties with 671 units.
Casualty Loss Related to Tropical Storm Fay and Hurricane Ike
During 2008, Tropical Storm Fay and Hurricane Ike caused severe damage to certain of our properties located primarily in Florida and Texas, respectively. We incurred total losses of approximately $33.9 million, including property damage replacement costs and clean-up costs. After consideration of estimated third party insurance proceeds and the noncontrolling interest partners’ share of losses for consolidated real estate partnerships, the net effect of these casualties on net income available to the Partnership’s common unitholders was a loss of approximately $5.6 million.
Sale of Interest in Group Purchasing Organization
During 2009, we sold our interest in an unconsolidated group purchasing organization to an unrelated entity for $5.9 million, resulting in the recognition of a gain on sale of $4.0 million, which is included in gain on disposition of unconsolidated real estate and other in our consolidated statement of income for the year ended December 31, 2009. This gain was partially offset by a $1.0 million provision for income tax. We also have a note receivable from another principal in the group purchasing organization, which is collateralized by its equity interest in the entity. In connection with the sale of our interest, we reevaluated collectibility of the note receivable and reversed $1.4 million of previously recognized impairment losses, which is reflected in provision for losses on notes receivable, net in our consolidated statement of income for the year ended December 31, 2009. As of December 31, 2009, the carrying amount of the note receivable, which is due for repayment in 2010, totaled $1.6 million.
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
During 2009, in connection with continued repositioning of our portfolio, we completed additional organizational restructuring activities that included reductions in workforce and related costs and the abandonment of additional leased corporate facilities and redevelopment projects.

Our 2009 restructuring activities resulted in a restructuring charge of $11.2 million, which consisted of severance costs and personnel related costs of $7.0 million; unrecoverable lease obligations of $2.6 million related to space that we will no longer use; the write-off of deferred costs totaling $0.9 million associated with certain redevelopment opportunities that we will no longer pursue; and $0.7 million in other costs.
As of December 31, 2009, the remaining accruals associated with our restructuring activity are $6.9 million for estimated unrecoverable lease obligations, which will be paid over the remaining terms of the affected leases, and $4.7 million for severance and personnel related costs, which are anticipated to be paid during the first quarter 2010.
Transactions Involving VMS National Properties Joint Venture
In January 2007, VMS National Properties Joint Venture, or VMS, a consolidated real estate partnership in which we held a 22% equity interest, refinanced property loans secured by its 15 apartment properties. The existing loans had an aggregate carrying amount of $110.0 million and an aggregate face amount of $152.2 million. The $42.2 million difference between the face amount and carrying amount resulted from a 1997 bankruptcy settlement in which the lender agreed to reduce the principal amount of the loans subject to VMS’s compliance with the terms of the restructured loans. Because the reduction in the loan amount was contingent on future compliance, recognition of the inherent debt extinguishment gain was deferred. Upon refinancing of the loans in January 2007, the existing lender accepted the reduced principal amount in full satisfaction of the loans, and VMS recognized the $42.2 million debt extinguishment gain in earnings.
During the year ended December 31, 2007, VMS sold eight properties to third parties for an aggregate gain of $22.7 million. Additionally, VMS contributed its seven remaining properties to wholly-owned subsidiaries of Aimco in exchange for consideration totaling $230.1 million, consisting primarily of cash of $21.3 million, common OP Units with a fair value of $9.8 million, the assumption of $168.0 million in property debt, and the assumption of $30.9 million in mortgage participation liabilities. This total consideration included $50.7 million related to our 22% equity interest in VMS. Exclusive of our share, the consideration paid for the seven properties exceeded the carrying amount of the noncontrolling interest in such properties by $44.9 million. This excess consideration is reflected in our consolidated balance sheet as an increase in the carrying amount of the seven properties.
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
Approximately $31.6 million of the $42.2 million debt extinguishment gain related to the property loans that were secured by the eight properties sold to third parties and two properties we acquired from VMS but subsequently sold and is reported in discontinued operations for the year ended December 31, 2007. The remaining $10.6 million portion of the debt extinguishment gain related to the property loans that were secured by the five VMS properties we purchased and continue to own and is reported in our continuing operations as gain on dispositions of unconsolidated real estate and other. Although 78% of the equity interests in VMS were held by unrelated noncontrolling partners, no noncontrolling interest share of the gains on debt extinguishment and sale of the properties was recognized in our earnings. As required by then applicable GAAP, we had in prior years recognized the noncontrolling partners’ share of VMS losses in excess of the noncontrolling partners’ capital contributions. The amounts of those previously recognized losses exceeded the noncontrolling partners’ share of the gains on debt extinguishment and sale of the properties; accordingly, no noncontrolling interests in such gains have been recognized in our earnings. For the year ended December 31, 2007, the aggregate effect of the gains on extinguishment of VMS debt and sale of VMS properties was to decrease loss from continuing operations attributable to the Partnership’s common unitholders by $10.6 million ($0.10 per diluted unit) and decrease net loss attributable to the Partnership’s common unitholders by $65.0 million ($0.62 per diluted unit).
During the three months ended December 31, 2007, VMS distributed its remaining cash, consisting primarily of undistributed proceeds from the sale of its 15 properties (including properties sold to us). Of the $42.4 million of cash distributed to the unrelated limited partners, $21.3 million represents the cash consideration we contributed in exchange for the purchase of seven properties and is presented in purchases of partnership interests and other assets in the consolidated statement of cash flows for the year ended December 31, 2007. The remainder of the cash distributed to the unrelated limited partners is presented in payment of distributions to noncontrolling interest in the consolidated statement of cash flows.

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
We determined Palazzo is a VIE and that we are the primary beneficiary who should consolidate this partnership. We deferred recognition of a gain on this transaction and recognized the consideration received as an increase in noncontrolling interests in consolidated real estate partnerships.
NOTE 4 — Investments in Unconsolidated Real Estate Partnerships
We owned general and limited partner interests in unconsolidated real estate partnerships owning approximately 77, 85 and 94 properties at December 31, 2009, 2008 and 2007, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. Our total ownership interests in these unconsolidated real estate partnerships typically ranges from less than 1% to 50% and in some instances may exceed 50%.
The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Real estate, net of accumulated depreciation	$95,226	$122,788	$133,544
Total assets	122,543	155,444	165,567
Secured and other notes payable	101,678	122,859	124,406
Total liabilities	145,637	175,681	180,222
Partners’ deficit	(23,094)	(20,237)	(14,655)
Rental and other property revenues	55,366	69,392	73,672
Property operating expenses	(34,497)	(42,863)	(45,998)
Depreciation expense	(10,302)	(12,640)	(13,965)
Interest expense	(11,103)	(17,182)	(17,194)
Gain on sale	8,482	5,391	59
Net income (loss)	6,622	1,398	(4,845)
As a result of our acquisition of interests in unconsolidated real estate partnerships at a cost in excess of the historical carrying amount of the partnerships’ net assets, our aggregate investment in these partnerships at December 31, 2009 and 2008 of $104.2 million and $117.9 million, respectively, exceeds our share of the underlying historical partners’ deficit of the partnerships by approximately $108.4 million and $121.8 million, respectively.

NOTE 5 — Notes Receivable
The following table summarizes our notes receivable at December 31, 2009 and 2008 (in thousands):

	2009			2008
	Unconsolidated			Unconsolidated
	Real Estate	Non-		Real Estate	Non-
	Partnerships	Affiliates	Total	Partnerships	Affiliates	Total

Par value notes	$11,353	$20,862	$32,215	$18,855	$19,253	$38,108
Discounted notes	5,095	141,468	146,563	8,575	138,387	146,962
Allowance for loan losses	(2,153)	(37,061)	(39,214)	(4,863)	(17,743)	(22,606)

Total notes receivable	$14,295	$125,269	$139,564	$22,567	$139,897	$162,464

Face value of discounted notes	$37,709	$155,848	$193,557	$39,333	$148,790	$188,123
Included in notes receivable from unconsolidated real estate partnerships at December 31, 2009 and 2008, are $2.4 million and $4.2 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates averaging 12.0%.
Included in the notes receivable from non-affiliates at December 31, 2009 and 2008, are $102.2 million and $95.8 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 4.0% and 12.0% and averaging 4.7%.
Notes receivable from non-affiliates at December 31, 2009 and 2008, include notes receivable totaling $87.4 million and $85.6 million, respectively, from 31 entities (the “borrowers”) that are wholly owned by a single individual. We originated these notes in November 2006 pursuant to a loan agreement that provides for total funding of approximately $110.0 million, including $16.4 million for property improvements and an interest reserve, of which $4.6 million had not been funded as of December 31, 2009. The notes mature in November 2016, bear interest at LIBOR plus 2.0%, are partially guaranteed by the owner of the borrowers, and are collateralized by second mortgages on 87 buildings containing 1,597 residential units and 42 commercial spaces in West Harlem, New York City. In conjunction with the loan agreement, we entered into a purchase option and put agreement with the borrowers under which we may purchase some or all of the buildings and, subject to achieving specified increases in rental income, the borrowers may require us to purchase the buildings (See Note 8). We determined that the stated interest rate on the notes on the date the loan was originated was a below-market interest rate and recorded a $19.4 million discount to reflect the estimated fair value of the notes based on an estimated market interest rate of LIBOR plus 4.0%. The discount was determined to be attributable to our real estate purchase option, which we recorded separately in other assets. Accretion of this discount, which is included in interest income in our consolidated statements of income, totaled $0.9 million in 2009, $0.7 million in 2008 and $1.9 million in 2007, inclusive of a $1.5 million adjustment of accretion recognized upon the repayment of a portion of the outstanding principal balance in 2007. The value of the purchase option asset will be included in the cost of properties acquired pursuant to the option or otherwise be charged to expense. We determined that the borrowers are VIEs and, based on qualitative and quantitative analysis, determined that the individual who owns the borrowers and partially guarantees the notes is the primary beneficiary.
As part of the March 2002 acquisition of Casden Properties, Inc., we invested $50.0 million for a 20% passive interest in Casden Properties LLC, an entity organized to acquire, re-entitle and develop land parcels in Southern California. Based upon the profit allocation agreement, we account for this investment as a note receivable and through 2008 were amortizing the discounted value of the investment to the $50.0 million previously estimated to be collectible, through January 2, 2009, the initial dissolution date of the entity. In 2009, the managing member extended the dissolution date. In connection with the preparation of our 2008 annual financial statements and as a result of a decline in land values in Southern California, we determined our recorded investment amount was not fully recoverable, and accordingly recognized an impairment loss of $16.3 million ($10.0 million net of tax) during the three months ended December 31, 2008. In connection with the preparation of our 2009 annual financial statements and as a result of continued declines in land values in Southern California, we determined our then recorded investment amount was not fully recoverable, and accordingly recognized an impairment loss of $20.7 million ($12.4 million net of tax) during the three months ended December 31, 2009.

Interest income from total non-impaired par value and certain discounted notes for the years ended December 31, 2009, 2008 and 2007 totaled $5.7 million, $7.8 million and $11.7 million, respectively. For the years ended December 31, 2009, 2008 and 2007, we recognized accretion income on certain discounted notes of $0.1 million, $1.4 million and $8.1 million, respectively.
The activity in the allowance for loan losses in total for both par value notes and discounted notes for the years ended December 31, 2009 and 2008, is as follows (in thousands):

	2009	2008
Balance at beginning of year	$(22,606)	$(6,435)
Provisions for losses on notes receivable	(2,231)	(1,673)
Recoveries of losses on notes receivable	1,422	417
Provisions for impairment loss on investment in Casden Properties LLC	(20,740)	(16,321)
Net reductions due to consolidation of real estate partnerships and property dispositions	4,941	1,406

Balance at end of year	$(39,214)	$(22,606)

During the years ended December 31, 2009 and 2008, we determined that an allowance for loan losses of $1.2 million and $3.6 million, respectively, was required on certain of our par value notes that had carrying amounts of $3.8 million and $11.4 million, respectively. The average recorded investment in the impaired par value notes for the years ended December 31, 2009 and 2008, was $7.6 million and $9.0 million, respectively. The remaining $28.4 million in par value notes receivable at December 31, 2009, is estimated to be collectible and, therefore, interest income on these par value notes is recognized as it is earned.
As of December 31, 2009 and 2008, we determined that an allowance for loan losses of $1.0 million and $2.7 million, respectively, was required on certain of our discounted notes (excluding the note related to Casden Properties LLC discussed above) that had carrying values of $1.6 million and $5.4 million, respectively. The average recorded investment in the impaired discounted notes for the years ended December 31, 2009 and 2008, was $3.5 million and $4.9 million, respectively.
NOTE 6 — Property Tax-Exempt Bond Financings, Property Loans Payable and Other Borrowings
The following table summarizes our property tax-exempt bond financings related to properties classified as held for use at December 31, 2009 and 2008, the majority of which is non-recourse to us (in thousands):

	Weighted Average	Principal
	Interest Rate	Outstanding
	2009	2009	2008
Fixed rate property tax-exempt bonds payable	5.10%	$140,995	$131,530
Variable rate property tax-exempt bonds payable	0.90%	433,931	497,969

Total		$574,926	$629,499

Fixed rate property tax-exempt bonds payable mature at various dates through December 2049. Variable rate property tax-exempt bonds payable mature at various dates through June 2038. Principal and interest on these bonds are generally payable in semi-annual installments with balloon payments due at maturity. Certain of our property tax-exempt bonds at December 31, 2009, are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2009, our property tax-exempt bond financings related to properties classified as held for use were secured by 39 properties with a combined net book value of $837.7 million. As discussed in Note 2, certain fixed rate property tax-exempt bonds payable have been converted to variable rates using total rate of return swaps and are presented above as variable rate debt at their carrying amounts, or fair value.

The following table summarizes our property loans payable related to properties classified as held for use at December 31, 2009 and 2008, the majority of which are non-recourse to us (in thousands):

	Weighted Average	Principal
	Interest Rate	Outstanding
	2009	2009	2008
Fixed rate property notes payable	6.01%	$4,850,136	$4,662,584
Variable rate property notes payable	2.46%	75,877	223,561
Secured notes credit facility	1.02%	46,314	58,179

Total		$4,972,327	$4,944,324

Fixed rate property notes payable mature at various dates through August 2053. Variable rate property notes payable mature at various dates through November 2030. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2009, our property notes payable related to properties classified as held for use were secured by 373 properties with a combined net book value of $6,030.6 million. As discussed in Note 2, certain fixed rate secured notes payable have been converted to variable rates using total rate of return swaps and are presented above as variable rate debt at their carrying amounts, or fair value.
At December 31, 2009, we had a secured revolving credit facility with a major life company that provided for borrowings of up to $200.0 million. In January 2010, the credit facility was modified to reduce allowed borrowings to the then outstanding amount of $46.3 million. The primary function of the facility is to secure short-term fully pre-payable non-recourse loans for a period of less than three years. The interest rate on the notes provided through the facility is 30-day LIBOR plus 0.78%. Each loan under the facility is treated as a separate borrowing and is secured by a specific property. None of the facility loans are cross-collateralized or cross-defaulted. This facility matures in October 2010, and has two one-year extension options for a $500,000 fee per extension. At December 31, 2009, outstanding borrowings of $46.3 million related to properties classified as held for use are included in 2012 maturities below based on the extension options.
Our consolidated debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. At December 31, 2009, we were in compliance with all financial covenants pertaining to our consolidated debt instruments.
Other borrowings totaled $53.1 million and $96.0 million at December 31, 2009 and 2008, respectively. At December 31, 2009, other borrowings includes $44.6 million in fixed rate obligations with interest rates ranging from zero to 10.0% and $8.5 million in variable rate obligations bearing interest at the prime rate plus 1.75%. The maturity dates for other borrowings range from 2010 to 2039, although certain amounts are due upon occurrence of specified events, such as property sales.
As of December 31, 2009, the scheduled principal amortization and maturity payments for our property tax-exempt bonds, property notes payable and other borrowings related to properties in continuing operations are as follows (in thousands):

	Amortization	Maturities	Total
2010	$101,945	$3,349	$105,294
2011	106,962	237,796	344,758
2012	110,269	205,706	315,975
2013	108,946	386,421	495,367
2014	105,701	267,547	373,248
Thereafter			3,965,668

			$5,600,310

NOTE 7 — Term Loans and Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, with a syndicate of financial institutions, which we refer to as the Credit Agreement. In addition to us, Aimco and an Aimco subsidiary are also borrowers under the Credit Agreement.
As of December 31, 2009, the Credit Agreement consisted of aggregate commitments of $270.0 million, comprised of the $90.0 million outstanding balance on the term loan and $180.0 million of revolving loan commitments. The term loan bears interest at LIBOR plus 1.5%, or at our option, a base rate equal to the prime rate, and matures March 2011. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 4.25% with a LIBOR floor of 2.00% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments and repayment of the remaining term loan balance by February 1, 2011. Pursuant to the Credit Agreement, while any balance under the term loan is outstanding, repurchases of our Common Stock are permitted with 50% of net asset sale proceeds if the other 50% of such net asset sale proceeds are applied to repay the term loan. The Credit Agreement permits us to increase revolving commitments by up to $320.0 million, subject to our obtaining such commitments from eligible lenders.
The Credit Agreement includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, aggregate recourse indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt. The Credit Agreement includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our funds from operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. We were in compliance with all such covenants as of December 31, 2009.
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
At December 31, 2009, the term loan had an outstanding principal balance of $90.0 million and an interest rate of 1.73%. We repaid $45.0 million of the term loan through February 26, 2010, leaving a remaining outstanding balance of $45.0 million. At December 31, 2009, we had no outstanding borrowings under the revolving credit facility. The amount available under the revolving credit facility at December 31, 2009, was $136.2 million (after giving effect to $43.8 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
On February 3, 2010, we entered into an Eighth Amendment to our Credit Agreement, which provides for a reduction in the minimum threshold for our debt service coverage and fixed charge coverage ratios and an increase in the maximum threshold for our secured indebtedness ratio.
NOTE 8 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $4.8 million related to construction projects that are expected to be completed during 2010. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
As discussed in Note 5, we have committed to fund an additional $4.6 million in loans on certain properties in West Harlem in New York City. In certain circumstances, the obligor under these notes has the ability to put properties to us, which would result in a cash payment between $30.0 and $97.5 million and the assumption of approximately $119.0 million in property debt. The ability to exercise the put and the amount of cash payment required upon exercise is dependent upon the achievement of specified thresholds by the current owner of the properties.
As discussed in Note 11, we have a potential obligation to repurchase $30.0 million in liquidation preference of our Series A Community Reinvestment Act Perpetual Partnership Preferred Units for $21.0 million.

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
Limited Partnerships
In connection with our acquisitions of interests in real estate partnerships and our role as general partner in certain real estate partnerships, we are sometimes subject to legal actions, including allegations that such activities may involve breaches of fiduciary duties to the partners of such real estate partnerships or violations of the relevant partnership agreements. We may incur costs in connection with the defense or settlement of such litigation. We believe that we comply with our fiduciary obligations and relevant partnership agreements. Although the outcome of any litigation is uncertain, we do not expect any such legal actions to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2009, are immaterial to our consolidated financial condition, results of operations and cash flows.

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
Operating Leases
We are obligated under office space and equipment non-cancelable operating leases. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases are as follows (in thousands):

	Operating
	Lease	Sublease
	Obligations	Receivables
2010	$7,345	$818
2011	5,800	185
2012	5,056	64
2013	2,594	12
2014	2,265	—
Thereafter	1,828	—

Total	$24,888	$1,079

Substantially all of the office space subject to the operating leases described above are for the use of our corporate offices and area operations. Rent expense recognized totaled $7.7 million, $10.2 million and $9.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Sublease receipts that offset rent expense totaled approximately $0.7 million, $0.7 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
As discussed in Note 3, during the years ended December 31, 2009 and 2008, we commenced restructuring activities pursuant to which we vacated certain leased office space for which we remain obligated. In connection with the restructurings, we accrued amounts representing the estimated fair value of certain lease obligations related to space we are no longer using, reduced by estimated sublease amounts. At December 31, 2009, approximately $6.9 million related to the above operating lease obligations was included in accrued liabilities related to these estimates.

NOTE 9 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable REIT subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	2009	2008
Deferred tax liabilities:
Partnership differences	$32,565	$47,635
Depreciation	2,474	2,477
Deferred revenue	14,862	7,757
Other	—	11

Total deferred tax liabilities	$49,901	$57,880

Deferred tax assets:
Net operating, capital and other loss carryforwards	$37,164	$7,183
Provision for impairments on real estate assets	33,321	33,321
Receivables	3,094	5,530
Accrued liabilities	9,272	23,504
Accrued interest expense	—	2,220
Intangibles — management contracts	1,911	3,789
Tax credit carryforwards	6,949	8,521
Equity compensation	1,463	1,983
Other	929	155

Total deferred tax assets	94,103	86,206

Valuation allowance	(2,187)	—

Net deferred income tax assets	$42,015	$28,326

As of December 31, 2009, we determined a valuation allowance for our deferred tax assets was necessary for certain state net operating losses based on a determination that it was more likely than not that such assets will not be realized prior to their expiration.
A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below:

	2009	2008	2007
Balance at January 1	$3,080	$2,965	$3,118
Reductions as a result of the lapse of applicable statutes	—	—	(189)
Additions based on tax positions related to the prior year	—	115	36
Reductions based on tax positions related to the prior year	(1)	—	—

Balance at December 31	$3,079	$3,080	$2,965

We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. Because the statute of limitations has not yet elapsed, our Federal income tax returns for the year ended December 31, 2006, and subsequent years and certain of our State income tax returns for the year ended December 31, 2004, and subsequent years are currently subject to examination by the Internal Revenue Service or other tax authorities. As discussed in Note 2, the IRS has issued us summary reports including its proposed adjustments to the Aimco Operating Partnership’s 2007 and 2006 Federal tax returns. We do not expect the proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations. Our policy is to include interest and penalties related to income taxes in income taxes in our consolidated statements of income.
In accordance with the accounting requirements for stock-based compensation, our deferred tax assets at December 31, 2008 are net of $3.6 million of excess tax benefits from employee stock option exercises and vested restricted stock awards. As of December 31, 2009, we had no such excess tax benefits from employee stock option exercises and vested restricted stock awards.

The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $4.6 billion.
Significant components of the provision (benefit) for income taxes are as follows and are classified within income tax benefit in continuing operations and income from discontinued operations, net in our statements of income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Current:
Federal	$(1,910)	$8,678	$20
State	3,992	2,415	1,938

Total current	2,082	11,093	1,958

Deferred:
Federal	(17,320)	(22,115)	(17,816)
State	(3,988)	(2,386)	(1,833)

Total deferred	(21,308)	(24,501)	(19,649)

Total benefit	$(19,226)	$(13,408)	$(17,691)

Classification:
Continuing operations	$(18,671)	$(53,202)	$(19,795)
Discontinued operations	$(555)	$39,794	$2,104
Consolidated losses subject to tax, consisting of pretax income or loss of our taxable REIT subsidiaries and gains or loss on certain property sales that are subject to income tax under section 1374 of the Internal Revenue Code, for the years ended December 31, 2009, 2008 and 2007 totaled $40.6 million, $81.8 million and $41.5 million, respectively. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax benefit is shown below (dollars in thousands):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated loss subject to tax	$(14,221)	35.0%	$(28,632)	35.0%	$(14,508)	35.0%
State income tax, net of Federal tax benefit	(2,183)	5.4%	29	—	106	(0.3%)
Effect of permanent differences	127	(0.3%)	215	(0.3%)	(306)	0.7%
Tax effect of intercompany transfers of assets between the REIT and taxable REIT subsidiaries (1)	(4,759)	11.7%	15,059	(18.4%)	—	—
Write-off of excess tax basis	(377)	0.9%	(79)	0.1%	(2,983)	7.2%
Increase in valuation allowance	2,187	(5.4%)	—	—	—	—

	$(19,226)	47.3%	$(13,408)	16.4%	$(17,691)	42.6%

(1)
Includes the effect of assets contributed by us to taxable REIT subsidiaries, for which deferred tax expense or benefit was recognized upon the sale or impairment of the asset by the taxable REIT subsidiary.

Income taxes paid totaled approximately $4.6 million, $13.8 million and $3.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.
At December 31, 2009, we had net operating loss carryforwards, or NOLs, of approximately $60.6 million for income tax purposes that expire in years 2027 to 2029. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable REIT subsidiaries. We generated approximately $45.9 million of NOLs during the year ended December 31, 2009, as a result of losses from our taxable REIT subsidiaries. The deductibility of intercompany interest expense with our taxable REIT subsidiaries is subject to certain intercompany limitations based upon taxable income as required under Section 163(j) of the Code. As of December 31, 2009, interest carryovers of approximately $24.6 million, limited by Section 163(j) of the Code, are available against U.S. Federal tax without expiration. The deferred tax asset related to these interest carryovers is approximately $9.6 million. Additionally, our low-income housing and rehabilitation tax credit carryforwards as of December 31, 2009, were approximately $7.4 million for income tax purposes that expire in years 2012 to 2028.

NOTE 10 — Notes Receivable from Aimco
In exchange for the sale of certain real estate assets to Aimco in December 2000, we received notes receivable, totaling $10.1 million. The notes bear interest at the rate of 5.7% per annum. Of the $10.1 million total, $7.6 million is due upon demand, and the remainder is due in scheduled semi-annual payments with all unpaid principal and interest due on December 31, 2010. At December 31, 2009 and 2008, the balance of the notes totaled $16.4 million and $15.6, respectively, which includes accrued and unpaid interest.
NOTE 11 — Partners’ Capital and Redeemable Preferred Units
Preferred OP Units Owned by Aimco
At December 31, 2009 and 2008, we had the following classes of preferred OP Units owned by Aimco outstanding (stated at their redemption values):

		Annual
		Distribution	Balance
		Rate Per Share	December 31,
	Redemption	(paid	2009	2008
	Date (1)	quarterly)	(thousands)	(thousands)
Perpetual:
Class G Partnership Preferred Units, $0.01 par value, 4,050,000 units authorized, 4,050,000 units issued and outstanding (2)	07/15/2008	9.3750%	$101,000	$101,000
Class T Partnership Preferred Units, $0.01 par value, 6,000,000 units authorized, 6,000,000 units issued and outstanding	07/31/2008	8.000%	150,000	150,000
Class U Partnership Preferred Units, $0.01 par value, 8,000,000 units authorized, 8,000,000 units issued and outstanding	03/24/2009	7.750%	200,000	200,000
Class V Partnership Preferred Units, $0.01 par value, 3,450,000 units authorized, 3,450,000 units issued and outstanding	09/29/2009	8.000%	86,250	86,250
Class Y Partnership Preferred Units, $0.01 par value, 3,450,000 units authorized, 3,450,000 units issued and outstanding	12/21/2009	7.875%	86,250	86,250
Series A Community Reinvestment Act Perpetual Partnership Preferred Units, $0.01 par value per unit, 240 units authorized, 134 and 146 units issued and outstanding (3)	06/30/2011	(3)	67,000	73,000

Total			$690,500	$696,500

Less preferred units subject to repurchase agreement (4)			(30,000)	—

Total			$660,500	$696,500

(1)
All classes of preferred units are redeemable by the Partnership only in connection with a concurrent redemption by Aimco of the corresponding preferred Aimco equity held by unrelated parties. All classes of Aimco’s corresponding preferred stock are redeemable at Aimco’s option on and after the dates specified.

(2)	Includes 10,000 units held by a consolidated subsidiary that are eliminated in consolidation.

(3)
During 2006, Aimco sold 200 shares of its Series A Community Reinvestment Act Perpetual Preferred Stock, $0.01 par value per share, or the CRA Preferred Stock, with a liquidation preference of $500,000 per share, for net proceeds of $97.5 million. The Series A Community Reinvestment Act Perpetual Partnership Preferred Units, or the CRA Preferred Units, have substantially the same terms as the CRA Preferred Stock. Holders of the CRA Preferred Units are entitled to cumulative cash dividends payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, when and as declared, beginning on September 30, 2006. For the period from the date of original issuance through March 31, 2015, the distribution rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2009 and 2008, was 1.54% and 5.01%, respectively. Upon liquidation, holders of the CRA Preferred Stock are entitled to a preference of $500,000 per share, plus an amount equal to accumulated, accrued and unpaid dividends, whether or not earned or declared. The CRA Preferred Units rank prior to our common OP Units and on the same level as our other preferred OP Units, with respect to the payment of distributions and the distribution of amounts upon liquidation, dissolution or winding up. The CRA Preferred Units are not redeemable prior to June 30, 2011, except in limited circumstances related to Aimco’s REIT qualification. On and after June 30, 2011, the CRA Preferred Units are redeemable for cash, in whole or from time to time in part, upon the redemption, at Aimco’s option, of its CRA Preferred Stock at a price per share equal to the liquidation preference, plus accumulated, accrued and unpaid distributions, if any, to the redemption date.

(4)
In June 2009, Aimco entered into an agreement to repurchase $36.0 million in liquidation preference of its CRA Preferred Stock at a 30% discount to the liquidation preference. Pursuant to this agreement, in June 2009, Aimco repurchased 12 shares, or $6.0 million in liquidation preference, of CRA Preferred Stock for $4.2 million, and the holder of the CRA Preferred Stock may require Aimco to repurchase an additional 60 shares, or $30.0 million in liquidation preference, of CRA Preferred Stock over the next three years, for $21.0 million. Concurrent with Aimco’s repurchase of 12 shares, we repurchased from Aimco an equivalent number of our CRA Preferred Units. If required, these additional repurchases will be for up to $10.0 million in liquidation preference in May 2010, 2011 and 2012. Upon any repurchases required of Aimco under this agreement, we will repurchase from Aimco an equivalent number of our CRA Preferred Units. Based on the holder’s ability to require Aimco to repurchase an additional 60 shares of CRA Preferred Stock pursuant to this agreement and our obligation to purchase from Aimco a corresponding number of our CRA Preferred Units, $30.0 million in liquidation preference of CRA Preferred Units, or the maximum redemption value of such preferred units, is classified as part of redeemable preferred units within temporary capital in our consolidation balance sheet at December 31, 2009.

In connection with our June 2009 CRA Preferred Units repurchase discussed above, we reflected the $1.8 million excess of the carrying value over the repurchase price, offset by $0.2 million of issuance costs previously recorded as a reduction of partners’ capital, as a reduction of net income attributable to preferred unitholders for the year ended December 31, 2009.
During 2008, Aimco repurchased 54 shares, or $27.0 million in liquidation preference, of its CRA Preferred Stock, for cash totaling $24.8 million. Concurrent with this redemption, we repurchased from Aimco an equivalent number of outstanding CRA Preferred Units. We reflected the $2.2 million excess of the carrying value over the redemption price, offset by $0.7 million of issuance costs previously recorded as a reduction of partners’ capital, is reflected as a reduction of net income attributable to the Partnership’s preferred unitholders for purposes of calculating earnings per unit for the year ended December 31, 2008.
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

Redeemable Preferred OP Units
As of December 31, 2009 and 2008, the following classes of preferred OP Units (stated at their redemption values) owned by third parties were outstanding (in thousands, except unit data):

	2009	2008
Class One Partnership Preferred Units, 90,000 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 8.75% ($8.00 per annum per unit)	$8,229	$9,000
Class Two Partnership Preferred Units, 23,700 and 44,050 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 5.9% ($1.48 per annum per unit)	593	1,102
Class Three Partnership Preferred Units, 1,371,451 and 1,419,316 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 7.88% ($1.97 per annum per unit)	34,286	35,483
Class Four Partnership Preferred Units, 755,999 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 8.0% ($2.00 per annum per unit)	18,900	18,900
Class Five Partnership Preferred Units, 68,671 units issued and outstanding, redeemable for cash at any time at our option, holder to receive distributions equal to the per unit distribution on the common OP Units (1)	2,747	2,747
Class Six Partnership Preferred Units, 802,453 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 8.5% ($2.125 per annum per unit)	20,061	20,061
Class Seven Partnership Preferred Units, 27,960 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 9.5% ($2.375 per annum per unit)	699	699
Class Eight Partnership Preferred Units, 6,250 units issued and outstanding, redeemable for cash at any time at our option, holder to receive distributions equal to the per unit distribution on the common OP Units (1)	156	156

Subtotal	$85,671	$88,148

(1)
Holders of the Class Five and Class Eight Partnership Preferred Units received the per unit special distributions discussed below in addition to the regular distributions received by common OP unitholders during 2009 and 2008.

The Class One, Class Two, Class Three, Class Four, Class Six and Class Seven preferred OP Units are redeemable, at the holders’ option. We, at our sole discretion, may settle such redemption requests in cash or shares of Aimco’s Class A Common Stock in a value equal to the redemption preference. In the event we require Aimco to issue shares to settle a redemption request, we would issue to Aimco a corresponding number of common OP Units. During 2008, we established a redemption policy that requires cash settlement of redemption requests for the redeemable preferred OP Units, subject to limited exceptions. Accordingly, these redeemable units are classified as redeemable preferred units within temporary capital in our consolidated balance sheets at December 31, 2009 and 2008, based on the expectation that we will cash settle these units.
For any preferred OP Units that are redeemed for Aimco Class A Common Stock, upon redemption, we will issue a common OP Unit to Aimco for each share of Aimco Class A Common Stock issued. In addition, subject to certain conditions, the Class Four, Class Five, Class Six and Class Eight Partnership Preferred Units are convertible into common OP Units.
During the years ended December 31, 2009 and 2008, approximately 68,200 and 38,400 preferred OP Units, respectively, were tendered for redemption in exchange for cash. During the years ended December 31, 2009 and 2008, no preferred OP Units were tendered for redemption in exchange for shares of Aimco Class A Common Stock.

The following table presents a reconciliation of redeemable preferred OP Units classified within temporary capital for the years ended December 31, 2009 and 2008:

	2009	2008
Balance at January 1	$88,148	$—
Net income attributable to redeemable preferred units	6,288	—
Distributions to preferred units	(6,806)	—
Purchases of preferred units	(1,725)	—
Reclassification of redeemable preferred units from partners’ capital	30,000	88,148
Other	751	—

Balance at December 31	$116,656	$88,148

The distributions paid on each class of preferred OP Units classified as partners’ capital in the years ended December 31, 2009, 2008 and 2007, and, in the case of the redeemable preferred OP Units discussed above, classified in temporary capital as of December 31, 2009, are as follows (in thousands, except per unit data):

	2009			2008			2007
	Amount		Total	Amount		Total	Amount		Total
Class of Preferred	Per		Amount	Per		Amount	Per		Amount
OP Units	Unit (1)		Paid	Unit (1)		Paid	Unit (1)		Paid
Class G	$2.34		$9,492	$2.34		$9,492	$2.34		$9,492
Class T	2.00		12,000	2.00		12,000	2.00		12,000
Class U	1.94		15,500	1.94		15,500	1.94		15,500
Class V	2.00		6,900	2.00		6,900	2.00		6,900
Class W	—		—	—		—	4.25	(2)	8,100
Class Y	1.97		6,792	1.97		6,792	1.97		6,792
Series A CRA	10,841	(3)	1,531	24,381	(4)	4,531	41,661		8,316
Class One	8.00		720	8.00		720	8.00		720
Class Two	1.80		43	1.52		67	1.48		68
Class Three	1.99		2,733	2.01		2,856	1.97		2,869
Class Four	2.00		1,512	2.00		1,512	2.00		1,512
Class Five	2.38		163	7.91		543	2.40		165
Class Six	2.13		1,705	2.12		1,705	2.13		1,705
Class Seven	2.38		66	2.36		66	2.38		67
Class Eight	2.38		15	7.91		49	2.40		15

Total			$59,172			$62,733			$74,221

(1)	Amounts per unit are calculated based on the number of preferred units outstanding either at the end of each year or as of conversion or redemption date, as noted.

(2)	For the period from January 1, 2007, to the date of redemption.

(3)	Amount per unit based on 134 units outstanding for the entire period. 12 units were repurchased in June 2009 and received $6,509 in dividends through the date of purchase.

(4)	Amount per unit is based on 146 units outstanding for the entire period. 54 units were repurchased in September 2008 and received $17,980 in dividends through the date of purchase.
Common OP Units
Common OP Units are redeemable by common OP Unitholders (other than the General Partner and Special Limited Partner) at their option, subject to certain restrictions, on the basis of one common OP Unit for either one share of Aimco Class A Common Stock or cash equal to the fair value of a share of Aimco Class A Common Stock at the time of redemption. We have the option to require Aimco to deliver shares of Aimco Class A Common Stock in exchange for all or any portion of the cash requested. When a Limited Partner redeems a common OP Unit for Aimco Class A Common Stock, Limited Partners’ Capital is reduced and Special Limited Partners’ capital is increased. Common OP Units held by Aimco are not redeemable.

In December 2008, October 2008, July 2008, and December 2007, we declared special distributions payable on January 29, 2009, December 1, 2008, August 29, 2008 and January 30, 2008, respectively, to holders of record of common OP Units and High Performance Units on December 29, 2008, October 27, 2008, July 28, 2008 and December 31, 2007, respectively. The special distributions were paid on common OP Units and High Performance Units in the amounts listed below. We distributed to Aimco common OP Units equal to the number of shares we issued pursuant to Aimco’s corresponding special dividends in addition to approximately $0.60 per unit in cash. Holders of common OP Units other than Aimco and holders of High Performance Units received the distribution entirely in cash.

	January 2009	December 2008	August 2008	January 2008
	Special	Special	Special	Special
Aimco Operating Partnership Special Distributions	Distribution	Distribution	Distribution	Distribution
Distribution per unit	$2.08	$1.80	$3.00	$2.51
Total distribution	$230.1 million	$176.6 million	$285.5 million	$257.2 million
Common OP Units and High Performance Units outstanding on record date	110,654,142	98,136,520	95,151,333	102,478,510
Common OP Units held by Aimco	101,169,951	88,650,980	85,619,144	92,795,891
Total distribution on Aimco common OP Units	$210.4 million	$159.6 million	$256.9 million	$232.9 million
Cash distribution to Aimco	$60.6 million	$53.2 million	$51.4 million	$55.0 million
Portion of distribution paid to Aimco through issuance of common OP Units	$149.8 million	$106.4 million	$205.5 million	$177.9 million
Common OP Units issued to Aimco pursuant to distributions	15,627,330	12,572,267	5,731,310	4,594,074
Cash distributed to common OP Unit and High Performance Unit holders other than Aimco	$19.7 million	$17.0 million	$28.6 million	$24.3 million
As discussed in Note 2, during December 2009, we adopted the provisions of ASU 2010-01, which relate to accounting for dividends with components of cash and stock. In prior periods, we treated the shares of units issued in our special distributions similar to stock distributions, with a reclassification within consolidated capital at the beginning of the earliest period presented. In connection with our adoption of ASU 2010-01, we retrospectively adjusted our consolidated balance sheet at December 31, 2008, by increasing accrued liabilities and other by $149.0 million, representing the portion of our special distributions declared in December 2008 that was paid in January 2009 through the issuance of common OP Units.

Also in December 2008, October 2008, July 2008 and December 2007, Aimco’s board of directors declared corresponding special dividends payable on January 29, 2009, December 1, 2008, August 29, 2008 and January 30, 2008, respectively, to holders of record of its Common Stock on December 29, 2008, October 27, 2008, July 28, 2008 and December 31, 2007, respectively. A portion of the special dividends in the amounts of $0.60 per share represents payment of the regular dividend for the quarters ended December 31, 2008, September 30, 2008, June 30, 2008 and December 31, 2007, respectively, and the remaining amount per share represents an additional dividend associated with taxable gains from property dispositions. Portions of the special dividends were paid through the issuance of shares of Aimco Class A Common Stock. The table below summarizes information regarding these special dividends.

	January 2009	December 2008	August 2008	January 2008
	Special	Special	Special	Special
Aimco Special Dividends	Dividend	Dividend	Dividend	Dividend
Dividend per share	$2.08	$1.80	$3.00	$2.51
Outstanding shares of Common Stock on the record date	101,169,951	88,650,980	85,619,144	92,795,891

Total dividend	$210.4 million	$159.6 million	$256.9 million	$232.9 million
Portion of dividend paid in cash	$60.6 million	$53.2 million	$51.4 million	$55.0 million
Portion of dividend paid through issuance of shares	$149.8 million	$106.4 million	$205.5 million	$177.9 million
Shares issued pursuant to dividend	15,627,330	12,572,267	5,731,310	4,594,074
Average share price on determination date	$9.58	$8.46	$35.84	$38.71

Amounts after elimination of the effects of shares of Common Stock held by consolidated subsidiaries:
Outstanding shares of Common Stock on the record date	100,642,817	88,186,456	85,182,665	92,379,751
Total dividend	$209.3 million	$158.7 million	$255.5 million	$231.9 million
Portion of dividend paid in cash	$60.3 million	$52.9 million	$51.1 million	$54.8 million
Portion of dividend paid through issuance of shares	$149.0 million	$105.8 million	$204.4 million	$177.1 million
Shares issued pursuant to dividend	15,548,996	12,509,657	5,703,265	4,573,735
During 2008, Aimco issued approximately 17,000 shares of Aimco Class A Common Stock to certain of its non-executive officers who purchased the shares at market prices. In exchange for the shares purchased, the officers executed notes payable totaling $0.6 million. No shares were issued under similar arrangements during 2009. These notes, which are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the 30-day LIBOR plus 3.85%, which is subject to an annual interest rate cap of typically 7.25%. The notes were contributed by Aimco to us in exchange for an equivalent number of common OP Units. Total payments in 2009 and 2008 on all notes from officers were $0.8 million and $1.5 million, respectively. In 2009 and 2008, Aimco reacquired approximately 94,000 and 31,000 shares of Aimco Class A Common Stock from officers in exchange for the cancellation of related notes totaling $1.5 million and $1.0 million, respectively. Concurrently, we reacquired from Aimco an equal number of common OP Units.
In addition, in 2009 and 2008, Aimco issued approximately 378,000 and 225,000 restricted shares of Class A Common Stock to certain officers and employees and we concurrently issued a corresponding number of common OP Units to Aimco. The restricted stock was recorded at the fair market value of Aimco Class A Common Stock on the date of issuance. These shares of restricted Aimco Class A Common Stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and are subject to a risk of forfeiture prior to the expiration of the applicable vesting period (ratably over a period of four years).
In 2008 and 2007, Aimco purchased in the open market approximately 13.9 million and 7.5 million shares of Aimco Class A Common Stock, respectively, at an average price per share of approximately $34.02 and $43.70, respectively. Concurrent with Aimco’s repurchases of Aimco Class A Common Stock in 2008 and 2007, we repurchased from Aimco a corresponding number of common OP Units at prices per unit equal to the prices per share paid by Aimco to repurchase such shares. During 2009, Aimco did not repurchase any shares of Class A Common Stock on the open market.

In 2007, we completed tender offers for limited partnership interests resulting in the issuance of approximately 55,400 common OP Units. Approximately 55,100 of the common OP Units issued in 2007 were to unrelated limited partners in VMS in connection with our purchase of seven properties from the partnership, as discussed in Note 3. In 2009 and 2008, we did not issue a significant number of common OP Units in connection with tender offers for limited partners.
During the years ended December 31, 2009 and 2008, approximately 64,000 and 50,000 common OP Units, respectively, were redeemed in exchange for cash, and approximately 519,000 and 114,000 common OP Units, respectively, were redeemed in exchange for shares of Aimco Class A Common Stock.
High Performance Units
From 1998 through 2005, we issued various classes of High Performance Units, or HPUs. These HPUs were issued to limited liability companies owned by certain members of our senior management (and Aimco’s independent directors in the case of Class I HPUs only) in exchange for cash in amounts that we determined, with the assistance of a nationally recognized independent valuation expert, to be the fair value of the HPUs. The terms of the HPUs provide for the issuance, following a measurement period of generally three years of an increased number of HPUs depending on the degree, if any, to which certain financial performance benchmarks are achieved over the applicable measurement period. The holders of HPUs at the conclusion of the measurement period receive the same amount of distributions that are paid to holders of an equivalent number of our outstanding common OP Units. At December 31, 2009 and 2008, 2,344,719 Class I HPUs, the sole class of HPUs to meet the performance benchmarks, were outstanding. The minimum performance benchmarks were not achieved for HPU Classes II through IX. Accordingly, those HPUs had only nominal value at the conclusion of the related measurement period and were reacquired by us and cancelled.
Investment in Aimco
In 1998, Aimco issued 1.0 million shares of Class J Cumulative Convertible Preferred Stock, which we refer to as Class J Preferred Stock, for proceeds of $100.0 million. The proceeds were contributed by Aimco to us in exchange for 1.0 million Class J Partnership Preferred Units, which we refer to as Class J Preferred Units. Concurrently, we issued 250,000 Class J Preferred Units valued at $25.0 million to Aimco, in exchange for 250,000 shares of Class J Preferred Stock. In June 2000, we converted 250,000 shares of Aimco Class J Preferred Stock, with a liquidation value of $25.0 million, into 625,000 shares of Aimco Class A Common Stock. In connection with this conversion, 41,991 shares of Aimco Class A Common Stock, valued at $1.5 million, were exchanged by us for common OP Units held by a limited partner. In 2001, 198,269 shares of Aimco Class A Common Stock, valued at $7.1 million, were exchanged by us for common OP Units held by a limited partner. Our investment in Aimco Class A Common Stock is presented in the accompanying financial statements as a reduction to partners’ capital.
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
Aimco’s board of directors adopted the Apartment Investment and Management Company 1997 Stock Award and Incentive Plan, or the 1997 Plan, to attract and retain officers, key employees and independent directors. The 1997 Plan reserved for issuance a maximum of 20 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 1997 Plan. The 1997 Plan expired on April 24, 2007. On April 30, 2007, the 2007 Stock Award and Incentive Plan, or the 2007 Plan, was approved as successor to the 1997 Plan. The 2007 Plan reserves for issuance a maximum of 4.1 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the 2007 Plan. Pursuant to the anti-dilution provisions of the 2007 Plan, the number of shares reserved for issuance has been adjusted to reflect Aimco’s special dividends discussed in Note 11. At December 31, 2009 there were approximately 1.7 million shares available to be granted under the 2007 Plan. The 2007 Plan is administered by the Compensation and Human Resources Committee of Aimco’s board of directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of Aimco Class A Common Stock at the date of grant. The term of the options is generally ten years from the date of grant. The options typically vest over a period of one to four or five years from the date of grant. Aimco generally issues new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.
Refer to Stock-Based Compensation in Note 2 for discussion of our accounting policy related to stock-based compensation.
We estimated the fair value of our options using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. For options granted in 2009 and 2008, the expected term of the options was based on historical option exercises and post-vesting terminations. For options granted in 2007, the expected term of the options reflects the average of the vesting period and the contractual term for the options, with the exception of a grant of approximately 0.6 million options to an executive during 2007, for which the expected term used was equal to the vesting period of five years. Expected volatility reflects the historical volatility of Aimco Class A Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on Aimco Class A Common Stock during the expected term of the option and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The weighted average fair value of options and our valuation assumptions for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Weighted average grant-date fair value	$2.47	$4.34	$6.28
Assumptions:
Risk-free interest rate	2.26%	3.12%	4.70%
Expected dividend yield	8.00%	6.02%	4.94%
Expected volatility	45.64%	24.02%	21.66%
Weighted average expected life of options	6.9 years	6.5 years	5.6 years

The following table summarizes activity for Aimco’s outstanding stock options for the years ended December 31, 2009, 2008 and 2007 (numbers of options in thousands):

	2009(1)		2008(1)		2007(1)
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	10,344	$31.01	8,555	$39.57	8,598	$39.36
Granted	965	8.92	980	39.77	955	57.25
Exercised	—	—	(14)	37.45	(1,403)	38.29
Forfeited	(2,436)	32.03	(1,423)	38.75	(26)	37.83
Adjustment to outstanding options pursuant to special dividends	—	N/A	2,246	N/A	431	N/A

Outstanding at end of year	8,873	$28.22	10,344	$31.01	8,555	$39.57

Exercisable at end of year	6,840	$29.65	7,221	$29.51	6,417	$37.75

(1)
In connection with Aimco’s special dividends discussed in Note 11, effective on the record date of each dividend, the number of options and exercise prices of all outstanding awards were adjusted pursuant to the anti-dilution provisions of the applicable plans based on the market price of Aimco’s stock on the ex-dividend dates of the related special dividends. The adjustment to the number of outstanding options is reflected in the table separate from the other activity during the periods at the weighted average exercise price for those outstanding options. The exercise prices for options granted and forfeited in the table above reflect the actual exercise prices at the time of the related activity. The number and weighted average exercise price for options outstanding and exercisable at the end of the year reflect the adjustment for the applicable special dividends. The adjustment of the awards pursuant to Aimco’s special dividends is considered a modification of the awards, but did not result in a change in the fair value of any awards and therefore did not result in a change in total compensation to be recognized over the remaining term of the awards.

The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding at December 31, 2009, had an aggregate intrinsic value of $5.7 million and a weighted average remaining contractual term of 4.4 years. Options exercisable at December 31, 2008, had no aggregate intrinsic value and a weighted average remaining contractual term of 5.7 years. No stock options were exercised during the year ended 2009. The intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007, was less than $0.1 million and $28.9 million, respectively. We may realize tax benefits in connection with the exercise of options by employees of Aimco’s taxable subsidiaries. As no stock options were exercised during the year ended December 31, 2009, we realized no related tax benefits.
The following table summarizes activity for Aimco’s restricted stock awards for the years ended December 31, 2009, 2008 and 2007 (numbers of shares in thousands):

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Grant-	Number	Grant-	Number	Grant-
	of	Date	of	Date	of	Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of year	893	$40.33	960	$46.08	1,088	$40.11
Granted	378	8.92	248	39.85	308	60.13
Vested	(418)	34.42	(377)	43.45	(387)	40.31
Forfeited	(533)	28.57	(128)	46.85	(49)	47.43
Issued pursuant to special dividends (1)	138	9.58	190	22.51	—	—

Unvested at end of year	458	$24.23	893	$40.33	960	$46.08

(1)
This represents shares of restricted stock issued to holders of restricted stock pursuant to Aimco’s special dividends discussed in Note 11. The weighted average grant-date fair value for these shares represents the price of Aimco Class A Common Stock on the determination date for each dividend. The issuance of the additional shares of restricted stock resulted in no incremental compensation expense.

The aggregate fair value of shares that vested during the years ended December 31, 2009, 2008 and 2007 was $3.1 million, $16.5 million and $19.5 million, respectively.
Total compensation cost recognized for restricted stock and stock option awards was $8.0 million, $17.6 million and $19.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Of these amounts, $1.3 million, $3.8 million and $4.3 million, respectively, were capitalized. At December 31, 2009, total unvested compensation cost not yet recognized was $10.1 million. We expect to recognize this compensation over a weighted average period of approximately 1.5 years.
Employee Stock Purchase Plan
Under the terms of Aimco’s employee stock purchase plan, eligible employees may authorize payroll deductions of up to 15% of their base compensation to purchase shares of Aimco’s Class A Common Stock at a five percent discount from its fair value on the last day of the calendar quarter during which payroll deductions are made. In 2009, 2008 and 2007, 20,076, 8,926 and 3,751 shares were purchased under this plan at an average price of $8.82, $23.86 and $44.67, respectively. No compensation cost is recognized in connection with this plan.
401(k) Plan
We provide a 401(k) defined-contribution employee savings plan. Employees who have completed 30 days of service and are age 18 or older are eligible to participate. For the period from January 1, 2009 through January 29, 2009, and during the years ended December 31, 2008 and 2007, our matching contributions were made in the following manner: (1) a 100% match on the first 3% of the participant’s compensation; and (2) a 50% match on the next 2% of the participant’s compensation. On December 31, 2008, we suspended employer matching contributions effective January 29, 2009. We may reinstate employer matching contributions at any time. We incurred costs in connection with this plan of approximately $0.6 million, $5.2 million and $5.2 million in 2009, 2008 and 2007, respectively.
NOTE 13 — Discontinued Operations and Assets Held for Sale
We report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of income under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of 2008 and 2007 financial statement amounts.
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At December 31, 2009 and 2008, we had four and 93 properties, with an aggregate of 845 and 23,348 units, classified as held for sale, respectively. Amounts classified as held for sale in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31,	December 31,
	2009	2008
Real estate, net	$32,773	$1,059,362
Other assets	953	14,477

Assets held for sale	$33,726	$1,073,839

Property debt	$29,177	$759,327
Other liabilities	1,226	12,551

Liabilities related to assets held for sale	$30,403	$771,878

During the years ended December 31, 2009, 2008 and 2007, we sold 89, 151 and 73 consolidated properties with an aggregate 22,503, 37,202 and 11,588 units, respectively. For the years ended December 31, 2009, 2008 and 2007, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold or classified as held for sale as of December 31, 2009.
The following is a summary of the components of income from discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Rental and other property revenues	$152,812	$463,232	$599,183
Property operating expenses	(77,267)	(228,423)	(295,741)
Depreciation and amortization	(51,155)	(122,549)	(152,446)
Provision for operating real estate impairment losses	(54,530)	(27,420)	(5,430)
Other expenses, net	(9,750)	(12,892)	(7,550)

Operating (loss) income	(39,890)	71,948	138,016
Interest income	112	1,747	3,747
Interest expense	(30,592)	(89,356)	(117,268)
Gain on extinguishment of debt	259	—	31,597

(Loss) income before gain on dispositions of real estate and income taxes	(70,111)	(15,661)	56,092
Gain on dispositions of real estate	221,793	800,335	117,627
Income tax benefit (expense)	555	(39,794)	(2,104)

Income from discontinued operations, net	$152,237	$744,880	$171,615

Income from discontinued operation attributable to:
Noncontrolling interests in consolidated real estate partnerships	$(60,008)	$(149,383)	$(68,360)

The Partnership	$92,229	$595,497	$103,255

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transaction, including any prepayment penalties incurred upon repayment of property loans collateralized by the property being sold. Such prepayment penalties totaled $29.0 million, $64.9 million and $12.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale. As discussed in Note 2, during the year ended December 31, 2009, we allocated $10.1 million of goodwill related to our real estate segment to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $8.7 million was reflected as a reduction of gain on dispositions of real estate and $1.4 million was reflected as an adjustment of impairment losses.

NOTE 14 — Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, participating securities, common OP Unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and Class I HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings per unit for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per unit data):

	2009	2008	2007
Numerator:
Loss from continuing operations	$(196,217)	$(117,092)	$(45,360)
Loss (income) from continuing operations attributable to noncontrolling interests	37,566	(6,366)	(23,778)
Income attributable to the Partnership’s preferred unitholders	(56,854)	(61,354)	(73,144)
Income attributable to participating securities	—	(6,985)	(4,481)

Loss from continuing operations attributable to the Partnership’s common unitholders	$(215,505)	$(191,797)	$(146,763)

Income from discontinued operations	$152,237	$744,880	$171,615
Income from discontinued operations attributable to noncontrolling interests	(60,008)	(149,383)	(68,360)

Income from discontinued operations attributable to the Partnership’s common unitholders	$92,229	$595,497	$103,255

Net (loss) income	$(43,980)	$627,788	$126,255
Net income attributable to noncontrolling interests	(22,442)	(155,749)	(92,138)
Income attributable to the Partnership’s preferred unitholders	(56,854)	(61,354)	(73,144)
Income attributable to participating securities	—	(6,985)	(4,481)

Net (loss) income attributable to the Partnership’s common unitholders	$(123,276)	$403,700	$(43,508)

Denominator:
Denominator for basic earnings per unit — weighted average number of shares of common units outstanding
Common OP Units	120,836	95,881	102,474
Class I HPUs	2,344	2,368	2,379

Total common units	123,180	98,249	104,853
Effect of dilutive securities:
Dilutive potential common units	—	—	—

Denominator for diluted earnings per unit	123,180	98,249	104,853

Earnings (loss) per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(1.75)	$(1.95)	$(1.40)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.75	6.06	0.98

Net (loss) income attributable to the Partnership’s common unitholders	$(1.00)	$4.11	$(0.42)

As discussed in Note 2, earnings (loss) per common unit for the years ended December 31, 2008 and 2007 have been retroactively adjusted for the effect of our adoption of FSP EITF 03-6-1 and FASB ASU 2010-01.
As of December 31, 2009, 2008 and 2007, the common unit equivalents that could potentially dilute basic earnings per unit in future periods totaled 8.9 million, 9.2 million and 8.1 million, respectively. These securities, representing stock options to purchase shares of Aimco Class A Common Stock, have been excluded from the earnings per unit computations for the years ended December 31, 2009, 2008 and 2007, because their effect would have been anti-dilutive.
Participating securities, consisting of unvested restricted shares of Aimco stock and shares of Aimco stock purchased pursuant to officer loans, receive dividends similar to shares of Aimco Class A Common Stock and common OP Units totaled 0.5 million, 1.0 million and 1.2 million at December 31, 2009, 2008 and 2007, respectively. The effect of participating securities is reflected in basic and diluted earnings per unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings. During the year ended December 31, 2009, the adjustment to compensation expense recognized related to cumulative dividends on forfeited shares of restricted stock exceeded the amount of dividends declared related to participating securities. Accordingly, distributed earnings attributed to participating securities during 2009 were reduced to zero for purposes of calculating earnings per unit using the two-class method.
As discussed in Note 11, we have various classes of preferred OP Units, which may be redeemed at the holders’ option. We may redeem these units for cash or at our option, shares of Aimco Class A Common Stock. During the periods presented, no common unit equivalents related to these preferred OP Units have been included in earnings per unit computations because their effect was antidilutive.

NOTE 15 — Unaudited Summarized Consolidated Quarterly Information
Summarized unaudited consolidated quarterly information for 2009 and 2008 is provided below (in thousands, except per unit amounts).

	Quarter (1)
2009	First	Second	Third	Fourth
Total revenues	$297,501	$299,059	$296,396	$302,807
Total operating expenses	(265,851)	(264,524)	(276,891)	(277,984)
Operating income	31,650	34,535	19,505	24,823
Loss from continuing operations	(35,141)	(43,283)	(54,453)	(63,340)
Income from discontinued operations, net	2,773	35,860	45,102	68,502
Net (loss) income	(32,368)	(7,423)	(9,351)	5,162
Loss attributable to the Partnership’s common unitholders	(40,320)	(32,336)	(43,510)	(7,110)
Loss per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.33)	$(0.39)	$(0.45)	$(0.58)
Net loss attributable to the Partnership’s common unitholders	$(0.34)	$(0.26)	$(0.35)	$(0.06)

Weighted average common units outstanding (2)	119,661	124,333	124,376	124,351
Weighted average common units and common unit equivalents outstanding (2)	119,661	124,333	124,376	124,351

	Quarter (1)
2008	First	Second	Third	Fourth
Total revenues	$296,362	$321,278	$321,274	$304,256
Total operating expenses (3)	(258,269)	(263,740)	(273,586)	(389,476)
Operating income (loss) (3)	38,093	57,538	47,688	(85,220)
Loss (income) from continuing operations (3)	(33,051)	(19,431)	75,919	(140,529)
Income from discontinued operations, net	9,587	362,581	161,667	211,045
Net (loss) income	(23,464)	343,150	237,586	70,516
Net (loss) income attributable to the Partnership’s common unitholders	(42,768)	265,723	174,009	4,092
Earnings (loss) per common unit — basic and diluted:
(Loss) income from continuing operations attributable to the Partnership’s common unitholders	$(0.49)	$(0.43)	$0.56	$(1.52)
Net (loss) income attributable to the Partnership’s common unitholders	$(0.43)	$2.73	$1.82	$0.04

Weighted average common units outstanding (2)	99,135	97,349	95,511	101,001
Weighted average common units and common unit equivalents outstanding (2)	99,135	97,349	95,816	101,001

(1)
Certain reclassifications have been made to 2009 and 2008 quarterly amounts to conform to the full year 2009 presentation, primarily related to treatment of discontinued operations and newly adopted accounting standards (see Note 2).

(2)
As discussed in Note 2, in December 2009, we adopted the provisions of ASU 2010-01, which resulted in reductions in the number of weighted average common OP Units and common OP unit equivalents outstanding, as compared to the amounts previously reported.

(3)
Total operating expenses, operating income (loss) and (loss) income from continuing operations for the quarter ended December 31, 2008, includes a $91.1 million provision for impairment losses on real estate development assets, which is discussed further in Note 2.

NOTE 16 — Transactions with Affiliates
We earn revenue from affiliated real estate partnerships. These revenues include fees for property management services, partnership and asset management services, risk management services and transactional services such as refinancing, construction supervisory and disposition (including promote income, which is income earned in connection with the disposition of properties owned by certain of our consolidated joint ventures). In addition, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. These fees and reimbursements for the years ended December 31, 2009, 2008 and 2007 totaled $18.5 million, $72.5 million and $42.1 million, respectively. The total accounts receivable due from affiliates was $23.7 million, net of allowance for doubtful accounts of $3.4 million, at December 31, 2009, and $39.0 million, net of allowance for doubtful accounts of $2.8 million, at December 31, 2008.
Additionally, we earn interest income on notes from real estate partnerships in which we are the general partner and hold either par value or discounted notes. During the years ended December 31, 2009 and 2008, we did not recognize a significant amount of interest income on par value notes from unconsolidated real estate partnerships. Interest income earned on par value notes from unconsolidated real estate partnerships totaled $8.1 million for the year ended December 31, 2007. Accretion income recognized on discounted notes from affiliated real estate partnerships totaled $0.1 million, $1.4 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. See Note 5 for additional information on notes receivable from unconsolidated real estate partnerships.
NOTE 17 — Business Segments
Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance and financial conditions of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of debt, or NAV; Funds From Operations, or FFO; Adjusted FFO, or AFFO, which is FFO less spending for Capital Replacements; same store property operating results; net operating income; Free Cash Flow which is net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.
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

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our real estate and investment management segments for the years ended December 31, 2009, 2008 and 2007 (in thousands):

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Year Ended December 31, 2009:
Rental and other property revenues	$1,140,828	$—	$—	$1,140,828
Property management revenues, primarily from affiliates	5,082	—	—	5,082
Asset management and tax credit revenues	—	52,193	(2,340)	49,853

Total revenues	1,145,910	52,193	(2,340)	1,195,763

Property operating expenses	521,161	—	—	521,161
Property management expenses	2,869	—	—	2,869
Investment management expenses	—	15,779	—	15,779
Depreciation and amortization (1)	—	—	444,413	444,413
Provision for operating real estate impairment losses	—	—	2,329	2,329
General and administrative expenses	—	—	69,567	69,567
Other expenses, net	—	—	17,891	17,891
Restructuring costs	—	—	11,241	11,241

Total operating expenses	524,030	15,779	545,441	1,085,250

Net operating income (loss)	621,880	36,414	(547,781)	110,513
Other items included in continuing operations (2)	—	1,659	(308,389)	(306,730)

Income (loss) from continuing operations	$621,880	$38,073	$(856,170)	$(196,217)

			Corporate
			Not Allocated
		Investment	to Segments
	Real Estate	Management	and Certain
	Segment	Segment	Eliminations	Total
Year Ended December 31, 2008:
Rental and other property revenues	$1,137,995	$—	$—	$1,137,995
Property management revenues, primarily from affiliates	6,345	—	—	6,345
Asset management and tax credit revenues	—	101,225	(2,395)	98,830

Total revenues	1,144,340	101,225	(2,395)	1,243,170

Property operating expenses	526,238	—	—	526,238
Property management expenses	5,385	—	—	5,385
Investment management expenses	—	24,784	—	24,784
Depreciation and amortization (1)	—	—	392,999	392,999
Provision for impairment losses on real estate development assets	—	—	91,138	91,138
General and administrative expenses	—	—	99,157	99,157
Other expenses, net	—	—	22,568	22,568
Restructuring costs	—	—	22,802	22,802

Total operating expenses	531,623	24,784	628,664	1,185,071

Net operating income (loss)	612,717	76,441	(631,059)	58,099
Other items included in continuing operations (2)	—	(2,227)	(172,964)	(175,191)

Income (loss) from continuing operations	$612,717	$74,214	$(804,023)	$(117,092)

		Investment	Corporate
	Real Estate	Management	Not Allocated
	Segment	Segment	to Segments	Total
Year Ended December 31, 2007:
Rental and other property revenues	$1,093,779	$—	$—	$1,093,779
Property management revenues, primarily from affiliates	6,923	—	—	6,923
Asset management and tax credit revenues	—	73,755	—	73,755

Total revenues	1,100,702	73,755	—	1,174,457

Property operating expenses	503,890	—	—	503,890
Property management expenses	6,678	—	—	6,678
Investment management expenses	—	20,507	—	20,507
Depreciation and amortization (1)	—	—	347,491	347,491
Provision for operating real estate impairment losses	—	—	1,080	1,080
General and administrative expenses	—	—	90,674	90,674
Other expenses, net	—	—	19,338	19,338

Total operating expenses	510,568	20,507	458,583	989,658

Net operating income (loss)	590,134	53,248	(458,583)	184,799
Other items included in continuing operations (2)	—	7,305	(237,464)	(230,159)

Income (loss) from continuing operations	$590,134	$60,553	$(696,047)	$(45,360)

(1)
Our chief operating decision maker assesses the performance of real estate using, among other measures, net operating income, excluding depreciation and amortization. Accordingly, we do not allocate depreciation and amortization to the real estate segment.

(2)
Other items in continuing operations for the investment management segment include accretion income recognized on discounted notes receivable, other income items and income taxes associated with transactional activities. Other items in continuing operations not allocated to segments include: (i) interest income and expense; (ii) provisions for losses on notes receivable; (iii) equity in losses of unconsolidated real estate partnerships and impairment losses related to unconsolidated real estate partnerships; and (iv) gain on dispositions of unconsolidated real estate and other.

During the years ended December 31, 2009, 2008 and 2007, for continuing operations, our rental revenues include $140.3 million, $132.3 million and $121.4 million, respectively, of subsidies from government agencies, which represented 12.2%, 11.6% and 11.0%, respectively, of our real estate segment revenues.
The assets of our reportable segments are as follows (in thousands):

	2009	2008
Total assets for reportable segments (1)	$7,682,749	$9,073,431
Corporate and other assets	239,390	383,290

Total consolidated assets	$7,922,139	$9,456,721

(1)	Total assets for reportable segments primarily relate to the real estate segment.
Our capital additions primarily relate to the real estate segment and totaled $275.4 million, $665.2 million and $689.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

AIMCO PROPERTIES, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2009
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(5)	Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Continuing Operations:
Conventional Properties:
100 Forest Place	High Rise	Dec-97	OakPark, IL	1987	234	2,664	18,815	4,493	2,664	23,308	25,972	(8,692)	17,280	27,761
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,250	752	224	4,281	945	5,226	(249)	4,977	2,671
173 E. 90th Street	High Rise	May-04	New York, NY	1910	72	11,773	4,535	1,445	12,067	5,686	17,753	(1,365)	16,388	8,772
182-188 Columbus Avenue	Mid Rise	Feb-07	New York, NY	1910	32	17,187	3,300	3,690	19,123	5,054	24,177	(992)	23,185	13,471
204-206 West 133rd Street	Mid Rise	Jun-07	New York, NY	1910	44	3,291	1,450	1,921	4,352	2,310	6,662	(303)	6,359	3,132
2232-2240 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	24	2,863	3,785	1,477	3,366	4,759	8,125	(517)	7,608	2,972
2247-2253 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	6,787	3,335	1,464	7,356	4,230	11,586	(586)	11,000	5,483
2252-2258 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	3,623	4,504	1,814	4,318	5,623	9,941	(772)	9,169	5,125
2300-2310 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	63	8,623	6,964	5,260	10,417	10,430	20,847	(1,441)	19,406	9,896
236 - 238 East 88th Street	High Rise	Jan-04	New York, NY	1900	43	8,751	2,914	1,295	8,820	4,140	12,960	(1,155)	11,805	6,879
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,430	1,866	770	8,494	2,572	11,066	(614)	10,452	5,227
240 West 73rd Street, LLC	High Rise	Sep-04	New York, NY	1900	200	68,006	12,140	3,563	68,109	15,600	83,709	(2,827)	80,882	30,286
2484 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1921	23	2,384	1,726	468	2,601	1,977	4,578	(243)	4,335	2,472
2900 on First Apartments	Mid Rise	Oct-08	Seattle, WA	1989	135	19,015	17,518	330	19,071	17,792	36,863	(860)	36,003	20,719
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,659	1,006	167	2,681	1,151	3,832	(350)	3,482	1,908
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,635	1,609	546	5,678	2,112	7,790	(940)	6,850	2,761
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,319	2,224	681	6,372	2,852	9,224	(707)	8,517	3,691
3400 Avenue of the Arts	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	55,223	65,506	73,301	57,240	136,790	194,030	(31,750)	162,280	119,869
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	12	1,966	608	278	1,982	870	2,852	(242)	2,610	1,600
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb-07	New York, NY	1910	72	23,677	7,101	3,881	25,552	9,107	34,659	(1,241)	33,418	19,679
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,137	1,002	278	3,163	1,254	4,417	(307)	4,110	2,634
514-516 East 88th Street	High Rise	Mar-05	New York, NY	1900	36	6,230	2,168	556	6,282	2,672	8,954	(618)	8,336	4,607
656 St. Nicholas Avenue	Mid Rise	Jun-07	New York, NY	1920	31	2,731	1,636	2,774	3,576	3,565	7,141	(467)	6,674	2,374
759 St. Nicholas Avenue	Mid Rise	Oct-07	New York, NY	1920	9	682	535	587	1,013	791	1,804	(84)	1,720	545
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	3,558	12,037	27,055	3,558	39,092	42,650	(11,840)	30,810	19,184
Arbors (Grovetree), The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,208	2,940	1,092	9,148	10,240	(4,038)	6,202	6,743
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	3,217	12,023	6,795	3,217	18,818	22,035	(8,527)	13,508	10,258
Atriums of Plantation	Mid Rise	Aug-98	Plantation, FL	1979	210	1,807	10,385	2,833	1,807	13,218	15,025	(5,151)	9,874	5,780
Auburn Glen	Garden	Dec-06	Jacksonville, FL	1974	251	7,483	8,191	3,202	7,670	11,206	18,876	(2,098)	16,778	9,912
BaLaye	Garden	Apr-06	Tampa, FL	2002	324	10,329	28,800	969	10,608	29,490	40,098	(4,187)	35,911	23,012
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	1,668	3,525	10,713	14,238	(4,668)	9,570	7,242
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	4,097	22,680	45,944	68,624	(6,612)	62,012	46,294
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,352	40,713	6,895	3,262	47,698	50,960	(10,541)	40,419	40,766
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	18,915	35,945	8,744	18,916	44,688	63,604	(14,036)	49,568	35,250
Bayhead Village	Garden	Oct-00	Indianapolis, IN	1978	202	1,411	5,139	3,482	1,411	8,621	10,032	(3,400)	6,632	2,728
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,447	20,589	3,188	3,447	23,777	27,224	(9,855)	17,369	14,559
Boulder Creek	Garden	Jul-94	Boulder, CO	1972	221	755	7,730	17,156	755	24,886	25,641	(11,913)	13,728	12,031
Brandywine	Garden	Jul-94	St. Petersburg, FL	1971	477	1,437	12,725	8,763	1,437	21,488	22,925	(13,782)	9,143	21,124
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,507	3,257	1,008	8,764	9,772	(3,856)	5,916	6,378
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	27,603	41,244	29,066	29,407	68,506	97,913	(15,963)	81,950	55,875
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	9,693	6,818	1,126	9,693	7,944	17,637	(768)	16,869	10,607
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	3,860	4,867	27,477	32,344	(10,304)	22,040	46,100
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928	332	11,708	73,334	45,743	11,708	119,077	130,785	(40,408)	90,377	49,119
Canterbury Green	Garden	Dec-99	Fort Wayne, IN	1979	1,988	13,659	73,115	25,704	13,659	98,819	112,478	(45,994)	66,484	53,200
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,300	6,602	5,909	7,508	12,303	19,811	(3,593)	16,218	11,750
Carriage Hill	Garden	Jul-00	East Lansing, MI	1972	143	1,957	7,912	2,053	1,957	9,965	11,922	(5,434)	6,488	5,360
Casa del Mar at Baymeadows	Garden	Oct-06	Jacksonville, FL	1984	144	4,902	10,562	1,403	5,039	11,828	16,867	(1,752)	15,115	9,434
Cedar Rim	Garden	Apr-00	Newcastle, WA	1980	104	761	5,218	17,174	761	22,392	23,153	(9,405)	13,748	7,857
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	3,532	582	7,722	8,304	(3,104)	5,200	15,159
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	7,488	8,656	7,711	7,488	16,367	23,855	(5,745)	18,110	13,101
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	15,800	16,875	4,931	15,800	21,806	37,606	(7,748)	29,858	24,630
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	1,969	7,980	3,308	1,969	11,288	13,257	(4,730)	8,527	10,241
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	12,047	14,299	4,653	12,338	18,661	30,999	(3,996)	27,003	18,690
Chestnut Hill	Garden	Apr-00	Philadelphia, PA	1963	821	6,463	49,315	48,996	6,463	98,311	104,774	(36,814)	67,960	51,444
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,234	8,107	578	2,040	8,879	10,919	(2,284)	8,635	16,737
Citrus Grove	Garden	Jun-98	Redlands, CA	1985	198	1,118	6,642	2,186	1,118	8,828	9,946	(3,983)	5,963	3,261
Colonnade Gardens	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,346	2,912	766	7,258	8,024	(3,615)	4,409	1,625

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2009
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(5)	Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,403	18,798	10,801	2,403	29,599	32,002	(14,784)	17,218	24,443
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1880	59	35,472	9,450	3,599	35,527	12,994	48,521	(4,970)	43,551	25,826
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,832	3,300	8,512	14,132	22,644	(5,213)	17,431	14,557
Country Lakes II	Garden	May-97	Naperville, IL	1986	400	5,165	29,430	5,921	5,165	35,351	40,516	(14,200)	26,316	24,893
Creekside	Garden	Jan-00	Denver, CO	1974	328	2,953	12,697	5,028	3,189	17,489	20,678	(7,788)	12,890	14,359
Creekside	Garden	Mar-02	Simi Valley, CA	1985	397	24,595	18,818	6,775	25,245	24,943	50,188	(8,109)	42,079	40,670
Crescent at West Hollywood, The	Mid Rise	Mar-02	West Hollywood, CA	1982	130	15,382	10,215	14,817	15,765	24,649	40,414	(9,223)	31,191	24,195
Defoors Crossing	Garden	Jan-06	Atlanta, GA	1987	60	348	957	392	348	1,349	1,697	(1,213)	484	—
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	7,460	1,666	16,813	18,479	(6,381)	12,098	10,512
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1986	372	5,534	30,830	17,422	5,635	48,151	53,786	(18,347)	35,439	35,154
Evanston Place	High Rise	Dec-97	Evanston, IL	1988	189	3,232	25,546	4,398	3,232	29,944	33,176	(10,325)	22,851	21,645
Fairlane East	Garden	Jan-01	Dearborn, MI	1973	244	6,550	11,711	5,136	6,550	16,847	23,397	(8,610)	14,787	10,200
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	9,177	11,763	24,351	36,114	(9,406)	26,708	17,732
Ferntree	Garden	Mar-01	Phoenix, AZ	1968	219	2,078	13,752	3,195	2,079	16,946	19,025	(6,327)	12,698	7,058
Fisherman’s Village	Garden	Jan-06	Indianapolis, IN	1982	328	2,156	9,936	2,685	2,156	12,621	14,777	(7,059)	7,718	6,350
Fishermans Wharf	Garden	Nov-96	Clute, TX	1981	360	1,257	7,584	5,428	1,257	13,012	14,269	(5,704)	8,565	6,930
Flamingo Towers	High Rise	Sep-97	Miami Beach, FL	1960	1,127	32,191	38,399	217,720	32,239	256,071	288,310	(91,197)	197,113	118,890
Forestlake Apartments	Garden	Mar-07	Daytona Beach, FL	1982	120	3,691	4,320	496	3,860	4,647	8,507	(623)	7,884	4,735
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	2,383	17,199	14,503	2,379	31,706	34,085	(11,365)	22,720	11,698
Foxchase	Garden	Dec-97	Alexandria, VA	1947	2,113	15,419	96,062	31,800	15,496	127,785	143,281	(55,566)	87,715	184,131
Georgetown	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	2,091	12,351	15,259	27,610	(4,535)	23,075	12,775
Glen at Forestlake, The	Garden	Mar-07	Daytona Beach, FL	1982	26	897	862	182	933	1,008	1,941	(125)	1,816	1,039
Glenbridge Manors	Garden	Sep-03	Cincinnati, OH	1978	274	1,030	17,447	14,108	1,031	31,554	32,585	(7,012)	25,573	16,820
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,058	854	4,577	4,912	9,489	(2,043)	7,446	4,275
Grand Pointe	Garden	Dec-99	Columbia, MD	1974	325	2,715	16,771	5,264	2,715	22,035	24,750	(8,144)	16,606	16,987
Greens	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	27,244	2,303	27,957	30,260	(12,346)	17,914	12,855
Greenspoint at Paradise Valley	Garden	Jan-00	Phoenix, AZ	1985	336	3,042	13,223	12,350	3,042	25,573	28,615	(11,541)	17,074	16,287
Hampden Heights	Garden	Jan-00	Denver, CO	1973	376	3,224	12,905	5,893	3,453	18,569	22,022	(8,681)	13,341	13,830
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,108	3,563	5,774	4,108	9,337	13,445	(3,026)	10,419	—
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,200	6,428	3,456	1,200	9,884	11,084	(3,560)	7,524	7,264
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,055	7,565	1,325	1,055	8,890	9,945	(4,118)	5,827	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	1,039	9,170	1,343	1,039	10,513	11,552	(4,639)	6,913	7,432
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	690	4,149	1,206	690	5,355	6,045	(1,873)	4,172	4,620
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,832	8,541	1,609	1,832	10,150	11,982	(4,777)	7,205	8,858
Hidden Cove	Garden	Jul-98	Escondido, CA	1985	334	3,043	17,615	6,980	3,043	24,595	27,638	(10,158)	17,480	31,006
Hidden Cove II	Garden	Jul-07	Escondido, CA	1986	118	12,730	6,530	5,473	12,849	11,884	24,733	(1,806)	22,927	11,586
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	1,444	7,590	4,798	1,444	12,388	13,832	(3,471)	10,361	—
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,045	13,452	1,368	3,045	14,820	17,865	(6,091)	11,774	10,876
Highland Ridge	Garden	Sep-04	Atlanta, GA	1984	219	1,225	6,174	5,145	1,242	11,302	12,544	(4,605)	7,939	6,100
Hillcreste	Garden	Mar-02	Century City, CA	1989	315	33,755	47,216	25,906	35,862	71,015	106,877	(21,022)	85,855	57,610
Hillmeade	Garden	Nov-94	Nashville, TN	1985	288	2,872	16,069	13,564	2,872	29,633	32,505	(16,923)	15,582	18,376
Homestead	Garden	Apr-05	East Lansing, MI	1986	168	1,565	8,200	761	1,566	8,960	10,526	(3,878)	6,648	3,372
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	8,763	6,376	1,610	8,887	7,862	16,749	(1,059)	15,690	5,377
Hunt Club	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	3,598	17,859	16,747	34,606	(6,372)	28,234	32,160
Hunt Club	Garden	Mar-01	Austin, TX	1987	384	10,342	11,920	8,537	10,342	20,457	30,799	(9,758)	21,041	16,499
Hunter’s Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,935	7,915	3,259	7,935	11,174	19,109	(3,398)	15,711	16,407
Hunter’s Crossing	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,763	4,079	2,244	11,842	14,086	(6,371)	7,715	6,940
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,709	14,420	4,819	2,709	19,239	21,948	(9,525)	12,423	20,191
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1977	304	3,283	17,337	5,211	3,283	22,548	25,831	(11,087)	14,744	24,194
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1977	328	2,787	15,501	6,075	2,787	21,576	24,363	(11,389)	12,974	25,182
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,683	14,928	1,931	4,731	16,811	21,542	(2,913)	18,629	13,781
Independence Green	Garden	Jan-06	Farmington Hills, MI	1960	981	10,293	24,586	20,189	10,156	44,912	55,068	(13,065)	42,003	27,758
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	23,927	15,801	3,489	24,523	18,694	43,217	(5,884)	37,333	33,171
Island Club	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	11,220	18,027	39,874	57,901	(15,731)	42,170	64,973
Island Club (Beville)	Garden	Oct-00	Daytona Beach, FL	1986	204	6,086	8,571	2,135	6,087	10,705	16,792	(4,444)	12,348	8,440
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	3,849	1,526	10,899	12,425	(4,859)	7,566	10,868
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	5,840	27,937	28,127	5,840	56,064	61,904	(22,153)	39,751	29,375
Lakeside at Vinings Mountain	Garden	Jan-00	Atlanta, GA	1983	220	2,109	11,863	15,149	2,109	27,012	29,121	(10,884)	18,237	9,666
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	6,160	34,151	15,942	6,160	50,093	56,253	(21,654)	34,599	26,955
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	2,225	9,272	4,150	2,225	13,422	15,647	(6,442)	9,205	10,576
Latrobe	High Rise	Jan-03	Washington, DC	1980	175	3,459	9,103	15,543	3,459	24,646	28,105	(10,353)	17,752	22,192
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	2,424	12,181	956	2,424	13,137	15,561	(5,520)	10,041	7,867
Leahy Square	Garden	Apr-07	Redwood City, CA	1973	110	15,352	7,909	1,755	15,444	9,572	25,016	(1,631)	23,385	15,185
Lewis Park	Garden	Jan-06	Carbondale, IL	1972	269	1,407	12,193	3,183	1,404	15,379	16,783	(8,520)	8,263	3,981
Lincoln Place Garden	Garden	Oct-04	Venice, CA	1951	692	43,979	10,439	86,174	42,894	97,698	140,592	(1,691)	138,901	65,000
Lodge at Chattahoochee, The	Garden	Oct-99	Sandy Springs, GA	1970	312	2,320	16,370	21,615	2,320	37,985	40,305	(15,095)	25,210	11,087
Los Arboles	Garden	Sep-97	Chandler, AZ	1985	232	1,662	9,504	3,197	1,662	12,701	14,363	(5,741)	8,622	8,086
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	66,257	53,438	34,982	69,834	84,843	154,677	(30,295)	124,382	97,604
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,598	16,141	29,935	2,598	46,076	48,674	(15,809)	32,865	33,548
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	7,271	—	74,132	74,132	(18,728)	55,404	5,813
Meadow Creek	Garden	Jul-94	Boulder, CO	1972	332	1,435	24,532	6,358	1,435	30,890	32,325	(13,197)	19,128	24,071
Merrill House	High Rise	Jan-00	Falls Church, VA	1962	159	1,836	10,831	5,863	1,836	16,694	18,530	(4,452)	14,078	15,600
Mesa Royale	Garden	Jul-94	Mesa, AZ	1985	152	832	4,569	9,585	832	14,154	14,986	(5,290)	9,696	—
Montecito	Garden	Jul-94	Austin, TX	1985	268	1,268	6,896	4,958	1,267	11,855	13,122	(6,165)	6,957	996

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2009
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(5)	Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Monterey Grove	Garden	Jun-08	San Jose, CA	1999	224	34,175	21,939	2,072	34,325	23,861	58,186	(1,806)	56,380	35,000
Oak Park Village	Garden	Oct-00	Lansing, MI	1973	618	10,048	16,771	7,340	10,048	24,111	34,159	(12,777)	21,382	23,487
Ocean Oaks	Garden	May-98	Port Orange, FL	1988	296	2,132	12,855	3,242	2,132	16,097	18,229	(6,492)	11,737	10,295
One Lytle Place	High Rise	Jan-00	Cincinnati ,OH	1980	231	2,662	21,800	12,551	2,662	34,351	37,013	(12,139)	24,874	15,450
Pacific Bay Vistas	Garden	Mar-01	San Bruno, CA	1987	308	3,703	62,460	22,184	22,994	65,353	88,347	(55,442)	32,905	—
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	12,770	6,579	3,183	12,970	9,562	22,532	(2,205)	20,327	11,260
Palazzo at Park La Brea, The	Mid Rise	Feb-04	Los Angeles, CA	2002	521	47,822	125,464	8,804	48,362	133,728	182,090	(30,135)	151,955	125,554
Palazzo East at Park La Brea, The	Mid Rise	Mar-05	Los Angeles, CA	2005	611	61,004	136,503	22,142	72,578	147,071	219,649	(26,968)	192,681	150,000
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1985	129	647	3,515	6,959	647	10,474	11,121	(5,539)	5,582	6,400
Park at Cedar Lawn, The	Garden	Nov-96	Galveston, TX	1985	192	1,025	2,521	3,585	1,025	6,106	7,131	(2,539)	4,592	—
Park Towne Place	High Rise	Apr-00	Philadelphia, PA	1959	959	10,451	47,301	54,589	10,451	101,890	112,341	(23,850)	88,491	86,343
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	2,570	12,052	9,410	2,570	21,462	24,032	(8,186)	15,846	5,618
Parkway	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	2,754	386	5,588	5,974	(3,284)	2,690	9,273
Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	19,595	14,838	8,147	19,595	22,985	42,580	(3,163)	39,417	19,348
Peachtree Park	Garden	Jan-96	Atlanta, GA	1962	303	4,683	11,713	9,900	4,683	21,613	26,296	(9,890)	16,406	9,543
Peak at Vinings Mountain, The	Garden	Jan-00	Atlanta, GA	1980	280	2,651	13,660	17,606	2,651	31,266	33,917	(12,410)	21,507	10,412
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	3,440	18,734	4,547	3,440	23,281	26,721	(15,330)	11,391	12,711
Pebble Point	Garden	Oct-02	Indianapolis, IN	1980	220	1,790	6,883	2,612	1,790	9,495	11,285	(4,526)	6,759	5,430
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	7,835	5,224	2,778	8,030	7,807	15,837	(2,743)	13,094	15,750
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,975	6,035	2,094	4,125	7,979	12,104	(2,531)	9,573	12,000
Pine Shadows	Garden	May-98	Tempe, AZ	1983	272	2,095	11,899	3,725	2,095	15,624	17,719	(7,375)	10,344	7,500
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	603	3,318	2,716	603	6,034	6,637	(2,415)	4,222	1,937
Plantation Gardens	Garden	Oct-99	Plantation ,FL	1971	372	3,773	19,443	6,204	3,773	25,647	29,420	(10,871)	18,549	24,141
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,883	6,712	3,517	1,883	10,229	12,112	(4,456)	7,656	6,042
Ramblewood	Garden	Dec-99	Wyoming, MI	1973	1,708	8,607	61,082	1,930	8,661	62,958	71,619	(12,161)	59,458	34,944
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	3,455	17,157	2,272	3,455	19,429	22,884	(9,501)	13,383	20,685
Reflections	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	5,255	15,988	18,939	34,927	(7,638)	27,289	39,451
Reflections	Garden	Oct-00	West Palm Beach, FL	1986	300	5,504	9,984	4,113	5,504	14,097	19,601	(5,272)	14,329	9,190
Reflections	Garden	Oct-02	Casselberry, FL	1984	336	3,906	10,491	4,233	3,906	14,724	18,630	(4,662)	13,968	10,700
Regency Oaks	Garden	Oct-99	Fern Park, FL	1965	343	1,832	9,905	8,398	1,832	18,303	20,135	(10,017)	10,118	11,134
Remington at Ponte Vedra Lakes	Garden	Dec-06	Ponte Vedra Beach, FL	1986	344	18,576	18,650	2,242	18,795	20,673	39,468	(3,586)	35,882	24,695
River Club	Garden	Apr-05	Edgewater, NJ	1998	266	30,578	30,638	1,910	30,579	32,547	63,126	(6,208)	56,918	39,373
River Reach	Garden	Sep-00	Naples, FL	1986	556	17,728	18,337	6,365	17,728	24,702	42,430	(10,002)	32,428	23,452
Riverbend Village	Garden	Jul-01	Arlington, TX	1983	201	893	4,128	4,963	893	9,091	9,984	(3,967)	6,017	—
Riverloft	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	31,118	2,120	42,405	44,525	(15,462)	29,063	19,951
Riverside	High Rise	Apr-00	Alexandria ,VA	1973	1,222	10,433	65,474	76,986	10,433	142,460	152,893	(59,333)	93,560	96,289
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,128	8,060	2,407	12,430	10,165	22,595	(3,320)	19,275	17,900
Royal Crest Estates	Garden	Aug-02	Fall River, MA	1974	216	5,832	12,044	1,953	5,832	13,997	19,829	(5,694)	14,135	12,161
Royal Crest Estates	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	5,296	22,433	29,391	51,824	(12,162)	39,662	37,890
Royal Crest Estates	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	3,835	25,178	32,621	57,799	(13,594)	44,205	35,400
Royal Crest Estates	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,808	9,632	51,292	46,440	97,732	(18,797)	78,935	60,305
Royal Crest Estates	Garden	Aug-02	Nashua, NH	1970	902	68,231	45,562	11,187	68,231	56,749	124,980	(25,003)	99,977	50,667
Runaway Bay	Garden	Oct-00	Lantana, FL	1987	404	5,934	16,052	7,643	5,934	23,695	29,629	(7,842)	21,787	21,644
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,884	7,045	1,831	1,884	8,876	10,760	(2,402)	8,358	9,004
Sandpiper Cove	Garden	Dec-97	Boynton Beach, FL	1987	416	3,511	21,396	7,141	3,511	28,537	32,048	(11,039)	21,009	29,425
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,731	4,001	13,960	24,732	38,692	(8,502)	30,190	22,282
Scandia	Garden	Oct-00	Indianapolis, IN	1977	444	10,540	9,852	12,780	10,539	22,633	33,172	(11,260)	21,912	19,163
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	49,474	17,756	7,733	49,473	25,490	74,963	(3,128)	71,835	49,605
Scottsdale Gateway I	Garden	Oct-97	Tempe, AZ	1965	124	591	3,359	8,017	591	11,376	11,967	(4,075)	7,892	5,800
Scottsdale Gateway II	Garden	Oct-97	Tempe, AZ	1976	487	2,458	13,927	23,353	2,458	37,280	39,738	(15,204)	24,534	5,087
Shadow Creek	Garden	May-98	Mesa, AZ	1984	266	2,016	11,886	3,790	2,016	15,676	17,692	(7,685)	10,007	—
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,492	57,197	7,499	18,492	64,696	83,188	(27,715)	55,473	69,724
Signal Pointe	Garden	Oct-99	Winter Park, FL	1971	368	2,382	11,359	21,447	2,382	32,806	35,188	(10,480)	24,708	18,596
Signature Point	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	2,810	2,810	20,389	23,199	(6,784)	16,415	10,823
Springwoods at Lake Ridge	Garden	Jul-02	Woodbridge, VA	1984	180	5,587	7,284	1,278	5,587	8,562	14,149	(1,944)	12,205	14,502
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	2,479	3,241	7,573	10,814	(3,237)	7,577	10,300
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	706	4,032	3,131	562	7,307	7,869	(3,524)	4,345	4,315
Steeplechase	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	3,301	3,675	19,412	23,087	(7,106)	15,981	23,600
Steeplechase	Garden	Jul-02	Plano, TX	1985	368	7,056	10,510	6,974	7,056	17,484	24,540	(5,158)	19,382	13,987
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1962	535	8,871	55,364	17,358	8,871	72,722	81,593	(30,782)	50,811	77,915
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	2,948	13,593	12,295	25,888	(6,743)	19,145	24,900
Summit Creek	Garden	May-98	Austin, TX	1985	164	1,211	6,037	2,591	1,211	8,628	9,839	(3,285)	6,554	5,670
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,543	30,903	4,551	56,446	60,997	(20,010)	40,987	35,727
Sun River Village	Garden	Oct-99	Tempe ,AZ	1981	334	2,367	13,303	3,888	2,367	17,191	19,558	(8,524)	11,034	10,569
Talbot Woods	Garden	Sep-04	Middleboro, MA	1972	121	5,852	4,719	2,026	5,852	6,745	12,597	(2,150)	10,447	6,203
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	3,928	23,491	8,089	4,223	31,285	35,508	(16,205)	19,303	18,389
Tamarind Bay	Garden	Jan-00	St. Petersburg, FL	1980	200	1,091	6,310	4,987	1,091	11,297	12,388	(5,368)	7,020	6,925
Tar River Estates	Garden	Oct-99	Greenville, NC	1969	220	1,558	14,298	3,740	1,558	18,038	19,596	(7,601)	11,995	3,960
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,323	7,155	1,928	1,323	9,083	10,406	(4,706)	5,700	7,403
The Bluffs at Pacifica	Garden	Oct-06	Pacifica, CA	1963	64	7,975	4,131	7,635	8,108	11,633	19,741	(1,067)	18,674	6,428
Tierra Palms	Garden	Jan-06	Norwalk, CA	1970	144	6,441	6,807	609	6,441	7,416	13,857	(855)	13,002	10,777
Timbertree	Garden	Oct-97	Phoenix, AZ	1979	387	2,292	13,000	6,209	2,292	19,209	21,501	(9,830)	11,671	4,510
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	15,198	22,029	4,504	15,198	26,533	41,731	(3,946)	37,785	27,667
Township At Highlands	Town Home	Nov-96	Centennial, CO	1985	161	1,615	9,773	6,118	1,536	15,970	17,506	(6,955)	10,551	16,640

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2009
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(5)	Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	3,268	18,763	23,625	3,268	42,388	45,656	(15,984)	29,672	9,255
Twin Lakes	Garden	Apr-00	Palm Harbor, FL	1986	262	2,062	12,850	4,584	2,062	17,434	19,496	(7,652)	11,844	10,604
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,749	10,089	1,351	4,749	11,440	16,189	(3,498)	12,691	7,385
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	2,271	7,724	2,974	2,271	10,698	12,969	(2,641)	10,328	11,070
Views at Vinings Mountain, The	Garden	Jan-06	Atlanta, GA	1983	180	610	5,026	12,209	610	17,235	17,845	(7,559)	10,286	13,757
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,294	4,861	2,512	7,476	7,191	14,667	(2,670)	11,997	13,500
Village Crossing	Garden	May-98	West Palm Beach, FL	1986	189	1,618	8,188	2,941	1,618	11,129	12,747	(5,497)	7,250	7,000
Village Green	Garden	Oct-02	Altamonte Springs, FL	1970	164	608	6,618	2,514	608	9,132	9,740	(4,386)	5,354	6,510
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	3,457	15,787	10,230	3,457	26,017	29,474	(12,765)	16,709	19,451
Village of Pennbrook	Garden	Oct-98	Levittown, PA	1969	722	10,229	38,222	13,539	10,229	51,761	61,990	(21,542)	40,448	48,419
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,859	33,957	53,735	4,859	87,692	92,551	(40,263)	52,288	38,050
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,871	3,603	8,630	52,465	61,095	(12,802)	48,293	30,564
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,952	3,442	804	8,394	9,198	(3,431)	5,767	11,783
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	28,585	28,102	5,591	29,110	33,168	62,278	(15,640)	46,638	40,542
Waterways Village	Garden	Jun-97	Aventura, FL	1991	180	4,504	11,064	3,683	4,504	14,747	19,251	(6,456)	12,795	7,145
Waverly Apartments	Garden	Aug-08	Brighton, MA	1970	103	7,696	11,347	1,188	7,920	12,311	20,231	(723)	19,508	12,000
West Winds	Garden	Oct-02	Orlando, FL	1985	272	2,324	11,481	3,030	2,324	14,511	16,835	(4,829)	12,006	12,776
Westway Village	Garden	May-98	Houston, TX	1979	326	2,921	11,384	3,172	2,921	14,556	17,477	(6,586)	10,891	7,677
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	2,082	6,339	20,021	26,360	(7,250)	19,110	13,924
Willow Bend	Garden	May-98	Rolling Meadows, IL	1985	328	2,717	15,437	26,391	2,717	41,828	44,545	(13,960)	30,585	19,876
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	1,225	7,357	3,266	1,224	10,624	11,848	(5,611)	6,237	6,804
Wilson Acres	Garden	Apr-06	Greenville, NC	1979	146	1,175	3,943	962	1,485	4,595	6,080	(866)	5,214	2,743
Windrift	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	18,667	24,960	36,257	61,217	(15,443)	45,774	28,999
Windrift	Garden	Oct-00	Orlando, FL	1987	288	3,696	10,029	5,495	3,696	15,524	19,220	(5,710)	13,510	17,094
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	307	2,110	1,992	131	4,278	4,409	(2,102)	2,307	2,153
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	2,172	4,279	18,142	22,421	(6,430)	15,991	13,444
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,426	15,886	4,487	2,426	20,373	22,799	(10,400)	12,399	19,449
Woods of Burnsville	Garden	Nov-04	Burnsville, MN	1984	400	3,954	18,125	2,694	3,954	20,819	24,773	(7,429)	17,344	16,580
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	2,146	10,978	3,860	2,146	14,838	16,984	(7,194)	9,790	5,878
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	798	3,657	873	798	4,530	5,328	(3,309)	2,019	1,189
Yacht Club at Brickell	High Rise	Dec-03	Miami, FL	1998	357	31,363	32,214	4,297	31,363	36,511	67,874	(5,900)	61,974	37,804
Yorktown Apartments	High Rise	Dec-99	Lombard, IL	1973	364	2,971	18,163	16,098	3,055	34,177	37,232	(10,538)	26,694	22,626

Total Conventional Properties:					71,881	1,998,409	3,931,734	2,197,399	2,055,178	6,072,364	8,127,542	(2,163,354)	5,964,188	4,792,048

Affordable Properties:
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	1,348	29,770	20,124	1,338	49,904	51,242	(15,590)	35,652	21,219
Alliance Towers	High Rise	Mar-02	Alliance, OH	1971	101	530	1,934	756	530	2,690	3,220	(745)	2,475	2,234
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	641	3,314	1,746	405	5,296	5,701	(1,304)	4,397	4,152
Ashland Manor	High Rise	Mar-02	Toledo, OH	1977	189	205	455	363	205	818	1,023	(667)	356	561
Baldwin Oaks	Mid Rise	Oct-99	Parsippany ,NJ	1980	251	746	8,516	1,998	746	10,514	11,260	(6,245)	5,015	12,972
Baldwin Towers	High Rise	Jan-06	Pittsburgh, PA	1983	99	398	5,256	202	398	5,458	5,856	(4,002)	1,854	1,458
Bannock Arms	Garden	Mar-02	Boise, ID	1978	66	275	1,139	571	275	1,710	1,985	(575)	1,410	1,406
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	1,023	15,265	16,548	582	32,254	32,836	(9,118)	23,718	12,520
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,380	7,044	6,599	1,093	13,930	15,023	(3,236)	11,787	4,616
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	230	919	310	230	1,229	1,459	(434)	1,025	1,084
Benjamin Banneker Plaza	Mid Rise	Jan-06	Chester, PA	1976	70	79	3,862	670	79	4,532	4,611	(2,890)	1,721	1,538
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	144	1,152	4,657	2,229	1,152	6,886	8,038	(2,080)	5,958	1,061
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,813	6,411	13,073	1,813	19,484	21,297	(8,817)	12,480	10,648
Blakewood	Garden	Oct-05	Statesboro, GA	1973	42	316	882	373	316	1,255	1,571	(1,085)	486	698
Bloomsburg Towers	Mid Rise	Jan-06	Bloomsburg, PA	1981	75	1	4,128	351	1	4,479	4,480	(2,761)	1,719	1,553
Bolton North	High Rise	Jan-06	Baltimore, MD	1977	209	1,450	6,569	649	1,429	7,239	8,668	(2,347)	6,321	2,438
Burchwood	Garden	Oct-07	Berea, KY	1999	24	253	1,173	551	253	1,724	1,977	(958)	1,019	981
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	505	3,617	3,957	505	7,574	8,079	(2,239)	5,840	—
Cache Creek Apartment Homes	Mid Rise	Jun-04	Clearlake, CA	1986	80	1,545	9,405	494	1,545	9,899	11,444	(2,866)	8,578	2,302
California Square I	High Rise	Jan-06	Louisville, KY	1982	101	154	5,704	523	154	6,227	6,381	(3,600)	2,781	3,499
Campbell Heights	High Rise	Oct-02	Washington, D.C.	1978	171	750	6,719	859	750	7,578	8,328	(3,062)	5,266	15,449
Canterbury Towers	High Rise	Jan-06	Worcester, MA	1976	156	567	4,557	936	567	5,493	6,060	(3,681)	2,379	3,966
Carriage House	Mid Rise	Dec-06	Petersburg, VA	1885	118	847	2,886	3,356	716	6,373	7,089	(1,407)	5,682	2,273
Casa de Las Hermanitas	Garden	Mar-02	Los Angeles, CA	1982	88	1,775	4,606	4,222	1,879	8,724	10,603	(1,118)	9,485	5,081
Castlewood	Garden	Mar-02	Davenport, IA	1980	96	585	2,351	1,443	585	3,794	4,379	(1,497)	2,882	3,503
Cherry Ridge Terrace	Garden	Mar-02	Northern Cambria, PA	1983	62	372	1,490	906	372	2,396	2,768	(852)	1,916	795
City Line	Garden	Mar-02	Newport News, VA	1976	200	500	2,014	7,172	500	9,186	9,686	(2,046)	7,640	4,863
Clisby Towers	Mid Rise	Jan-06	Macon, GA	1980	52	524	1,970	228	524	2,198	2,722	(1,677)	1,045	939
Club, The	Garden	Jan-06	Lexington, NC	1972	87	498	2,128	662	498	2,790	3,288	(1,978)	1,310	303
Coatesville Towers	High Rise	Mar-02	Coatesville, PA	1979	90	500	2,011	693	500	2,704	3,204	(866)	2,338	2,108
Cold Spring Homes	Garden	Oct-07	Cold Springs, KY	2000	30	187	917	1,122	187	2,039	2,226	(1,441)	785	790
Community Circle II	Garden	Jan-06	Cleveland, OH	1975	129	263	4,699	804	263	5,503	5,766	(3,265)	2,501	3,275
Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	390	8,373	4,862	363	13,262	13,625	(8,167)	5,458	5,590
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	452	5,552	3,415	459	8,960	9,419	(3,134)	6,285	5,773
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,841	675	10,557	11,232	(3,837)	7,395	7,312
Country Commons	Garden	Jan-06	Bensalem, PA	1972	352	1,853	17,657	2,308	1,853	19,965	21,818	(10,649)	11,169	4,715
Courtyard	Mid Rise	Jan-06	Cincinnati, OH	1980	137	1,362	4,876	448	1,362	5,324	6,686	(3,126)	3,560	3,830
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	355	4,849	219	355	5,068	5,423	(945)	4,478	3,312

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2009
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(5)	Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Crockett Manor	Garden	Mar-04	Trenton, TN	1982	38	42	1,395	38	42	1,433	1,475	(37)	1,438	978
Cumberland Court	Garden	Jan-06	Harrisburg, PA	1975	108	379	4,040	682	379	4,722	5,101	(3,282)	1,819	1,314
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	100	540	2,178	1,744	540	3,922	4,462	(1,324)	3,138	117
Delhaven Manor	Mid Rise	Mar-02	Jackson, MS	1983	104	575	2,304	1,986	575	4,290	4,865	(1,621)	3,244	3,758
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	139	394	1,718	2,112	(479)	1,633	1,121
Douglas Landing	Garden	Oct-07	Austin, TX	1999	96	11	4,989	22	11	5,011	5,022	—	5,022	4,000
Elmwood	Garden	Jan-06	Athens, AL	1981	80	346	2,643	346	346	2,989	3,335	(1,673)	1,662	1,869
Fairburn And Gordon II	Garden	Jan-06	Atlanta, GA	1969	58	439	1,647	231	439	1,878	2,317	(1,469)	848	98
Fairwood	Garden	Jan-06	Carmichael, CA	1979	86	176	5,264	379	176	5,643	5,819	(3,523)	2,296	2,475
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	440	2,091	2,883	447	4,967	5,414	(511)	4,903	1,155
Fox Run	Garden	Mar-02	Orange, TX	1983	70	420	1,992	1,026	420	3,018	3,438	(928)	2,510	2,563
Foxfire	Garden	Jan-06	Jackson, MI	1975	160	856	6,853	1,423	856	8,276	9,132	(5,247)	3,885	1,803
Franklin Square School Apts	Mid Rise	Jan-06	Baltimore, MD	1888	65	566	3,581	216	566	3,797	4,363	(2,153)	2,210	2,099
Friendset Apartments	High Rise	Jan-06	Brooklyn, NY	1979	259	550	16,825	1,737	550	18,562	19,112	(10,414)	8,698	14,404
Frio	Garden	Jan-06	Pearsall, TX	1980	63	327	2,207	407	327	2,614	2,941	(1,728)	1,213	1,109
Gates Manor	Garden	Mar-04	Clinton, TN	1981	80	266	2,225	881	264	3,108	3,372	(1,195)	2,177	2,411
Gateway Village	Garden	Mar-04	Hillsborough, NC	1980	64	433	1,666	580	515	2,164	2,679	(746)	1,933	2,360
Glens, The	Garden	Jan-06	Rock Hill, SC	1982	88	839	4,135	1,140	839	5,275	6,114	(3,627)	2,487	3,757
Greenbriar	Garden	Jan-06	Indianapolis, IN	1980	121	812	3,272	346	812	3,618	4,430	(2,491)	1,939	1,098
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,010	1,691	241	1,010	1,932	2,942	(678)	2,264	1,515
Hanover Square	High Rise	Jan-06	Baltimore, MD	1980	199	1,656	9,575	425	1,656	10,000	11,656	(6,267)	5,389	5,495
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	475	2,786	1,101	475	3,887	4,362	(1,824)	2,538	200
Hatillo Housing	Mid Rise	Jan-06	Hatillo, PR	1982	64	202	2,875	204	202	3,079	3,281	(1,820)	1,461	1,370
Hemet Estates	Garden	Mar-02	Hemet, CA	1983	80	700	2,802	2,995	420	6,077	6,497	(1,138)	5,359	4,316
Henna Townhomes	Garden	Oct-07	Round Rock, TX	1999	160	1,047	12,893	84	1,047	12,977	14,024	(2,641)	11,383	6,172
Heritage House	Mid Rise	Jan-06	Lewisburg, PA	1982	80	178	3,251	131	178	3,382	3,560	(2,034)	1,526	2,106
Hillside Village	Town Home	Jan-06	Catawissa, PA	1981	50	31	2,643	186	31	2,829	2,860	(1,795)	1,065	1,089
Hilltop	Garden	Jan-06	Duquesne, PA	1975	152	1,271	6,194	722	1,271	6,916	8,187	(5,198)	2,989	2,110
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	438	5,973	3,680	452	9,639	10,091	(1,192)	8,899	9,100
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	335	914	1,883	2,797	(644)	2,153	539
Hudson Terrace	Garden	Jan-06	Hudson, NY	1973	168	647	5,025	584	647	5,609	6,256	(3,813)	2,443	1,044
Indio Gardens	Mid Rise	Oct-06	Indio, CA	1980	151	775	8,759	4,155	775	12,914	13,689	(1,213)	12,476	4,173
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	630	3,137	5,716	630	8,853	9,483	(1,338)	8,145	3,825
Jenny Lind Hall	High Rise	Mar-04	Springfield, MO	1977	78	142	3,684	260	142	3,944	4,086	(358)	3,728	942
JFK Towers	Mid Rise	Jan-06	Durham, NC	1983	177	750	7,970	773	750	8,743	9,493	(4,678)	4,815	5,796
Kephart Plaza	High Rise	Jan-06	Lock Haven, PA	1978	101	609	3,796	462	609	4,258	4,867	(2,987)	1,880	1,488
King Bell Apartments	Garden	Jan-06	Milwaukie, OR	1982	62	204	2,497	193	204	2,690	2,894	(1,451)	1,443	1,631
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,281	9,358	6,398	1,275	15,762	17,037	(1,929)	15,108	16,000
Kubasek Trinity Manor (The Hollows)	High Rise	Jan-06	Yonkers, NY	1981	130	54	8,308	1,788	54	10,096	10,150	(5,033)	5,117	4,749
La Salle	Garden	Oct-00	San Francisco, CA	1976	145	1,841	19,568	16,650	1,866	36,193	38,059	(12,408)	25,651	15,992
La Vista	Garden	Jan-06	Concord, CA	1981	75	565	4,448	4,223	581	8,655	9,236	(909)	8,327	5,499
Lafayette Square	Garden	Jan-06	Camden, SC	1978	72	142	1,875	79	142	1,954	2,096	(1,629)	467	270
Lakeview Arms	Mid Rise	Jan-06	Poughkeepsie, NY	1981	72	111	3,256	288	111	3,544	3,655	(2,182)	1,473	1,790
Landau	Garden	Oct-05	Clinton, SC	1970	80	1,293	1,429	246	1,293	1,675	2,968	(1,675)	1,293	283
Laurelwood	Garden	Jan-06	Morristown, TN	1981	65	75	1,870	179	75	2,049	2,124	(1,275)	849	1,320
Lock Haven Gardens	Garden	Jan-06	Lock Haven, PA	1979	150	1,163	6,045	606	1,163	6,651	7,814	(4,643)	3,171	2,860
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,604	786	650	3,390	4,040	(1,123)	2,917	2,264
Lodge Run	Mid Rise	Jan-06	Portage, PA	1983	31	274	1,211	377	274	1,588	1,862	(1,259)	603	363
Long Meadow	Garden	Jan-06	Cheraw, SC	1973	56	158	1,342	174	158	1,516	1,674	(1,168)	506	198
Loring Towers	High Rise	Oct-02	Minneapolis, MN	1975	230	1,297	7,445	7,587	886	15,443	16,329	(4,248)	12,081	7,387
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	129	14,050	6,414	140	20,453	20,593	(3,664)	16,929	16,177
Lynnhaven	Garden	Mar-04	Durham, NC	1980	75	539	2,159	793	563	2,928	3,491	(652)	2,839	2,787
Michigan Beach	Garden	Oct-07	Chicago, IL	1958	239	2,225	10,797	757	2,225	11,554	13,779	(3,296)	10,483	5,510
Mill Pond	Mid Rise	Jan-06	Taunton, MA	1982	49	80	2,704	311	80	3,015	3,095	(1,655)	1,440	1,301
Miramar Housing	High Rise	Jan-06	Ponce, PR	1983	96	367	5,085	194	367	5,279	5,646	(2,946)	2,700	2,869
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	391	3,859	959	391	4,818	5,209	(2,469)	2,740	3,282
Morrisania II	High Rise	Jan-06	Bronx, NY	1979	203	659	15,783	1,710	659	17,493	18,152	(10,840)	7,312	8,144
Moss Gardens	Mid Rise	Jan-06	Lafayette, LA	1980	114	524	3,818	257	524	4,075	4,599	(3,058)	1,541	1,991
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	888	2,360	5,154	896	7,506	8,402	(1,459)	6,943	2,213
New Vistas I	Garden	Jan-06	Chicago, IL	1925	148	1,448	6,121	380	1,448	6,501	7,949	(5,577)	2,372	1,386
Newberry Park	Garden	Dec-97	Chicago, IL	1985	82	1,380	7,632	459	1,380	8,091	9,471	(2,739)	6,732	7,399
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	487	1,317	1,791	487	3,108	3,595	(1,736)	1,859	608
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,280	14,334	16,403	2,510	30,507	33,017	(14,624)	18,393	19,556
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	500	2,012	525	500	2,537	3,037	(1,339)	1,698	1,599
Oakbrook	Garden	Jan-08	Topeka, KS	1979	170	240	6,200	7	240	6,207	6,447	(2,773)	3,674	2,770
Oakwood Manor	Garden	Mar-04	Milan, TN	1984	34	95	498	27	95	525	620	(96)	524	433
O’Neil	High Rise	Jan-06	Troy, NY	1978	115	88	4,067	791	88	4,858	4,946	(3,278)	1,668	1,353
Orange Village	Garden	Jan-06	Hermitage, PA	1979	81	79	3,406	436	79	3,842	3,921	(2,361)	1,560	1,833
Overbrook Park	Garden	Jan-06	Chillicothe, OH	1981	50	136	2,282	198	136	2,480	2,616	(1,377)	1,239	1,447
Oxford House	Mid Rise	Mar-02	Deactur, IL	1979	156	993	4,164	451	993	4,615	5,608	(1,932)	3,676	2,910
Oxford Terrace IV	Town Home	Oct-07	Indianapolis, IN	1994	48	247	1,410	607	247	2,017	2,264	(1,057)	1,207	1,261
Palm Springs Senior	Garden	Mar-02	Palm Springs, CA	1981	116	—	8,745	3,657	—	12,402	12,402	(1,782)	10,620	6,902
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	621	5,520	893	619	6,415	7,034	(1,254)	5,780	2,331
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	592	1,442	324	592	1,766	2,358	(1,744)	614	434

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2009
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(5)	Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	596	2,965	284	596	3,249	3,845	(2,522)	1,323	437
Park — Joplin Apartments	Garden	Oct-07	Joplin, MO	1974	192	996	8,847	2	996	8,849	9,845	(2,816)	7,029	3,395
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	742	6,327	9,758	705	16,122	16,827	(8,022)	8,805	9,572
Park Vista	Garden	Oct-05	Anaheim, CA	1958	392	6,155	25,929	4,463	6,155	30,392	36,547	(6,356)	30,191	37,757
Parkview	Garden	Mar-02	Sacramento, CA	1980	97	1,041	2,880	7,019	1,145	9,795	10,940	(1,456)	9,484	6,198
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,684	23,257	17,401	3,427	40,915	44,342	(12,211)	32,131	21,927
Patman Switch	Garden	Jan-06	Hughes Springs, TX	1978	82	727	1,382	604	727	1,986	2,713	(1,532)	1,181	1,229
Pavilion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,416	1,265	—	16,681	16,681	(4,111)	12,570	9,230
Peachwood Place	Garden	Oct-07	Waycross, GA	1999	72	163	2,254	—	163	2,254	2,417	(1,317)	1,100	737
Pinebluff Village	Mid Rise	Jan-06	Salisbury, MD	1980	151	1,112	7,177	685	1,112	7,862	8,974	(5,627)	3,347	2,050
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	99	420	1,698	1,234	420	2,932	3,352	(1,229)	2,123	2,001
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,188	2,631	3,502	1,229	6,092	7,321	(1,810)	5,511	3,206
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	624	2,647	1,613	667	4,217	4,884	(1,670)	3,214	2,598
Portner Place	Town Home	Jan-06	Washington, DC	1980	48	697	3,753	92	697	3,845	4,542	(287)	4,255	6,428
Post Street Apartments	High Rise	Jan-06	Yonkers, NY	1930	56	148	3,315	415	148	3,730	3,878	(2,297)	1,581	1,599
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	102	1,071	1,628	102	2,699	2,801	(1,454)	1,347	1,079
Rancho California	Garden	Jan-06	Temecula, CA	1984	55	488	5,462	256	488	5,718	6,206	(2,797)	3,409	4,536
Ridgewood (La Loma)	Garden	Mar-02	Sacramento, CA	1980	75	684	227	7,367	718	7,560	8,278	(910)	7,368	4,650
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	698	2,803	755	698	3,558	4,256	(1,296)	2,960	1,552
River Village	High Rise	Jan-06	Flint, MI	1980	340	1,756	13,877	1,484	1,756	15,361	17,117	(10,068)	7,049	7,370
River’s Edge	Town Home	Jan-06	Greenville, MI	1983	49	311	2,097	283	311	2,380	2,691	(1,643)	1,048	664
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	590	4,932	3,454	598	8,378	8,976	(1,234)	7,742	5,077
Rosedale Court Apartments	Garden	Mar-04	Dawson Springs, KY	1981	40	194	1,177	180	194	1,357	1,551	(548)	1,003	876
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	947	5,134	5,729	934	10,876	11,810	(2,312)	9,498	5,220
Rutherford Park	Town Home	Jan-06	Hummelstown, PA	1981	85	376	4,814	312	376	5,126	5,502	(3,005)	2,497	2,841
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	404	5,770	11,373	234	17,313	17,547	(3,275)	14,272	5,271
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	243	7,110	12,551	438	19,466	19,904	(3,729)	16,175	11,652
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	174	1,650	6,599	2,783	1,650	9,382	11,032	(3,011)	8,021	3,598
Sandy Springs	Garden	Mar-05	Macon, GA	1979	74	366	1,522	1,403	366	2,925	3,291	(1,703)	1,588	1,915
School Street	Mid Rise	Jan-06	Taunton, MA	1920	75	219	4,335	645	219	4,980	5,199	(2,742)	2,457	2,625
Sherman Hills	High Rise	Jan-06	Wilkes-Barre, PA	1976	344	2,039	15,549	1,334	2,039	16,883	18,922	(13,422)	5,500	3,028
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	1,498	19,071	18,283	1,476	37,376	38,852	(13,248)	25,604	17,278
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	663	2,770	4,354	1,352	6,435	7,787	(3,290)	4,497	3,063
Spring Manor	Mid Rise	Jan-06	Holidaysburg, PA	1983	51	608	2,083	425	608	2,508	3,116	(2,168)	948	631
Springfield Villas	Garden	Oct-07	Lockhart, TX	1999	32	—	1,153	9	—	1,162	1,162	—	1,162	855
St. George Villas	Garden	Jan-06	St. George, SC	1984	40	86	1,025	95	86	1,120	1,206	(787)	419	503
Sterling Village	Town Home	Mar-02	San Bernadino, CA	1983	80	549	3,459	2,722	188	6,542	6,730	(1,470)	5,260	4,497
Stonegate Apts	Mid Rise	Jul-09	Indianapolis, IN	1920	52	255	3,610	6	255	3,616	3,871	(733)	3,138	1,918
Stonegate Village	Garden	Oct-00	New Castle, IN	1970	122	313	1,895	1,342	308	3,242	3,550	(1,344)	2,206	284
Sumler Terrace	Garden	Jan-06	Norfolk, VA	1976	126	215	4,400	503	215	4,903	5,118	(3,643)	1,475	1,303
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	382	4,930	288	382	5,218	5,600	(1,103)	4,497	3,303
Suntree	Garden	Jan-06	St. Johns, MI	1980	121	403	6,488	658	403	7,146	7,549	(4,472)	3,077	966
Tabor Towers	Mid Rise	Jan-06	Lewisburg, WV	1979	84	163	3,360	236	163	3,596	3,759	(2,136)	1,623	1,934
Tamarac Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	140	2,775	3,613	363	6,165	6,528	(2,071)	4,457	4,188
Tamarac Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	142	3,195	4,048	266	7,119	7,385	(2,349)	5,036	4,537
Terraces	Mid Rise	Jan-06	Kettering, OH	1979	102	1,561	2,815	634	1,561	3,449	5,010	(2,493)	2,517	2,483
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,775	5,848	6,648	1,997	12,274	14,271	(4,379)	9,892	6,961
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	6,827	12,128	872	18,955	19,827	(3,124)	16,703	8,536
Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,655	1,500	1,150	6,155	7,305	(2,119)	5,186	2,856
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	702	12,201	12,209	702	24,410	25,112	(8,361)	16,751	13,634
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	4,253	21,226	19,594	4,219	40,854	45,073	(5,581)	39,492	20,870
Victory Square	Garden	Mar-02	Canton, OH	1975	81	215	889	550	215	1,439	1,654	(633)	1,021	850
Village Oaks	Mid Rise	Jan-06	Catonsville, MD	1980	181	2,127	5,188	1,775	2,127	6,963	9,090	(4,748)	4,342	4,479
Village of Kaufman	Garden	Mar-05	Kaufman, TX	1981	68	370	1,606	628	370	2,234	2,604	(747)	1,857	1,851
Vintage Crossing	Town Home	Mar-04	Cuthbert, GA	1982	50	188	1,058	553	188	1,611	1,799	(917)	882	1,639
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,521	388	380	1,909	2,289	(693)	1,596	1,446
Vistula Heritage Village	Garden	Oct-08	Toledo, OH	1930	250	1,312	20,635	—	1,312	20,635	21,947	(8,119)	13,828	12,716
Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	—	8,690	476	—	9,166	9,166	(2,407)	6,759	9,147
Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	888	5,608	5,114	826	10,784	11,610	(1,788)	9,822	5,645
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,519	1,025	625	3,544	4,169	(1,368)	2,801	3,109
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	555	11,169	5,854	582	16,996	17,578	(7,665)	9,913	3,888
Westwood Terrace	Mid Rise	Mar-02	Moline, IL	1976	97	720	3,242	586	720	3,828	4,548	(1,237)	3,311	1,652
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	215	938	419	215	1,357	1,572	(567)	1,005	1,003
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	223	3,151	2,550	219	5,705	5,924	(2,054)	3,870	2,260
Wickford	Garden	Mar-04	Henderson, NC	1983	44	247	946	123	247	1,069	1,316	(436)	880	1,423
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	1,010	4,048	674	1,010	4,722	5,732	(1,223)	4,509	4,478
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,680	494	410	2,174	2,584	(723)	1,861	1,875
Willow Wood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	193	1,051	1,033	2,084	(308)	1,776	1,068
Winnsboro Arms	Garden	Jan-06	Winnsboro, SC	1978	60	272	1,697	253	272	1,950	2,222	(1,508)	714	182
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,448	300	7,520	7,820	(1,334)	6,486	3,796
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	41	229	674	41	903	944	(708)	236	443
Woodland	Garden	Jan-06	Spartanburg, SC	1972	100	182	663	1,379	182	2,042	2,224	(491)	1,733	—
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	541	3,875	4,266	321	8,361	8,682	(2,727)	5,955	3,644

Total Affordable Properties:					22,476	127,444	949,906	453,506	126,642	1,404,214	1,530,856	(534,697)	996,159	755,205

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2009
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(5)	Accumulated	Total Cost Net of
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	AD	Encumbrances
Other (4)					—	74	2,470	2,465	2,107	2,902	5,009	(2,490)	2,519	—

Total Continuing Operations					94,357	2,125,927	4,884,110	2,653,370	2,183,927	7,479,480	9,663,407	(2,700,541)	6,962,866	5,547,253

Discontinued Operations:
Conventional Properties:
Fairway	Garden	Jan-00	Plano, TX	1978	256	2,961	5,137	5,788	2,961	10,925	13,886	(5,794)	8,092	8,885
Sienna Bay	Garden	Apr-00	St. Petersburg, FL	1984	276	1,737	9,778	10,702	1,737	20,480	22,217	(10,277)	11,940	10,630
Solana Vista	Garden	Dec-97	Bradenton, FL	1984	200	1,276	7,170	6,872	1,276	14,042	15,318	(5,449)	9,869	7,865
Stoney Brook	Garden	Nov-96	Houston, TX	1972	113	275	1,865	1,931	275	3,796	4,071	(1,215)	2,856	1,797

Total Conventional Properties:					845	6,249	23,950	25,293	6,249	49,243	55,492	(22,735)	32,757	29,177

Other (4)					—	—	—	79	1	78	79	(63)	16	—

Total Discontinued Operations					845	6,249	23,950	25,372	6,250	49,321	55,571	(22,798)	32,773	29,177

Total Continuing and Discontinued Operations					95,202	2,132,176	4,908,060	2,678,742	2,190,177	7,528,801	9,718,978	(2,723,339)	6,995,639	5,576,430

(1)	Date we acquired the property or first consolidated the partnership which owns the property.

(2)	Initial cost includes the tendering costs to acquire the noncontrolling interest share of our consolidated real estate partnerships.

(3)	Costs capitalized subsequent to consolidation includes costs capitalized since acquisition or first consolidation of the partnership/property.

(4)	Other includes land parcels, commercial properties and other related costs.

(5)	The aggregate cost of land and depreciable propertyfor federal income tax purposes was approximately $8.0 billion at December 31, 2009.

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007
Real Estate
Balance at beginning of year	$11,000,496	$12,420,200	$12,011,693
Additions during the year:
Newly consolidated assets and acquisition of limited partnership interests (1)	19,683	31,447	31,572
Acquisitions	—	107,445	233,059
Capital expenditures	275,444	665,233	689,719
Deductions during the year:
Casualty and other write-offs (2)	(43,134)	(130,595)	(24,594)
Sales	(1,533,511)	(2,093,234)	(521,249)

Balance at end of year	$9,718,978	$11,000,496	$12,420,200

Accumulated Depreciation
Balance at beginning of year	$2,814,992	$3,047,211	$2,900,909
Additions during the year:
Depreciation	478,550	497,395	477,725
Newly consolidated assets and acquisition of limited partnership interests (1)	(2,763)	(22,256)	(128,272)
Deductions during the year:
Casualty and other write-offs	(5,200)	(1,838)	(5,280)
Sales	(562,240)	(705,520)	(197,871)

Balance at end of year	$2,723,339	$2,814,992	$3,047,211

(1)	Includes the effect of newly consolidated assets, acquisition of limited partnership interests and related activity.

(2)	Casualty and other write-offs in 2008 include impairments totaling $91.1 million related to our Lincoln Place and Pacific Bay Vistas properties.