Form 10-Q
period 2010-06-30
AIMCO PROPERTIES LP
filed 2010-07-30
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of Partnership Common Units outstanding as of July 28, 2010: 123,021,611

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Real estate:
Buildings and improvements	$7,461,121	$7,326,284
Land	2,179,744	2,161,010

Total real estate	9,640,865	9,487,294
Less accumulated depreciation	(2,830,247)	(2,625,542)

Net real estate ($913,051 and $855,170 related to VIEs)	6,810,618	6,861,752
Cash and cash equivalents ($33,059 and $23,366 related to VIEs)	78,318	81,260
Restricted cash ($58,346 and $56,183 related to VIEs)	211,795	219,255
Accounts receivable, net ($19,782 and $20,766 related to VIEs)	47,192	59,822
Accounts receivable from affiliates, net	13,191	23,744
Deferred financing costs, net	50,272	51,611
Notes receivable from unconsolidated real estate partnerships, net	12,280	14,295
Notes receivable from non-affiliates, net	129,427	125,269
Notes receivable from Aimco	16,797	16,371
Investment in unconsolidated real estate partnerships ($109,463 and $99,460 related to VIEs)	113,418	104,193
Other assets	184,597	185,816
Deferred income tax assets, net	49,943	42,015
Assets held for sale	6,050	136,736

Total assets	$7,723,898	$7,922,139

LIABILITIES AND PARTNERS’ CAPITAL
Property tax-exempt bond financing ($215,236 and $211,691 related to VIEs)	$548,973	$574,926
Property loans payable ($462,363 and $390,601 related to VIEs)	5,010,995	4,884,233
Term loans	25,000	90,000
Other borrowings ($19,733 and $15,665 related to VIEs)	58,943	53,057

Total indebtedness	5,643,911	5,602,216

Accounts payable	27,647	29,819
Accrued liabilities and other ($92,638 and $62,503 related to VIEs)	279,063	286,326
Deferred income	158,402	180,656
Security deposits	35,794	34,855
Liabilities related to assets held for sale	3,276	121,237

Total liabilities	6,148,093	6,255,109

Redeemable preferred units	106,389	116,656

Commitments and contingencies (Note 5)	—	—

Partners’ capital:
Preferred units	660,500	660,500
General Partner and Special Limited Partner	397,335	521,692
Limited Partners	116,038	95,990
High Performance Units	(42,603)	(40,313)
Investment in Aimco Class A Common Stock	(4,509)	(4,621)

Partners’ capital attributable to the Partnership	1,126,761	1,233,248

Noncontrolling interests in consolidated real estate partnerships	342,655	317,126

Total partners’ capital	1,469,416	1,550,374

Total liabilities and partners’ capital	$7,723,898	$7,922,139

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Rental and other property revenues	$285,395	$279,041	$570,622	$559,303
Asset management and tax credit revenues	9,596	12,606	13,853	22,144

Total revenues	294,991	291,647	584,475	581,447

OPERATING EXPENSES:
Property operating expenses	132,946	125,665	271,354	259,149
Investment management expenses	5,141	4,716	8,370	8,506
Depreciation and amortization	108,667	108,437	217,006	212,606
Provision for operating real estate impairment losses	—	1,569	—	2,079
General and administrative expenses	15,184	14,577	26,919	30,837
Other (income) expenses, net	(6,693)	3,748	(3,592)	5,229

Total operating expenses	255,245	258,712	520,057	518,406

Operating income	39,746	32,935	64,418	63,041

Interest income	2,142	2,430	5,576	5,940
Recovery of (provision for) losses on notes receivable, net	148	(1,534)	(278)	(1,685)
Interest expense	(79,499)	(81,771)	(159,294)	(162,068)
Equity in (losses) earnings of unconsolidated real estate partnerships	(7,224)	(1,696)	727	(3,736)
Gain on dispositions of unconsolidated real estate and other, net	4,970	3,463	7,612	14,327

Loss before income taxes and discontinued operations	(39,717)	(46,173)	(81,239)	(84,181)
Income tax benefit	3,598	2,473	7,369	4,949

Loss from continuing operations	(36,119)	(43,700)	(73,870)	(79,232)
Income from discontinued operations, net	26,163	36,279	47,366	39,440

Net loss	(9,956)	(7,421)	(26,504)	(39,792)
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	2,716	(11,692)	(9,418)	(5,411)

Net loss attributable to the Partnership	(7,240)	(19,113)	(35,922)	(45,203)
Net income attributable to the Partnership’s preferred unitholders	(11,811)	(13,223)	(26,426)	(27,458)
Net income attributable to participating securities	(42)	—	—	—

Net loss attributable to the Partnership’s common unitholders	$(19,093)	$(32,336)	$(62,348)	$(72,661)

Earnings (loss) per common unit — basic and diluted (Note 6):
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.30)	$(0.39)	$(0.74)	$(0.72)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.15	0.13	0.24	0.12

Net loss attributable to the Partnership’s common unitholders	$(0.15)	$(0.26)	$(0.50)	$(0.60)

Weighted average common units outstanding, basic and diluted	124,663	124,333	124,521	121,997

Distributions declared per common unit	$0.10	$0.10	$0.10	$0.10

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,504)	$(39,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	217,006	212,606
Gain on dispositions of unconsolidated real estate and other	(7,612)	(14,327)
Discontinued operations	(44,120)	(10,851)
Other adjustments	2,612	21,407
Net changes in operating assets and operating liabilities	(30,419)	(109,642)

Net cash provided by operating activities	110,963	59,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79,023)	(147,337)
Proceeds from dispositions of real estate	107,163	265,937
Purchases of partnership interests and other assets	(3,291)	(2,567)
Originations of notes receivable from unconsolidated real estate partnerships	(733)	(4,111)
Proceeds from repayment of notes receivable	1,650	4,376
Proceeds from sales of interests in unconsolidated real estate partnerships	9,132	12,596
Net increase in cash from consolidation and deconsolidation of entities (Note 2)	13,118	—
Distributions received from Aimco	112	376
Other investing activities	8,341	20,453

Net cash provided by investing activities	56,469	149,723

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	125,491	610,803
Principal repayments on property loans	(124,794)	(682,681)
Principal repayments on tax-exempt bond financing	(31,061)	(70,774)
Payments on term loans	(65,000)	(50,000)
Proceeds from Aimco Class A Common Stock option exercises	1,806	—
Repurchases of preferred units	(7,000)	(4,200)
Payment of distributions to General Partner and Special Limited Partner	(23,446)	(72,540)
Payment of distributions to High Performance Units	(468)	(5,111)
Payment of distributions to Limited Partners	(1,212)	(14,148)
Payment of distributions to preferred units	(29,204)	(29,861)
Payment of distributions to noncontrolling interests	(23,568)	(57,799)
Other financing activities	8,082	(20,375)

Net cash used in financing activities	(170,374)	(396,686)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,942)	(187,562)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,260	299,676

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,318	$112,114

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
NOTE 1 — Organization
AIMCO Properties, L.P., a Delaware limited partnership, or the Partnership, and together with its consolidated subsidiaries was formed on May 16, 1994 to conduct the business of acquiring, redeveloping, leasing, and managing multifamily apartment properties. Our securities include Partnership Common Units, or common OP Units, Partnership Preferred Units, or preferred OP Units, and High Performance Partnership Units, or High Performance Units, which are collectively referred to as “OP Units.” Apartment Investment and Management Company, or Aimco, is the owner of our general partner, AIMCO-GP, Inc., or the General Partner, and special limited partner, AIMCO-LP Trust, or the Special Limited Partner. The General Partner and Special Limited Partner hold common OP Units and are the primary holders of outstanding preferred OP Units. “Limited Partners” refers to individuals or entities that are our limited partners, other than Aimco, the General Partner or the Special Limited Partner, and own common OP Units or preferred OP Units. Generally, after holding the common OP Units for one year, the Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments). Preferred OP Units and High Performance Units may or may not be redeemable based on their respective terms, as provided for in the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., as amended, or the Partnership Agreement.
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
We are focused on the ownership and management of quality apartment communities located in the 20 largest markets in the United States (as measured by total market capitalization, which is the total market value of institutional-grade apartment properties in a particular market). We upgrade the quality of our portfolio through the sale of communities with rents below average market rents and the reinvestment of capital within these 20 target markets through redevelopment and acquisitions. Our apartment properties are generally financed with property-level, non-recourse, long-dated, fixed-rate, amortizing debt.
As of June 30, 2010, we:
•	owned an equity interest in 232 conventional real estate properties with 71,909 units;
•	owned an equity interest in 254 affordable real estate properties with 29,540 units; and
•
provided services for or managed 27,901 units in 331 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund.

Of these properties, we consolidated 230 conventional properties with 70,605 units and 197 affordable properties with 23,901 units. These conventional and affordable properties generated 84% and 16%, respectively, of consolidated property net operating income (as defined in Note 7) during the six months ended June 30, 2010, or 87% and 13%, respectively, after adjustments for our ownership in these properties.
At June 30, 2010, after elimination of units held by consolidated subsidiaries, we had outstanding 123,030,243 common OP Units, 28,076,133 preferred OP Units and 2,339,950 High Performance Units. At June 30, 2010, Aimco owned 117,039,659 of the common OP Units and 24,940,114 of the preferred OP Units.

NOTE 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain 2009 financial statement amounts have been reclassified to conform to the 2010 presentation, including adjustments for discontinued operations, and certain 2009 unit and per unit information has been revised as compared to the amounts reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as further discussed in Note 6.
During the three months ended March 31, 2010, we reduced the investment and noncontrolling interest balances for certain of our consolidated partnerships by $38.7 million related to excess amounts allocated to the investments upon our consolidation of such partnerships. Additionally, during the six months ended June 30, 2010, we reversed approximately $11.2 million of excess equity in losses recognized during 2008 and 2009 related to these partnerships, with a corresponding adjustment to net income attributed to noncontrolling interests in consolidated real estate partnerships. These adjustments had no significant effect on partners’ capital attributed to the Partnership or net income or loss attributable to the Partnership during the affected periods.
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
As a result of our adoption of ASU 2009-17, we concluded we are the primary beneficiary of, and therefore consolidated, approximately 49 previously unconsolidated partnerships. Those partnerships own, or control other entities that own, 31 apartment properties. Our direct and indirect interests in the profits and losses of those partnerships range from less than 1% to 35%, and average approximately 7%. We applied the practicability exception for initial measurement of consolidated VIEs to partnerships that own 13 properties and accordingly recognized the consolidated assets, liabilities and noncontrolling interests at fair value effective January 1, 2010 (refer to the Fair Value Measurements section for further information regarding certain of the fair value amounts recognized upon consolidation). We deconsolidated partnerships that own ten apartment properties in which we hold an average interest of approximately 55%. The initial consolidation and deconsolidation of these partnerships resulted in increases (decreases), net of intercompany eliminations, in amounts included in our consolidated balance sheet as of January 1, 2010, as follows (in thousands):

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

In periods prior to 2009, when consolidated real estate partnerships made cash distributions to partners in excess of the carrying amount of the noncontrolling interest, we generally recorded a charge to earnings equal to the amount of such excess distribution, even though there was no economic effect or cost. Also prior to 2009, we allocated the noncontrolling partners’ share of partnership losses to noncontrolling partners to the extent of the carrying amount of the noncontrolling interest. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, prior to 2009, when a partnership had a deficit in equity, GAAP may have required the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with ASU 2009-17 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we consolidated those partnerships in those periods prior to 2009. In accordance with our prospective transition method for the adoption of ASU 2009-17 related to our consolidation of previously unconsolidated partnerships, we recorded a $37.2 million charge to our partners’ capital, the majority of which was attributed to the cumulative amount of additional losses that we would have recognized had we applied ASU 2009-17 in periods prior to 2009. Substantially all of those losses were attributable to real estate depreciation expense.
Our consolidated statements of operations for the three and six months ended June 30, 2010, include the following amounts for the entities and related real estate properties consolidated as of January 1, 2010, in accordance with ASU 2009-17 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Rental and other property revenues	$8,222	$16,272
Operating expenses	(4,577)	(9,203)
Depreciation and amortization	(2,458)	(4,685)
Other income (expenses)	258	(328)

Operating income	1,445	2,056
Interest income	—	16
Interest expense	(2,258)	(4,423)
Equity in losses of unconsolidated real estate partnerships	(5,787)	(7,005)
Gain on disposition of unconsolidated real estate and other	3,819	5,167

Net loss	(2,781)	(4,189)
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	3,546	4,855

Net income attributable to the Partnership	$765	$666

Our equity in the results of operations of the partnerships and related properties we deconsolidated in connection with our adoption of ASU 2009-17 is included in equity in earnings or losses of unconsolidated real estate partnerships in our consolidated statements of operations for the three and six months ended June 30, 2010. Based on our effective ownership in these entities, these amounts are not significant.
As of June 30, 2010, we were the primary beneficiary of, and therefore consolidated, approximately 143 VIEs, which owned 102 apartment properties with 14,846 units. Real estate with a carrying value of $913.1 million collateralized $677.6 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of June 30, 2010, we also held variable interests in 290 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 343 apartment properties with 21,572 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. The majority of our investments in unconsolidated VIEs, or approximately $92.5 million at June 30, 2010, is held through consolidated tax credit funds that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs is attributed to the noncontrolling interests in the consolidated tax credit funds that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated tax credit funds, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $17.0 million at June 30, 2010, is held through consolidated tax credit funds that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $17.0 million recorded investment in such entities.

In addition to our investments in these unconsolidated VIEs discussed above, at June 30, 2010, we had in aggregate $101.3 million of receivables from these VIEs and we had a contractual obligation to advance funds to certain VIEs totaling $4.1 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
Partners’ Capital (including Noncontrolling Interests)
The following table presents a reconciliation of our December 31, 2009 and June 30, 2010 consolidated partners’ capital accounts:

	Temporary
	capital	Partners’ Capital
			Noncontrolling
		Partners’ capital	interests in
	Redeemable	attributable to the	consolidated real	Total partners’
	preferred units	Partnership	estate partnerships	capital
Balance, December 31, 2009	$116,656	$1,233,248	$317,126	$1,550,374
Contributions	—	—	4,498	4,498
Distributions	(3,376)	(39,194)	(23,568)	(62,762)
Repurchases of common units	—	(942)	—	(942)
Stock option exercises	—	1,806	—	1,806
Repurchases of preferred units	(10,267)	3,000	—	3,000
Stock based compensation cost	—	3,761	—	3,761
Effect of entities newly consolidated	—	—	6,324	6,324
Adjustment of noncontrolling interests related to revision of investment balances	—	—	(38,718)	(38,718)
Cumulative effect of a change in accounting principle	—	(34,130)	67,550	33,420
Change in accumulated other comprehensive loss	—	(1,734)	(272)	(2,006)
Other	—	244	297	541
Net income (loss)	3,376	(39,298)	9,418	(29,880)

Balance, June 30, 2010	$106,389	$1,126,761	$342,655	$1,469,416

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
At June 30, 2010 and December 31, 2009, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $3.6 million and $1.6 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At June 30, 2010, these interest rate swaps had a weighted average term of 10.6 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive income within partners’ capital to the extent of their effectiveness. For the six months ended June 30, 2010 and 2009, we recognized changes in fair value of $2.0 million and $1.7 million, respectively, of which $2.0 million and $2.2 million, respectively, resulted in an adjustment to consolidated partners’ capital. We recognized less than $0.1 million and $0.5 million of ineffectiveness as an adjustment of interest expense during the six months ended June 30, 2010 and 2009, respectively. Our consolidated comprehensive loss for the three and six months ended June 30, 2010, totaled $11.8 million and $28.5 million, respectively, and consolidated comprehensive loss for the three and six months ended June 30, 2009, totaled $5.6 million and $37.6 million, respectively, before the effects of noncontrolling interests. If the forward rates at June 30, 2010 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.5 million of the unrealized losses in accumulated other comprehensive income.

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
As of June 30, 2010 and December 31, 2009, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $307.7 million and $352.7 million. At June 30, 2010, the weighted average fixed receive rate under the total return swaps was 6.8% and the weighted average variable pay rate was 1.0%, based on the applicable SIFMA and 30-day LIBOR rates effective as of that date. Information related to the fair value of these instruments at June 30, 2010 and December 31, 2009, is discussed further below.
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
The table below presents information regarding significant items measured in our consolidated financial statements at fair value on a recurring basis (in thousands):

	Level 2	Level 3
	Interest rate	Total rate of	Changes in fair
	swaps (1)	return swaps (2)	value of debt (3)	Total
Fair value at December 31, 2008	$(2,557)	$(29,495)	$29,495	$(2,557)
Unrealized gains (losses) included in earnings (4)(5)	(440)	(85)	85	(440)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in partners’ capital	2,164	—	—	2,164

Fair value at June 30, 2009	$(833)	$(29,580)	$29,580	$(833)

Fair value at December 31, 2009	$(1,596)	$(24,307)	$24,307	$(1,596)
Unrealized gains (losses) included in earnings (4)(5)	(23)	907	(907)	(23)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in partners’ capital	(2,006)	—	—	(2,006)

Fair value at June 30, 2010	$(3,625)	$(23,400)	$23,400	$(3,625)

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
The table below presents information regarding amounts measured at fair value in our consolidated financial statements on a nonrecurring basis during the six months ended June 30, 2010, all of which were based, in part, on significant unobservable inputs classified within Level 3 of the valuation hierarchy (in thousands):

	Fair value	Total
	measurement	gain (loss)
Real estate (impairments losses) (1)	$29,050	$(6,883)
Real estate (newly consolidated) (2)(3)	117,083	236
Property debt (newly consolidated) (2)(4)	83,890	—

(1)	During the six months ended June 30, 2010, we reduced the carrying amounts of real estate assets classified as held for sale to their estimated fair value, less estimated costs to sell.

(2)
In connection with our adoption of ASU 2009-17 (see preceding discussion of Variable Interest Entities) and reconsideration events during the six months ended June 30, 2010, we consolidated 17 partnerships at fair value. With the exception of such partnerships’ investments in real estate properties and related non-recourse property debt obligations, we determined the carrying amounts of the related assets and liabilities approximated their fair values. The difference between our recorded investments in such partnerships and the fair value of the assets and liabilities recognized in consolidation, resulted in an adjustment of consolidated partners’ capital (allocated between the Partnership and noncontrolling interests) for those partnerships consolidated in connection with our adoption of ASU 2009-17. For the partnerships we consolidated at fair value due to reconsideration events during the six months ended June 30, 2010, the difference between our recorded investments in such partnerships and the fair value of the assets, liabilities and noncontrolling interests recognized upon consolidation resulted in our recognition of a gain, which is included in gain on disposition of unconsolidated real estate and other in our consolidated statement of operations for the six months ended June 30, 2010.

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

We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying amounts at June 30, 2010 and December 31, 2009, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Because of the significance of unobservable inputs to these fair value measurements, we classify them within Level 3 of the fair value hierarchy. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $128.7 million and $126.1 million at June 30, 2010 and December 31, 2009, respectively, as compared to their carrying amounts of $141.7 million and $139.6 million. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.9 billion and $5.7 billion at June 30, 2010 and December 31, 2009, respectively, as compared to aggregate carrying amounts of $5.6 billion. The fair values of our derivative instruments at June 30, 2010 and December 31, 2009, are included in the table presented above.
Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. Approximately $88.4 million of our notes receivable at June 30, 2010, are collateralized by 84 buildings with 1,596 residential units in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversification of the properties that serve as the primary source of repayment of the notes.
At June 30, 2010, we had total rate of return swap positions with two financial institutions totaling $308.0 million. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows. Additionally, the swap agreements with a specific counterparty provide for collateral calls to maintain specified loan-to-value ratios. As of June 30, 2010, we were not required to provide cash collateral pursuant to the total rate of return swaps. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows.
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

NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At June 30, 2010 and December 31, 2009, we had one and 24 properties, with an aggregate of 198 and 3,745 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Real estate, net	$5,725	$133,886
Other assets	325	2,850

Assets held for sale	$6,050	$136,736

Property debt	$3,135	$117,271
Other liabilities	141	3,966

Liabilities related to assets held for sale	$3,276	$121,237

During the six months ended June 30, 2010 and 2009, we sold 23 properties and 29 properties with an aggregate of 3,547 units and 6,597 units, respectively. During the year ended December 31, 2009, we sold 89 consolidated properties with an aggregate of 22,503 units. For the three and six months ended June 30, 2010 and 2009, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold and for properties classified as held for sale as of June 30, 2010.
The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to the Partnership and to noncontrolling interests for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rental and other property revenues	$3,218	$56,872	$10,977	$118,186
Property operating expenses	(1,773)	(29,015)	(5,199)	(61,262)
Depreciation and amortization	(453)	(17,538)	(1,925)	(36,962)
Provision for operating real estate impairment losses	(895)	(17,268)	(8,121)	(13,904)
Other expenses, net	(194)	(3,180)	(1,046)	(5,180)

Operating (loss) income	(97)	(10,129)	(5,314)	878
Interest income	81	46	107	188
Interest expense	(585)	(10,898)	(1,593)	(23,343)

Loss before gain on dispositions of real estate and income tax	(601)	(20,981)	(6,800)	(22,277)
Gain on dispositions of real estate	26,982	57,991	53,321	62,538
Income tax (expense) benefit	(218)	(731)	845	(821)

Income from discontinued operations, net	$26,163	$36,279	$47,366	$39,440

Income from discontinued operations attributable to:
Noncontrolling interests in consolidated real estate partnerships	$(7,107)	$(20,662)	$(17,800)	$(25,182)

The Partnership	$19,056	$15,617	$29,566	$14,258

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $2.6 million and $3.2 million for the three and six months ended June 30, 2010, respectively, and $11.6 million and $11.7 million for the three and six months ended June 30, 2009, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three and six months ended June 30, 2010, we allocated $1.5 million and $2.8 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $1.4 million and $2.6 million, respectively, were treated as a reduction of gain on dispositions of real estate and $0.1 million and $0.2 million, respectively, were treated as an adjustment of impairment losses during the three and six months ended June 30, 2010. In connection with properties sold or classified as held for sale during the three and six months ended June 30, 2009, $3.0 million of goodwill was reflected as a reduction of gain on dispositions of real estate. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.

Gain on Dispositions of Unconsolidated Real Estate and Other
During the three and six months ended June 30, 2010, we recognized $5.0 million and $7.6 million, respectively, of gains on the disposition of interests in unconsolidated real estate partnerships and other. These gains were primarily related to investments held by partnerships we consolidated in accordance with our adoption of ASU 2009-17 (see Note 2) and in which we generally hold a nominal general partner interest. Accordingly, these gains were primarily attributed to noncontrolling interests in consolidated real estate partnerships.
During the three months ended June 30, 2009, we recognized $3.5 million of gains on the disposition of unconsolidated real estate and other, $3.2 million of which related to our disposition of an interest in an unconsolidated real estate partnership. During the six months ended June 30, 2009, we recognized $14.3 million of gains on the disposition of unconsolidated real estate and other. These gains consisted of $8.6 million resulting from our receipt in 2009 of additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership, $3.2 million related to our disposition of an interest in an unconsolidated real estate partnership, and approximately $2.5 million of other gains related to dispositions of interests in unconsolidated real estate partnerships or our equity in gains recognized by unconsolidated real estate partnerships.
NOTE 4 — Other Significant Transactions
Restructuring Costs
During 2009, in connection with the repositioning of our portfolio, we completed organizational restructuring activities that included reductions in workforce and related costs and the abandonment of additional leased corporate facilities and redevelopment projects. During the six months ended June 30, 2010, we reduced our restructuring accruals by $1.2 million and $4.7 million related to payments on unrecoverable lease obligations and severance and personnel related costs, respectively. As of June 30, 2010, the remaining accruals associated with our restructuring activity are $5.7 million for estimated unrecoverable lease obligations, which will be paid over the remaining terms of the affected leases.
NOTE 5 —Commitments and Contingencies
Commitments
In connection with our redevelopment activities, we have commitments of approximately $1.3 million related to construction projects that are expected to be completed during 2010. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $4.1 million in loans on certain properties in West Harlem in New York City. In certain circumstances, the obligor under these notes has the ability to put properties to us, which would result in a cash payment between $30.0 million and $97.5 million and the assumption of approximately $119.0 million in property debt. The ability to exercise the put and the amount of cash payment required upon exercise is dependent upon the achievement of specified thresholds by the current owner of the properties.
In June 2009, Aimco entered into an agreement that allows the holder of its Series A Community Reinvestment Act Preferred Stock, or CRA Preferred Stock, to require Aimco to repurchase a portion of the CRA Preferred Stock at a 30% discount to the liquidation preference. In accordance with this repurchase agreement, in May 2010, Aimco repurchased 20 shares, or $10.0 million in liquidation preference, of CRA Preferred Stock for $7.0 million. Concurrent with this redemption, we repurchased from Aimco an equivalent number of our Series A Community Reinvestment Act Perpetual Preferred Units, or CRA Preferred Units. We reflected the $3.0 million excess of the carrying value over the repurchase price, offset by $0.2 million of issuance costs previously recorded as a reduction of partners’ capital, as a reduction of net income attributable to preferred unitholders for the three and six months ended June 30, 2010.
As of June 30, 2010, Aimco had a remaining potential obligation under this agreement to repurchase up to $20.0 million in liquidation preference of its CRA Preferred Stock. If required, these additional repurchases will be for up to $10.0 million in liquidation preference in May 2011 and 2012. Upon any repurchases required of Aimco under this agreement, we will repurchase from Aimco an equivalent number of our CRA Preferred Units. Based on the holder’s ability to require Aimco to repurchase these amounts and our obligation to purchase from Aimco a corresponding number of our CRA Preferred Units, the $20.0 million in liquidation preference of CRA Preferred Units, or the maximum redemption value of such preferred units, is classified within temporary capital in our consolidated balance sheet at June 30, 2010.

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
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2010, are immaterial to our consolidated financial condition, results of operations and cash flows.
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

NOTE 6 — Earnings (Loss) per Unit
We calculate earnings (loss) per unit based on the weighted average number of common OP Units, participating securities, common OP unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and High Performance Units, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings (loss) per unit data presented below. The following table illustrates the calculation of basic and diluted earnings (loss) per unit for the three and six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(36,119)	$(43,700)	$(73,870)	$(79,232)
Loss from continuing operations attributable to noncontrolling interests	9,823	8,970	8,382	19,771
Income attributable to the Partnerships’ preferred unitholders	(11,811)	(13,223)	(26,426)	(27,458)
Income attributable to participating securities	(42)	—	—	—

Loss from continuing operations attributable to the Partnership’s common unitholders	$(38,149)	$(47,953)	$(91,914)	$(86,919)

Income from discontinued operations	$26,163	$36,279	$47,366	$39,440
Income from discontinued operations attributable to noncontrolling interests	(7,107)	(20,662)	(17,800)	(25,182)

Income from discontinued operations attributable to the Partnership’s common unitholders	$19,056	$15,617	$29,566	$14,258

Net loss	$(9,956)	$(7,421)	$(26,504)	$(39,792)
Loss (income) attributable to noncontrolling interests	2,716	(11,692)	(9,418)	(5,411)
Income attributable to the Partnership’s preferred unitholders	(11,811)	(13,223)	(26,426)	(27,458)
Income attributable to participating securities	(42)	—	—	—

Net loss attributable to the Partnership’s common unitholders	$(19,093)	$(32,336)	$(62,348)	$(72,661)

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	124,663	124,333	124,521	121,997
Effect of dilutive securities:
Dilutive potential common units	—	—	—	—

Denominator for diluted earnings per unit	124,663	124,333	124,521	121,997

Earnings (loss) per common unit:
Basic and diluted earnings (loss) per common unit:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.30)	$(0.39)	$(0.74)	$(0.72)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.15	0.13	0.24	0.12

Net loss attributable to the Partnership’s common unitholders	$(0.15)	$(0.26)	$(0.50)	$(0.60)

As of June 30, 2010 and 2009, the common unit equivalents that could potentially dilute basic earnings per unit in future periods totaled 7.2 million and 10.9 million, respectively. These securities, representing options to purchase shares of Aimco Class A Common Stock, have been excluded from the earnings (loss) per unit computations for the three and six months ended June 30, 2010 and 2009, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Aimco Class A Common Stock and shares of Aimco Class A Common Stock purchased pursuant to officer loans, receive dividends similar to shares of Aimco Class A Common Stock and common OP Units and totaled 0.6 million and 0.9 million at June 30, 2010 and 2009, respectively. The effect of participating securities is reflected in basic and diluted earnings (loss) per unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of redeemable preferred OP Units are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at our option, shares of Aimco Class A Common Stock, and are paid distributions varying from 1.84% to 9.5% per annum per unit, or equal to the dividends paid on Aimco Class A Common Stock based on the conversion terms. As of June 30, 2010, a total of 3.1 million preferred OP Units were outstanding with redemption values of $85.4 million and were potentially redeemable for approximately 4.4 million shares of Aimco Class A Common Stock (based on the period end market price), or cash at our option. We have a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. The potential dilutive effect of these securities would have been antidilutive in the periods presented; however, based on our cash redemption policy, they may also be excluded from future earnings (loss) per unit computations in periods during which their effect is dilutive.
In December 2009, we adopted the provisions of FASB Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, or ASU 2010-01, which are codified in FASB ASC Topic 505. ASU 2010-01 requires that for distributions with components of cash and stock, the portion distributed in stock should be accounted for prospectively as a stock issuance with no retroactive adjustment to basic and diluted earnings per share. In accordance with ASU 2010-01, we retrospectively revised the accounting treatment of our special distribution paid in January 2009, resulting in a 2.4 million reduction in the number of weighted average units outstanding and a $0.02 increase in the loss per unit attributed to the Partnership’s common unitholders for the six months ended June 30, 2009, as compared to the amounts reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.
NOTE 7 — Business Segments
Based on a planned reduction in our transactional activities, during the three months ended March 31, 2010, we reevaluated our reportable segments and determined our investment management reporting unit no longer meets the requirements for a reportable segment. Additionally, to provide more meaningful information regarding our real estate operations, we elected to disaggregate information for the prior real estate segment. Following these changes, we have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and include 232 properties with 71,909 units. Our affordable real estate operations consist of 254 properties with 29,540 units, with rents that are generally paid, in whole or part, by a government agency.
Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance of the business, including: property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; Net Asset Value, which is the estimated fair value of our assets, net of debt; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred unit redemption related gains or losses; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

			Corporate and
	Conventional	Affordable	Amounts Not
	Real Estate	Real Estate	Allocated to
	Operations	Operations (1)	Segments	Total
Three Months Ended June 30, 2010:
Rental and other property revenues (2)	$230,267	$54,268	$860	$285,395
Asset management and tax credit revenues	—	—	9,596	9,596

Total revenues	230,267	54,268	10,456	294,991

Property operating expenses (2)	89,735	26,363	16,848	132,946
Investment management expenses	—	—	5,141	5,141
Depreciation and amortization (2)	—	—	108,667	108,667
General and administrative expenses	—	—	15,184	15,184
Other income, net	—	—	(6,693)	(6,693)

Total operating expenses	89,735	26,363	139,147	255,245

Net operating income (loss)	140,532	27,905	(128,691)	39,746
Other items included in continuing operations	—	—	(75,865)	(75,865)

Income (loss) from continuing operations	$140,532	$27,905	$(204,556)	$(36,119)

Three Months Ended June 30, 2009:
Rental and other property revenues (2)	$229,048	$48,653	$1,340	$279,041
Asset management and tax credit revenues	—	—	12,606	12,606

Total revenues	229,048	48,653	13,946	291,647

Property operating expenses (2)	90,518	22,078	13,069	125,665
Investment management expenses	—	—	4,716	4,716
Depreciation and amortization (2)	—	—	108,437	108,437
Provision for operating real estate impairment losses (2)	—	—	1,569	1,569
General and administrative expenses	—	—	14,577	14,577
Other expenses, net	—	—	3,748	3,748

Total operating expenses	90,518	22,078	146,116	258,712

Net operating income (loss)	138,530	26,575	(132,170)	32,935
Other items included in continuing operations	—	—	(76,635)	(76,635)

Income (loss) from continuing operations	$138,530	$26,575	$(208,805)	$(43,700)

			Corporate and
	Conventional	Affordable	Amounts Not
	Real Estate	Real Estate	Allocated to
	Operations	Operations (1)	Segments	Total
Six Months Ended June 30, 2010:
Rental and other property revenues (2)	$461,075	$107,506	$2,041	$570,622
Asset management and tax credit revenues	—	—	13,853	13,853

Total revenues	461,075	107,506	15,894	584,475

Property operating expenses (2)	186,019	54,121	31,214	271,354
Investment management expenses	—	—	8,370	8,370
Depreciation and amortization (2)	—	—	217,006	217,006
General and administrative expenses	—	—	26,919	26,919
Other income, net	—	—	(3,592)	(3,592)

Total operating expenses	186,019	54,121	279,917	520,057

Net operating income (loss)	275,056	53,385	(264,023)	64,418
Other items included in continuing operations	—	—	(138,288)	(138,288)

Income (loss) from continuing operations	$275,056	$53,385	$(402,311)	$(73,870)

Six Months Ended June 30, 2009:
Rental and other property revenues (2)	$460,918	$95,402	$2,983	$559,303
Asset management and tax credit revenues	—	—	22,144	22,144

Total revenues	460,918	95,402	25,127	581,447

Property operating expenses (2)	183,498	45,959	29,692	259,149
Investment management expenses	—	—	8,506	8,506
Depreciation and amortization (2)	—	—	212,606	212,606
Provision for operating real estate impairment losses (2)	—	—	2,079	2,079
General and administrative expenses	—	—	30,837	30,837
Other expenses, net	—	—	5,229	5,229

Total operating expenses	183,498	45,959	288,949	518,406

Net operating income (loss)	277,420	49,443	(263,822)	63,041
Other items included in continuing operations	—	—	(142,273)	(142,273)

Income (loss) from continuing operations	$277,420	$49,443	$(406,095)	$(79,232)

(1)
Net operating income amounts from our affordable real estate operations for 2010 are not comparable to the 2009 amounts due to our adoption during 2010 of revised accounting guidance regarding consolidation of variable interest entities (see Note 2).

(2)
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

The assets of our reportable segments are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Conventional	$5,973,781	$6,096,911
Affordable	1,220,186	1,133,099
Corporate and other assets	529,931	692,129

Total consolidated assets	$7,723,898	$7,922,139

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding our ability to maintain current or meet projected occupancy, rental rates and property operating results. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of capital markets financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions and dispositions; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to AIMCO Properties, L.P. (which we refer to as the Partnership) and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
We are a limited partnership focused on the ownership and management of quality apartment communities located in the 20 largest markets in the United States (as measured by total market capitalization, which is the total market value of institutional-grade apartment properties in a particular market). We upgrade the quality of our portfolio through the sale of communities with rents below average market rents and the reinvestment of capital within these 20 target markets through redevelopment and acquisitions. Our apartment properties are generally financed with property-level, non-recourse, long-dated, fixed-rate, amortizing debt. We are the operating partnership for Aimco, which is a self-administered and self-managed real estate investment trust, or REIT.
We are one of the country’s largest owners and operators of both conventional and affordable properties. As of June 30, 2010, we owned or managed 817 apartment properties containing 129,350 units located in 43 states, the District of Columbia and Puerto Rico. Our primary sources of income and cash are rents associated with apartment leases.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; Net Asset Value, which is the estimated fair value of our assets, net of debt; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred unit redemption related gains or losses; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; financial coverage ratios; and leverage as shown on our balance sheet. Funds From Operations represents net income (loss), computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Capital Replacements represent capital additions that are deemed to replace the consumed portion of acquired capital assets. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
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
Highlights of our results of operations for the three months ended June 30, 2010 are summarized below:
•	Average daily occupancy for our Conventional Same Store properties remained high at 95.6%.

•
Conventional Same Store revenues for the three months ended June 30, 2010 decreased by 0.4% as compared to the three months ended June 30, 2009. Renewal rates are now positive in all but one market, while new lease rates are positive in several markets for the first time in more than a year.

•
Operating income related to our asset management, tax credit and investment management activities have declined relative to 2009. The market for tax credit syndications remains weak and as a result, during the three months ended June 30, 2010, we decided to not proceed with the syndication of several tax credit projects and wrote-off previously deferred costs associated with these projects.

•
Property sales declined relative to 2009. We expect property sales to continue to decline in the second half of 2010, as property sales completed through July allowed us to fully repay the remainder of our term debt.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.
Results of Operations
Overview
Three and six months ended June 30, 2010 compared to June 30, 2009
We reported net loss attributable to the Partnership of $7.2 million and net loss attributable to the Partnership’s common unitholders of $19.1 million for the three months ended June 30, 2010, compared to net loss attributable to the Partnership of $19.1 million and net loss attributable to the Partnership’s common unitholders of $32.3 million for the three months ended June 30, 2009, decreases in losses of $11.9 million and $13.2 million, respectively.
These decreases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	an increase in other income, primarily attributable to the settlement of certain litigation matters; and
•
a decrease in earnings allocated to noncontrolling interests in consolidated real estate partnerships, primarily due to their share of the decrease in gains on disposition of consolidated real estate properties discussed below.

The effects of these items on our operating results were partially offset by:
•
a decrease in income from discontinued operations, primarily related to the volume of sales in 2010 and the related number of properties included in discontinued operations in 2009 as compared to 2010; and

•	a decrease in operating income related to asset management, tax credit and investment management activities.
For the six months ended June 30, 2010, we reported net loss attributable to the Partnership of $35.9 million and net loss attributable to the Partnership’s common unitholders of $62.3 million, compared to net loss attributable to the Partnership of $45.2 million and net loss attributable to the Partnership’s common unitholders of $72.7 million for the six months ended June 30, 2009, decreases of $9.3 million and $10.4 million, respectively.
These decreases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	an increase in other income, primarily attributable to the settlement of certain litigation matters; and
•	an increase in income from discontinued operations, due primarily to a reduction in depreciation and interest expense.
The effects of these items on our operating results were partially offset by a decrease in operating income related to asset management, tax credit and investment management activities.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Real Estate Operations
Our real estate portfolio is comprised of two business components: conventional real estate operations and affordable real estate operations, which also represent our two reportable segments. Our conventional real estate portfolio consists of market-rate apartments with rents paid by the resident and includes 232 properties with 71,909 units. Our affordable real estate portfolio consists of 254 properties with 29,540 units, with rents that are generally paid, in whole or part, by a government agency. Our conventional and affordable properties contributed 87% and 13%, respectively, of our ownership adjusted property net operating income amounts during the six months ended June 30, 2010.

The following table summarizes the net operating income of our real estate operations, including our conventional and affordable segments, for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rental and other property revenues:
Conventional real estate operations	$230,267	$229,048	$461,075	$460,918
Affordable real estate operations	54,268	48,653	107,506	95,402
Corporate and amounts not allocated	860	1,340	2,041	2,983

Total	285,395	279,041	570,622	559,303

Property operating expenses:
Conventional real estate operations	89,735	90,518	186,019	183,498
Affordable real estate operations	26,363	22,078	54,121	45,959
Corporate and amounts not allocated	16,848	13,069	31,214	29,692

Total	132,946	125,665	271,354	259,149

Real estate operations net operating income:
Conventional real estate operations	140,532	138,530	275,056	277,420
Affordable real estate operations	27,905	26,575	53,385	49,443
Corporate and amounts not allocated	(15,988)	(11,729)	(29,173)	(26,709)

Total	$152,449	$153,376	$299,268	$300,154

For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, our real estate operations net operating income decreased by $0.9 million, or 0.6%, and consisted of an increase in rental and other property revenues of $6.4 million, or 2.3%, and an offsetting increase in property operating expenses of $7.3 million, or 5.8%.
Our conventional segment consists of conventional properties we classify as same store, redevelopment and other conventional properties. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy during the current and prior year comparable period. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, acquisition properties, university housing properties and properties that are not multifamily, such as commercial properties or fitness centers. Our conventional segment’s net operating income increased $2.0 million, or 1.4%, during the three months ended June 30, 2010 as compared to 2009.
Conventional same store net operating income decreased by $0.5 million, primarily due to a $0.7 million reduction in revenues, resulting from lower average rent (approximately $47 per unit), partially offset by an increase of 290 basis points in average physical occupancy. Our conventional same store expenses decreased $0.2 million, partially offsetting the decrease in revenues. Rental rates on new conventional same store leases transacted during the quarter were 2.3% lower than the expiring lease rates, while renewal rates were 1.9% higher than the expiring lease rates. New and renewal lease rates improved throughout the quarter, with June 2010 new lease rates 1.4% lower than the expiring lease rates and renewal rates 2.4% higher than the expiring lease rates. June 2010 new and renewal lease rates also compared favorably to beginning of year new lease rates that were 8.9% lower than the expiring lease rates and renewal rates that were 0.7% lower than the expiring lease rates.
The net operating income of our conventional redevelopment properties increased by $3.5 million, including a $2.5 million increase in revenues resulting from an 11% increase in the number of units in service at these properties relative to 2009 and a $1.0 million decrease in expenses primarily due to a reduction in payroll and marketing expenses.
The net operating income of our conventional other properties decreased by $1.0 million.
The net operating income of our affordable segment, which includes same store and redevelopment properties, increased $1.3 million, or 5.0%, during the three months ended June 30, 2010 as compared to 2009. Revenues and expenses of our affordable properties increased by $5.6 million and $4.3 million, respectively, primarily due to properties we consolidated based on our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 2 to our condensed consolidated financial statements in Item 1). Our June 2010 average month-end occupancy for our affordable same store properties was 97.2%, a decrease of 10 basis points from the comparable month in 2009, while average rent per unit increased 1.6% from $768 to $780 per unit.
For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, our real estate operations net operating income decreased by $0.9 million, or 0.3%, and consisted of an increase in rental and other property revenues of $11.3 million, or 2.0%, and an offsetting increase in property operating expenses of $12.2 million, or 4.7%.
Our conventional segment net operating income decreased $2.4 million, or 0.9%, during the six months ended June 30, 2010 as compared to 2009.

Our conventional same store net operating income decreased $6.6 million. This decrease was attributed to a $4.2 million decrease in revenue, primarily due to lower average rent (approximately $53 per unit) partially offset by an increase of 280 basis points in average physical occupancy, and an increase of $2.4 million in expense, due to increases in payroll, contract services, turnover and repair and maintenance expenses.
Conventional redevelopment net operating income increased by $6.0 million due to a $4.9 million increase in revenues resulting from a 12% increase in the number of units in service at these properties relative to 2009, and a $1.1 million decrease in expense, primarily due to a reduction in utility and marketing expenses.
Our conventional other net operating income decreased by $1.8 million primarily due to increases in expenses, including real estate taxes and snow removal costs.
Our affordable segment net operating income increased $3.9 million, or 8.0%, during the six months ended June 30, 2010 as compared to 2009. Revenues and expenses of our affordable properties increased by $12.1 million and $8.2 million, respectively, primarily due to properties we consolidated based on our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 2 to our condensed consolidated financial statements in Item 1).
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues and expenses and casualty losses, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance. For the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, property management revenues decreased by $0.5 million and $0.9 million, respectively, primarily due to the elimination of revenues related to properties consolidated during 2010 in connection with our adoption of revised accounting guidance regarding consolidation of variable interest entities discussed above. For the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, expenses not allocated to our conventional or affordable segments increased by $3.8 million and $1.5 million, respectively. These increases in expenses were due to $4.1 million and $4.3 million, respectively, of increases in casualty losses, offset by decreases of $0.3 million and $2.8 million, respectively, in property management expenses, resulting primarily from reductions in personnel and related costs attributed to our restructuring activities (see Note 4 to the condensed consolidated financial statements in Item 1).
Asset Management and Tax Credit Revenues
We perform activities and services for consolidated and unconsolidated real estate partnerships, including portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions, dispositions and other transaction activities. Within our owned portfolio, we refer to these activities as “Portfolio Management,” and their benefit is seen in property operating results and in gains on dispositions. For affiliated partnerships, we refer to these activities as asset management, for which we are separately compensated through fees paid by third party investors. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.
Asset management revenue may include certain fees that were earned in a prior period, but not recognized at that time because collectibility was not reasonably assured. Those fees may be recognized in a subsequent period upon occurrence of a transaction or a high level of the probability of occurrence of a transaction, or improvement in operations that generates sufficient cash to pay the fees.
For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, asset management and tax credit revenues decreased $3.0 million. This decrease is attributable to a $1.3 million decrease in disposition and other fees we earn in connection with transactional activities, a $0.9 million decrease in income related to our affordable housing tax credit syndication business, which primarily relates to a reduction in amortization of deferred tax credit income, a $0.5 million decrease in current asset management fees and a $0.3 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures.
For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, asset management and tax credit revenues decreased $8.3 million. This decrease is attributable to a $4.7 million decrease in income related to our affordable housing tax credit syndication business, which includes a $2.4 million write off of syndication fees receivable we determined were uncollectible during 2010 and a $2.1 million decrease in amortization of related tax credit income, primarily related to adjustments in the amount and timing of anticipated cash flows for several tax credit projects. The decrease in revenues also includes a $1.4 million decrease in disposition and other fees we earn in connection with transactional activities, a $1.2 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, and a $1.0 million decrease in current asset management fees, primarily due to the elimination of fees associated with certain partnerships we consolidated during 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 discussing our adoption of revised accounting guidance regarding the consolidation of variable interest entities).

Investment Management Expenses
Investment management expenses consist primarily of the costs of departments that perform asset management and tax credit activities. For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, investment management expenses increased $0.4 million. This increase is primarily due to a $1.7 million increase in expenses, primarily related to our write off of previously deferred costs related to tax credit projects we recently abandoned, partially offset by a $1.2 million reduction in personnel and related costs from our organizational restructurings.
For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, investment management expenses decreased $0.1 million. This decrease is primarily due to a $2.3 million reduction in personnel and related costs from our organizational restructurings, partially offset by a $2.2 million increase in expenses, primarily related to our write off of previously deferred costs related to tax credit projects we recently abandoned.
Depreciation and Amortization
For the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, depreciation and amortization increased $0.2 million, or 0.2%, and $4.4 million, or 2.1%, respectively. These increases primarily relate to completed redevelopments and other capital projects recently placed in service.
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
For the three and six months ended June 30, 2009, we recognized impairment losses of $1.6 million and $2.1 million respectively, related to properties classified as held for use. We recognized no such impairment losses related to properties classified as held for use during the three and six months ended June 30, 2010.
General and Administrative Expenses
For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, general and administrative expenses increased $0.6 million, or 4.2%. This increase is primarily attributable to an increase in personnel and related expenses.
For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, general and administrative expenses decreased $3.9 million, or 12.7%. This decrease is primarily attributable to net reductions in personnel and related expenses associated with our organizational restructuring activity (see Note 4 to the condensed consolidated financial statements in Item 1 for additional information), partially offset by information technology outsourcing costs.
Other (Income) Expenses, Net
Other (income) expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items. For the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, other (income) expenses, net changed favorably by $10.4 million and $8.8 million, respectively. The net favorable changes are primarily attributable to the settlement of certain litigation matters during the 2010 second quarter.
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
For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, interest income decreased $0.3 million, or 11.9%, primarily due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances.
For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, interest income decreased $0.4 million, or 6.1%, primarily due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances.

Recovery of (Provision for) Losses on Notes Receivable, Net
During the three months ended June 30, 2010, we recognized a $0.1 million net recovery of previously recognized provision for losses on notes receivable, as compared to a $1.5 million net provision for losses on notes receivable during the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, we recognized net provisions for losses on notes receivable of $0.3 million and $1.7 million, respectively. The favorable changes in our losses on notes receivable from 2009 to 2010 were primarily due to a $1.4 million provision for losses on a note receivable in 2009, for which we recognized no comparable losses during 2010.
Interest Expense
For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, interest expense, which includes the amortization of deferred financing costs, decreased by $2.3 million, or 2.8%. Interest expense decreased primarily due to a $1.6 million decrease in corporate interest expense, primarily due to a decrease in average corporate borrowings. Property related interest expense decreased by $0.7 million, primarily due to a $1.5 million decrease in prepayment penalties due to fewer refinancings in 2010 as compared to 2009, offset by an increase of $0.8 million of interest expense related to properties newly consolidated in 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 for further discussion of our adoption of ASU 2009-17).
For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, interest expense decreased by $2.8 million, or 1.7%. Interest expense decreased primarily due to a $4.3 million decrease in corporate interest expense, primarily due to a decrease in average corporate borrowings. The decrease in corporate interest expense was offset by a $1.5 million increase in property related interest expense. Property related interest expense increased due to a $2.0 million increase related to properties newly consolidated in 2010 and a $1.1 million increase related to higher average property borrowings resulting primarily from 2009 refinancing activities, partially offset by a $1.3 million decrease in prepayment penalties due to fewer refinancings in 2010 as compared to 2009.
Equity in (Losses) Earnings of Unconsolidated Real Estate Partnerships
Equity in (losses) earnings of unconsolidated real estate partnerships includes our share of net earnings or losses of our unconsolidated real estate partnerships and is primarily driven by depreciation expense in excess of the net operating income recognized by such partnerships.
For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, equity in losses of unconsolidated real estate partnerships increased $5.5 million, primarily due to an increase in equity in losses recognized by certain partnerships we consolidated during 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 for further discussion of our adoption of ASU 2009-17).
For the six months ended June 30, 2010, we recognized net equity in earnings of unconsolidated real estate partnerships of $0.7 million as compared to equity in losses of $3.7 million during the six months ended June 30, 2009. This favorable variance of $4.4 million from 2009 to 2010 was primarily due to our reversal during the three months ended March 31, 2010 of approximately $11.2 million of excess equity in losses recognized during 2008 and 2009, partially offset by an increase in equity in losses recognized by certain partnerships we consolidated during 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 for further discussion of our adoption of ASU 2009-17). These excess losses discussed above were attributed to noncontrolling interests in our consolidated real estate partnerships that hold such investments and, accordingly, this reversal had no significant effect on net income or loss attributable to the Partnership during the affected periods.
Gain on Dispositions of Unconsolidated Real Estate and Other, Net
Gain on dispositions of unconsolidated real estate and other includes our share of gains related to dispositions of real estate by unconsolidated real estate partnerships, gains on disposition of interests in unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities. Changes in the level of gains recognized from period to period reflect the changing level of disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period.
For the three months ended June 30, 2010, compared to the three months ended June 30, 2009, gain on dispositions of unconsolidated real estate and other increased $1.5 million. This increase is primarily attributable to $5.0 million of gains on the disposition of interests in unconsolidated real estate partnerships during the three months ended June 30, 2010 (the majority of which is attributed to noncontrolling interests in the consolidated partnerships that held such investments), partially offset by a $3.2 million gain on sale of an interest in a certain unconsolidated real estate partnership during the three months ended June 30, 2009.

For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, gain on dispositions of unconsolidated real estate and other decreased $6.7 million. This decrease is primarily attributable to $8.6 million of additional proceeds received in 2009 related to our disposition during 2008 of an interest in an unconsolidated real estate partnership, for which there were no comparable gains during 2010.
Income Tax Benefit
In conjunction with Aimco’s UPREIT structure, certain of our operations or a portion thereof, such as property management, asset management and risk management, are conducted through, and certain of our properties are owned by, taxable subsidiaries. Income taxes related to the results of continuing operations of our taxable subsidiaries are included in income tax benefit in our consolidated statements of operations.
For the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, income tax benefit increased by $1.1 million and $2.4 million, respectively, primarily due to increases in losses of our TRS entities.
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
For the three months ended June 30, 2010 and 2009, income from discontinued operations totaled $26.2 million and $36.3 million, respectively. The $10.1 million decrease in income from discontinued operations was principally due to a $26.6 million decrease in gain on dispositions of real estate, net of income taxes, partially offset by a $10.3 million decrease in interest expense and a $10.0 million decrease in operating loss (inclusive of a $16.4 million decrease in real estate impairment losses).
For the six months ended June 30, 2010 and 2009, income from discontinued operations totaled $47.4 million and $39.4 million, respectively. The $8.0 million increase in income from discontinued operations was principally due to a $21.8 million decrease in interest expense, partially offset by a decrease of $6.2 million in operating income (inclusive of a $5.8 million decrease in real estate impairment losses) and a decrease of $3.5 million in gain on dispositions of real estate, net of income taxes.
During the three months ended June 30, 2010, we sold 11 consolidated properties for gross proceeds of $102.2 million and net proceeds of $26.3 million, resulting in a net gain on sale of approximately $26.8 million (which is net of $0.2 million of related income taxes). During the three months ended June 30, 2009, we sold 19 consolidated properties for gross proceeds of $270.8 million and net proceeds of $107.2 million, resulting in a gain on sale of approximately $53.4 million (which is net of $4.6 million of related income taxes).
During the six months ended June 30, 2010, we sold 23 consolidated properties for gross proceeds of $184.8 million and net proceeds of $47.4 million, resulting in a net gain on sale of approximately $54.2 million (which includes $0.9 million of related income taxes). During the six months ended June 30, 2009, we sold 29 consolidated properties for gross proceeds of $353.9 million and net proceeds of $121.8 million, resulting in a gain on sale of approximately $57.7 million (which is net of $4.9 million of related income taxes).
For the three and six months ended June 30, 2010 and 2009, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of June 30, 2010.
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

Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the non-Aimco partners’, or noncontrolling partners’, share of operating results of consolidated real estate partnerships, as well as the noncontrolling partners’ share of property management fees, interest on notes and other amounts that we charge to such partnerships.
For the three months ended June 30, 2010, we allocated net losses of $2.7 million to noncontrolling interests in consolidated real estate partnerships, as compared to $11.7 million of earnings allocated to these noncontrolling interests during the three months ended June 30, 2009, or a favorable variance of $14.4 million. This favorable change was primarily due to a $13.6 million decrease in the noncontrolling interest partners’ share of income from discontinued operations, which decreased primarily due to a reduction in gains on the disposition of real estate from 2009 to 2010. The noncontrolling interest partners’ share of loss from continuing operations increased by $0.8 million from 2009 to 2010, primarily due to an increase in losses allocated to noncontrolling interests related to certain partnerships that were consolidated during 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 for further discussion of our adoption of ASU 2009-17).
For the six months ended June 30, 2010, compared to the six months ended June 30, 2009, net income attributed to noncontrolling interests in consolidated real estate partnerships increased by $4.0 million. This increase was primarily due to an $11.4 million increase in the noncontrolling interest partners’ share of income from continuing operations of our consolidated real estate partnerships, due primarily to a reversal during 2010 of approximately $11.2 million of excess equity in losses recognized during 2009 and 2008, partially offset by an increase in losses allocated to noncontrolling interests related to certain partnerships that were consolidated during 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 for further discussion of our adoption of ASU 2009-17). This increase in noncontrolling interests was partially offset by a $7.4 million decrease in the noncontrolling interest partners’ share of income from discontinued operations, which decreased primarily due to a reduction in gains on the disposition of real estate from 2009 to 2010.
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

Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2010, we recorded no impairment losses related to properties to be held and used, and for the three and six months ended June 30, 2009, we recognized impairment losses of $1.6 million and $2.1 million related to properties to be held and used.
Other assets in our condensed consolidated balance sheet in Item 1 include $69.0 million of goodwill related to our conventional and affordable reportable segments as of June 30, 2010. We annually evaluate impairment of intangible assets using an impairment test that compares the fair value of the reporting units with the carrying amounts, including goodwill. We performed our last impairment analysis during 2009 and concluded no impairment was necessary. We will perform our next impairment analysis during the fourth quarter of 2010 and do not anticipate recognizing an impairment of goodwill in connection with this analysis. As further discussed in Note 3 to the condensed consolidated financial statements in Item 1, we allocate goodwill to real estate properties when they are sold or classified as held for sale, based on the relative fair values of these properties and the retained properties in each reportable segment.
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
During the three months ended June 30, 2010, we recognized a $0.1 million net recovery of previously recognized provision for losses on notes receivable, as compared to a $1.5 million net provision for losses on notes receivable during the three months ended June 30, 2009. During the six months ended June 30, 2010 and 2009, we recorded provisions for losses on notes receivable of $0.3 million and $1.7 million, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

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
For the three months ended June 30, 2010 and 2009, for continuing and discontinued operations, we capitalized $2.6 million and $2.0 million of interest costs, respectively, and $6.1 million and $11.3 million of site payroll and indirect costs, respectively. For the six months ended June 30, 2010 and 2009, for continuing and discontinued operations, we capitalized $5.4 million and $4.3 million of interest costs, respectively, and $12.8 million and $25.1 million of site payroll and indirect costs, respectively. The net increase in interest capitalized from 2009 to 2010 was primarily due to our refinancing of the project financing on a large redevelopment project at a higher interest rate, partially offset by a decrease in the average number of units subject to capital projects. The decrease in the amounts of site payroll and indirect costs capitalized from 2009 to 2010 is primarily due to a reduced level of redevelopment activities.
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
The availability of credit and related effect on the overall economy may have an adverse affect on our liquidity, both through increases in interest rates and credit risk spreads, and access to financing. Currently, base interest rates are at very low levels relative to historical rates and the tightening of the credit markets is showing signs of easing. The availability of property loan financing is increasing as many lenders have reentered the market. For future refinancing activities, our liquidity and cost of funds may be affected by increases in base interest rates or higher credit risk spreads. If timely property financing options are not available for maturing debt, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred units and assets. Based on our net variable rate liabilities, preferred units and assets outstanding at June 30, 2010, we estimate that a 1.0 % increase in 30-day LIBOR with constant credit risk spreads would reduce our income (or increase our loss) attributable to the Partnership’s common unitholders by approximately $0.7 million on an annual basis.

As further discussed in Note 2 to our condensed consolidated financial statements in Item 1, we use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed-rate debt to variable-rates. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of June 30, 2010, we had total rate of return swap positions with two financial institutions with notional amounts totaling $308.0 million. Swaps with notional amounts totaling $278.8 million and $29.2 million have maturity dates in May 2012 and October 2012, respectively. During the three and six months ended June 30, 2010, we received net cash receipts of $7.1 million and $10.8 million, respectively, under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity.
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
The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, certain of our consolidated subsidiaries have an obligation to pay down the debt or provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. The obligation to provide collateral is limited to these subsidiaries and is non-recourse to the Partnership. At June 30, 2010, these subsidiaries were not required to provide cash collateral based on the loan-to-value ratios of the real estate properties serving as collateral under these agreements.
As of June 30, 2010, the amount available under our revolving credit facility was $137.1 million (after giving effect to $42.9 million outstanding for undrawn letters of credit issued under the revolving credit facility). Our total outstanding term loan of $25.0 million at June 30, 2010, was set to mature in the first quarter 2011; however, during July 2010, we repaid the remaining outstanding balance.
At June 30, 2010, we had $78.3 million in cash and cash equivalents, a decrease of $2.9 million from December 31, 2009. At June 30, 2010, we had $211.8 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the six months ended June 30, 2010, our net cash provided by operating activities of $111.0 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities, including amounts related to our organizational restructuring (see Note 4 to the condensed consolidated financial statements in Item 1). Cash provided by operating activities increased $51.6 million compared with the six months ended June 30, 2009, driven primarily by a decrease in payments on operating accounts payable and accrued expenses, including payments related to our restructuring accruals, in 2010 as compared to 2009.
Investing Activities
For the six months ended June 30, 2010, our net cash provided by investing activities of $56.5 million consisted primarily of proceeds from disposition of real estate and a net increase in cash from partnerships consolidated and deconsolidated in connection with our adoption of ASU 2009-17 (see Note 2 to our condensed consolidated financial statements in Item 1), partially offset by capital expenditures.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the six months ended June 30, 2010, we sold 23 consolidated properties for an aggregate sales price of $185.4 million, generating proceeds totaling $177.6 million, after the payment of transaction costs and debt prepayment penalties. The $177.6 million in proceeds is inclusive of debt assumed by buyers. Net cash proceeds from property sales were used primarily to repay property debt and for other corporate purposes.
Capital expenditures totaled $79.0 million during the six months ended June 30, 2010, and consisted primarily of capital improvements and Capital Replacements, and to a lesser extent included spending for redevelopment projects and casualties.

Financing Activities
For the six months ended June 30, 2010, net cash used in financing activities of $170.4 million was primarily attributed to debt principal payments, distributions paid to common and preferred unitholders and distributions to noncontrolling interests. Proceeds from property loans partially offset the cash outflows.
Property Debt
At June 30, 2010 and December 31, 2009, we had $5.6 billion in consolidated property debt outstanding, which included $3.1 million and $117.3 million, respectively, of property debt classified within liabilities related to assets held for sale. During the six months ended June 30, 2010, we refinanced or closed property loans on 11 properties generating $125.5 million of proceeds from borrowings with a weighted average interest rate of 5.54%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $72.6 million. We used these total net proceeds for capital additions and other corporate purposes. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
Term Loan and Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, which we refer to as the Credit Agreement. As of June 30, 2010, the Credit Agreement consisted of aggregate commitments of $205.0 million, comprised of a $25.0 million term loan and $180.0 million of revolving loan commitments. The term loan bears interest at LIBOR plus 1.5% or, at our option, a base rate equal to the prime rate, and was set to mature in March 2011; however, during July 2010, we repaid the remaining outstanding balance. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 4.25% with a LIBOR floor of 2.00% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2011, and may be extended for an additional year, subject to certain conditions, including payment of a 45.0 basis point fee on the total revolving commitments.
At June 30, 2010, the term loan had an outstanding principal balance of $25.0 million and an interest rate of 1.85%. The amount available under the revolving credit facility at June 30, 2010, was $137.1 million (after giving effect to $42.9 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally permitted to be used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges of 1.40:1 and 1.20:1, respectively. For the twelve months ended June 30, 2010, as calculated based on the provisions in our Credit Agreement, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.57:1 and a ratio of earnings to fixed charges of 1.34:1.
Partners’ Capital Transactions
During the six months ended June 30, 2010, we paid cash distributions totaling $29.2 million, $25.1 million and $23.6 million to preferred unitholders, common unitholders and noncontrolling interests in consolidated real estate partnerships, respectively.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
During July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into federal law. The provisions of the Act include new regulations for over-the-counter derivatives and substantially increased regulation and risk of liability for credit rating agencies, all of which could increase our cost of capital. The Act also includes provisions concerning corporate governance and executive compensation which, among other things, require additional executive compensation disclosures and enhanced independence requirements for board compensation committees and related advisors, as well as provide explicit authority for the Securities and Exchange Commission to adopt proxy access, all of which could result in additional expenses in order to maintain compliance. The Act is wide-ranging, and the provisions are broad with significant discretion given to the many and varied agencies tasked with adopting and implementing the Act. The majority of the provisions of the Act do not go into effect immediately and may be adopted and implemented over many months or years. As such, we cannot predict the full impact of the Act on our financial condition or results of operations.

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
We had $536.1 million of floating rate debt and $57.0 million of floating rate preferred units outstanding at June 30, 2010. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($404.9 million), floating rate secured notes ($95.4 million) and a term loan ($25.0 million). At June 30, 2010, we had approximately $431.8 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. The effect of our interest bearing assets would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1990 has averaged 74% of the 30-day LIBOR rate. If the historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (74 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to the Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Partnership’s common unitholders being increased) by $0.2 million and $0.7 million, respectively, on an annual basis.
The estimated aggregate fair value and carrying amount of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.9 billion and $5.6 billion, respectively at June 30, 2010. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $5.9 billion to $5.6 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $5.9 billion to $6.3 billion.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. We did not issue any common OP Units in exchange for shares of Aimco Class A Common stock during the three months ended June 30, 2010.
(c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2010, no common OP Units were redeemed in exchange for Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for the three months ended June 30, 2010.

			Total Number of	Maximum Number
	Total	Average	Units Purchased as	of Units that
	Number	Price	Part of Publicly	May Yet Be
	of Units	Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Unit	Programs (1)	Plans or Programs (2)
April 1 – April 30, 2010	3,047	$18.01	N/A	N/A
May 1 – May 31, 2010	4,561	20.70	N/A	N/A
June 1 – June 30, 2010	8,548	20.64	N/A	N/A

Total	16,156	$20.16

(1)
The terms of our Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of our Partnership Agreement, we have no publicly announced plans or programs of repurchase. However, whenever Aimco repurchases shares of its Class A Common Stock, it is expected that Aimco will fund the repurchase with proceeds from a concurrent repurchase by us of common OP Units held by Aimco at a price per unit that is equal to the price per share paid for its Class A Common Stock.

(2)
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its Class A Common Stock. As of June 30, 2010, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

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

ITEM 6. Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)

10.1
Ninth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of May 14, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, the guarantors and the pledgors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, is incorporated herein by this reference)

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
Senior Vice President and Chief Accounting Officer
Date: July 30, 2010

ITEM 6. Exhibits
Exhibit Index

EXHIBIT NO. (1)
10.1
Ninth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of May 14, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, the guarantors and the pledgors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, is incorporated herein by this reference)

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