Form 10-Q/A
period 2010-06-30
AIMCO PROPERTIES LP
filed 2010-08-16
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of AIMCO Properties, L.P. for the quarter ended June 30, 2010 filed on July 30, 2010 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

ITEM 6. Exhibits

The following exhibits are filed with this report:

EXHIBIT NO. (1)

10.1 *	Ninth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of May 14, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, the guarantors and the pledgors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, is incorporated herein by this reference)

31.1 *	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Agreement Regarding Disclosure of Long-Term Debt Instruments

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

*	Previously filed or furnished with AIMCO Properties, L.P.’s Form 10-Q filed on July 30, 2010.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

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
Senior Vice President and Chief Accounting Officer
Date: August 16, 2010

ITEM 6. Exhibits
Exhibit Index

EXHIBIT NO. (1)

10.1 *	Ninth Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of May 14, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, the guarantors and the pledgors named therein and the lenders party thereto (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, is incorporated herein by this reference)

31.1 *	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 *	Agreement Regarding Disclosure of Long-Term Debt Instruments

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

*	Previously filed or furnished with AIMCO Properties, L.P.’s Form 10-Q filed on July 30, 2010.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”