Form 10-Q
period 2010-09-30
AIMCO PROPERTIES LP
filed 2010-11-01
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The number of Partnership Common Units outstanding as of October 28, 2010: 122,907,406

AIMCO PROPERTIES, L.P.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4. Controls and Procedures	35

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors	36

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

ITEM 6. Exhibits	37

Signatures	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Real estate:
Buildings and improvements	$7,419,643	$7,242,051
Land	2,166,213	2,148,389

Total real estate	9,585,856	9,390,440
Less accumulated depreciation	(2,899,962)	(2,594,544)

Net real estate ($895,736 and $855,170 related to VIEs)	6,685,894	6,795,896
Cash and cash equivalents ($31,444 and $23,366 related to VIEs)	145,062	81,260
Restricted cash ($58,816 and $56,183 related to VIEs)	216,369	218,981
Accounts receivable, net ($18,177 and $20,766 related to VIEs)	48,131	59,822
Accounts receivable from affiliates, net	11,038	23,744
Deferred financing costs, net	49,958	50,807
Notes receivable from unconsolidated real estate partnerships, net	12,427	14,295
Notes receivable from non-affiliates, net	128,381	125,269
Notes receivable from Aimco	17,013	16,371
Investment in unconsolidated real estate partnerships ($74,118 and $99,460 related to VIEs)	78,125	104,193
Other assets	180,518	185,816
Deferred income tax assets, net	55,290	42,015
Assets held for sale	5,179	203,670

Total assets	$7,633,385	$7,922,139

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property tax-exempt bond financing ($217,555 and $211,691 related to VIEs)	$548,502	$574,926
Non-recourse property loans payable ($456,336 and $390,601 related to VIEs)	4,940,829	4,823,165
Term loans	—	90,000
Other borrowings ($18,032 and $15,665 related to VIEs)	53,231	53,057

Total indebtedness	5,542,562	5,541,148

Accounts payable	23,879	29,819
Accrued liabilities and other ($93,880 and $62,503 related to VIEs)	289,429	286,326
Deferred income	152,533	179,433
Security deposits	35,833	34,491
Liabilities related to assets held for sale	6,491	183,892

Total liabilities	6,050,727	6,255,109

Redeemable preferred units	103,537	116,656

Commitments and contingencies (Note 5)	—	—
Partners’ capital:
Preferred units	758,601	660,500
General Partner and Special Limited Partner	339,350	521,692
Limited Partners	126,976	95,990
High Performance Units	(43,421)	(40,313)
Investment in Aimco Class A Common Stock	(4,453)	(4,621)

Partners’ capital attributable to the Partnership	1,177,053	1,233,248)

Noncontrolling interests in consolidated real estate partnerships	302,068	317,126

Total partners’ capital	1,479,121	1,550,374

Total liabilities and partners’ capital	$7,633,385	$7,922,139

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Rental and other property revenues	$282,595	$275,072	$845,620	$827,379
Asset management and tax credit revenues	9,707	10,325	23,560	32,469

Total revenues	292,302	285,397	869,180	859,848

OPERATING EXPENSES:
Property operating expenses	128,174	133,224	395,864	391,021
Investment management expenses	2,609	4,213	10,979	12,719
Depreciation and amortization	107,309	110,290	322,393	321,661
Provision for operating real estate impairment losses	287	66	287	1,635
General and administrative expenses	12,096	12,772	39,015	43,612
Other expenses, net	4,394	7,637	2,097	12,453

Total operating expenses	254,869	268,202	770,635	783,101

Operating income	37,433	17,195	98,545	76,747

Interest income	2,605	2,086	8,185	8,022
(Provision for) recovery of losses on notes receivable, net	(6)	1,233	(284)	(452)
Interest expense	(77,917)	(76,778)	(235,376)	(236,798)
Equity in losses of unconsolidated real estate partnerships	(15,522)	(3,658)	(10,571)	(7,507)
Impairment losses related to unconsolidated real estate partnerships	(131)	(362)	(1,259)	(1,273)
Gain on dispositions of unconsolidated real estate and other	924	2,805	5,440	18,156

Loss before income taxes and discontinued operations	(52,614)	(57,479)	(135,320)	(143,105)
Income tax benefit	4,649	2,725	12,018	7,674

Loss from continuing operations	(47,965)	(54,754)	(123,302)	(135,431)
Income from discontinued operations, net	19,699	45,404	68,532	86,289

Net loss	(28,266)	(9,350)	(54,770)	(49,142)
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	11,213	(19,254)	1,795	(24,665)

Net loss attributable to the Partnership	(17,053)	(28,604)	(52,975)	(73,807)
Net income attributable to the Partnership’s preferred unitholders	(13,492)	(14,731)	(39,918)	(42,189)
Net income attributable to participating securities	(2)	—	—	—

Net loss attributable to the Partnership’s common unitholders	$(30,547)	$(43,335)	$(92,893)	$(115,996)

Earnings (loss) per common unit — basic and diluted (Note 6):
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.36)	$(0.45)	$(1.12)	$(1.17)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.11	0.10	0.37	0.23

Net loss attributable to the Partnership’s common unitholders	$(0.25)	$(0.35)	$(0.75)	$(0.94)

Weighted average common units outstanding, basic and diluted	124,739	124,376	124,601	122,790

Distributions declared per common unit	$0.10	$0.10	$0.20	$0.20

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,770)	$(49,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	322,393	321,661
Gain on dispositions of unconsolidated real estate and other	(5,440)	(18,156)
Discontinued operations	(61,554)	(42,677)
Other adjustments	15,024	16,232
Net changes in operating assets and operating liabilities	(25,484)	(90,547)

Net cash provided by operating activities	190,169	137,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(130,790)	(217,891)
Proceeds from dispositions of real estate	143,719	562,743
Proceeds from sales of interests in and distributions from unconsolidated real estate partnerships	11,792	18,241
Purchases of partnership interests and other assets	(6,782)	(3,954)
Originations of notes receivable from unconsolidated real estate partnerships	(968)	(5,386)
Proceeds from repayment of notes receivable	1,691	4,703
Net increase in cash from consolidation and deconsolidation of entities (Note 2)	13,118	—
Distributions received from Aimco	168	432
Other investing activities	9,745	27,372

Net cash provided by investing activities	41,693	386,260

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	167,367	616,293
Principal repayments on property loans	(177,452)	(844,696)
Principal repayments on tax-exempt bond financing	(35,843)	(122,128)
Payments on term loans	(90,000)	(140,000)
Net borrowings on revolving credit facility	—	15,070
Proceeds from issuance of preferred units	96,110	—
Repurchases of preferred units	(7,000)	(4,200)
Proceeds from Aimco Class A Common Stock option exercises	1,806	—
Payment of distributions to preferred units	(43,816)	(44,544)
Payment of distributions to General Partner and Special Limited Partner	(35,195)	(84,224)
Payment of distributions to Limited Partners	(1,808)	(14,808)
Payment of distributions to High Performance Units	(702)	(5,346)
Payment of distributions to noncontrolling interests	(37,635)	(71,133)
Other financing activities	(3,892)	(16,557)

Net cash used in financing activities	(168,060)	(716,273)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,802	(192,642)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	81,260	299,676

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,062	$107,034

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
Our goal is to provide above average returns with lower volatility. Our business plan to achieve this goal is to:
•
own and operate a broadly diversified portfolio of primarily class “B/B+” assets with properties concentrated in the 20 largest markets in the United States (as measured by total apartment value, which is the total market value of institutional-grade apartment properties in a particular market);

•	improve our portfolio through selling assets with lower projected returns and reinvesting those proceeds through the purchase of new assets or redevelopment of assets in our portfolio; and
•	finance our operations using non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity.
As of September 30, 2010, we:
•	owned an equity interest in 227 conventional real estate properties with 70,844 units;
•	owned an equity interest in 251 affordable real estate properties with 29,097 units; and
•
provided services for or managed 27,357 units in 323 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund.

Of these properties, we consolidated 225 conventional properties with 69,540 units and 194 affordable properties with 23,468 units. These conventional and affordable properties generated 84% and 16%, respectively, of consolidated property net operating income (as defined in Note 7) during the nine months ended September 30, 2010, or 88% and 12%, respectively, after adjustments for our ownership in these properties.
At September 30, 2010, after elimination of units held by consolidated subsidiaries, we had outstanding 122,972,734 common OP Units, 32,007,462 preferred OP Units and 2,339,950 High Performance Units. At September 30, 2010, Aimco owned 117,033,718 of the common OP Units and 28,940,114 of the preferred OP Units.
NOTE 2 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain 2009 financial statement amounts have been reclassified to conform to the 2010 presentation, including adjustments for discontinued operations, and certain 2009 unit and per unit information has been revised as compared to the amounts reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as further discussed in Note 6.
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
During the three months ended September 30, 2010, certain of our consolidated tax credit funds reduced by $9.8 million their December 31, 2009 investment balances related to unconsolidated low income housing tax credit partnerships based on changes in the estimated future tax benefits and residual proceeds. We recognized the equity in losses in our consolidated financial statements during the three months ended September 30, 2010. Substantially all of the equity in losses were attributed to noncontrolling interests in the consolidated tax credit funds that hold such investments and, accordingly, had an insignificant effect on net loss attributable to the Partnership during period.
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

	Consolidation	Deconsolidation
Real estate, net	$144,292	$(86,151)
Cash and cash equivalents and restricted cash	25,047	(7,425)
Accounts and notes receivable	(13,456)	6,002
Investment in unconsolidated real estate partnerships	31,434	11,302
Other assets	4,190	(1,084)

Total assets	$191,507	$(77,356)

Total indebtedness	$131,710	$(56,938)
Accrued and other liabilities	37,504	(15,005)

Total liabilities	169,214	(71,943)

Cumulative effect of a change in accounting principle:
Noncontrolling interests	59,511	(8,501)
The Partnership	(37,218)	3,088

Total partners’ capital	22,293	(5,413)

Total liabilities and partners’ capital	$191,507	$(77,356)

During the three months ended September 30, 2010, we reduced by $16.5 million the investments in unconsolidated real estate partnerships and related noncontrolling interests in consolidated real estate partnerships balances related to certain tax credit funds we consolidated in connection with our adoption of AUS 2009-17. These revisions related to the tax credit funds’ reduction of their December 31, 2009 investment balances related to unconsolidated low income housing tax credit partnerships based on changes in the estimated future tax benefits and residual proceeds. These adjustments had no effect on partners’ capital or net income or loss attributable to the Partnership.
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
Our consolidated statements of operations for the three and nine months ended September 30, 2010, include the following amounts for the entities and related real estate properties consolidated as of January 1, 2010, in accordance with ASU 2009-17 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Rental and other property revenues	$8,097	$24,369
Operating expenses	(4,795)	(13,998)
Depreciation and amortization	(2,750)	(7,435)
Other expenses	(888)	(1,257)

Operating income	(336)	1,679
Interest income	6	22
Interest expense	(2,299)	(6,723)
Equity in losses of unconsolidated real estate partnerships	(4,279)	(8,855)
Gain on disposition of unconsolidated real estate and other	97	2,835

Net loss	(6,811)	(11,042)
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	6,883	11,754

Net income attributable to the Partnership	$72	$712

Our equity in the results of operations of the partnerships and related properties we deconsolidated in connection with our adoption of ASU 2009-17 is included in equity in earnings or losses of unconsolidated real estate partnerships in our consolidated statements of operations for the three and nine months ended September 30, 2010. Based on our effective ownership in these entities, these amounts are not significant.
As of September 30, 2010, we were the primary beneficiary of, and therefore consolidated, approximately 142 VIEs, which owned 101 apartment properties with 14,652 units. Real estate with a carrying value of $895.7 million collateralized $673.9 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of September 30, 2010, we also held variable interests in 284 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 337 apartment properties with 21,215 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. The majority of our investments in unconsolidated VIEs, or approximately $61.9 million at September 30, 2010, are held through consolidated tax credit funds that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated tax credit funds that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated tax credit funds, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $12.2 million at September 30, 2010, is held through consolidated tax credit funds that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $12.2 million recorded investment in such entities.

In addition to our investments in these unconsolidated VIEs discussed above, at September 30, 2010, we had in aggregate $101.4 million of receivables from these VIEs and we had a contractual obligation to advance funds to certain VIEs totaling $4.0 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
Partners’ Capital (including Noncontrolling Interests)
The following table presents a reconciliation of our December 31, 2009 and September 30, 2010 consolidated partners’ capital accounts:

	Temporary
	capital	Partners’ Capital
			Noncontrolling
		Partners’ capital	interests in
	Redeemable	attributable to the	consolidated real	Total partners’
	preferred units	Partnership	estate partnerships	capital
Balance, December 31, 2009	$116,656	$1,233,248	$317,126	$1,550,374
Contributions	—	—	7,422	7,422
Issuance of preferred units	—	94,775	—	94,775
Distributions	(5,057)	(65,292)	(37,635)	(102,927)
Repurchases of common units	—	(1,805)	—	(1,805)
Stock option exercises	—	1,806	—	1,806
Repurchases of preferred units	(11,354)	3,000	—	3,000
Stock based compensation cost	—	5,411	—	5,411
Effect of entities newly consolidated	—	—	6,324	6,324
Effect of changes in ownership for consolidated subsidiaries (1)	—	(1,116)	(724)	(1,840)
Adjustment of noncontrolling interests related to revision of investment balances	—	—	(38,718)	(38,718)
Cumulative effect of a change in accounting principle	—	(34,130)	51,010	16,880
Change in accumulated other comprehensive loss	—	(3,317)	(489)	(3,806)
Other	—	740	(453)	287
Net income (loss)	3,292	(56,267)	(1,795)	(58,062)

Balance, September 30, 2010	$103,537	$1,177,053	$302,068	$1,479,121

(1)
During the three months ended September 30, 2010, we acquired a limited partner’s interest in one of our consolidated real estate partnerships. We recognized the excess of the consideration paid over the carrying amount of the noncontrolling interests as an adjustment of partners’ capital.

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

At September 30, 2010 and December 31, 2009, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $5.4 million and $1.6 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At September 30, 2010, these interest rate swaps had a weighted average term of 10.4 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive income within partners’ capital to the extent of their effectiveness. For the nine months ended September 30, 2010 and 2009, we recognized changes in fair value of $3.8 million and $0.1 million, respectively, of which $3.8 million and $0.6 million, respectively, resulted in an adjustment to consolidated partners’ capital. We recognized less than $0.1 million and $0.5 million of ineffectiveness as an adjustment of interest expense during the nine months ended September 30, 2010 and 2009, respectively. Our consolidated comprehensive loss for the three and nine months ended September 30, 2010, totaled $30.1 million and $58.6 million, respectively, and consolidated comprehensive loss for the three and nine months ended September 30, 2009, totaled $10.9 million and $48.5 million, respectively, before the effects of noncontrolling interests. If the forward rates at September 30, 2010 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.6 million of the unrealized losses in accumulated other comprehensive income. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from a lower effective rate than the underlying variable rates on this debt.
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
As of September 30, 2010 and December 31, 2009, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $307.2 million and $352.7 million. At September 30, 2010, the weighted average fixed receive rate under the total return swaps was 6.8% and the weighted average variable pay rate was 0.9%, based on the applicable SIFMA and LIBOR rates effective as of that date. Information related to the fair value of these instruments at September 30, 2010 and December 31, 2009, is discussed further below.
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

The table below presents information regarding significant items measured in our consolidated financial statements at fair value on a recurring basis (in thousands):

	Level 2	Level 3
	Interest rate	Total rate of	Changes in fair
	swaps (1)	return swaps (2)	value of debt (3)	Total
Fair value at December 31, 2008	$(2,557)	$(29,495)	$29,495	$(2,557)
Unrealized gains (losses) included in earnings (4)(5)	(478)	3,395	(3,395)	(478)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in partners’ capital	607	—	—	607

Fair value at September 30, 2009	$(2,428)	$(26,100)	$26,100	$(2,428)

Fair value at December 31, 2009	$(1,596)	$(24,307)	$24,307	$(1,596)
Unrealized gains (losses) included in earnings (4)(5)	(35)	5,771	(5,771)	(35)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in partners’ capital	(3,806)	—	—	(3,806)

Fair value at September 30, 2010	$(5,437)	$(18,536)	$18,536	$(5,437)

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
The table below presents information regarding amounts measured at fair value in our consolidated financial statements on a nonrecurring basis during the nine months ended September 30, 2010, all of which were based, in part, on significant unobservable inputs classified within Level 3 of the valuation hierarchy (in thousands):

	Fair value	Total
	measurement	gain (loss)
Real estate (impairments losses) (1)	$43,961	$(8,341)
Real estate (newly consolidated) (2)(3)	117,083	1,104
Property debt (newly consolidated) (2)(4)	83,890	—

(1)
During the nine months ended September 30, 2010, we reduced the aggregate carrying amounts of $52.3 million for real estate assets classified as held for sale to their estimated fair value, less estimated costs to sell. These impairment losses recognized generally resulted from a reduction in the estimated holding period for these assets. In periods prior to their classification as held for sale, we evaluated the recoverability of their carrying amounts based on an analysis of the undiscounted cash flows over anticipated expected holding period.

(2)
In connection with our adoption of ASU 2009-17 (see preceding discussion of Variable Interest Entities) and reconsideration events during the nine months ended September 30, 2010, we consolidated 17 partnerships at fair value. With the exception of such partnerships’ investments in real estate properties and related non-recourse property debt obligations, we determined the carrying amounts of the related assets and liabilities approximated their fair values. The difference between our recorded investments in such partnerships and the fair value of the assets and liabilities recognized in consolidation, resulted in an adjustment of consolidated partners’ capital (allocated between the Partnership and noncontrolling interests) for those partnerships consolidated in connection with our adoption of ASU 2009-17. For the partnerships we consolidated at fair value due to reconsideration events during the nine months ended September 30, 2010, the difference between our recorded investments in such partnerships and the fair value of the assets, liabilities and noncontrolling interests recognized upon consolidation resulted in our recognition of a gain, which is included in gain on disposition of unconsolidated real estate and other in our consolidated statement of operations for the nine months ended September 30, 2010.

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
We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying amounts at September 30, 2010 and December 31, 2009, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Because of the significance of unobservable inputs to these fair value measurements, we classify them within Level 3 of the fair value hierarchy. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $128.3 million and $126.1 million at September 30, 2010 and December 31, 2009, respectively, as compared to their carrying amounts of $140.8 million and $139.6 million. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.0 billion and $5.7 billion at September 30, 2010 and December 31, 2009, respectively, as compared to aggregate carrying amounts of $5.5 billion and $5.6 billion, respectively. The fair values of our derivative instruments at September 30, 2010 and December 31, 2009, are included in the table presented above.
Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. Approximately $88.4 million of our notes receivable, or 1.2% of our total assets, at September 30, 2010, are collateralized by 84 buildings with 1,596 residential units in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversification of the properties that serve as the primary source of repayment of the notes.
At September 30, 2010, we had total rate of return swap positions with two financial institutions totaling $307.5 million. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows. Additionally, the swap agreements with a specific counterparty provide for collateral calls to maintain specified loan-to-value ratios. As of September 30, 2010, we were not required to provide cash collateral pursuant to the total rate of return swaps. In the event the values of the real estate properties serving as collateral under these agreements decline, we may be required to provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows.
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures Regarding Credit Quality and the Allowance for Credit Losses, or ASU 2010-20, to address concerns regarding the sufficiency of disclosures regarding credit risk for finance receivables and the related allowance for credit losses. ASU 2010-20 defines finance receivables and requires disclosure of disaggregated information regarding receivables by portfolio segment and class. New disclosures include a detailed description of and changes to the allowance policy, a rollforward of the allowance for credit losses, and information about credit quality indicators we evaluate in assessing receivables, impaired receivables and past-due or nonaccrual financing receivables, including the aging of such receivables. The Partnership’s notes receivable and certain other receivables with contractual maturities in excess of one year will be subject to the revised disclosure guidance. The new disclosures will be phased in for our financial statements for the year ending December 31, 2010 and the quarter ending March 31, 2011. We have not yet determined the effect ASU 2010-20 will have on the disclosures included in our annual and quarterly financial statements.

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
NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At September 30, 2010 and December 31, 2009, we had one and 32 properties, with an aggregate of 164 and 5,212 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Real estate, net	$4,963	$199,743
Other assets	216	3,927

Assets held for sale	$5,179	$203,670

Property debt	$6,447	$178,339
Other liabilities	44	5,553

Liabilities related to assets held for sale	$6,491	$183,892

During the nine months ended September 30, 2010 and 2009, we sold 31 properties and 57 properties with an aggregate of 5,048 units and 13,405 units, respectively. During the year ended December 31, 2009, we sold 89 consolidated properties with an aggregate of 22,503 units. For the three and nine months ended September 30, 2010 and 2009, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold and for properties classified as held for sale as of September 30, 2010.

The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to the Partnership and to noncontrolling interests for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Rental and other property revenues	$2,081	$45,126	$20,654	$170,309
Property operating expenses	(392)	(22,619)	(9,255)	(85,233)
Depreciation and amortization	(734)	(14,521)	(4,581)	(52,718)
Provision for operating real estate impairment losses	(1,142)	(26,298)	(9,263)	(40,712)
Other expenses, net	(720)	(2,266)	(470)	(7,859)

Operating loss	(907)	(20,578)	(2,915)	(16,213)
Interest income	83	85	186	278
Interest expense	(709)	(8,751)	(4,137)	(34,142)

Loss before gain on dispositions of real estate and income tax	(1,533)	(29,244)	(6,866)	(50,077)
Gain on extinguishment of debt	—	259	—	259
Gain on dispositions of real estate	21,043	70,889	74,364	133,428
Income tax benefit	189	3,500	1,034	2,679

Income from discontinued operations, net	$19,699	$45,404	$68,532	$86,289

Income from discontinued operations attributable to:
Noncontrolling interests in consolidated real estate partnerships	$(5,298)	$(32,349)	$(21,900)	$(58,077)

The Partnership	$14,401	$13,055	$46,632	$28,212

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $0.6 million and $3.8 million for the three and nine months ended September 30, 2010, respectively, and $7.6 million and $19.4 million for the three and nine months ended September 30, 2009, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three and nine months ended September 30, 2010, we allocated $0.5 million and $3.3 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $0.3 million and $2.9 million, respectively, were treated as a reduction of gain on dispositions of real estate and $0.2 million and $0.4 million, respectively, were treated as an adjustment of impairment losses during the three and nine months ended September 30, 2010. In connection with properties sold or classified as held for sale during the three and nine months ended September 30, 2009, we allocated $3.5 million and $6.5 million of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.
Gain on Dispositions of Unconsolidated Real Estate and Other
During the three months ended September 30, 2010, we recognized $0.9 million of gains on the disposition of interests in unconsolidated real estate partnerships and other, primarily due to our consolidation during 2010 of several previously unconsolidated real estate partnerships. We consolidated these partnerships at fair value upon our removal of the previous general partner and at the time of consolidation we recognized a gain equal to the difference between the fair value of the net assets and liabilities consolidated and the carrying amount of our investment in these entities.
During the nine months ended September 30, 2010, we recognized $5.4 million of gains on the disposition of interests in unconsolidated real estate partnerships and other. These gains were primarily related to sales of investments held by partnerships we consolidated in accordance with our adoption of ASU 2009-17 (see Note 2) and in which we generally hold a nominal general partner interest. Accordingly, these gains were primarily attributed to noncontrolling interests in consolidated real estate partnerships.

During the three months ended September 30, 2009, we recognized $2.8 million of gains on the disposition of unconsolidated real estate and other, which consisted of a $3.9 million gain from the disposition of our interest in a group purchasing organization, partially offset by losses related to unconsolidated real estate partnerships.
During the nine months ended September 30, 2009, we recognized $18.2 million of gains on the disposition of unconsolidated real estate and other. These gains consisted of $8.6 million resulting from our receipt in 2009 of additional proceeds related to our disposition during 2008 of an interest in an unconsolidated real estate partnership, a $3.9 million gain from the disposition of our interest in a group purchasing organization and approximately $5.7 million of gains related to dispositions of interests in unconsolidated real estate partnerships.
NOTE 4 — Other Significant Transactions
Restructuring Costs
During 2009, in connection with the repositioning of our portfolio, we completed organizational restructuring activities that included reductions in workforce and related costs and the abandonment of additional leased corporate facilities and redevelopment projects. During the nine months ended September 30, 2010, we reduced our restructuring accruals by $1.7 million and $4.7 million related to payments on unrecoverable lease obligations and severance and personnel related costs, respectively. As of September 30, 2010, the remaining accruals associated with our restructuring activity are $5.2 million for estimated unrecoverable lease obligations, which will be paid over the remaining terms of the affected leases.
Preferred Unit Transactions
On September 7, 2010, Aimco issued 4,000,000 shares of its 7.75% Class U Cumulative Preferred Stock, par value $.01 per share, or the Class U Preferred Stock, in an underwritten public offering for a price per share of $24.09 (reflecting a price to the public of $24.86 per share, less an underwriting discount and commissions of $0.77 per share). The offering generated net proceeds of $96.1 million (after deducting underwriting discounts and commissions and estimated transaction expenses). Aimco contributed the net proceeds to us in exchange for 4,000,000 units of our 7.75% Class U Cumulative Preferred Units. We recorded issuance costs of $3.3 million, consisting primarily of underwriting commissions, as an adjustment of partners’ capital attributable to the Partnership within our condensed consolidated balance sheet.
On October 7, 2010, using the net proceeds from the issuance of Class U Preferred Stock supplemented by corporate funds, Aimco redeemed all of the 4,050,000 outstanding shares of its 9.375% Class G Cumulative Preferred Stock, inclusive of 10,000 shares held by a consolidated subsidiary that are eliminated in consolidation. This redemption was for cash at a price equal to $25.00 per share, or $101.3 million in aggregate, plus accumulated and unpaid dividends of $2.2 million. Concurrent with this redemption, we redeemed all of our outstanding Class G Cumulative Preferred Units, 4,040,000 of which were held by Aimco and 10,000 of which were held by a consolidated subsidiary. In connection with the redemption, $4.3 million of issuance costs previously recorded as a reduction of partners’ capital attributable to the Partnership will be reflected as an increase in net income attributable to preferred unitholders for purposes of calculating earnings per unit for the three months and year ending December 31, 2010.
NOTE 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment activities, we have commitments of approximately $0.3 million related to construction projects that are expected to be completed during 2010. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $4.0 million in loans on certain properties in West Harlem in New York City. In certain circumstances, the obligor under these notes has the ability to put properties to us, which would result in a cash payment between $30.6 million and $97.7 million and the assumption of $118.6 million in property debt. The ability to exercise the put and the amount of cash payment required upon exercise is dependent upon the achievement of specified thresholds by the current owner of the properties.
In June 2009, Aimco entered into an agreement that allows the holder of some of its Series A Community Reinvestment Act Preferred Stock, or CRA Preferred Stock, to require Aimco to repurchase a portion of the CRA Preferred Stock at a 30% discount to the liquidation preference. In accordance with this repurchase agreement, in May 2010, Aimco repurchased 20 shares, or $10.0 million in liquidation preference, of CRA Preferred Stock for $7.0 million. Concurrent with this redemption, we repurchased from Aimco an equivalent number of our Series A Community Reinvestment Act Perpetual Preferred Units, or CRA Preferred Units. We reflected the $3.0 million excess of the carrying value over the repurchase price, offset by $0.2 million of issuance costs previously recorded as a reduction of partners’ capital, as a reduction of net income attributable to preferred unitholders for the nine months ended September 30, 2010.

As of September 30, 2010, Aimco had a remaining potential obligation under this agreement to repurchase up to $20.0 million in liquidation preference of its CRA Preferred Stock. If required, these additional repurchases will be for up to $10.0 million in liquidation preference in May 2011 and 2012. Upon any repurchases required of Aimco under this agreement, we will repurchase from Aimco an equivalent number of our CRA Preferred Units. Based on the holder’s ability to require Aimco to repurchase these amounts and our obligation to purchase from Aimco a corresponding number of our CRA Preferred Units, the $20.0 million in liquidation preference of CRA Preferred Units, or the maximum redemption value of such preferred units, is classified within temporary capital in our consolidated balance sheet at September 30, 2010.
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
We have determined that our legal obligations to remove or remediate hazardous substances may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of September 30, 2010, are immaterial to our consolidated financial condition, results of operations and cash flows.

NOTE 6 — Earnings (Loss) per Unit
We calculate earnings (loss) per unit based on the weighted average number of common OP Units, participating securities, common OP unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and High Performance Units, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings (loss) per unit data presented below. The following table illustrates the calculation of basic and diluted earnings (loss) per unit for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per unit):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(47,965)	$(54,754)	$(123,302)	$(135,431)
Loss from continuing operations attributable to noncontrolling interests	16,511	13,095	23,695	33,412
Income attributable to the Partnership’s preferred unitholders	(13,492)	(14,731)	(39,918)	(42,189)
Income attributable to participating securities	(2)	—	—	—

Loss from continuing operations attributable to the Partnership’s common unitholders	$(44,948)	$(56,390)	$(139,525)	$(144,208)

Income from discontinued operations	$19,699	$45,404	$68,532	$86,289
Income from discontinued operations attributable to noncontrolling interests	(5,298)	(32,349)	(21,900)	(58,077)

Income from discontinued operations attributable to the Partnership’s common unitholders	$14,401	$13,055	$46,632	$28,212

Net loss	$(28,266)	$(9,350)	$(54,770)	$(49,142)
Loss (income) attributable to noncontrolling interests	11,213	(19,254)	1,795	(24,665)
Income attributable to the Partnership’s preferred unitholders	(13,492)	(14,731)	(39,918)	(42,189)
Income attributable to participating securities	(2)	—	—	—

Net loss attributable to the Partnership’s common unitholders	$(30,547)	$(43,335)	$(92,893)	$(115,996)

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	124,739	124,376	124,601	122,790
Effect of dilutive securities:
Dilutive potential common units	—	—	—	—

Denominator for diluted earnings per unit	124,739	124,376	124,601	122,790

Earnings (loss) per common unit:
Basic and diluted earnings (loss) per common unit:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.36)	$(0.45)	$(1.12)	$(1.17)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.11	0.10	0.37	0.23

Net loss attributable to the Partnership’s common unitholders	$(0.25)	$(0.35)	$(0.75)	$(0.94)

As of September 30, 2010 and 2009, the common unit equivalents that could potentially dilute basic earnings per unit in future periods totaled 7.2 million and 9.9 million, respectively. These securities, representing options to purchase shares of Aimco Class A Common Stock, have been excluded from the earnings (loss) per unit computations for the three and nine months ended September 30, 2010 and 2009, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Aimco Class A Common Stock and shares of Aimco Class A Common Stock purchased pursuant to officer loans, receive dividends similar to shares of Aimco Class A Common Stock and common OP Units and totaled 0.6 million and 0.9 million at September 30, 2010 and 2009, respectively. The effect of participating securities is reflected in basic and diluted earnings (loss) per unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

Various classes of redeemable preferred OP Units are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at our option, shares of Aimco Class A Common Stock, and are paid distributions varying from 1.84% to 9.5% per annum per unit, or equal to the dividends paid on Aimco Class A Common Stock based on the conversion terms. As of September 30, 2010, a total of 3.1 million preferred OP Units were outstanding with redemption values of $82.7 million and were potentially redeemable for approximately 3.9 million shares of Aimco Class A Common Stock (based on the period end market price), or cash at our option. We have a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. The potential dilutive effect of these securities would have been antidilutive in the periods presented; however, based on our cash redemption policy, they may also be excluded from future earnings (loss) per unit computations in periods during which their effect is dilutive.
In December 2009, we adopted the provisions of FASB Accounting Standards Update 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, or ASU 2010-01, which are codified in FASB ASC Topic 505. ASU 2010-01 requires that for distributions with components of cash and stock, the portion distributed in stock should be accounted for prospectively as a stock issuance with no retroactive adjustment to basic and diluted earnings per share. In accordance with ASU 2010-01, we retrospectively revised the accounting treatment of our special distribution paid in January 2009, resulting in a 1.6 million reduction in the number of weighted average units outstanding and a $0.01 increase in the loss per unit attributed to the Partnership’s common unitholders for the nine months ended September 30, 2009, as compared to the amounts reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.
NOTE 7— Business Segments
Based on a planned reduction in our transactional activities, during the three months ended March 31, 2010, we reevaluated our reportable segments and determined our investment management reporting unit no longer meets the requirements for a reportable segment. Additionally, to provide more meaningful information regarding our real estate operations, we elected to disaggregate information for the prior real estate segment. Following these changes, we have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and include 227 properties with 70,844 units. Our affordable real estate operations consist of 251 properties with 29,097 units, with rents that are generally paid, in whole or part, by a government agency.
Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance of the business, including: property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; Net Asset Value, which is the estimated fair value of our assets, net of debt; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred unit redemption related gains or losses; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. The chief operating decision maker emphasizes net operating income as a key measurement of segment profit or loss. Segment net operating income is generally defined as segment revenues less direct segment operating expenses.

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

			Corporate and
	Conventional	Affordable	Amounts Not
	Real Estate	Real Estate	Allocated to
	Operations	Operations (1)	Segments	Total
Three Months Ended September 30, 2010:
Rental and other property revenues (2)	$228,327	$53,612	$656	$282,595
Asset management and tax credit revenues	—	—	9,707	9,707

Total revenues	228,327	53,612	10,363	292,302

Property operating expenses (2)	88,782	25,479	13,913	128,174
Asset management and tax credit expenses	—	—	2,609	2,609
Depreciation and amortization (2)	—	—	107,309	107,309
Provision for operating real estate impairment losses (2)	—	—	287	287
General and administrative expenses	—	—	12,096	12,096
Other expenses, net	—	—	4,394	4,394

Total operating expenses	88,782	25,479	140,608	254,869

Net operating income (loss)	139,545	28,133	(130,245)	37,433
Other items included in continuing operations	—	—	(85,398)	(85,398)

Income (loss) from continuing operations	$139,545	$28,133	$(215,643)	$(47,965)

Three Months Ended September 30, 2009:
Rental and other property revenues (2)	$227,917	$46,040	$1,115	$275,072
Asset management and tax credit revenues	—	—	10,325	10,325

Total revenues	227,917	46,040	11,440	285,397

Property operating expenses (2)	92,969	23,112	17,143	133,224
Asset management and tax credit expenses	—	—	4,213	4,213
Depreciation and amortization (2)	—	—	110,290	110,290
Provision for operating real estate impairment losses (2)	—	—	66	66
General and administrative expenses	—	—	12,772	12,772
Other expenses, net	—	—	7,637	7,637

Total operating expenses	92,969	23,112	152,121	268,202

Net operating income (loss)	134,948	22,928	(140,681)	17,195
Other items included in continuing operations	—	—	(71,949)	(71,949)

Income (loss) from continuing operations	$134,948	$22,928	$(212,630)	$(54,754)

			Corporate and
	Conventional	Affordable	Amounts Not
	Real Estate	Real Estate	Allocated to
	Operations	Operations (1)	Segments	Total
Nine Months Ended September 30, 2010:
Rental and other property revenues (2)	$683,257	$159,668	$2,695	$845,620
Asset management and tax credit revenues	—	—	23,560	23,560

Total revenues	683,257	159,668	26,255	869,180

Property operating expenses (2)	272,135	78,649	45,080	395,864
Asset management and tax credit expenses	—	—	10,979	10,979
Depreciation and amortization (2)	—	—	322,393	322,393
Provision for operating real estate impairment losses (2)	—	—	287	287
General and administrative expenses	—	—	39,015	39,015
Other expenses, net	—	—	2,097	2,097

Total operating expenses	272,135	78,649	419,851	770,635

Net operating income (loss)	411,122	81,019	(393,596)	98,545
Other items included in continuing operations	—	—	(221,847)	(221,847)

Income (loss) from continuing operations	$411,122	$81,019	$(615,443)	$(123,302)

Nine Months Ended September 30, 2009:
Rental and other property revenues (2)	$682,488	$140,793	$4,098	$827,379
Asset management and tax credit revenues	—	—	32,469	32,469

Total revenues	682,488	140,793	36,567	859,848

Property operating expenses (2)	273,841	68,676	48,504	391,021
Asset management and tax credit expenses	—	—	12,719	12,719
Depreciation and amortization (2)	—	—	321,661	321,661
Provision for operating real estate impairment losses (2)	—	—	1,635	1,635
General and administrative expenses	—	—	43,612	43,612
Other expenses, net	—	—	12,453	12,453

Total operating expenses	273,841	68,676	440,584	783,101

Net operating income (loss)	408,647	72,117	(404,017)	76,747
Other items included in continuing operations	—	—	(212,178)	(212,178)

Income (loss) from continuing operations	$408,647	$72,117	$(616,195)	$(135,431)

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

The assets of our reportable segments are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Conventional	$5,898,194	$6,032,988
Affordable	1,188,134	1,130,089
Corporate and other assets	547,057	759,062

Total consolidated assets	$7,633,385	$7,922,139

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding our ability to maintain current or meet projected occupancy, rental rates and property operating results. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of capital markets financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions and dispositions; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Company” refer to AIMCO Properties, L.P. (which we refer to as the Partnership) and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
Executive Overview
We are the operating partnership for Aimco, which is a self-administered and self-managed real estate investment trust, or REIT. Our goal is to provide above average returns with lower volatility. Our business plan to achieve this goal is to:
•
own and operate a broadly diversified portfolio of primarily class “B/B+” assets with properties concentrated in the 20 largest markets in the United States (as measured by total apartment value, which is the total market value of institutional-grade apartment properties in a particular market);

•	improve our portfolio through selling assets with lower projected returns and reinvesting those proceeds through the purchase of new assets or redevelopment of assets in our portfolio; and
•	finance our operations using non-recourse, long-dated, fixed rate property debt and perpetual preferred equity.
Our owned real estate portfolio includes 227 conventional properties with 70,844 units and 251 affordable properties with 29,097 units. Our conventional and affordable portfolios comprise 88% and 12% of our total property net asset value. For the three months ended September 30, 2010, our conventional portfolio monthly rents averaged $1,044 and provided 62% operating margins. These average rents increased from $1,042 for the three months ended June 30, 2010, which were approximately 101% of local market averages (based on June 30, 2010 market data, the most recent period for which third party data is available). Our diversified portfolio resulted in improved property operating results from 2008 to 2010. After adjustments for discontinued operations, the increase or decrease in net operating income of our total real estate operations, total same store portfolio and conventional same store portfolio during 2008, 2009 and year-to-date September 30, 2010 was as follows:

	Real Estate	Total Same	Conventional
	Operations	Store	Same Store
2008 as compared to 2007	3.9%	3.7%	3.5%
2009 as compared to 2008	-0.5%	-3.3%	-4.2%
Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009	0.9%	-1.0%	-1.4%
Three months ended September 30, 2010 as compared to three months ended September 30, 2009	3.2%	3.0%	2.6%

We continue to work toward simplifying our business, including a de-emphasis on transactional based activity fees and a corresponding reduction in personnel involved in those activities. Income from transactional activities has decreased during the nine months ended September 30, 2010 as compared to 2009, and our offsite costs have been reduced by $13.1 million. Our 2009 and 2010 results are discussed in the Results of Operations section below.
We upgrade the quality of our portfolio through the sale of communities with rents below average market rents. We prefer the redevelopment of select properties in our existing portfolio to ground-up development, as we believe it provides superior risk adjusted returns with lower volatility.
Our leverage strategy focuses on minimizing risk. At September 30, 2010, approximately 85% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt, 15% consisted of perpetual preferred equity, which limits our refunding and re-pricing risk, and we had no outstanding corporate level debt. Our leverage strategy limits refunding risk on our property-level debt, with 2% of our debt maturing in 2011, less than 10% maturing in each of 2012 and 2013, and less than 8% maturing in each of 2014 and 2015, and provides a hedge against increases in interest rates and inflation, with approximately 90% of our property-level debt being fixed-rate. During September 2010, we expanded our credit facility from $180.0 million to $300.0 million, providing additional liquidity for short-term or unexpected cash requirements.
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; Net Asset Value, which is the estimated fair value of our assets, net of debt; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred unit redemption related gains or losses; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Funds From Operations represents net income or loss, computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Capital Replacements represent capital additions that are deemed to replace the consumed portion of acquired capital assets. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
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
Highlights of our results of operations for the three months ended September 30, 2010, are summarized below:
•	Average daily occupancy for our Conventional Same Store properties remained high at 96.0%.
•
Conventional Same Store revenues and expenses for the three months ended September 30, 2010, decreased by 0.1% and 4.2%, respectively, as compared to the three months ended September 30, 2009, resulting in a 2.6% increase in net operating income.

•	Conventional Same Store net operating income for the three months ended September 30, 2010, increased by 1.0% as compared to the three months ended June 30, 2010.
•
Operating income related to our asset management, tax credit and investment management activities have increased slightly relative to 2009, primarily due to reductions in personnel and related costs based on a reduced emphasis on this part of our business.

•
Property sales declined relative to 2009. We expect property sales to continue to decline in the remainder of 2010, as property sales completed through July allowed us to fully repay the remainder of our term debt.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.
Results of Operations
Overview
Three and nine months ended September 30, 2010 compared to September 30, 2009
We reported net loss attributable to the Partnership of $17.1 million and net loss attributable to the Partnership’s common unitholders of $30.5 million for the three months ended September 30, 2010, compared to net loss attributable to the Partnership of $28.6 million and net loss attributable to the Partnership’s common unitholders of $43.3 million for the three months ended September 30, 2009, decreases in losses of $11.5 million and $12.8 million, respectively.
These decreases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	an increase in net operating income of our properties included in continuing operations, reflecting improved operations; and
•
a decrease in earnings allocated to noncontrolling interests in consolidated real estate partnerships, primarily due to their share of the decrease in gains on disposition of consolidated real estate properties discussed below.

The effects of these items on our operating results were partially offset by a decrease in income from discontinued operations, primarily related to a decrease in gains on dispositions of real estate due to a decrease in property sales in 2010 as compared to 2009.
For the nine months ended September 30, 2010, we reported net loss attributable to the Partnership of $53.0 million and net loss attributable to the Partnership’s common unitholders of $92.9 million, compared to net loss attributable to the Partnership of $73.8 million and net loss attributable to the Partnership’s common unitholders of $116.0 million for the nine months ended September 30, 2009, decreases of $20.8 million and $23.1 million, respectively.
These decreases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	an increase in net operating income of our properties included in continuing operations, reflecting improved operations;
•
a decrease in earnings allocated to noncontrolling interests in consolidated real estate partnerships, primarily due to their share of the decrease in gains on disposition of consolidated real estate properties as discussed below; and

•	a decrease in other expenses, primarily attributable to the settlement of certain litigation matters in 2010.
The effects of these items on our operating results were partially offset by:
•	a decrease in income from discontinued operations, primarily related to a decrease in gains on dispositions of real estate due to a decrease in property sales in 2010 as compared to 2009; and
•
a decrease in gain on dispositions of unconsolidated real estate and other, primarily attributable to additional proceeds received in 2009 related to our disposition during 2008 of an interest in an unconsolidated real estate partnership.

The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Real Estate Operations
Our real estate portfolio is comprised of two business components: conventional real estate operations and affordable real estate operations, which also represent our two reportable segments. Our conventional real estate portfolio consists of market-rate apartments with rents paid by the resident and includes 227 properties with 70,844 units. Our affordable real estate portfolio consists of 251 properties with 29,097 units, with rents that are generally paid, in whole or part, by a government agency. Our conventional and affordable properties contributed 88% and 12%, respectively, of our ownership adjusted property net operating income amounts during the nine months ended September 30, 2010.

The following table summarizes the net operating income of our real estate operations, including our conventional and affordable segments, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Rental and other property revenues:
Conventional real estate operations	$228,327	$227,917	$683,257	$682,488
Affordable real estate operations	53,612	46,040	159,668	140,793
Corporate and amounts not allocated	656	1,115	2,695	4,098

Total	282,595	275,072	845,620	827,379

Property operating expenses:
Conventional real estate operations	88,782	92,969	272,135	273,841
Affordable real estate operations	25,479	23,112	78,649	68,676
Corporate and amounts not allocated	13,913	17,143	45,080	48,504

Total	128,174	133,224	395,864	391,021

Real estate operations net operating income:
Conventional real estate operations	139,545	134,948	411,122	408,647
Affordable real estate operations	28,133	22,928	81,019	72,117
Corporate and amounts not allocated	(13,257)	(16,028)	(42,385)	(44,406)

Total	$154,421	$141,848	$449,756	$436,358

For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, our real estate operations net operating income increased by $12.6 million, or 8.9%, and consisted of an increase in rental and other property revenues of $7.5 million, or 2.7%, and a decrease in property operating expenses of $5.1 million, or 3.8%.
Our conventional segment consists of conventional properties we classify as same store, redevelopment and other conventional properties. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy during the current and prior year comparable period. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, acquisition properties, university housing properties and properties that are not multifamily, such as commercial properties or fitness centers. Our conventional segment’s net operating income increased $4.6 million, or 3.4%, during the three months ended September 30, 2010 as compared to 2009.
Conventional same store net operating income increased by $3.2 million, primarily due to a reduction in previously estimated real estate tax obligations resulting from successful appeals settled during the period, and decreases in marketing expenses. This overall decrease in expenses was partially offset by a decrease in our conventional same store revenues of $0.2 million, resulting from lower average rent (approximately $26 per unit), partially offset by an increase of 120 basis points in average physical occupancy and higher utility reimbursement and miscellaneous income. Rental rates on new leases transacted during the three months ended September 30, 2010, were 1.4% lower than expiring lease rates, while renewal rates were 1.5% higher than expiring lease rates.
The net operating income of our conventional redevelopment properties increased by $1.0 million, due to a $0.8 million increase in revenues resulting from a 6% increase in the number of units in service at these properties relative to 2009 and a $0.2 million decrease in expenses.
The net operating income of our conventional other properties increased by $0.4 million, primarily due to decreases in real estate taxes.
The net operating income of our affordable segment, which includes same store and redevelopment properties, increased $5.2 million, or 22.7%, during the three months ended September 30, 2010 as compared to 2009. Revenues and expenses of our affordable properties increased by $7.6 million and $2.4 million, respectively, primarily due to properties we consolidated based on our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 2 to our condensed consolidated financial statements in Item 1). Our other affordable properties’ revenues increased by $1.5 million, due to increases in average rent and occupancy. For the three months ended September 30, 2010, average month-end occupancy for our affordable properties was 97.4%, an increase of 60 basis points as compared to the three months ended September 30, 2009, while average rent per unit increased 2.7% from $773 to $794 per unit.

For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, our real estate operations net operating income increased by $13.4 million, or 3.1%, and consisted of an increase in rental and other property revenues of $18.2 million, or 2.2%, and an offsetting increase in property operating expenses of $4.8 million, or 1.2%.
Our conventional segment net operating income increased $2.5 million, or 0.6%, during the nine months ended September 30, 2010 as compared to 2009.
Our conventional same store net operating income decreased $1.3 million. This decrease was attributed to a $3.0 million decrease in revenue, primarily due to lower average rent (approximately $43 per unit), partially offset by an increase of 230 basis points in average physical occupancy and higher utility reimbursement and miscellaneous income. The decrease in revenue was partially offset by a $1.7 million decrease in expense, primarily due to a reduction in previously estimated real estate tax obligations resulting from successful appeals settled during the period, and decreases in marketing expenses.
Conventional redevelopment net operating income increased by $5.1 million, due to a $4.4 million increase in revenues resulting from a 13% increase in the number of units in service at these properties relative to 2009, and a $0.7 million decrease in expense, primarily due to a reductions in marketing expenses as the occupancy at these properties increased.
Our conventional other net operating income decreased by $1.3 million primarily due to decreases in revenues, a result of fewer units in service at certain properties that incurred casualty losses, and increases in expenses.
Our affordable segment net operating income increased $8.9 million, or 12.3%, during the nine months ended September 30, 2010 as compared to 2009. Revenues and expenses of our affordable properties increased by $18.9 million and $10.0 million, respectively, $15.5 million and $9.3 million of which was due to properties we consolidated based on our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 2 to our condensed consolidated financial statements in Item 1). Revenues of our other affordable properties increased by $3.4 million, primarily due to a $21 per unit increase in average rent.
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues and expenses and casualty losses, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance. For the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, property management revenues decreased by $0.5 million and $1.4 million, respectively, primarily due to the elimination of revenues related to properties consolidated during 2010 in connection with our adoption of revised accounting guidance regarding consolidation of variable interest entities discussed above. For the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, expenses not allocated to our conventional or affordable segments decreased by $3.2 million and $3.4 million, respectively. Casualty losses decreased by $1.7 million during the three months ended September 30, 2010, as compared to 2009, whereas casualty losses increased by $0.8 million during the nine months ended September 30, 2010, as compared to 2009. Property management expenses decreased by $1.5 million and $4.3 million, respectively, during the three and nine months ended September 30, 2010, as compared to 2009, primarily due to reductions in personnel and related costs attributed to our restructuring activities (see Note 4 to the condensed consolidated financial statements in Item 1).
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
For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, asset management and tax credit revenues decreased $0.6 million. This decrease is attributable to a $1.8 million decrease in disposition and other fees we earn in connection with transactional activities, a $0.7 million decrease in income related to our affordable housing tax credit syndication business, which primarily relates to a reduction in amortization of deferred tax credit income, and a $0.5 million decrease in current asset management fees, partially offset by a $2.4 million increase in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures.

For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, asset management and tax credit revenues decreased $8.9 million. This decrease is attributable to a $5.3 million decrease in income related to our affordable housing tax credit syndication business, which includes a $2.5 million write off of syndication fees receivable we determined were uncollectible during 2010 and a $2.8 million decrease in amortization of related tax credit income, primarily related to adjustments in the amount and timing of anticipated cash flows for several tax credit projects. The decrease in revenues also includes a $3.2 million decrease in disposition and other fees we earn in connection with transactional activities and a $1.6 million decrease in current asset management fees, primarily due to the elimination of fees associated with certain partnerships we consolidated during 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 discussing our adoption of revised accounting guidance regarding the consolidation of variable interest entities), partially offset by a $1.2 million increase in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel that perform asset management and tax credit activities. For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, investment management expenses decreased $1.6 million. This decrease is primarily due to a $1.3 million reduction in personnel and related costs from our organizational restructurings.
For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, investment management expenses decreased $1.7 million. This decrease is primarily due to a $4.0 million reduction in personnel and related costs from our organizational restructurings, offset by a $2.3 million increase in expenses, primarily related to our write off of previously deferred costs related to tax credit projects we recently abandoned.
Depreciation and Amortization
For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, depreciation and amortization decreased $3.0 million, or 2.7%. This decrease was primarily due to depreciation adjustments recognized in 2009 to reduce the carrying amount of certain properties. This decrease was partially offset by an increase in depreciation related to properties we consolidated during 2010 based on our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 2 to our condensed consolidated financial statements in Item 1).
For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, depreciation and amortization increased $0.7 million, or 0.2%. This increase was primarily related to completed redevelopments and other capital projects recently placed in service and properties we consolidated during 2010 as discussed above. These increases were partially offset by depreciation adjustments recognized in 2009 to reduce the carrying amount of certain properties.
General and Administrative Expenses
For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, general and administrative expenses decreased $0.7 million, or 5.3%, and for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, general and administrative expenses decreased $4.6 million, or 10.5%. These decreases are primarily attributable to net reductions in personnel and related expenses, partially offset by an increase in information technology outsourcing costs.
In connection with our organizational restructuring activities discussed in Note 4 to the condensed consolidated financial statements in Item 1, we have reduced our total offsite costs, which include costs reported in general and administrative expenses and property operating expenses, by 14% during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, other expenses, net decreased by $3.2 million, primarily due to $2.8 million of restructuring costs incurred during 2009 for which there were no comparable costs during 2010 (see Note 4 to the condensed consolidated financial statements in Item 1 for additional information).
For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, other expenses, net changed favorably by $10.4 million, primarily attributable to the settlement of certain litigation matters in 2010 and restructuring costs incurred during 2009 for which there were no comparable costs during 2010.

Interest Expense
For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, interest expense, which includes the amortization of deferred financing costs, increased by $1.1 million, or 1.5%. Property related interest expense increased by $3.4 million, primarily due to a $1.5 million increase related to properties newly consolidated in 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 for further discussion of our adoption of ASU 2009-17) and an increase in interest related to properties refinanced with higher average rates, partially offset by lower average outstanding balances. The increase in property related interest expense was partially offset by a $2.3 million decrease in corporate interest expense, primarily due to a decrease in the average outstanding balance on our term loan, which was repaid during July 2010.
For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, interest expense decreased by $1.4 million, or 0.6%. Interest expense decreased due to a $6.5 million decrease in corporate interest expense, primarily due to a decrease in the average outstanding balance on our term loan, which was repaid during July 2010. The decrease in corporate interest expense was offset by a $5.1 million increase in property related interest expense. Property related interest expense increased by $3.3 million due to properties newly consolidated in 2010 and $1.8 million due to properties refinanced with higher average rates, partially offset by lower average outstanding balances.
The increases in property interest expense discussed above are a consequence of our aforementioned leverage strategy, which focuses on limiting our refunding and re-pricing risk. Pursuant to this strategy, during 2010 we capitalized on historically low interest rates by refinancing properties with low variable interest rates and near term maturities with long-dated, fixed-rate debt. These refinancing transactions eliminated maturity and re-pricing risk from our balance sheet and the long-term fixed-rates will hedge against inflation.
Equity in (Losses) Earnings of Unconsolidated Real Estate Partnerships
Equity in (losses) earnings of unconsolidated real estate partnerships includes our share of net earnings or losses of our unconsolidated real estate partnerships, and may include impairment losses, gains or losses on the disposition of real estate assets or depreciation expense which generally exceeds the net operating income recognized by such unconsolidated partnerships.
For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, equity in losses of unconsolidated real estate partnerships increased $11.9 million. During the three months ended September 30, 2010, certain of our consolidated tax credit funds reduced by $9.8 million their December 31, 2009 investment balances related to unconsolidated low income housing tax credit partnerships based on changes in the estimated future tax benefits and residual proceeds. We recognized the equity in losses in our consolidated financial statements during the three months ended September 30, 2010. Substantially all of the equity in losses were attributed to noncontrolling interests in the consolidated tax credit funds that hold such investments and, accordingly, had an insignificant effect on net loss attributable to the Partnership during period. The remainder of the increase in equity in losses related primarily to losses recognized by certain partnerships we consolidated during 2010 (see Note 2 to our condensed consolidated financial statements in Item 1 for further discussion of our adoption of ASU 2009-17) for which no comparable losses were recognized in 2009.
For the nine months ended September 30, 2010, equity in losses of unconsolidated real estate partnerships increased $3.1 million. The net increase in losses included our reversal during the three months ended March 31, 2010, of approximately $11.2 million of excess equity in losses recognized during 2008 and 2009, partially offset by the $9.8 million increase in equity in losses during the three months ended September 30, 2010 discussed above. The reversal of excess losses during the three months ended March 31, 2010 and the increase in equity in losses during the three months ended September 30, 2010 were substantially attributed to noncontrolling interests in our consolidated real estate partnerships that hold the related investments and, accordingly, had an insignificant effect on net loss attributable to the Partnership during the affected periods. This net decrease discussed above was offset primarily by an increase in equity in losses recognized by certain partnerships we consolidated during 2010.
Gain on Dispositions of Unconsolidated Real Estate and Other, Net
Gain on dispositions of unconsolidated real estate and other includes gains on disposition of interests in unconsolidated real estate partnerships, gains on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities. Changes in the level of gains recognized from period to period reflect the changing level of disposition activity from period to period. Additionally, gains on properties sold are determined on an individual property basis or in the aggregate for a group of properties that are sold in a single transaction, and are not comparable period to period.

For the three months ended September 30, 2010, compared to the three months ended September 30, 2009, gain on dispositions of unconsolidated real estate and other decreased $1.9 million. This decrease is primarily attributable to a $3.9 million gain from the disposition of our interest in a group purchasing organization during 2009, partially offset by gains recognized during 2010 related to our consolidation of certain previously unconsolidated real estate partnerships (see Note 3 to the condensed consolidated financial statements in Item 1) and other transactions.
For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, gain on dispositions of unconsolidated real estate and other decreased $12.7 million. This decrease is primarily attributable to $8.6 million of additional proceeds received in 2009 related to our disposition during 2008 of an interest in an unconsolidated real estate partnership, for which there were no comparable gains during 2010 and a $3.9 million gain from the disposition of our interest in a group purchasing organization during 2009.
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
For the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, income tax benefit increased by $1.9 million and $4.3 million, respectively, primarily due to increases in losses of our TRS entities.
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
For the three months ended September 30, 2010 and 2009, income from discontinued operations totaled $19.7 million and $45.4 million, respectively. The $25.7 million decrease in income from discontinued operations was principally due to a $53.0 million decrease in gain on dispositions of real estate, net of income taxes, partially offset by a $8.0 million decrease in interest expense and a $19.7 million decrease in operating loss (inclusive of a $25.2 million decrease in real estate impairment losses).
For the nine months ended September 30, 2010 and 2009, income from discontinued operations totaled $68.5 million and $86.3 million, respectively. The $17.8 million decrease in income from discontinued operations was principally due to a $56.4 million decrease in gain on dispositions of real estate, net of income taxes, partially offset by a $30.0 million decrease in interest expense and a $13.3 million decrease in operating loss (inclusive of a $31.4 million decrease in real estate impairment losses).
During the three months ended September 30, 2010, we sold eight consolidated properties for gross proceeds of $98.7 million and net proceeds of $33.2 million, resulting in a net gain on sale of approximately $21.1 million (which is net of less than $0.1 million of related income taxes). During the three months ended September 30, 2009, we sold 28 consolidated properties for gross proceeds of $366.6 million and net proceeds of $137.8 million, resulting in a gain on sale of approximately $74.1 million (which includes $3.2 million of related income taxes).
During the nine months ended September 30, 2010, we sold 31 consolidated properties for gross proceeds of $283.5 million and net proceeds of $80.6 million, resulting in a net gain on sale of approximately $75.3 million (which includes $0.9 million of related income taxes). During the nine months ended September 30, 2009, we sold 57 consolidated properties for gross proceeds of $720.5 million and net proceeds of $259.6 million, resulting in a gain on sale of approximately $131.8 million (which is net of $1.7 million of related income taxes).
For the three and nine months ended September 30, 2010 and 2009, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of September 30, 2010.

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
For the three months ended September 30, 2010, we allocated net losses of $11.2 million to noncontrolling interests in consolidated real estate partnerships, as compared to $19.3 million of earnings allocated to these noncontrolling interests during the three months ended September 30, 2009, or a favorable variance of $30.5 million. This favorable change was primarily due to a $27.1 million decrease in the noncontrolling interest partners’ share of income from discontinued operations, which decreased primarily due to a reduction in gains on the disposition of real estate from 2009 to 2010 and a $3.4 million decrease in the noncontrolling interest partners’ share of income from continuing operations of our consolidated real estate partnerships.
For the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, net income attributed to noncontrolling interests in consolidated real estate partnerships decreased by $26.6 million. This decrease was primarily due to a $36.2 million decrease in the noncontrolling interest partners’ share of income from discontinued operations, which decreased primarily due to a reduction in gains on the dispositions of real estate from 2009 to 2010. This decrease was partially offset by a $9.6 million increase in the noncontrolling interest partners’ share of income from continuing operations of our consolidated real estate partnerships.
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

Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. Based on periodic tests of recoverability of long-lived assets, for the three and nine months ended September 30, 2010, we recorded $0.3 million of impairment losses related to properties to be held and used, and for the three and nine months ended September 30, 2009, we recognized impairment losses of $0.1 million and $1.6 million, respectively, related to properties to be held and used.
Other assets in our condensed consolidated balance sheet in Item 1 include $68.4 million of goodwill related to our conventional and affordable reportable segments as of September 30, 2010. We annually evaluate impairment of intangible assets using an impairment test that compares the fair value of the reporting units with the carrying amounts, including goodwill. We performed our annual impairment analysis during the three months ended September 30, 2010 and concluded no impairment was necessary. We will perform our next impairment analysis during the second half of 2011 and do not anticipate recognizing an impairment of goodwill in connection with this analysis. As further discussed in Note 3 to the condensed consolidated financial statements in Item 1, we allocate goodwill to real estate properties when they are sold or classified as held for sale, based on the relative fair values of these properties and the retained properties in each reportable segment.
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
Provision for Losses on Notes Receivable
We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows.
During the three months ended September 30, 2010, we recognized net provisions for losses on notes receivable of less than $0.1 million and during the three months ended September 30, 2009, we recognized a $1.2 million net recovery of previously recognized provision for losses on notes receivable. During the nine months ended September 30, 2010 and 2009, we recorded provisions for losses on notes receivable of $0.3 million and $0.5 million, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

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
For the three months ended September 30, 2010 and 2009, for continuing and discontinued operations, we capitalized $3.2 million and $2.7 million of interest costs, respectively, and $5.9 million and $7.8 million of site payroll and indirect costs, respectively. For the nine months ended September 30, 2010 and 2009, for continuing and discontinued operations, we capitalized $8.6 million and $7.1 million of interest costs, respectively, and $18.7 million and $32.9 million of site payroll and indirect costs, respectively. The net increase in interest capitalized from 2009 to 2010 was primarily due to our refinancing of the project financing on a large redevelopment project at a higher interest rate, partially offset by a decrease in the average number of units subject to capital projects. The decrease in the amounts of site payroll and indirect costs capitalized from 2009 to 2010 is primarily due to a reduced level of redevelopment activities.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales, proceeds from refinancings of existing property loans, borrowings under new property loans and borrowings under our revolving credit facility.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, distributions paid to unitholders and distributions paid to noncontrolling interest partners and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity demands, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity demands. We may use our revolving credit facility for general corporate purposes and to fund investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of properties and cash generated from operations.
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels, many lenders have reentered the market and the CMBS market is showing signs of recovery. However, any adverse changes in these factors could negatively affect on our liquidity. We believe we mitigate this exposure through our continued focus on reducing our short and intermediate term maturity risk, by refinancing such loans with long-dated, fixed-rate property loans. If property financing options become unavailable for our debt needs, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities, preferred units and assets. Based on our net variable rate liabilities, preferred units and assets outstanding at September 30, 2010, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce our income (or increase our loss) attributable to the Partnership’s common unitholders by approximately $0.2 million on an annual basis.

As further discussed in Note 2 to our condensed consolidated financial statements in Item 1, we use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed-rate debt to variable-rates. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of September 30, 2010, we had total rate of return swap positions with two financial institutions with notional amounts totaling $307.5 million. Swaps with notional amounts totaling $278.3 million and $29.2 million have maturity dates in May 2012 and October 2012, respectively. During the three and nine months ended September 30, 2010, we received net cash receipts of $3.6 million and $14.7 million, respectively, under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity.
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
The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, certain of our consolidated subsidiaries have an obligation to pay down the debt or provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. The obligation to provide collateral is limited to these subsidiaries and is non-recourse to the Partnership. At September 30, 2010, these subsidiaries were not required to provide cash collateral based on the loan-to-value ratios of the real estate properties serving as collateral under these agreements.
As of September 30, 2010, the amount available under our revolving credit facility was $258.7 million (after giving effect to $41.3 million outstanding for undrawn letters of credit issued under the revolving credit facility).
At September 30, 2010, we had $145.1 million in cash and cash equivalents, an increase of $63.8 million from December 31, 2009. At September 30, 2010, we had $216.4 million of restricted cash, primarily consisting of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the nine months ended September 30, 2010, our net cash provided by operating activities of $190.2 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities, including amounts related to our organizational restructuring (see Note 4 to the condensed consolidated financial statements in Item 1). Cash provided by operating activities increased $52.8 million compared with the nine months ended September 30, 2009, driven primarily by a decrease in payments on accounts payable and accrued expenses, including payments related to our restructuring accruals, in 2010 as compared to 2009.
Investing Activities
For the nine months ended September 30, 2010, our net cash provided by investing activities of $41.7 million consisted primarily of proceeds from disposition of real estate and a net increase in cash from partnerships consolidated and deconsolidated in connection with our adoption of ASU 2009-17 (see Note 2 to our condensed consolidated financial statements in Item 1), partially offset by capital expenditures.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the nine months ended September 30, 2010, we sold 31 consolidated properties for an aggregate sales price of $283.5 million, generating proceeds totaling $273.5 million, after the payment of transaction costs and debt prepayment penalties. The $273.5 million in proceeds is inclusive of debt assumed by buyers. Net cash proceeds from property sales were used primarily to repay property debt and for other corporate purposes.

Capital expenditures totaled $130.8 million during the nine months ended September 30, 2010, and consisted primarily of Capital Improvements and Capital Replacements, and to a lesser extent included spending for redevelopment projects and casualties.
Financing Activities
For the nine months ended September 30, 2010, net cash used in financing activities of $168.1 million was primarily attributed to debt principal payments, distributions paid to common and preferred unitholders and distributions to noncontrolling interests. Proceeds from property loans and our issuance of preferred units partially offset the cash outflows.
Property Debt
At September 30, 2010 and December 31, 2009, we had $5.5 billion and $5.6 billion, respectively, in consolidated property debt outstanding, which included $6.4 million and $178.3 million, respectively, of property debt classified within liabilities related to assets held for sale. During the nine months ended September 30, 2010, we refinanced or closed property loans on 14 properties generating $167.4 million of proceeds from borrowings with a weighted average interest rate of 5.26%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $82.6 million. We used these total net proceeds for capital additions and other corporate purposes. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, which we refer to as the Credit Agreement. During September 2010, we amended the Credit Agreement to, among other things, increase the revolving commitments from $180.0 million to $300.0 million, extend the maturity from May 2012 to May 2014 (both inclusive of a one year extension option) and reduce the LIBOR floor on the facility’s base interest rate from 2.00% to 1.50%.
As of September 30, 2010, the Credit Agreement consisted of $300.0 million of revolving loan commitments. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 5.00% with a LIBOR floor of 1.50% or, at our option, a base rate equal to the Prime rate plus a spread of 3.75%). The revolving credit facility matures May 1, 2013, and may be extended for an additional year, subject to certain conditions, including payment of a 35.0 basis point fee on the total revolving commitments.
The amount available under the revolving credit facility at September 30, 2010, was $258.7 million (after giving effect to $41.3 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges of 1.40:1 and 1.20:1, respectively. For the twelve months ended September 30, 2010, as calculated based on the provisions in our Credit Agreement, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.58:1 and a ratio of earnings to fixed charges of 1.34:1.
Partners’ Capital Transactions
During the nine months ended September 30, 2010, we paid cash distributions totaling $43.8 million and $37.7 million to preferred and common unitholders, respectively.
During the nine months ended September 30, 2010, we paid cash distributions of $37.6 million to noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2010 and late 2009.
During the three months ended September 30, 2010, Aimco sold 4,000,000 shares of its 7.75% Class U Cumulative Preferred Stock for net proceeds of $96.1 million (after deducting underwriting discounts and commissions and estimated transaction expenses of $3.3 million). Aimco contributed the net proceeds to us in exchange for 4,000,000 units of our 7.75% Class U Cumulative Preferred Units. During September 2010, Aimco also gave notice that it intended to redeem the 4,050,000 outstanding shares of its 9.375% Class G Cumulative Preferred Stock, and on October 7, 2010, Aimco completed this redemption for $101.3 million plus accrued and unpaid dividends of $2.2 million. Concurrent with this redemption, we redeemed all of our outstanding Class G Cumulative Preferred Units, 4,040,000 of which were held by Aimco and 10,000 of which were held by a consolidate subsidiary.

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
We had $525.0 million of floating rate debt and $57.0 million of floating rate preferred units outstanding at September 30, 2010. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($405.7 million) and floating rate secured notes ($108.5 million). At September 30, 2010, we had approximately $502.2 million in cash and cash equivalents, restricted cash and notes receivable, the majority of which bear interest. The effect of our interest bearing assets would partially reduce the effect of an increase in variable interest rates. Historically, changes in tax-exempt interest rates have been at a ratio of less than 1:1 with changes in taxable interest rates. Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1990 has averaged 74% of the 30-day LIBOR rate. If the historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (74 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to the Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Partnership’s common unitholders being increased) by $0.7 million and $0.2 million, respectively, on an annual basis.
The estimated aggregate fair value and carrying amount of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $6.0 billion and $5.5 billion, respectively at September 30, 2010. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $6.0 billion to $5.7 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $6.0 billion to $6.4 billion.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. We did not issue any common OP Units in exchange for shares of Aimco Class A Common Stock during the three months ended September 30, 2010. On September 7, 2010, we issued 4,000,000 Class U Partnership Preferred Units to the Special Limited Partner for $96.1 million in cash, which was contributed by Aimco to the Special Limited Partner and represents the net proceeds from the concurrent underwritten public offering of Aimco’s 7.75% Class U Cumulative Preferred Stock. The issuance of the Class U Partnership Preferred Units was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
(c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended September 30, 2010, no common OP Units were redeemed in exchange for Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for the three months ended September 30, 2010.

				Maximum
				Number
			Total Number of	of Units that
			Units Purchased	May Yet Be
	Total	Average	as Part of	Purchased
	Number	Price	Publicly	Under the
	of Units	Paid	Announced Plans	Plans or
Period	Purchased	per Unit	or Programs (1)	Programs (2)
July 1 – July 31, 2010	8,259	$21.32	N/A	N/A
August 1 – August 31, 2010	25,803	21.32	N/A	N/A
September 1 – September 30, 2010	10,268	20.24	N/A	N/A

Total	44,330	$21.07

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

(2)
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its Class A Common Stock. As of September 30, 2010, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

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
The following exhibits are filed with this report:
EXHIBIT NO. (1)

10.1
Tenth Amendment to Senior Secured Credit Agreement, dated as of September 29, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 29, 2010, is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement Regarding Disclosure of Long-Term Debt Instruments

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

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
Paul Beldin
Senior Vice President and Chief Accounting Officer
Date: October 29, 2010

Exhibit Index
EXHIBIT NO. (1)

10.1
Tenth Amendment to Senior Secured Credit Agreement, dated as of September 29, 2010, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 29, 2010, is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement Regarding Disclosure of Long-Term Debt Instruments

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.