Form 10-K
period 2010-12-31
AIMCO PROPERTIES LP
filed 2011-02-25
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of February 22, 2011, there were 124,241,054 Partnership Common Units outstanding.

Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 26, 2011, are incorporated by reference into Part III of this Annual Report.

AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding our ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of acquisitions and redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions and dispositions; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.
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
Aimco frequently consummates transactions for our benefit. For legal, tax or other business reasons, Aimco may hold title or ownership of certain assets until they can be transferred to us. However, we have a controlling financial interest in substantially all of Aimco’s assets in the process of transfer to us. Since Aimco’s initial public offering in July 1994, we have completed numerous transactions, including purchases of properties and interests in entities that own or manage properties, expanding our portfolio of owned or managed properties from 132 properties with 29,343 apartment units to a peak of over 2,100 properties with 379,000 apartment units. As of December 31, 2010, our portfolio of owned and/or managed properties consists of 768 properties with 122,694 apartment units.

At December 31, 2010, we had outstanding 123,772,935 common OP Units, 27,963,126 preferred OP Units and 2,339,950 High Performance Units (see Note 11 to the consolidated financial statements in Item 8). At December 31, 2010, Aimco owned 117,642,872 of the common OP Units and 24,900,114 of the preferred OP Units.
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
Business Overview
Our principal financial objective is to provide predictable and attractive returns to our unitholders. Our business plan to achieve this objective is to:
•
own and operate a broadly diversified portfolio of primarily class “B/B+” assets with properties concentrated in the 20 largest markets in the United States (as measured by total apartment value, which is the estimated total market value of apartment properties in a particular market);

•
improve our portfolio by selling assets with lower projected returns and reinvesting those proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, including increased ownership or redevelopment; and

•	provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity.
Our business is organized around two core activities: Property Operations and Portfolio Management. We continue to simplify our business, including de-emphasizing transactional based activity fees and a corresponding reduction in personnel involved in those activities. Our core activities, along with our financial strategy, are described in more detail below.
Property Operations
Our owned real estate portfolio is comprised of two business components: conventional and affordable property operations, which also comprise our reportable segments. Our conventional property operations consist of market-rate apartments with rents paid by the resident and included 219 properties with 68,972 units as of December 31, 2010. Our affordable property operations consist of apartments with rents that are generally paid, in whole or part, by a government agency and consisted of 228 properties with 26,540 units as of December 31, 2010. Affordable properties tend to have relatively more stable rents and higher occupancy due to government rent payments and thus are much less affected by market fluctuations. Our conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined in Item 7) during the year ended December 31, 2010. For the three months ended December 31, 2010, our conventional portfolio monthly rents averaged $1,052 and provided 62% operating margins. These average rents increased about 1% from average rents of $1,042 for the three months ended December 31, 2009.
Our property operations currently are organized into five geographic areas. To manage our nationwide portfolio more efficiently and to increase the benefits from our local management expertise, we have given direct responsibility for operations within each area to an area operations leader with regular senior management reviews. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated an area financial officer to support each area operations leader, and with the exception of routine maintenance, our specialized Construction Services group manages all on-site capital spending, thus reducing the need for the area operations leaders to spend time on oversight of construction projects.
We seek to improve our oversight of property operations by: upgrading systems; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations. Our objectives are to focus on the areas discussed below:
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

•
Revenue Management. For our conventional properties, we have a centralized revenue management system that leverages people, processes and technology to work in partnership with our area operational management teams to develop rental rate pricing. We seek to increase revenue and net operating income by optimizing the balance between rental and occupancy rates, as well as taking into consideration the cost of preparing an apartment unit for a new tenant. We are also focused on careful measurements of on-site operations, as we believe that timely and accurate collection of property performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions, as well as the automation of certain aspects of on-site operations, to enable our on-site employees to focus more of their time on customer service. We have standardized policies for new and renewal pricing with timely data and analyses by floor-plan, thereby enabling us to respond quickly to changing supply and demand for our product and maximize rental revenue.

•	Controlling Expenses. Cost controls are accomplished by local focus at the area level; taking advantage of economies of scale at the corporate level; and through electronic procurement.
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

•
Maintaining and Improving Property Quality. We believe that the physical condition and amenities of our apartment properties are important factors in our ability to maintain and increase rental rates. In 2010, for properties included in continuing operations, we invested $74.7 million, or $848 per owned apartment unit, in Capital Replacements, which represent the share of additions that are deemed to replace the consumed portion of acquired capital assets. Additionally, for properties included in continuing operations, we invested $45.4 million, or $515 per owned apartment unit, in Capital Improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition.

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
Our geographic allocation strategy focuses on the 20 largest markets in the United States (as measured by total apartment value) to reduce volatility in and our dependence on particular areas of the country. We believe these markets are deep, relatively liquid and possess desirable long-term growth characteristics. They are primarily coastal markets, and also include a number of Sun Belt cities and Chicago, Illinois. We may also invest in other markets on an opportunistic basis. We expect that increased geographic focus will also add to our investment knowledge and increase operating efficiencies based on local economies of scale.
Our portfolio strategy also focuses on asset type and quality. Our target allocation of capital to conventional and affordable properties is 90% and 10%, respectively, of our Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity. For conventional assets, we focus on the ownership of primarily B/B+ assets. We measure conventional property asset quality based on average rents compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis, with A-quality assets earning rents greater than 125% of local market average, B-quality assets earning rents 90% to 125% of local market average and C-quality assets earning rents less than 90% of local market average.
Portfolio management involves strategic portfolio and capital allocation decisions such as transactions to buy or sell properties, or modify our ownership interest in properties, including the use of partnerships and joint ventures, or to increase our investment in existing properties through redevelopment. We generally seek to sell assets with lower projected returns, which are often in markets less desirable than our target markets, and reinvest those proceeds through the purchase of new assets or additional investment in existing assets in our portfolio. The purpose of these transactions is to adjust our investments to reflect decisions regarding target allocations to geographic markets and between conventional and affordable properties.

We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. We believe redevelopment also provides superior risk adjusted returns with lower volatility compared to ground-up development. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add residential units to a site. We have historically undertaken a range of redevelopment projects: from those in which a substantial number of all available units are vacated for significant renovations to the property, to those in which there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis. We have a specialized Redevelopment and Construction Services group to oversee these projects.
During 2010, we increased our allocation of capital to our target markets by disposing of 24 conventional properties located primarily outside of our target markets or in less desirable locations within our target markets and by investing $26.4 million in redevelopment of conventional properties included in continuing operations. As of December 31, 2010, our conventional portfolio included 219 properties with 68,972 units in 38 markets. As of December 31, 2010, conventional properties comprised 88% of our Net Asset Value and conventional properties in our target markets comprised 88% of the Net Asset Value attributable to our conventional properties. Our top five markets by net operating income contribution include the metropolitan areas of Washington, D.C.; Los Angeles, California; Chicago, Illinois; Boston, Massachusetts; and Philadelphia, Pennsylvania.
During 2010, we invested $3.1 million in redevelopment of affordable properties included in continuing operations, funded primarily by proceeds from the sale of tax credits to institutional partners. As with conventional properties, we also seek to dispose of affordable properties that are inconsistent with our long-term investment and operating strategies. During 2010, we sold 27 properties from our affordable portfolio. As of December 31, 2010, our affordable portfolio included 228 properties with 26,540 units and our affordable properties comprised 12% of our Net Asset Value.
Financial Strategy
Our leverage strategy seeks to balance increasing financial returns with the risks inherent with leverage. At December 31, 2010, approximately 86% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and 13% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. At December 31, 2010, we had no outstanding corporate level debt. Our leverage strategy limits refunding risk on our property-level debt. At December 31, 2010, the weighted average maturity of our property-level debt was 7.8 years, with 2% of our debt maturing in 2011, less than 9% maturing in 2012, and on average approximately 7% maturing in each of 2013, 2014 and 2015. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates and inflation. Approximately 91% of our property-level debt is fixed-rate. Of the $104.9 million of property debt maturing during 2011, we completed the refinance of $79.4 million in February 2011, and we are focusing on refinancing our property debt maturing during 2012 through 2015 to extend maturities and lock in current low interest rates.
During 2010, we repaid the remaining $90.0 million on our term loan. We also expanded our credit facility from $180.0 million to $300.0 million, providing additional liquidity for short-term or unexpected cash requirements. As of December 31, 2010, we had the capacity to borrow $260.3 million pursuant to our credit facility (after giving effect to $39.7 million outstanding for undrawn letters of credit). The revolving credit facility matures May 1, 2013, and may be extended for an additional year, subject to certain conditions.
Competition
In attracting and retaining residents to occupy our properties we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services. The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. In certain markets there exists an oversupply of single family homes and condominiums and a reduction of households, both of which affect the pricing and occupancy of our rental apartments.

We also compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping, managing, obtaining financing for and disposing of apartment properties. This competition affects our ability to: acquire properties we want to add to our portfolio and the price that we pay in such acquisitions; finance or refinance properties in our portfolio and the cost of such financing; and dispose of properties we no longer desire to retain in our portfolio and the timing and price for which we dispose of such properties.
Taxation
We are treated as a “pass-through” entity for United States Federal income tax purposes and are not subject to United States Federal income taxation. We are subject to tax in certain states. Each of our partners, however, is subject to tax on his allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits, or Partnership Tax Items, for each taxable year during which he is a partner, regardless of whether he receives any actual distributions of cash or other property from us during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by us, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Partnership Agreement. The General Partner is our “tax matters partner” for United States Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of us with respect to tax matters.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into federal law. The provisions of the Act include new regulations for over-the-counter derivatives and substantially increased regulation and risk of liability for credit rating agencies, all of which could increase our cost of capital. The Act also includes provisions concerning corporate governance and executive compensation which, among other things, require additional executive compensation disclosures and enhanced independence requirements for board compensation committees and related advisors, as well as provide explicit authority for the Securities and Exchange Commission to adopt proxy access, all of which could result in additional expenses in order to maintain compliance. The Act is wide-ranging, and the provisions are broad with significant discretion given to the many and varied agencies tasked with adopting and implementing the Act. The majority of the provisions of the Act do not go into effect immediately and may be adopted and implemented over many months or years. As such, we cannot predict the full impact of the Act on our financial condition or results of operations.
Environmental
Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels, among other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation and management of properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future. These and other risks related to environmental matters are described in more detail in Item 1A, “Risk Factors.”
Insurance
Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our properties against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.

Employees
At December 31, 2010, we had approximately 3,100 employees, of which approximately 2,400 were at the property level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. As of December 31, 2010, unions represented 103 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.
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
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on secured debt, our lenders could foreclose on the properties and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2010, substantially all of the properties that we owned or controlled were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and, to an important extent, on the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets. In recent years, the United States credit markets (outside of multi-family) experienced significant liquidity disruptions, which caused the spreads on debt financings to widen considerably and made obtaining financing, both non-recourse property debt and corporate borrowings, such as our term loan or revolving credit facility, more difficult.
During 2008, the Federal Housing Finance Agency, or FHFA, placed Freddie Mac and Fannie Mae into, and they currently remain under, conservatorship. In February 2011, the Obama Administration presented Congress with a set of proposals regarding the Federal government’s future role in the housing finance market, each of which included the winding down of Freddie Mac and Fannie Mae. Freddie Mac’s and Fannie Mae’s future relationship with the Federal government and their future role in the financial markets is uncertain. Any significant reduction in Freddie Mac’s or Fannie Mae’s level of involvement in the secondary credit markets may adversely affect our ability to obtain non-recourse property debt financing. Additionally, further or prolonged disruptions in the credit markets may also affect our ability to renew our credit facility with similar commitments or the cost of financing when it matures in May 2014 (inclusive of a one year extension option).

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
As of December 31, 2010, on a consolidated basis, we had approximately $470.3 million of variable-rate indebtedness outstanding and $57.0 million of variable rate preferred OP Units outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $374.4 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1989 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to the Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Partnership’s common unitholders being increased) by $3.9 million and $4.2 million, respectively, on an annual basis.
At December 31, 2010, we had approximately $450.4 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
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
•
an inflationary environment in which the costs to operate and maintain our properties increase at a rate greater than our ability to increase rents which we can only do upon renewal of existing leases or at the inception of new leases;

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
Real estate investments are relatively illiquid and cannot always be sold quickly. REIT tax rules applicable to Aimco also restrict our ability to sell properties. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.
Competition could limit our ability to lease apartments or increase or maintain rents.
Our apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartments and to increase or maintain rental rates. Recent challenges in the credit and housing markets have increased housing inventory that competes with our apartment properties.
Our subsidiaries may be prohibited from making distributions and other payments to us.
All of our properties are owned, and all of our operations are conducted, by our subsidiaries. As a result, we depend on distributions and other payments from these subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.
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

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs, such as litigation;
•	we may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;
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
We are insured for a portion of our consolidated properties’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected property and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the property may exceed its net book value and any insurance proceeds. We also insure certain unconsolidated properties for a portion of their exposure to such losses. With respect to our consolidated properties, we recognize the uninsured portion of losses as part of casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage and general liability exposure. With respect to our insurance obligations to unconsolidated properties and our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.
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
The selective acquisition of properties is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire properties when such acquisitions increase our property net operating income, Funds From Operations or Net Asset Value, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of a property may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the property.
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

Government housing regulations may limit the opportunities at some of our properties and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies. Additionally, the government may cease to operate government housing programs which would result in a loss of benefits.
We own consolidated and unconsolidated equity interests in certain properties and manage other properties that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the U.S. Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide one or more of the following: mortgage insurance; favorable financing terms; tax-credit equity; or rental assistance payments to the property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We are usually required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property. We may not always receive such approval.
Additionally, there is no guarantee that the government will continue to operate these programs. Any cessation of these government housing programs may result in our loss of the benefits we receive under these programs, including rental subsidies. During 2010, 2009 and 2008, for continuing operations, our rental revenues include $131.4 million, $126.9 million and $119.5 million, respectively, of subsidies from government agencies. Of the 2010 subsidy amounts, approximately 10.7% related to properties subject to housing assistance contracts that expire in 2011, which we anticipate renewing, and the remainder related to properties subject to housing assistance contracts that expire after 2011 and have a weighted average term of 10.8 years. Any loss of these benefits may adversely affect our liquidity and results of operations.
Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.
Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those projects receiving Federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other Federal, state and local laws may require modifications to our properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA and the Rehabilitation Act of 1973 in connection with the ongoing operation or redevelopment of our properties.
Potential liability or other expenditures associated with potential environmental contamination may be costly.
Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be responsible for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.

Moisture infiltration and resulting mold remediation may be costly.
Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our properties, it is not unusual for mold to be present at some units within the portfolio. We have implemented policies, procedures, third-party audits and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.
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
As a REIT, Aimco is subject to annual distribution requirements. As Aimco’s operating partnership, we pay distributions intended to enable Aimco to satisfy these distribution requirements. This limits the amount of cash we have available for other business purposes, including amounts to fund our growth.
Aimco’s charter and Maryland law may limit the ability of a third party to acquire control of Aimco and, therefore, us.
A third party is not likely to make an offer to acquire us unless that third party is also acquiring control of Aimco. Aimco’s charter limits ownership of its Class A Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the Federal securities laws) to 8.7% (or up to 9.8% upon a waiver from Aimco’s board of directors) of its outstanding shares of Class A Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. Aimco’s charter also limits ownership of its Class A Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Class A Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The ownership limit in Aimco’s charter may have the effect of delaying or precluding acquisition of control of Aimco by a third party without the consent of Aimco’s board of directors. Aimco’s charter authorizes its board of directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2010, 422,157,736 shares were classified as Class A Common Stock, of which 117,642,872 were outstanding, and 88,429,764 shares were classified as preferred stock, of which 24,900,114 were outstanding. Under Aimco’s charter, its board of directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitation as to dividends, qualifications or terms or conditions of redemptions as Aimco’s board of directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control was in the best interests of Aimco’s stockholders or the Partnership’s Limited Partners.

The Maryland General Corporation Law may limit the ability of a third party to acquire control of Aimco and us.
As noted above, a third party is not likely to make an offer to acquire the Partnership unless that third party is also acquiring control of Aimco. As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire Aimco and of increasing the difficulty of consummating any such offers, even if an acquisition would be in the best interests of Aimco’s stockholders or the Partnership’s Limited Partners. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between Aimco and any person who acquires, directly or indirectly, beneficial ownership of shares of Aimco’s stock representing 10% or more of the voting power without prior approval of Aimco’s board of directors. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of Aimco’s capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. To date, Aimco has not adopted a shareholders’ rights plan. In addition, the Maryland General Corporation Law provides that corporations that:
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
Our portfolio includes garden style, mid-rise and high-rise properties located in 43 states, the District of Columbia and Puerto Rico. Our geographic allocation strategy focuses on the 20 largest markets in the United States, which are grouped according to the five geographic areas into which our property operations team is organized. The following table sets forth information on all of our properties as of December 31, 2010:

	Number of	Number	Average
	Properties	of Units	Ownership

Conventional:
Chicago	15	4,633	94%
Houston	7	2,835	82%
Dallas — Fort Worth	2	569	100%

Central	24	8,037	90%

Manhattan	22	957	100%

New York City	22	957	100%

Washington — Northern Virginia — Maryland	17	8,015	88%
Boston	11	4,129	100%
Philadelphia	7	3,888	91%
Suburban New York — New Jersey	4	1,162	81%

Northeast	39	17,194	91%

Miami	5	2,471	95%
Palm Beach — Fort Lauderdale	4	1,265	93%
Orlando	9	2,836	92%
Tampa	6	1,755	92%
Jacksonville	4	1,643	85%
Atlanta	5	1,295	80%

South	33	11,265	91%

Los Angeles	14	4,645	86%
Orange County	4	1,213	94%
San Diego	6	2,143	97%
East Bay	2	413	85%
San Jose	1	224	100%
San Francisco	6	1,083	100%
Seattle	3	413	75%
Denver	9	2,553	78%
Phoenix	17	4,420	89%

West	62	17,107	88%

Total target markets	180	54,560	90%
Opportunistic and other markets	39	14,412	93%

Total conventional owned and managed	219	68,972	91%

Affordable owned and managed	228	26,540
Property management	20	2,373
Asset management	301	24,809

Total	768	122,694

At December 31, 2010, we owned an equity interest in and consolidated 399 properties containing 89,875 apartment units, which we refer to as “consolidated properties.” These consolidated properties contain, on average, 225 apartment units, with the largest property containing 2,113 apartment units. These properties offer residents a range of amenities, including swimming pools, clubhouses, spas, fitness centers, dog parks and open spaces. Many of the apartment units offer features such as vaulted ceilings, fireplaces, washer and dryer connections, cable television, balconies and patios. Additional information on our consolidated properties is contained in “Schedule III — Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2010, we held an equity interest in and did not consolidate 48 properties containing 5,637 apartment units, which we refer to as “unconsolidated properties.” In addition, we provided property management services for 20 properties containing 2,373 apartment units, and asset management services for 301 properties containing 24,809 apartment units. In certain cases, we may indirectly own generally less than one percent of the economic interest in such properties through a partnership syndication or other fund.

Substantially all of our consolidated properties are encumbered by property debt. At December 31, 2010, our consolidated properties were encumbered by aggregate property debt totaling $5,457.8 million having an aggregate weighted average interest rate of 5.52%. Such property debt was collateralized by 388 properties with a combined net book value of $6,444.4 million. Included in the 388 properties, we had a total of 16 property loans on 13 properties, with an aggregate principal balance outstanding of $294.8 million, that were each collateralized by property and cross-collateralized with certain (but not all) other property loans within this group of property loans (see Note 6 of the consolidated financial statements in Item 8 for additional information about our property debt).

Item 3.	Legal Proceedings
None.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no public market for our OP Units, and we do not intend to list our OP Units on any securities exchange. In addition, the Partnership Agreement restricts the transferability of OP Units. The following table sets forth the distributions declared per common OP Unit in each quarterly period during the two years ended December 31, 2010 and 2009:

Quarter Ended	2010	2009

December 31	$0.10	$0.20
September 30	0.10	0.10
June 30	0.10	0.10
March 31	0.00	0.00
Aimco’s board of directors determines and declares Aimco’s dividends. In making a dividend determination, Aimco’s board of directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs and other uses of cash, such as for deleveraging and accretive investment activities. In February 2011, Aimco’s board of directors declared a cash dividend of $0.12 per share on its Class A Common Stock for the quarter ended December 31, 2010. Aimco’s board of directors anticipates similar per share quarterly dividends for the remainder of 2011. However, Aimco’s board of directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing facts and circumstances. We intend for our distributions to be consistent with Aimco’s dividends.
On February 22, 2011, there were 124,241,054 common OP Units outstanding, held by 2,351 unitholders of record.
Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for shares of Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments).

No common OP Units or preferred OP Units were redeemed in exchange for shares of Aimco Class A Common Stock in 2010. The following table summarizes repurchases of our equity securities for the three months ended December 31, 2010:

			Total Number of	Maximum Number
			Units Purchased	of Units that
			as Part of	May Yet Be
	Total Number	Average	Publicly	Purchased Under
	of Units	Price Paid	Announced Plans	Plans or Programs
Fiscal period	Purchased	per Unit	or Programs (1)	(2)
October 1 – October 31, 2010	65,329	$21.76	N/A	N/A
November 1 – November 30, 2010	2,844	23.38	N/A	N/A
December 1 – December 31, 2010	16,820	24.37	N/A	N/A

Total	84,993	$22.33

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

(2)
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its Class A Common Stock. There were no repurchases of Aimco’s equity securities during the year ended December 31, 2010. As of December 31, 2010, Aimco was authorized to repurchase approximately 19.3 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

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

	For the Years Ended December 31,
	2010	2009 (1)	2008 (1)	2007 (1)	2006 (1)
	(dollar amounts in thousands, except per unit data)
OPERATING DATA:
Total revenues	$1,144,934	$1,131,103	$1,178,878	$1,111,656	$1,024,592
Total operating expenses (2)	(1,014,425)	(1,035,408)	(1,136,563)	(940,067)	(862,141)
Operating income (2)	130,509	95,695	42,315	171,589	162,451
Loss from continuing operations (2)	(165,030)	(200,821)	(117,140)	(46,454)	(40,040)
Income from discontinued operations, net (3)	76,265	156,841	744,928	172,709	330,021
Net (loss) income	(88,765)	(43,980)	627,788	126,255	289,982
Net loss (income) attributable to noncontrolling interests	13,301	(22,442)	(155,749)	(92,138)	(92,917)
Net income attributable to preferred unitholders	(58,554)	(56,854)	(61,354)	(73,144)	(90,527)
Net (loss) income attributable to the Partnership’s common unitholders	(134,018)	(123,276)	403,700	(43,508)	104,592
Earnings (loss) per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(1.48)	$(1.77)	$(1.94)	$(1.37)	$(1.46)
Net (loss) income attributable to the Partnership’s common unitholders	$(1.07)	$(1.00)	$4.11	$(0.42)	$0.99

BALANCE SHEET INFORMATION:
Real estate, net of accumulated depreciation	$6,533,758	$6,711,832	$6,871,045	$6,639,160	$6,172,110
Total assets	7,395,096	7,922,139	9,456,721	10,631,746	10,305,903
Total indebtedness	5,504,801	5,479,476	5,853,544	5,464,521	4,784,107
Total partners’ capital	1,323,302	1,550,374	1,661,600	2,152,326	2,753,617

OTHER INFORMATION:
Distributions declared per common unit (4)	$0.30	$0.40	$7.48	$4.31	$2.40
Total consolidated properties (end of period)	399	426	514	657	703
Total consolidated apartment units (end of period)	89,875	95,202	117,719	153,758	162,432
Total unconsolidated properties (end of period)	48	77	85	94	102
Total unconsolidated apartment units (end of period)	5,637	8,478	9,613	10,878	11,791

(1)
Certain reclassifications have been made to conform to the current financial statement presentation, including retroactive adjustments to reflect additional properties sold during 2010 as discontinued operations (see Note 13 to the consolidated financial statements in Item 8).

(2)
Total operating expenses, operating income and loss from continuing operations for the year ended December 31, 2008, include a $91.1 million pre-tax provision for impairment losses on real estate development assets, which is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(3)
Income from discontinued operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 includes $94.9 million, $221.8 million, $800.3 million, $116.1 million and $336.2 million in gains on disposition of real estate, respectively. Income from discontinued operations for 2010, 2009 and 2008 is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(4)
As further discussed in Note 11 to the consolidated financial statements in Item 8, distributions declared per common unit during the years ended December 31, 2008 and 2007, included $5.08 and $1.91, respectively, of per unit distributions that were paid to Aimco through the issuance of common OP Units.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are the operating partnership for Aimco, which is a self-administered and self-managed real estate investment trust, or REIT. Our principal financial objective is to provide predictable and attractive returns to our unitholders. Our business plan to achieve this objective is to:
•
own and operate a broadly diversified portfolio of primarily class “B/B+” assets with properties concentrated in the 20 largest markets in the United States (as measured by total apartment value, which is the estimated total market value of apartment properties in a particular market);

•
improve our portfolio by selling assets with lower projected returns and reinvesting those proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, including increased ownership or redevelopment; and

•	provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity.
Our owned real estate portfolio includes 219 conventional properties with 68,972 units and 228 affordable properties with 26,540 units. Our conventional and affordable properties comprise 88% and 12%, respectively, of our total property Net Asset Value. For the three months ended December 31, 2010, our conventional portfolio monthly rents averaged $1,052 and provided 62% operating margins. These average rents increased from $1,042 for the three months ended December 31, 2009. Notwithstanding the economic challenges of the last several years, our diversified portfolio of conventional and affordable properties generated improved property operating results from 2007 to 2010. From 2007 to 2010, the net operating income of our same store properties and total real estate operations increased by 1.2% and 5.8%, respectively.
We continue to work toward simplifying our business, including de-emphasizing transaction-based activity fees and, as a result, reducing the cost of personnel involved in those activities. Revenues from transactional activities decreased from $68.2 million during 2008 to $7.9 million during 2010, and during 2010 transactional activities generated approximately 3.0% of our Pro forma Funds From Operations (defined below). Additionally, we have reduced our offsite costs by $16.8 million. Our 2010, 2009 and 2008 results are discussed in the Results of Operations section below.
We upgrade the quality of our portfolio through the sale of assets with lower projected returns, which are often in markets less desirable than our target markets, and reinvest these proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, through increased ownership or redevelopment. We prefer the redevelopment of select properties in our existing portfolio to ground-up development, as we believe it provides superior risk adjusted returns with lower volatility.
Our leverage strategy focuses on increasing financial returns while minimizing risk. At December 31, 2010, approximately 86% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and 13% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. At December 31, 2010, we had no outstanding corporate level debt. Our leverage strategy limits refunding risk on our property-level debt. At December 31, 2010, the weighted average maturity of our property-level debt was 7.8 years, with 2% of our debt maturing in 2011, less than 9% maturing in 2012, and on average approximately 7% maturing in each of 2013, 2014 and 2015. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates and inflation. Approximately 91% of our property-level debt is fixed-rate. Of the $104.9 million of property debt maturing during 2011, we completed the refinance of $79.4 million in February 2011, and we are focusing on refinancing our property debt maturing during 2012 through 2015 to extend maturities and lock in current low interest rates.
During 2010, we repaid the remaining $90.0 million on our term loan. We also expanded our credit facility from $180.0 million to $300.0 million, providing additional liquidity for short-term or unexpected cash requirements. As of December 31, 2010, we had the capacity to borrow $260.3 million pursuant to our credit facility (after giving effect to $39.7 million outstanding for undrawn letters of credit). The revolving credit facility matures May 1, 2013, and may be extended for an additional year, subject to certain conditions.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred equity redemption related amounts; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income, which reflects our share of property net operating income of our consolidated and unconsolidated properties; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Funds From Operations represents net income or loss, computed in accordance with GAAP, excluding gains from sales of depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
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
Highlights of our results of operations for the year ended December 31, 2010, are summarized below:
•	Average daily occupancy for our Conventional Same Store properties increased 200 basis points, from 94.1% in 2009 to 96.1% in 2010.
•	Conventional Same Store revenues and expenses for 2010, decreased by 0.2% and 1.0%, respectively, as compared to 2009, resulting in a 0.2% increase in net operating income.
•	Total Same Store revenues and expenses for 2010 increased by 0.2% and decreased by 0.8%, respectively, as compared to 2009, resulting in a 0.8% increase in net operating income.
•	Net operating income for our real estate portfolio (continuing operations) increased 2.3% for the year ended December 31, 2010 as compared to 2009.
•	Property sales declined in 2010 as compared to 2009, as property sales completed through July 2010 allowed us to fully repay the remainder of our term debt.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.
Results of Operations
Overview
2010 compared to 2009
We reported net loss attributable to the Partnership of $75.5 million and net loss attributable to the Partnership’s common unitholders of $134.0 million for the year ended December 31, 2010, compared to net loss attributable to the Partnership of $66.4 million and net loss attributable to the Partnership’s common unitholders of $123.3 million for the year ended December 31, 2009, increases of $9.1 million and $10.7 million, respectively. These increases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	a decrease in income from discontinued operations, primarily related to a decrease in gains on dispositions of real estate due to fewer property sales in 2010 as compared to 2009; and
•	a decrease in asset management and tax credit revenues, primarily due to decreased amortization of deferred tax credit income and a de-emphasis on transaction-based fees.

The effects of these items on our operating results were partially offset by:
•	an increase in net operating income of our properties included in continuing operations, reflecting improved operations;
•	a decrease in provisions for losses on notes receivable, primarily due to the impairment during 2009 of our interest in Casden Properties; and
•
a decrease in earnings allocated to noncontrolling interests in consolidated real estate partnerships, primarily due to their share of the decrease in gains on disposition of consolidated real estate properties as discussed above.

2009 compared to 2008
We reported net loss attributable to the Partnership of $66.4 million and net loss attributable to the Partnership’s common unitholders of $123.3 million for the year ended December 31, 2009, compared to net income attributable to the Partnership of $472.0 million and net income attributable to the Partnership’s common unitholders of $403.7 million for the year ended December 31, 2008, decreases of $538.4 million and $527.0 million, respectively. These decreases in net income were principally due to the following items, all of which are discussed in further detail below:
•	a decrease in income from discontinued operations, primarily related to a decrease in gains on dispositions of real estate due to fewer property sales in 2009 as compared to 2008;
•	a decrease in gain on dispositions of unconsolidated real estate and other, primarily due to a large gain on the sale of an interest in an unconsolidated real estate partnership in 2008;
•	an increase in depreciation and amortization expense, primarily related to completed redevelopments and capital additions placed in service for partial periods during 2008 or 2009; and
•
a decrease in asset management and tax credit revenues, primarily due to a reduction in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures.

The effects of these items on our operating results were partially offset by:
•	a decrease in general and administrative expenses, primarily related to reductions in personnel and related expenses from our organizational restructuring activities during 2008 and 2009;
•	impairment losses on real estate development assets in 2008, for which no similar impairments were recognized in 2009; and
•	a decrease in earnings allocable to noncontrolling interests, primarily due to a decrease in the noncontrolling interests’ share of the decrease in gains on sales discussed above.
The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Real Estate Operations
Our real estate portfolio is comprised of two business components: conventional real estate operations and affordable real estate operations, which also represent our two reportable segments. Our conventional real estate portfolio consists of market-rate apartments with rents paid by the resident and includes 219 properties with 68,972 units. Our affordable real estate portfolio consists of 228 properties with 26,540 units, with rents that are generally paid, in whole or part, by a government agency. Our conventional and affordable properties contributed 87% and 13%, respectively, of proportionate property net operating income amounts during the year ended December 31, 2010.
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain properties in which we hold an insignificant economic interest and in some cases we do not consolidate other properties in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our properties, our chief operating decision maker emphasizes proportionate property net operating income as a key measurement of segment profit or loss. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis.
We do not include property management revenues and expenses or casualty related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. The effects of these items on our real estate operations results are discussed below on a consolidated basis, that is, before adjustments for noncontrolling interests or our interest in unconsolidated real estate partnerships.

The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the years ended December 31, 2010, 2009 and 2008 (in thousands). The tables and discussions below exclude the results of operations for properties included in discontinued operations as of December 31, 2010. Refer to Note 17 in the consolidated financial statements in Item 8 for further discussion regarding our reporting segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of conventional properties we classify as same store, redevelopment and other conventional properties. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy during the current and prior year comparable period. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, acquisition properties, university housing properties and properties that are not multifamily, such as commercial properties or fitness centers. Our definitions of same store and redevelopment properties may result in these populations differing for the purpose of comparing 2010 to 2009 results and 2009 to 2008 results.

	Year Ended December 31,
	2010	2009	$ Change	% Change
Rental and other property revenues:
Conventional same store	$641,282	$642,784	$(1,502)	(0.2%)
Conventional redevelopment	113,273	107,461	5,812	5.4%
Other Conventional	71,414	70,065	1,349	1.9%

Total	825,969	820,310	5,659	0.7%

Property operating expenses:
Conventional same store	247,658	250,062	(2,404)	(1.0%)
Conventional redevelopment	40,915	42,206	(1,291)	(3.1%)
Other Conventional	34,689	33,990	699	2.1%

Total	323,262	326,258	(2,996)	(0.9%)

Property net operating income:
Conventional same store	393,624	392,722	902	0.2%
Conventional redevelopment	72,358	65,255	7,103	10.9%
Other Conventional	36,725	36,075	650	1.8%

Total	$502,707	$494,052	$8,655	1.8%

For the year ended December 31, 2010, as compared to 2009, our conventional segment’s proportionate property net operating income increased $8.7 million, or 1.8%.
Conventional same store net operating income increased by $0.9 million. This increase was attributable to a $2.4 million decrease in expense primarily due to a reduction during 2010 of previously estimated real estate tax obligations resulting from successful appeals settled during the period, and decreases in marketing expenses and unit turn costs, partially offset by increases in contract services, insurance and administrative costs. This decrease in expense was partially offset by a $1.5 million decrease in revenue, primarily due to lower average rent (approximately $34 per unit). The decrease in average rent was partially offset by a 200 basis point increase in average physical occupancy and higher utility reimbursement and miscellaneous income. Rental rates on new leases transacted during the year ended December 31, 2010, were 2.3% lower than expiring lease rates and renewal rates were 1.5% higher than expiring lease rates.
The net operating income of our conventional redevelopment properties increased by $7.1 million, primarily due to a $5.8 million increase in revenue resulting from higher average physical occupancy and an increase in utility reimbursement and miscellaneous income, and a $1.3 million reduction in expense primarily related to marketing expenses, partially offset by higher insurance.

Our other conventional net operating income increased by $0.7 million, primarily due to increases in both revenue and expense of approximately 2.0%.

	Year Ended December 31,
	2009	2008	$ Change	% Change
Rental and other property revenues:
Conventional same store	$585,501	$600,907	$(15,406)	(2.6%)
Conventional redevelopment	165,480	153,983	11,497	7.5%
Other Conventional	69,329	68,126	1,203	1.8%

Total	820,310	823,016	(2,706)	(0.3%)

Property operating expenses:
Conventional same store	226,572	225,694	878	0.4%
Conventional redevelopment	65,996	65,111	885	1.4%
Other Conventional	33,690	31,527	2,163	6.9%

Total	326,258	322,332	3,926	1.2%

Property net operating income:
Conventional same store	358,929	375,213	(16,284)	(4.3%)
Conventional redevelopment	99,484	88,872	10,612	11.9%
Other Conventional	35,639	36,599	(960)	(2.6%)

Total	$494,052	$500,684	$(6,632)	(1.3%)

For the year ended December 31, 2009, as compared to 2008, our conventional segment’s proportionate property net operating income decreased $6.6 million, or 1.3%.
Our conventional same store net operating income decreased $16.3 million, or 4.3%. This decrease was primarily attributable to a $15.4 million decrease in revenue, primarily due to a 2.5% decline in rental rates and a 90 basis point decrease in occupancy, partially offset by an increase in utility reimbursements and miscellaneous income. The decrease was also attributable to a $0.9 million increase in expense, primarily due to higher insurance and personnel costs, partially offset by lower administrative costs.
Conventional redevelopment net operating income increased by $10.6 million, primarily due to an $11.5 million increase in revenue. Revenue increased due to more units in service at these properties during 2009 and an increase in utility reimbursements and miscellaneous income. This increase in revenue was partially offset by a $0.9 million increase in expense, primarily related to higher real estate taxes, partially offset by lower administrative costs.
Our other conventional net operating income decreased by $0.9 million, primarily due to a 6.9% increase in expenses partially offset by a 1.8% increase in revenues.

Affordable Real Estate Operations
Our affordable segment consists of properties we classify as same store or other (primarily redevelopment properties). Our criteria for classifying affordable properties as same store or redevelopment are consistent with those for our conventional properties described above. Our definitions of same store and redevelopment properties may result in these populations differing for the purpose of comparing 2010 to 2009 results and 2009 to 2008 results.

	Year Ended December 31,
	2010	2009	$ Change	% Change
Rental and other property revenues:
Affordable same store	$116,852	$113,853	$2,999	2.6%
Other Affordable	13,710	12,695	1,015	8.0%

Total	130,562	126,548	4,014	3.2%

Property operating expenses:
Affordable same store	53,121	53,057	64	0.1%
Other Affordable	5,519	5,998	(479)	(8.0%)

Total	58,640	59,055	(415)	(0.7%)

Property net operating income:
Affordable same store	63,731	60,796	2,935	4.8%
Other Affordable	8,191	6,697	1,494	22.3%

Total	$71,922	$67,493	$4,429	6.6%

The proportionate property net operating income of our affordable segment increased $4.4 million, or 6.6%, during the year ended December 31, 2010, as compared to 2009. Affordable same store net operating income increased by $2.9 million, primarily due to a $3.0 million increase in revenue due to higher average rent ($7 per unit) and higher average physical occupancy (18 basis points). The net operating income of our other affordable properties increased by $1.5 million, primarily due to an increase in revenue driven by higher average rent ($23 per unit) and higher average occupancy.

	Year Ended December 31,
	2009	2008	$ Change	% Change
Rental and other property revenues:
Affordable same store	$113,853	$109,483	$4,370	4.0%
Other Affordable	12,695	12,209	486	4.0%

Total	126,548	121,692	4,856	4.0%

Property operating expenses:
Affordable same store	53,057	52,975	82	0.2%
Other Affordable	5,998	6,048	(50)	(0.8%)

Total	59,055	59,023	32	0.1%

Property net operating income:
Affordable same store	60,796	56,508	4,288	7.6%
Other Affordable	6,697	6,161	536	8.7%

Total	$67,493	$62,669	$4,824	7.7%

Our affordable segment proportionate property net operating income increased $4.8 million, or 7.7%, during the year ended December 31, 2009, as compared to 2008. Affordable same store net operating income increased $4.3 million, primarily due to increased revenue. Affordable same store revenue increased by $4.4 million, primarily due to higher average rent ($29 per unit), partially offset by lower average physical occupancy (56 basis points). The net operating income of our other affordable properties increased by $0.5 million, primarily due to an increase in revenues due to higher average rent ($43 per unit), partially offset by lower average occupancy. The increase in revenues was partially offset by an increase in expenses.

Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues and expenses and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 17 to the consolidated financial statements in Item 8).
For the year ended December 31, 2010, as compared to 2009, property management revenues decreased by $2.2 million, from $5.1 million to $2.9 million, primarily due to the elimination of revenues related to properties consolidated during 2010 in connection with our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 2 to our consolidated financial statements in Item 8). For the year ended December 31, 2010, as compared to 2009, expenses not allocated to our conventional or affordable segments, including property management expenses and casualty losses, decreased by $3.2 million. Property management expenses decreased by $3.0 million, from $51.2 million to $48.2 million, primarily due to reductions in personnel and related costs attributed to our restructuring activities and casualty losses decreased by $0.2 million, from $9.8 million to $9.6 million.
For the year ended December 31, 2009, as compared to 2008, property management revenues decreased by $1.3 million, from $6.4 million to $5.1 million, primarily due to a decrease in the number of managed properties due to asset sales. For the year ended December 31, 2009, as compared to 2008, expenses not allocated to our conventional or affordable segments decreased by $16.5 million. Property management expenses decreased by $16.6 million, from $67.8 million to $51.2 million, primarily due to reductions in personnel and related costs attributed to our restructuring activities, and casualty losses increased by $0.1 million.
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
For the year ended December 31, 2010, compared to the year ended December 31, 2009, asset management and tax credit revenues decreased $14.3 million. This decrease is attributable to an $8.7 million decrease in income related to our affordable housing tax credit syndication business. Approximately $3.8 million of this decrease is due to the delivery of historic credits during 2009 for which no comparable credits were delivered during 2010, and the remainder of the decrease is primarily due to a reduction in amortization of deferred tax credit income. Asset management and tax credit revenues also decreased due to a $2.0 million decrease in current asset management fees due to the elimination of fees on newly consolidated properties, for which the benefit of these fees is now included in noncontrolling interests in consolidated real estate partnerships, a $1.9 million decrease in disposition and other fees we earn in connection with transactional activities, and a $1.7 million decrease in promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, asset management and tax credit revenues decreased $49.0 million. This decrease is primarily attributable to a $42.8 million decrease in promote income due to fewer sales of joint venture assets in 2009, a $7.6 million decrease in other general partner transactional fees, and a $2.2 million decrease in asset management fees, partially offset by a $3.6 million increase in revenues related to our affordable housing tax credit syndication business, including syndication fees and other revenue earned in connection with these arrangements.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel that perform asset management and tax credit activities. For the year ended December 31, 2010, compared to the year ended December 31, 2009, investment management expenses decreased $1.3 million. This decrease is primarily due to a $4.3 million reduction in personnel and related costs from our organizational restructurings, partially offset by a $3.0 million net increase in expenses, primarily related to our write off of previously deferred costs related to tax credit projects we recently abandoned.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, investment management expenses decreased $9.0 million, primarily due to reductions in personnel and related costs from our organizational restructurings (see Note 4 to the consolidated financial statements in Item 8) and a reduction in transaction costs, which in 2008 include the retrospective application of SFAS 141(R).

Depreciation and Amortization
For the year ended December 31, 2010, compared to the year ended December 31, 2009, depreciation and amortization decreased $1.6 million, or 0.4%. This decrease was primarily due to depreciation adjustments recognized in 2009 to reduce the carrying amount of certain properties. This decrease was partially offset by an increase in depreciation primarily related to properties we consolidated during 2010 based on our adoption of revised accounting guidance regarding consolidation of variable interest entities (see Note 2 to our consolidated financial statements in Item 8) and completed redevelopments and other capital projects recently placed in service.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, depreciation and amortization increased $51.2 million, or 13.6%. This increase primarily consists of depreciation related to properties acquired during the latter part of 2008, completed redevelopments and other capital projects placed in service in the latter part of 2009.
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
The impairments discussed above totaled $91.1 million and are included in provisions for impairment losses on real estate development assets in our consolidated statement of operations for the year ended December 31, 2008 included in Item 8. We recognized no similar impairments on real estate development assets during the years ended December 31, 2010 or 2009.
General and Administrative Expenses
For the year ended December 31, 2010, compared to the year ended December 31, 2009, general and administrative expenses decreased $3.3 million, or 5.8%. This decrease is primarily attributable to net reductions in personnel and related expenses, partially offset by an increase in information technology outsourcing costs.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, general and administrative expenses decreased $23.7 million, or 29.5%. This decrease is primarily attributable to reductions in personnel and related expenses associated with our organizational restructurings (see Note 3 to the consolidated financial statements in Item 8), pursuant to which we eliminated approximately 400, or 36%, of our offsite positions between December 31, 2008 and December 31, 2009.
As a result of our restructuring activities, our general and administrative expense as a percentage of total revenues has decreased from 6.8% in 2008, to 5.0% in 2009 and 4.7% in 2010.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the year ended December 31, 2010, compared to the year ended December 31, 2009, other expenses, net decreased by $5.0 million. During 2009, we settled certain litigation matters resulting in a net expense in our operations, and in 2010 we settled certain litigation matters that resulted in a net gain in our operations. The effect of the expense in 2009 and gain in 2010 resulted in a $14.8 million decrease in other expenses, net from 2009 to 2010. This decrease was partially offset by an increase in the cost of our insurance (net of a reduction in the number of properties insured from 2009 to 2010).
For the year ended December 31, 2009, compared to the year ended December 31, 2008, other expenses, net decreased by $6.8 million. The decrease is primarily attributable to a $5.4 million write-off during 2008 of certain communications hardware and capitalized costs in 2008, and a $5.3 million reduction in expenses of our self insurance activities, including a decrease in casualty losses on less than wholly owned properties from 2008 to 2009. These decreases are partially offset by an increase of $4.8 million in costs related to certain litigation matters.

Restructuring Costs
For the year ended December 31, 2009, we recognized restructuring costs of $11.2 million, as compared to $22.8 million in the year ended December 31, 2008, related to our organizational restructurings, which are further discussed in Note 3 to the consolidated financial statements in Item 8. For the year ended December 31, 2010, we recognized no similar restructuring costs.
Interest Income
Interest income consists primarily of interest on notes receivable from non-affiliates and unconsolidated real estate partnerships, interest on cash and restricted cash accounts, and accretion of discounts on certain notes receivable from unconsolidated real estate partnerships. Transactions that result in accretion may occur infrequently and thus accretion income may vary from period to period.
For the year ended December 31, 2010, compared to the year ended December 31, 2009, interest income increased $2.1 million, or 21.0%. Interest income increased during 2010 primarily due to an increase of accretion income related to a change in timing and amount of collection for certain of our discounted notes, including several notes that were repaid in advance of their maturity dates.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, interest income decreased $10.4 million, or 51.2%. Interest income decreased by $8.8 million due to lower interest rates on notes receivable, cash and restricted cash balances and lower average balances and by $4.1 million due to a decrease in accretion income related to our note receivable from Casden Properties LLC for which we ceased accretion following impairment of the note in 2008. These decreases were partially offset by a $2.3 million increase in accretion income related to other notes during the year ended December 31, 2008, resulting from a change in the timing and amount of collection.
Provision for Losses on Notes Receivable
During the years ended December 31, 2010, 2009 and 2008, we recognized net provisions for losses on notes receivable of $0.9 million, $21.5 million and $17.6 million, respectively. The provisions for losses on notes receivable for the years ended December 31, 2009 and 2008, primarily consist of impairments related to our investment in Casden Properties LLC, which are discussed further below.
As further discussed in Note 5 to the consolidated financial statements in Item 8, we have an investment in Casden Properties LLC, an entity organized to acquire, re-entitle and develop land parcels in Southern California. Based upon the profit allocation agreement, we account for this investment as a note receivable. In connection with the preparation of our 2008 annual financial statements and as a result of a decline in land values in Southern California, we determined our recorded investment amount was not fully recoverable, and accordingly recognized an impairment loss of $16.3 million ($10.0 million net of tax) during the three months ended December 31, 2008. In connection with the preparation of our 2009 annual financial statements and as a result of continued declines in land values in Southern California, we determined our then recorded investment amount was not fully recoverable, and accordingly recognized an impairment loss of $20.7 million ($12.4 million net of tax) during the three months ended December 31, 2009.
In addition to the impairments related to Casden Properties LLC discussed above, we recognized provisions for losses on notes receivable totaling $0.9 million, $0.8 million and $1.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.
Interest Expense
For the year ended December 31, 2010, compared to the year ended December 31, 2009, interest expense, which includes the amortization of deferred financing costs, increased by less than $0.1 million. Property related interest expense increased by $7.6 million, due to a $3.3 million increase related to properties newly consolidated in 2010 (see Note 2 to our consolidated financial statements in Item 8 for further discussion of our adoption of ASU 2009-17) and an increase related to properties refinanced with higher average outstanding balances, partially offset by lower average rates. The increase in property related interest expense was substantially offset by a $7.6 million decrease in corporate interest expense, primarily due to a decrease in the average outstanding balance on our term loan, which we repaid during July 2010.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, interest expense increased $1.1 million, or 0.3%. Property related interest expense increased by $20.5 million, primarily due to a $14.2 million decrease in capitalized interest due to a reduction in redevelopment during 2009, and an increase of $5.1 million related to properties refinanced with higher average rates, partially offset by lower average outstanding balances during 2009. The increase in property related interest expense was offset by a $19.4 million decrease in corporate interest expense, primarily due to lower average outstanding balances and lower average rates during 2009.

Equity in Losses of Unconsolidated Real Estate Partnerships
Equity in losses of unconsolidated real estate partnerships includes our share of net losses of our unconsolidated real estate partnerships, and may include impairment losses, gains or losses on the disposition of real estate assets or depreciation expense which generally exceeds the net operating income recognized by such unconsolidated partnerships.
For the year ended December 31, 2010, compared to the year ended December 31, 2009, equity in losses of unconsolidated real estate partnerships increased $11.7 million. During the three months ended December 31, 2010, certain of our consolidated investment partnerships, including those we consolidated in 2010 in connection with our adoption of ASU 2009-17, reduced by $9.8 million their investment balances related to unconsolidated low income housing tax credit partnerships based on a reduction in the remaining tax credits to be delivered. This increase in equity in losses was in addition to an increase in equity in losses from real estate operations due to an increase in the number of unconsolidated partnerships, resulting from our consolidation during 2010 of additional investment partnerships that hold investments in unconsolidated real estate partnerships. These losses had an insignificant effect on net loss attributable to Aimco during 2010 as substantially all of the results of these consolidated investment partnerships are attributed to the noncontrolling interests in these entities.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, equity in losses of unconsolidated real estate partnerships increased $6.7 million. The increase in our equity in losses from 2008 to 2009 was primarily due to our sale in late 2008 of an interest in an unconsolidated real estate partnership that generated $3.0 million of equity in earnings during the year ended December 31, 2008, and our sale during 2009 of our interest in an unconsolidated group purchasing organization which resulted in a decrease of equity in earnings of approximately $1.2 million.
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
For the year ended December 31, 2010, compared to the year ended December 31, 2009, gain on dispositions of unconsolidated real estate and other decreased $10.9 million. This decrease is primarily attributable to $8.6 million of additional proceeds received in 2009 related to our disposition during 2008 of an interest in an unconsolidated real estate partnership and a $4.0 million gain from the disposition of our interest in a group purchasing organization during 2009.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, gain on dispositions of unconsolidated real estate and other decreased $75.8 million. This decrease is primarily attributable to a net gain of $98.4 million on our disposition in 2008 of interests in two unconsolidated real estate partnerships. This decrease was partially offset by $18.7 million of gains on the disposition of interests in unconsolidated partnerships during 2009. Gains recognized in 2009 consist of $8.6 million related to our receipt in 2009 of additional proceeds related to our disposition during 2008 of one of the partnership interests discussed above (see Note 3 to the consolidated financials statements in Item 8), $4.0 million from the disposition of our interest in a group purchasing organization (see Note 3 to the consolidated financial statements in Item 8), and $6.1 million from our disposition in 2009 of interests in several unconsolidated real estate partnerships.
Income Tax Benefit
In conjunction with Aimco’s UPREIT structure, certain of our operations or a portion thereof, including property management, asset management and risk management are conducted through taxable subsidiaries. Income taxes related to the results of continuing operations of our taxable subsidiaries are included in income tax benefit in our consolidated statements of operations.

For the year ended December 31, 2010, compared to the year ended December 31, 2009, income tax benefit increased by $0.9 million, from $17.5 million to $18.4 million. This increase in income tax benefit was primarily due to increased losses of our taxable subsidiaries, and was substantially offset by the $8.1 million tax benefit we recognized in 2009 related to the impairment of our investment in Casden Properties, LLC, for which no similar benefit was recognized in 2010.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, income tax benefit decreased by $39.1 million. This decrease was primarily attributed to $36.1 million of income tax benefit recognized in 2008 related to the impairments of our Lincoln Place property and our investment in Casden Properties LLC, both of which are owned through taxable subsidiaries, partially offset by $8.1 million of income tax benefit recognized in 2009 related to the impairment of our investment in Casden Properties LLC. The decrease in tax benefit from 2008 to 2009 related to these impairment losses was in addition to a decrease in tax benefit primarily due to larger losses by our taxable subsidiaries during 2008 as compared to 2009, including restructuring costs incurred in 2008 and a reduction in personnel and other costs in 2009 as a result of the organizational restructurings.
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
For the years ended December 31, 2010 and 2009, income from discontinued operations totaled $76.3 million and $156.8 million, respectively. The $80.5 million decrease in income from discontinued operations was principally due to a $129.9 million decrease in gain on dispositions of real estate, net of income taxes, primarily attributable to fewer properties sold in 2010 as compared to 2009, partially offset by a $21.0 million decrease in operating loss (inclusive of a $41.9 million decrease in real estate impairment losses) and a $34.9 million decrease in interest expense.
For the years ended December 31, 2009 and 2008, income from discontinued operations totaled $156.8 million and $744.9 million, respectively. The $588.1 million decrease in income from discontinued operations was principally due to a $541.1 million decrease in gain on dispositions of real estate, net of income taxes, primarily attributable to fewer properties sold in 2009 as compared to 2008, and a $112.8 million decrease in operating income (inclusive of a $27.1 million increase in real estate impairment losses), partially offset by a $59.8 million decrease in interest expense and a $44.9 million increase in income tax benefit for 2009.
During the year ended December 31, 2010, we sold 51 consolidated properties for gross proceeds of $401.4 million and net proceeds of $118.4 million, resulting in a net gain on sale of approximately $86.1 million (which is net of $8.8 million of related income taxes). During the year ended December 31, 2009, we sold 89 consolidated properties for gross proceeds of $1.3 billion and net proceeds of $432.7 million, resulting in a net gain on sale of approximately $216.0 million (which is net of $5.8 million of related income taxes). During the year ended December 31, 2008, we sold 151 consolidated properties for gross proceeds of $2.4 billion and net proceeds of $1.1 billion, resulting in a net gain on sale of approximately $757.1 million (which is net of $43.1 million of related income taxes).
For the years ended December 31, 2010, 2009 and 2008, income from discontinued operations includes the operating results of the properties sold during the year ended December 31, 2010.
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
For the year ended December 31, 2010, we allocated net losses of $13.3 million to noncontrolling interests in consolidated real estate partnerships as compared to net income of $22.5 million allocated to these noncontrolling interests during the year ended December 31, 2009, a variance of $35.8 million. This change was substantially attributed to a decrease in the noncontrolling interest partners’ share of income from discontinued operations, which decreased primarily due to a reduction in gains on the dispositions of real estate from 2009 to 2010.
For the year ended December 31, 2009, compared to the year ended December 31, 2008, net earnings attributed to noncontrolling interests in consolidated real estate partnerships decreased by $133.3 million. This decrease is primarily attributable to a reduction of $108.7 million related to the noncontrolling interest partners’ share of gains on dispositions of real estate, due primarily to fewer sales in 2009 as compared to 2008, $5.5 million of losses allocated to noncontrolling interests in 2009 that we would not have allocated to the noncontrolling interest partners in 2008 because to do so would have resulted in deficits in their noncontrolling interest balances, and approximately $3.8 million related to deficit distribution charges recognized as a reduction to our earnings in 2008, for which we did not recognize similar charges in 2009 based on the change in accounting discussed above. These decreases are in addition to the noncontrolling interest partners’ share of increased losses of our consolidated real estate partnerships in 2009 as compared to 2008.
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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. During 2011, we expect to market for sale certain real estate properties that are inconsistent with our long-term investment strategy. For any properties that are sold or meet the criteria to be classified as held for sale during 2011, the reduction in the estimated holding period for these assets may result in additional impairment losses.
In addition to the impairments of Lincoln Place and Pacific Bay Vistas discussed above, based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2010 and 2009, we recorded impairment losses of $0.4 million and $2.3 million, respectively, related to properties classified as held for use, and during the year ended December 31, 2008, we recorded no additional impairments related to properties held for use. During the years ended December 31, 2010, 2009 and 2008, we recognized impairment losses of $12.7 million, $54.5 million and $27.4 million, respectively, for properties included in discontinued operations, primarily due to reductions in the estimated holding periods for assets sold during these periods.
Notes Receivable and Interest Income Recognition
Notes receivable from unconsolidated real estate partnerships and from non-affiliates represent our two portfolio segments, as defined in FASB Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, that we use to evaluate for potential loan loss. Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner but do not consolidate the partnership. These loans are typically due on demand, have no stated maturity date and may not require current payments of principal or interest. Notes receivable from non-affiliates have stated maturity dates and may require current payments of principal and interest. Repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes;” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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
Provision for Losses on Notes Receivable
We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our cash flow projections of the borrowers annually, and more frequently for certain loans depending on facts and circumstances. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. Factors that affect this assessment include the fair value of the partnership’s real estate, pending transactions to refinance the partnership’s senior obligations or sell the partnership’s real estate, and market conditions (current and forecasted) related to a particular asset. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate.

During the years ended December 31, 2010, 2009 and 2008 we recorded net provisions for losses on notes receivable of $0.9 million, $21.5 million and $17.6 million, respectively. As discussed in Provision for Losses on Notes Receivable within the preceding discussion of our Results of Operations, provisions for losses on notes receivable in 2009 and 2008 include impairment losses of $20.7 million ($12.4 million net of tax) and $16.3 million ($10.0 million net of tax), respectively, on our investment in Casden Properties LLC, which we account for as a note receivable. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.
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
For the years ended December 31, 2010, 2009 and 2008, for continuing and discontinued operations, we capitalized $11.6 million, $9.8 million and $25.7 million of interest costs, respectively, and $25.3 million, $40.0 million and $78.1 million of site payroll and indirect costs, respectively. The reductions from 2008 to 2010 are primarily due to a reduced level of redevelopment activities.
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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels, many lenders have reentered the market, and the CMBS market is showing signs of recovery. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we mitigate this exposure through our continued focus on reducing our short and intermediate term maturity risk, by refinancing such loans with long-dated, fixed-rate property loans. If property financing options become unavailable for our debt needs, we may consider alternative sources of liquidity, such as reductions in certain capital spending or proceeds from asset dispositions.
As further discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred OP Units. At December 31, 2010, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce our net income (or increase our net loss) attributable to the Partnership’s common unitholders by approximately $4.2 million on an annual basis. The effect of an increase in 30-day LIBOR may be mitigated by the effect of our variable rate assets.

As further discussed in Note 2 to our consolidated financial statements in Item 8, we use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed-rate debt to variable-rates. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of December 31, 2010, we had total rate of return swap positions with two financial institutions with notional amounts totaling $277.3 million. Swaps with notional amounts of $248.1 million and $29.2 million had maturity dates in May 2012 and October 2012, respectively. During the year ended December 31, 2010, we received net cash receipts of $20.9 million under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity.
During 2010, we refinanced certain of the underlying borrowings subject to total rate of return swaps with long-dated, fixed-rate property debt, and we expect to do the same with certain of the underlying borrowings in 2011. The average effective interest rate associated with our borrowings subject to the total rate of return swaps was 1.6% at December 31, 2010. To the extent we are successful in refinancing additional of the borrowings subject to the total rate of return swaps during 2011, we anticipate the interest cost associated with these borrowings will increase, which would negatively affect our liquidity.
We periodically evaluate counterparty credit risk associated with these arrangements. In the event a counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely affect our liquidity. However, at the current time, we have concluded we do not have material exposure.
The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, certain of our consolidated subsidiaries have an obligation to pay down the debt or provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. The obligation to provide collateral is limited to these subsidiaries and is non-recourse to us. At December 31, 2010, these subsidiaries were not required to provide cash collateral based on the loan-to-value ratios of the real estate properties serving as collateral under these agreements.
See Derivative Financial Instruments in Note 2 to the consolidated financial statements in Item 8 for additional information regarding these arrangements, including the current swap maturity dates and disclosures regarding fair value measurements.
As of December 31, 2010, we had the capacity to borrow $260.3 million pursuant to our $300.0 million revolving credit facility (after giving effect to $39.7 million outstanding for undrawn letters of credit).
At December 31, 2010, we had $111.3 million in cash and cash equivalents, an increase of $30.1 million from December 31, 2009. At December 31, 2010, we had $201.4 million of restricted cash, a decrease of $17.3 million from December 31, 2009. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.
Operating Activities
For the year ended December 31, 2010, our net cash provided by operating activities of $257.5 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities, including amounts related to our organizational restructuring. Cash provided by operating activities increased $23.7 million compared with the year ended December 31, 2009, primarily due to decreases in interest paid and other working capital expenditures, including payments related to our restructuring accruals, in 2010 as compared to 2009, partially offset by a decrease in property net operating income, primarily due to property sales during 2009 and 2010.

Investing Activities
For the year ended December 31, 2010, our net cash provided by investing activities of $86.6 million consisted primarily of proceeds from disposition of real estate and partnership interests, partially offset by capital expenditures.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the year ended December 31, 2010, we sold 51 consolidated properties. These properties were sold for an aggregate sales price of $402.5 million, generating proceeds totaling $387.9 million after the payment of transaction costs and debt prepayment penalties. The $387.9 million is inclusive of debt assumed by buyers. Net cash proceeds from property sales were used primarily to repay or pay down property debt and for other corporate purposes.
Capital expenditures totaled $178.9 million during the year ended December 31, 2010, and consisted primarily of Capital Improvements and Capital Replacements, and to a lesser extent included spending for redevelopment projects and casualties. In 2011, we expect to increase our redevelopment spending on conventional properties from approximately $30.0 million in 2010 to approximately $50.0 million to $75.0 million. We generally fund capital additions with cash provided by operating activities, working capital and property sales.
Financing Activities
For the year ended December 31, 2010, net cash used in financing activities of $314.0 million was primarily attributed to debt principal payments, distributions paid to common and preferred unitholders, distributions to noncontrolling interests and our redemption and repurchase of preferred OP Units. Proceeds from property loans and our issuance of preferred stock partially offset the cash outflows.
Property Debt
At December 31, 2010 and 2009, we had $5.5 billion and $5.6 billion, respectively, in consolidated property debt outstanding, which included $240.0 million at December 31, 2009, of property debt classified within liabilities related to assets held for sale. During the year ended December 31, 2010, we refinanced or closed property loans on 23 properties generating $449.4 million of proceeds from borrowings with a weighted average interest rate of 5.42%. Our share of the net proceeds after repayment of existing debt, payment of transaction costs and distributions to limited partners, was $138.9 million. We used these total net proceeds for capital expenditures and other corporate purposes. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, with a syndicate of financial institutions, which we refer to as the Credit Agreement. During 2010, we amended the Credit Agreement to, among other things, increase the revolving commitments from $180.0 million to $300.0 million, extend the maturity from May 2012 to May 2014 (both inclusive of a one year extension option) and reduce the LIBOR floor on the facility’s base interest rate from 2.00% to 1.50%. During 2010, we also repaid in full the remaining $90.0 million term loan that was outstanding as of December 31, 2009.
As of December 31, 2010, the Credit Agreement consisted of $300.0 million of revolving loan commitments. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 4.25% with a LIBOR floor of 1.50% or, at our option, a base rate equal to the prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2013, and may be extended for an additional year, subject to certain conditions, including payment of a 35.0 basis point fee on the total revolving commitments.
At December 31, 2010, we had no outstanding borrowings under the revolving credit facility. The amount available under the revolving credit facility at December 31, 2010, was $260.3 million (after giving effect to $39.7 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges of 1.40:1 and 1.20:1, respectively. For the twelve months ended December 31, 2010, as calculated based on the provisions in our Credit Agreement, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.57:1 and a ratio of earnings to fixed charges of 1.33:1. We expect to remain in compliance with these covenants during 2011. In the first quarter of 2012, the covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges required by our Credit Agreement will increase to 1.50:1 and 1.30:1, respectively.

Partners’ Capital Transactions
During the year ended December 31, 2010, we paid cash distributions totaling $60.2 million and $50.3 million to preferred unitholders and common unitholders, respectively.
During the year ended December 31, 2010, Aimco sold 4,000,000 shares of its 7.75% Class U Cumulative Preferred Stock for net proceeds of $96.1 million (after deducting underwriting discounts and commissions and transaction expenses of $3.3 million), and Aimco sold 600,000 shares of its Class A Common Stock pursuant to an At-The-Market, or ATM, offering program Aimco initiated during 2010, generating $14.4 million of net proceeds. Aimco contributed the net proceeds from these offerings to us in exchange for 4,000,000 units of our 7.75% Class U Cumulative Preferred Units and 600,000 common OP Units. We used the proceeds from the common OP unit issuance primarily to fund the acquisition of noncontrolling limited partnership interests for certain consolidated real estate partnerships.
During the year ended December 31, 2010, Aimco repurchased 20 shares, or $10.0 million in liquidation preference, of its CRA Preferred Stock for $7.0 million, and primarily using the proceeds from its issuance of preferred stock discussed above, Aimco redeemed the 4,040,000 outstanding shares of its 9.375% Class G Cumulative Preferred Stock for $101.0 million plus accrued and unpaid dividends of $2.2 million. Concurrent with Aimco’s repurchase and redemption, we repurchased from Aimco an equivalent number of our CRA Preferred Units and redeemed from Aimco all of the outstanding Class G Cumulative Preferred Units.
Pursuant to the ATM offering program discussed above, Aimco may issue up to 6.4 million additional shares of its Class A Common Stock. Additionally, we and Aimco have a shelf registration statement that provides for the issuance of debt securities by us and debt and equity securities by Aimco.
During the year ended December 31, 2010, we paid cash distributions of $44.5 million to noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2010 and late 2009.
During the year ended December 31, 2010, we acquired the remaining noncontrolling limited partnership interests in two consolidated partnerships, in which our affiliates serve as general partner, for total consideration of $19.9 million. This consideration consisted of $12.5 million in cash, $6.9 million in common OP Units and $0.5 million of other consideration.
Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report regarding payments due under contractual obligations and commitments as of December 31, 2010 (amounts in thousands):

		Less than			More than
	Total	One Year	1-3 Years	3-5 Years	5 Years

Long-term debt (1)	$5,504,801	$288,990	$986,396	$941,339	$3,288,076
Interest related to long-term debt (2)	2,223,580	308,220	550,958	447,195	917,207
Leases for space (3)	14,400	6,334	5,780	1,436	850
Other obligations (4)	3,750	3,750	—	—	—

Total	$7,746,531	$607,294	$1,543,134	$1,389,970	$4,206,133

(1)	Includes scheduled principal amortization and maturity payments related to our long-term debt.

(2)
Includes interest related to both fixed rate and variable rate debt. Interest related to variable rate debt is estimated based on the rate effective at December 31, 2010. Refer to Note 6 in the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(3)	Inclusive of leased space that has been abandoned as part of our organizational restructuring in 2008.

(4)	Represents a commitment to fund $3.8 million in second mortgage loans on certain properties in West Harlem, New York City.

In addition to the amounts presented in the table above, at December 31, 2010, we had $679.5 million (liquidation value) of perpetual preferred units held by Aimco outstanding with annual dividend yields ranging from 1.5% (variable) to 8.0%, and $82.6 million (liquidation value) of redeemable preferred units outstanding with annual distribution yields ranging from 1.8% to 8.8%, or equal to the dividends paid on common OP Units based on the conversion terms. As further discussed in Note 11 to the consolidated financial statements in Item 8, Aimco has a potential obligation to repurchase $20.0 million in liquidation preference its Series A Community Reinvestment Act Preferred Stock over the next two years for $14.0 million. Upon any repurchases required of Aimco under this agreement, we will repurchase from Aimco an equivalent number of our Series A Community Reinvestment Act Preferred Units.
As discussed in Note 5 to the consolidated financial statements in Item 8, we have notes receivable collateralized by second mortgages on certain properties in West Harlem in New York City. In certain circumstances, the obligor under these notes has the ability to put properties to us, which would result in a cash payment of approximately $30.6 million and the assumption of approximately $118.6 million in property debt. The obligor’s right to exercise the put is dependent upon the achievement of specified operating performance thresholds.
Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Future Capital Needs
In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, redevelopment projects, Capital Improvements and Capital Replacements principally with proceeds from property sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing (including tax credit equity) and operating cash flows.
Off-Balance Sheet Arrangements
We own general and limited partner interests in unconsolidated real estate partnerships, in which our total ownership interests typically range from less than 1% to 50% and in some instances may exceed 50%. There are no lines of credit, side agreements, or any other derivative financial instruments related to or between our unconsolidated real estate partnerships and us and no material exposure to financial guarantees. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships and any outstanding notes or accounts receivable as reported in our consolidated financial statements (see Note 4 of the consolidated financial statements in Item 8 for additional information about our investments in unconsolidated real estate partnerships).

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
As of December 31, 2010, on a consolidated basis, we had approximately $470.3 million of variable-rate indebtedness outstanding and $57.0 million of variable rate preferred OP Units outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $374.4 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1989 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to the Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Partnership’s common unitholders being increased) by $3.9 million and $4.2 million, respectively on an annual basis.
At December 31, 2010, we had approximately $450.4 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.

We estimate the fair value for our debt instruments using present value techniques that include income and market valuation approaches with market rates for debt with the same or similar terms. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.6 billion and $5.7 billion at December 31, 2010 and 2009, respectively. The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.5 billion and $5.7 billion at December 31, 2010 and 2009, respectively. See Note 6 and Note 7 to the consolidated financial statements in Item 8 for further details on our consolidated debt. Refer to Derivative Financial Instruments in Note 2 to the consolidated financial statements in Item 8 for further discussion regarding certain of our fixed rate debt that is subject to total rate of return swap instruments. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.6 billion to $5.3 billion. If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.6 billion to $6.0 billion.

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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on the assessment, management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.
The Partnership’s independent registered public accounting firm has issued an attestation report on the Partnership’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Partners
AIMCO Properties, L.P.
We have audited AIMCO Properties, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 24, 2011

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The board of directors of the General Partner consists of Terry Considine and Miles Cortez. The officers of Aimco are also the officers of the General Partner and hold the same titles. Additional information required by this item is presented under the captions “Board of Directors and Executive Officers” and “Corporate Governance Matters — Code of Ethics” in the proxy statement for Aimco’s 2011 annual meeting of stockholders and is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner’s executive officers and directors, and persons who own more than ten percent of a registered class of OP Units, to file reports (Forms 3, 4 and 5) of unit ownership and changes in unit ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and beneficial owners of more than ten percent of OP Units are required by SEC regulations to furnish us with copies of all such forms that they file. Based solely on our review of the copies of Forms 3, 4 and 5 and the amendments thereto received by us for the year ended December 31, 2010, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, we believe that during the period ended December 31, 2010, all filing requirements were complied with by the General Partner’s executive officers and directors and beneficial owners of more than ten percent of OP Units.
Audit Committee and Nominating and Corporate Governance Committee. The board of directors of the General Partner does not have a separate audit committee or nominating and corporate governance committee. Based on the structure of the Partnership and its relationship to Aimco, which has a separate audit committee and nominating and corporate governance committee, committees are not warranted for the Partnership. The audit committee of Aimco’s board of directors makes determinations concerning the engagement of the independent registered public accounting firm for Aimco and its subsidiaries, including the Partnership. In addition, the Aimco audit committee reviews with the independent registered public accounting firm the plans and results of the audit engagement, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of internal control over financial reporting. The Aimco audit committee currently consists of James N. Bailey, Richard S. Ellwood, Thomas L. Keltner, J. Landis Martin, Robert A. Miller, Kathleen M. Nelson and Michael A. Stein. Aimco’s board of directors has determined that Michael A. Stein is an “audit committee financial expert.” Aimco’s board of directors has also determined that each member of the audit committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange relating to audit committees.

Item 11.	Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at Fiscal Year End 2010,” “Option Exercises and Stock Vested in 2010,” and “Potential Payments Upon Termination or Change in Control” in the proxy statement for Aimco’s 2011 annual meeting of stockholders and is incorporated herein by reference. The directors of the General Partner do not receive additional compensation for serving as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The board of directors of the General Partner consists of Messrs. Considine and Cortez. Additional information required by this item is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2011 annual meeting of stockholders and is incorporated herein by reference. As of February 22, 2011, AIMCO-LP Trust held approximately 93% of the common partnership units outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this item is presented under the caption “Certain Relationships and Related Transactions” in the proxy statement for Aimco’s 2011 annual meeting of stockholders and is incorporated herein by reference. The directors of the General Partner are not independent.

Item 14.	Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2011 annual meeting of stockholders and is incorporated herein by reference.

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

10.1
Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)

10.6
First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)

10.7
Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Aimco, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated March 22, 2006, is incorporated herein by this reference)

10.8
Third Amendment to Senior Secured Credit Agreement, dated as of August 31, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 31, 2007, is incorporated herein by this reference)

10.9
Fourth Amendment to Senior Secured Credit Agreement, dated as of September 14, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 14, 2007, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.17
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.18
Employment Contract executed on December 29, 2008, by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.19
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.20
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

EXHIBIT NO.	DESCRIPTION

10.21
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.22	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

10.23	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.24	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.25	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIMCO PROPERTIES, L.P.
By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE Terry Considine
Chairman of the Board and
Chief Executive Officer

Date:	February 24, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY CONSIDINE Terry Considine	Chairman of the Board and Chief Executive Officer of the registrant’s general partner (principal executive officer)	February 24, 2011

/s/ MILES CORTEZ Miles Cortez	Director, Executive Vice President and Chief Administrative Officer of the registrant’s general partner	February 24 2011

/s/ ERNEST M. FREEDMAN Ernest M. Freedman	Executive Vice President and Chief Financial Officer of the registrant’s general partner (principal financial officer)	February 24, 2011

/s/ PAUL BELDIN Paul Beldin	Senior Vice President and Chief Accounting Officer of the registrant’s general partner (principal accounting officer)	February 24, 2011

AIMCO PROPERTIES, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
AIMCO Properties, L.P.
We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, during 2010 the Company adopted the provisions of Financial Accounting Standards Board, or FASB Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, and during 2009 adopted FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (codified in FASB Accounting Standards Codification Topic 810).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 24, 2011

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
(In thousands)

	2010	2009
ASSETS
Real estate:
Buildings and improvements	$7,328,734	$7,130,309
Land	2,139,431	2,121,044

Total real estate	9,468,165	9,251,353
Less accumulated depreciation	(2,934,407)	(2,539,521)

Net real estate ($867,053 and $850,398 related to VIEs)	6,533,758	6,711,832
Cash and cash equivalents ($34,808 and $23,366 related to VIEs)	111,325	81,260
Restricted cash ($55,186 and $56,179 related to VIEs)	201,406	218,660
Accounts receivable, net ($13,582 and $20,766 related to VIEs)	49,855	59,822
Accounts receivable from affiliates, net	8,392	23,744
Deferred financing costs, net	48,032	50,282
Notes receivable from unconsolidated real estate partnerships, net	10,896	14,295
Notes receivable from non-affiliates, net	126,726	125,269
Notes receivable from Aimco	17,230	16,371
Investment in unconsolidated real estate partnerships ($54,374 and $99,460 related to VIEs)	58,151	104,193
Other assets	170,589	185,816
Deferred income tax assets, net	58,736	42,015
Assets held for sale	—	288,580

Total assets	$7,395,096	$7,922,139

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property tax-exempt bond financing ($212,245 and $211,691 related to VIEs)	$514,506	$574,926
Non-recourse property loans payable ($442,055 and $385,453 related to VIEs)	4,943,277	4,761,493
Term loan	—	90,000
Other borrowings ($15,486 and $15,665 related to VIEs)	47,018	53,057

Total indebtedness	5,504,801	5,479,476

Accounts payable	27,322	29,819
Accrued liabilities and other ($79,170 and $62,503 related to VIEs)	250,106	286,328
Deferred income	150,815	178,878
Security deposits	35,322	34,052
Liabilities related to assets held for sale	—	246,556

Total liabilities	5,968,366	6,255,109

Redeemable preferred units (Note 11)	103,428	116,656

Commitments and contingencies (Note 8)	—	—

Partners’ capital:
Preferred units	657,601	660,500
General Partner and Special Limited Partner	264,182	521,692
Limited Partners	158,401	95,990
High Performance Units	(44,892)	(40,313)
Investment in Aimco Class A Common Stock	(4,397)	(4,621)

Partners’ capital attributable to the Partnership	1,030,895	1,233,248

Noncontrolling interests in consolidated real estate partnerships	292,407	317,126

Total partners’ capital	1,323,302	1,550,374

Total liabilities and partners’ capital	$7,395,096	$7,922,139

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per unit data)

	2010	2009	2008

REVENUES:
Rental and other property revenues	$1,109,381	$1,081,250	$1,080,048
Asset management and tax credit revenues	35,553	49,853	98,830

Total revenues	1,144,934	1,131,103	1,178,878

OPERATING EXPENSES:
Property operating expenses	510,179	506,803	519,241
Investment management expenses	14,487	15,779	24,784
Depreciation and amortization	426,060	427,666	376,473
Provision for operating real estate impairment losses	352	2,329	—
Provision for impairment losses on real estate development assets	—	—	91,138
General and administrative expenses	53,365	56,640	80,376
Other expenses, net	9,982	14,950	21,749
Restructuring costs	—	11,241	22,802

Total operating expenses	1,014,425	1,035,408	1,136,563

Operating income	130,509	95,695	42,315

Interest income	11,990	9,911	20,329
Provision for losses on notes receivable, net	(949)	(21,549)	(17,577)
Interest expense	(312,576)	(312,534)	(311,448)
Equity in losses of unconsolidated real estate partnerships	(23,112)	(11,401)	(4,736)
Gain on dispositions of unconsolidated real estate and other, net	10,675	21,570	97,403

Loss before income taxes and discontinued operations	(183,463)	(218,308)	(173,714)
Income tax benefit	18,433	17,487	56,574

Loss from continuing operations	(165,030)	(200,821)	(117,140)
Income from discontinued operations, net	76,265	156,841	744,928

Net (loss) income	(88,765)	(43,980)	627,788
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	13,301	(22,442)	(155,749)

Net (loss) income attributable to the Partnership	(75,464)	(66,422)	472,039
Net income attributable to the Partnership’s preferred unitholders	(58,554)	(56,854)	(61,354)
Net income attributable to participating securities	—	—	(6,985)

Net (loss) income attributable to the Partnership’s common unitholders	$(134,018)	$(123,276)	$403,700

Earnings (loss) per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(1.48)	$(1.77)	$(1.94)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.41	0.77	6.05

Net (loss) income attributable to the Partnership’s common unitholders	$(1.07)	$(1.00)	$4.11

Weighted average common units outstanding — basic and diluted	124,747	123,180	98,249

Distributions declared per common unit	$0.30	$0.40	$7.48

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARNERS’ CAPITAL
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

		General				Partners’
		Partner		High	Investment	Capital
		and Special		Perform-	In Aimco	Attributable	Non -	Total
	Preferred	Limited	Limited	ance	Common	to the	controlling	Partners’
	Units	Partner	Partners	Units	Stock	Partnership	Interests	Capital
Balances at December 31, 2007	$815,053	664,283	253,652	(28,740)	(6,151)	1,698,097	454,229	2,152,326
Redemption of preferred units held by Aimco	(27,000)	2,160	—	—	—	(24,840)	—	(24,840)
Common units redeemed by Limited Partners to Special Limited Partner	—	4,182	(4,182)	—	—	—	—	—
Contribution from Aimco related to employee stock purchases, net	—	1,671	—	—	—	1,671	—	1,671
Contribution from Aimco related to stock option exercises	—	481	—	—	—	481	—	481
Amortization of Aimco stock-based compensation	—	17,573	—	—	—	17,573	—	17,573
Contributions from noncontrolling interests	—	—	—	—	—	—	6,854	6,854
Adjustment to noncontrolling interests from consolidation of entities	—	—	—	—	—	—	14,969	14,969
Redemption of partnership units held by non-Aimco partners	(976)	—	(2,046)	(1,146)	—	(4,168)	—	(4,168)
Repurchase of common units related to Aimco common stock repurchases	—	(473,532)	—	—	—	(473,532)	—	(473,532)
Other, net	(1,083)	(488)	(8)	388	—	(1,191)	(572)	(1,763)
Net income	61,354	370,729	30,059	9,897	—	472,039	155,749	627,788
Common units issued to Aimco pursuant to Special Distributions	—	487,477	—	—	—	487,477	—	487,477
Distributions to noncontrolling interests	—	—	—	—	—	—	(249,456)	(249,456)
Distributions to common unitholders	—	(675,416)	(50,896)	(17,662)	1,042	(742,932)	—	(742,932)
Distributions to preferred unitholders	(62,700)	—	—	—	—	(62,700)		(62,700)
Reclassification of redeemable preferred units to temporary capital (Note 11)	(88,148)	—	—	—	—	(88,148)	—	(88,148)
Adjustment to reflect Limited Partners’ capital at redemption value	—	144,118	(144,118)	—	—	—	—	—

Balances at December 31, 2008	696,500	543,238	82,461	(37,263)	(5,109)	1,279,827	381,773	1,661,600
Redemption of preferred units held by Aimco	(6,000)	1,800	—	—	—	(4,200)	—	(4,200)
Common units redeemed by Limited Partners to Special Limited Partner	—	7,085	(7,085)	—	—	—	—	—
Amortization of Aimco stock-based compensation	—	8,007	—	—	—	8,007	—	8,007
Contributions from noncontrolling interests	—	—	—	—	—	—	5,535	5,535
Redemption of partnership units held by non-Aimco partners	—	—	(980)	—	—	(980)	—	(980)
Other, net	—	4,164	—	—	—	4,164	(720)	3,444
Net income (loss)	50,566	(114,390)	(6,539)	(2,347)	—	(72,710)	22,442	(50,268)
Common units issued to Aimco pursuant to Special Distributions	—	148,746	—	—	—	148,746	—	148,746
Distributions to noncontrolling interests	—	—	—	—	—	—	(91,904)	(91,904)
Distributions to common unitholders	—	(46,880)	(1,945)	(703)	488	(49,040)	—	(49,040)
Distributions to preferred unitholders	(50,566)	—	—	—	—	(50,566)	—	(50,566)
Reclassification of redeemable preferred units to temporary capital (Note 11)	(30,000)	—	—	—	—	(30,000)	—	(30,000)
Adjustment to reflect Limited Partners’ capital at redemption value	—	(30,078)	30,078	—	—	—	—	—

Balances at December 31, 2009	660,500	521,692	95,990	(40,313)	(4,621)	1,233,248	317,126	1,550,374
See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARNERS’ CAPITAL
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

		General				Partners’
		Partner		High	Investment	Capital
		and Special		Perform-	In Aimco	Attributable	Non -	Total
	Preferred	Limited	Limited	ance	Common	to the	controlling	Partners’
	Units	Partner	Partners	Units	Stock	Partnership	Interests	Capital
Issuance of preferred units to Aimco	98,101	(3,346)	—	—	—	94,755	—	94,755
Redemption of preferred units held by Aimco	(102,511)	4,511	—	—	—	(98,000)	—	(98,000)
Common units issued to Aimco	—	14,046	—	—	—	14,046	—	14,046
Common units issued in exchange for noncontrolling interests in consolidated real estate partnerships	—	—	6,854	—	—	6,854	—	6,854
Redemption of partnership units held by non-Aimco partners	—	—	(3,495)	(76)	—	(3,571)	—	(3,571)
Repayments on Aimco officer notes	—	577	—	—	—	577	—	577
Contribution from Aimco related to employee stock purchases, net	—	2,176	—	—	—	2,176	—	2,176
Amortization of Aimco stock-based compensation	—	8,182	—	—	—	8,182	—	8,182
Contributions from noncontrolling interests	—	—	—	—	—	—	7,422	7,422
Adjustment to noncontrolling interests from consolidation of entities	—	—	—	—	—	—	6,324	6,324
Adjustment to noncontrolling interests related to revision of investment balances (Note 2)	—	—	—	—	—	—	(38,718)	(38,718)
Effect of changes in ownership for consolidated entities (Note 3)	—	(25,586)	(1,291)	(514)	—	(27,391)	5,533	(21,858)
Cumulative effect of a change in accounting principle (Note 2)	—	(25,759)	(1,340)	(521)	—	(27,620)	50,775	23,155
Change in accumulated other comprehensive loss	—	(875)	(45)	(18)	—	(938)	(167)	(1,105)
Other, net	—	(472)	—	—	—	(472)	1,876	1,404
Net income (loss)	53,590	(125,018)	(6,486)	(2,514)	—	(80,428)	(13,301)	(93,729)
Distributions to noncontrolling interests	—	—	—	—	—	—	(44,463)	(44,463)
Distributions to common unitholders	—	(35,304)	(2,428)	(936)	224	(38,444)	—	(38,444)
Distributions to preferred unitholders	(52,079)	—	—	—	—	(52,079)	—	(52,079)
Adjustment to reflect Limited Partners’ capital at redemption value	—	(70,642)	70,642	—	—	—	—	—

Balances at December 31, 2010	$657,601	$264,182	$158,401	$(44,892)	$(4,397)	$1,030,895	$292,407	$1,323,302

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(88,765)	$(43,980)	$627,788

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	426,060	427,666	376,473
Provision for impairment losses on real estate development assets	—	—	91,138
Provision for operating real estate impairment losses	352	2,329	—
Equity in losses of unconsolidated real estate partnerships	23,112	11,401	4,736
Gain on dispositions of unconsolidated real estate and other	(10,675)	(21,570)	(97,403)
Income tax benefit	(18,433)	(17,487)	(56,574)
Stock-based compensation expense	7,331	6,666	13,833
Amortization of deferred loan costs and other	9,742	10,399	9,432
Distributions of earnings from unconsolidated entities	1,231	4,893	14,619
Discontinued operations:
Depreciation and amortization	10,773	67,902	139,075
Gain on disposition of real estate	(94,901)	(221,770)	(800,270)
Other adjustments to income from discontinued operations	20,210	52,531	70,585
Changes in operating assets and operating liabilities:
Accounts receivable	25,561	27,067	4,848
Other assets	15,708	18,134	74,425
Accounts payable, accrued liabilities and other	(69,806)	(90,369)	(32,337)

Total adjustments	346,265	277,792	(187,420)

Net cash provided by operating activities	257,500	233,812	440,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	—	(112,655)
Capital expenditures	(178,929)	(300,344)	(665,233)
Proceeds from dispositions of real estate	218,571	875,931	2,060,344
Proceeds from sale of interests and distributions from real estate partnerships	19,707	25,067	94,277
Purchases of partnership interests and other assets	(9,399)	(6,842)	(28,121)
Originations of notes receivable	(1,190)	(5,778)	(6,911)
Proceeds from repayment of notes receivable	5,699	5,264	8,929
Net increase in cash from consolidation and deconsolidation of entities	13,128	98	241
Distributions received from Aimco	224	488	1,042
Other investing activities	18,788	36,858	(6,002)

Net cash provided by investing activities	86,599	630,742	1,345,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	449,384	772,443	949,549
Principal repayments on property loans	(426,662)	(1,076,318)	(1,291,543)
Proceeds from tax-exempt bond financing	—	15,727	50,100
Principal repayments on tax-exempt bond financing	(66,466)	(157,862)	(217,361)
Payments on term loans	(90,000)	(310,000)	(75,000)
(Payments on) proceeds from other borrowings	(13,469)	(40,085)	21,367
Proceeds from issuance of preferred units to Aimco	96,110	—	—
Proceeds from issuance of common units to Aimco	14,350	—	—
Repurchases and redemptions of preferred units from Aimco	(108,000)	(4,200)	(24,840)
Repurchase of common units from Aimco	—	—	(502,296)
Proceeds from Aimco Class A Common Stock option exercises	1,806	—	481
Payment of distributions to preferred units	(60,165)	(59,172)	(62,733)
Payment of distributions to General Partner and Special Limited Partner	(46,953)	(95,823)	(213,328)
Payment of distributions to Limited Partners	(2,428)	(15,403)	(55,770)
Payment of distributions to High Performance Units	(936)	(5,580)	(18,757)
Payment of distributions to noncontrolling interests	(44,463)	(92,421)	(248,537)
Other financing activities	(16,142)	(14,276)	(8,396)

Net cash used in financing activities	(314,034)	(1,082,970)	(1,697,064)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,065	(218,416)	89,215
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	81,260	299,676	210,461

CASH AND CASH EQUIVALENTS AT END OF YEAR	$111,325	$81,260	$299,676

See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$311,432	$348,341	$434,645
Cash paid for income taxes	1,899	4,560	13,780
Non-cash transactions associated with the disposition of real estate:
Secured debt assumed in connection with the disposition of real estate	157,629	314,265	157,394
Issuance of notes receivable in connection with the disposition of real estate	4,544	3,605	10,372
Non-cash transactions associated with consolidation and deconsolidation of real estate partnerships:
Real estate, net	80,629	6,058	25,830
Investments in and notes receivable primarily from affiliated entities	41,903	4,326	4,497
Restricted cash and other assets	3,290	(1,682)	5,483
Non-recourse debt	61,211	2,031	22,036
Noncontrolling interests in consolidated real estate partnerships	57,099	2,225	11,896
Accounts payable, accrued and other liabilities	20,640	4,544	2,124
Other non-cash transactions:
Redemption of common OP Units for Aimco Class A Common Stock	—	7,085	4,182
Cancellation of notes receivable from officers of Aimco	(251)	(1,452)	(385)
Common OP Units issued to Aimco pursuant to special distributions (Note 11)	—	(148,746)	(487,477)
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships (Note 3)	6,854	—	—
See notes to consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
Our principal financial objective is to provide predictable and attractive returns to our unitholders. Our business plan to achieve this objective is to:
•
own and operate a broadly diversified portfolio of primarily class “B/B+” assets with properties concentrated in the 20 largest markets in the United States (as measured by total apartment value, which is the estimated total market value of apartment properties in a particular market);

•
improve our portfolio by selling assets with lower projected returns and reinvesting those proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, including increased ownership or redevelopment; and

•	provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity.
As of December 31, 2010, we:
•	owned an equity interest in 219 conventional real estate properties with 68,972 units;
•	owned an equity interest in 228 affordable real estate properties with 26,540 units; and
•
provided services for or managed 27,182 units in 321 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund.

Of these properties, we consolidated 217 conventional properties with 67,668 units and 182 affordable properties with 22,207 units. These conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined in Note 17) during the year ended December 31, 2010. Any reference to the number of properties or units is unaudited.
At December 31, 2010, we had outstanding 123,772,935 common OP Units, 27,963,126 preferred OP Units and 2,339,950 High Performance Units. At December 31, 2010, Aimco owned 117,642,872 of the common OP Units and 24,900,114 of the preferred OP Units.
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
Effective January 1, 2010, we adopted the provisions of FASB Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, on a prospective basis. ASU 2009-17, which modified the guidance in FASB ASC Topic 810, introduced a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements.
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

As a result of our adoption of ASU 2009-17, we concluded we are the primary beneficiary of, and therefore consolidated, 49 previously unconsolidated partnerships. Those partnerships own, or control other entities that own, 31 apartment properties. Our direct and indirect interests in the profits and losses of those partnerships range from less than 1% to 35%, and average approximately 7%. We applied the practicability exception for initial measurement of consolidated VIEs to partnerships that own 13 properties and accordingly recognized the consolidated assets, liabilities and noncontrolling interests at fair value effective January 1, 2010 (refer to the Fair Value Measurements section for further information regarding certain of the fair value amounts recognized upon consolidation). We deconsolidated partnerships that own ten apartment properties in which we hold an average interest of approximately 55%. The initial consolidation and deconsolidation of these partnerships resulted in increases (decreases), net of intercompany eliminations, in amounts included in our consolidated balance sheet as of January 1, 2010, as follows (in thousands):

	Consolidation	Deconsolidation
Real estate, net	$143,986	$(86,151)
Cash and cash equivalents and restricted cash	25,056	(7,425)
Accounts and notes receivable	(12,249)	6,002
Investment in unconsolidated real estate partnerships	31,579	11,302
Other assets	3,870	(1,084)

Total assets	$192,242	$(77,356)

Total indebtedness	$129,164	$(56,938)
Accrued and other liabilities	34,426	(14,921)

Total liabilities	163,590	(71,859)

Cumulative effect of a change in accounting principle:
Noncontrolling interests	59,276	(8,501)
The Partnership	(30,624)	3,004

Total partners’ capital	28,652	(5,497)

Total liabilities and partners’ capital	$192,242	$(77,356)

In periods prior to 2009, when consolidated real estate partnerships made cash distributions to partners in excess of the carrying amount of the noncontrolling interest, we generally recorded a charge to earnings equal to the amount of such excess distribution, even though there was no economic effect or cost. Also prior to 2009, we allocated the noncontrolling partners’ share of partnership losses to noncontrolling partners to the extent of the carrying amount of the noncontrolling interest. Consolidation of a partnership does not ordinarily result in a change to the net amount of partnership income or loss that is recognized using the equity method. However, prior to 2009, when a partnership had a deficit in equity, accounting principles generally accepted in the United States of America, or GAAP, may have required the controlling partner that consolidates the partnership to recognize any losses that would otherwise be allocated to noncontrolling partners, in addition to the controlling partner’s share of losses. Certain of the partnerships that we consolidated in accordance with ASU 2009-17 had deficits in equity that resulted from losses or deficit distributions during prior periods when we accounted for our investment using the equity method. We would have been required to recognize the noncontrolling partners’ share of those losses had we consolidated those partnerships in those periods prior to 2009. In accordance with our prospective transition method for the adoption of ASU 2009-17 related to our consolidation of previously unconsolidated partnerships, we recorded a $30.6 million charge to our partners’ capital, the majority of which was attributed to the cumulative amount of additional losses that we would have recognized had we applied ASU 2009-17 in periods prior to 2009. Substantially all of those losses were attributable to real estate depreciation expense.

Our consolidated statements of operations for the year ended December 31, 2010, include the following amounts for the entities and related real estate properties consolidated as of January 1, 2010, in accordance with ASU 2009-17 (in thousands):

2010
Rental and other property revenues	$32,216
Property operating expenses	(19,192)
Depreciation and amortization	(10,624)
Other expenses	(2,038)

Operating income	362
Interest income	33
Interest expense	(8,370)
Equity in losses of unconsolidated real estate partnerships	(17,895)
Gain on disposition of unconsolidated real estate and other	7,360

Net loss	(18,510)
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	19,328

Net income attributable to the Partnership	$818

Our equity in the results of operations of the partnerships and related properties we deconsolidated in connection with our adoption of ASU 2009-17 is included in equity in earnings or losses of unconsolidated real estate partnerships in our consolidated statements of operations for the year ended December 31, 2010. The amounts related to these entities are not significant.
As of December 31, 2010, we were the primary beneficiary of, and therefore consolidated, approximately 137 VIEs, which owned 96 apartment properties with 14,054 units. Real estate with a carrying value of $867.1 million collateralized $654.3 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of December 31, 2010, we also held variable interests in 276 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 329 apartment properties with 20,570 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. The majority of our investments in unconsolidated VIEs, or approximately $48.9 million at December 31, 2010, are held through consolidated investment partnerships that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated investment partnerships that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated investment partnerships, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $5.5 million at December 31, 2010, is held through consolidated investment partnerships that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $5.5 million recorded investment in such entities.
In addition to our investments in unconsolidated VIEs discussed above, at December 31, 2010, we had in aggregate $101.7 million of receivables from unconsolidated VIEs and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $3.8 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
Acquisition of Real Estate Assets and Related Depreciation and Amortization
We adopted the provisions of FASB Statement of Financial Accounting Standards No. 141(R), Business Combinations — a replacement of FASB Statement No. 141, or SFAS 141(R), which are codified in FASB ASC Topic 805, effective January 1, 2009. These provisions apply to all transactions or events in which an entity obtains control of one or more businesses, including those effected without the transfer of consideration, for example, by contract or through a lapse of minority veto rights. These provisions require the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and require expensing of most transaction and restructuring costs.

We believe most operating real estate assets meet SFAS 141(R)’s revised definition of a business. Accordingly, in connection with our 2009 adoption of SFAS 141(R), we retroactively adjusted our results of operations for the year ended December 31, 2008, to expense $3.5 million of transaction costs incurred prior to December 31, 2008. This retroactive adjustment is reflected in investment management expenses in our accompanying consolidated statements of operations and reduced basic and diluted earnings per unit amounts by $0.04 for the year ended December 31, 2008.
Effective January 1, 2009, we recognize at fair value the acquisition of properties or interests in partnerships that own properties if the transaction results in consolidation and we expense as incurred most related transaction costs. We allocate the cost of acquired properties to tangible assets and identified intangible assets based on their fair values. We determine the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, generally using internal valuation techniques that consider comparable market transactions, discounted cash flow techniques, replacement costs and other available information. We determine the fair value of identified intangible assets (or liabilities), which typically relate to in-place leases, using internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and our experience in leasing similar properties. The intangible assets or liabilities related to in-place leases are comprised of:
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
At December 31, 2010 and 2009, deferred income in our consolidated balance sheets includes below-market lease amounts totaling $27.9 million and $31.8 million, respectively, which are net of accumulated amortization of $24.9 million and $21.0 million, respectively. During the years ended December 31, 2010, 2009 and 2008, we included amortization of below-market leases of $3.9 million, $4.4 million and $4.4 million, respectively, in rental and other property revenues in our consolidated statements of operations. At December 31, 2010, our below-market leases had a weighted average amortization period of 7.0 years and estimated aggregate amortization for each of the five succeeding years as follows (in millions):

	2011	2012	2013	2014	2015
Estimated amortization	$3.6	$3.2	$2.8	$2.5	$2.3
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
For the years ended December 31, 2010, 2009 and 2008, for continuing and discontinued operations, we capitalized $11.6 million, $9.8 million and $25.7 million of interest costs, respectively, and $25.3 million, $40.0 million and $78.1 million of site payroll and indirect costs, respectively.
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
In addition to the impairments of Lincoln Place and Pacific Bay Vistas, based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2010 and 2009, we recorded real estate impairment losses of $0.4 million and $2.3 million, respectively, related to properties classified as held for use. For the year ended December 31, 2008, we recorded no similar impairment losses related to properties classified as held for use.
We report impairment losses or recoveries related to properties sold or classified as held for sale in discontinued operations.
Our tests of recoverability address real estate assets that do not currently meet all conditions to be classified as held for sale, but are expected to be disposed of prior to the end of their estimated useful lives. If an impairment loss is not required to be recorded, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We also may adjust depreciation prospectively to reduce to zero the carrying amount of buildings that we plan to demolish in connection with a redevelopment project. These depreciation adjustments decreased net income available to the Partnership’s common unitholders by $0.2 million, $19.6 million and $11.8 million, and resulted in decreases in basic and diluted earnings per unit of less than $0.01, $0.16 and $0.12, for the years ended December 31, 2010, 2009 and 2008, respectively.
Cash Equivalents
We classify highly liquid investments with an original maturity of three months or less as cash equivalents.
Restricted Cash
Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts and tax and insurance escrow accounts held by lenders.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are generally comprised of amounts receivable from residents, amounts receivable from non-affiliated real estate partnerships for which we provide property management and other services and other miscellaneous receivables from non-affiliated entities. We evaluate collectibility of accounts receivable from residents and establish an allowance, after the application of security deposits and other anticipated recoveries, for accounts greater than 30 days past due for current residents and all receivables due from former residents. Accounts receivable from residents are stated net of allowances for doubtful accounts of approximately $2.1 million and $1.4 million as of December 31, 2010 and 2009, respectively.
We evaluate collectibility of accounts receivable from non-affiliated entities and establish an allowance for amounts that are considered to be uncollectible. Accounts receivable relating to non-affiliated entities are stated net of allowances for doubtful accounts of approximately $1.0 million and $0.3 million as of December 31, 2010 and 2009, respectively.
Accounts Receivable and Allowance for Doubtful Accounts from Affiliates
Accounts receivable from affiliates are generally comprised of receivables related to property management and other services provided to unconsolidated real estate partnerships in which we have an ownership interest. We evaluate collectibility of accounts receivable balances from affiliates on a periodic basis, and establish an allowance for the amounts deemed to be uncollectible. Accounts receivable from affiliates are stated net of allowances for doubtful accounts of approximately $1.5 million and $1.9 million as of December 31, 2010 and 2009, respectively.
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
Notes Receivable from Unconsolidated Real Estate Partnerships and Non-Affiliates and Related Interest Income and Provision for Losses
Notes receivable from unconsolidated real estate partnerships and from non-affiliates represent our two portfolio segments, as defined in FASB Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, that we use to evaluate for potential loan loss. Notes receivable from unconsolidated real estate partnerships consist primarily of notes receivable from partnerships in which we are the general partner but do not consolidate the partnership. These loans are typically due on demand, have no stated maturity date and may not require current payments of principal or interest. Notes receivable from non-affiliates have stated maturity dates and may require current payments of principal and interest. Repayment of these notes is subject to a number of variables, including the performance and value of the underlying real estate properties and the claims of unaffiliated mortgage lenders, which are generally senior to our claims. Our notes receivable consist of two classes: loans extended by us that we carry at the face amount plus accrued interest, which we refer to as “par value notes;” and loans extended by predecessors whose positions we generally acquired at a discount, which we refer to as “discounted notes.”
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

We assess the collectibility of notes receivable on a periodic basis, which assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We update our cash flow projections of the borrowers annually, and more frequently for certain loans depending on facts and circumstances. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. Factors that affect this assessment include the fair value of the partnership’s real estate, pending transactions to refinance the partnership’s senior obligations or sell the partnership’s real estate, and market conditions (current and forecasted) related to a particular asset. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. In certain instances where other sources of cash flow are available to repay the loan, the impairment is measured by discounting the estimated cash flows at the loan’s original effective interest rate. See Note 5 for further discussion of our notes receivable.
Investments in Unconsolidated Real Estate Partnerships
We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment properties. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, our share of the earnings or losses of the entity for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships, inclusive of our share of impairments and property disposition gains recognized by and related to such entities. Certain investments in real estate partnerships that were acquired in business combinations were determined to have insignificant value at the acquisition date and are accounted for under the cost method. Any distributions received from such partnerships are recognized as income when received.
The excess of the cost of the acquired partnership interests over the historical carrying amount of partners’ equity or deficit is ascribed generally to the fair values of land and buildings owned by the partnerships. We amortize the excess cost related to the buildings over the estimated useful lives of the buildings. Such amortization is recorded as a component of equity in earnings (losses) of unconsolidated real estate partnerships. See Note 4 for further discussion of Investments in Unconsolidated Real Estate Partnerships.
Intangible Assets
At December 31, 2010 and 2009, other assets included goodwill associated with our reportable segments of $67.1 million and $71.8 million, respectively. We perform an annual impairment test of goodwill that compares the fair value of reporting units with their carrying amounts, including goodwill. We determined that our goodwill was not impaired in 2010, 2009 or 2008.
During the years ended December 31, 2010 and 2009, we allocated $4.7 million and $10.1 million, respectively, of goodwill related to our reportable segments (conventional and affordable real estate operations) to the carrying amounts of the properties sold or classified as held for sale. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill as allocated. During 2008, we did not allocate any goodwill to properties sold or classified as held for sale as real estate properties were not considered businesses under then applicable GAAP.
Other assets also includes intangible assets for purchased management contracts with finite lives that we amortize on a straight-line basis over terms ranging from five to 20 years and intangible assets for in-place leases as discussed under Acquisition of Real Estate Assets and Related Depreciation and Amortization.
Capitalized Software Costs
Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. We write-off the costs of software development projects when it is no longer probable that the software will be completed and placed in service. For the years ended December 31, 2010, 2009 and 2008, we capitalized software development costs totaling $8.7 million, $5.6 million and $20.9 million, respectively. At December 31, 2010 and 2009, other assets included $28.1 million and $29.7 million of net capitalized software, respectively. During the years ended December 31, 2010, 2009 and 2008, we recognized amortization of capitalized software of $10.2 million, $11.5 million and $10.0 million, respectively, which is included in depreciation and amortization in our consolidated statements of operations.

During the year ended December 31, 2008, we reassessed our approach to communication technology needs at our properties, which resulted in the discontinuation of an infrastructure project and a $5.4 million write-off of related hardware and capitalized internal and consulting costs included in other assets. The write-off, which is net of sales proceeds, is included in other expenses, net. During the year ended December 31, 2008, we additionally recorded a $1.6 million write-off of certain software and hardware assets that are no longer consistent with our information technology strategy. This write-off is included in depreciation and amortization. There were no similar write-offs during the years ended December 31, 2010 or 2009.
Noncontrolling Interests
Effective January 1, 2009, we adopted the provisions of FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160, which are codified in FASB ASC Topic 810. These provisions clarified that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements. These provisions require disclosure, on the face of the consolidated statements of operations, of the amounts of consolidated net income (loss) and other comprehensive income (loss) attributable to controlling and noncontrolling interests, eliminating the past practice of reporting amounts of income attributable to noncontrolling interests as an adjustment in arriving at consolidated net income. These provisions also require us to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity accounts, and in some instances, recognize a gain or loss in net income when a subsidiary is deconsolidated.
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
Noncontrolling Interests in Consolidated Real Estate Partnerships
We report the unaffiliated partners’ interests in our consolidated real estate partnerships as noncontrolling interests in consolidated real estate partnerships. Noncontrolling interests in consolidated real estate partnerships represent the noncontrolling partners’ share of the underlying net assets of our consolidated real estate partnerships. Prior to 2009, when these consolidated real estate partnerships made cash distributions to partners in excess of the carrying amount of the noncontrolling interest, we generally recorded a charge equal to the amount of such excess distribution, even though there was no economic effect or cost. These charges are reported in the consolidated statements of operations for the year ended December 31, 2008, within noncontrolling interests in consolidated real estate partnerships. Also prior to 2009, we allocated the noncontrolling partners’ share of partnership losses to noncontrolling partners to the extent of the carrying amount of the noncontrolling interest. We generally recorded a charge when the noncontrolling partners’ share of partnership losses exceeds the carrying amount of the noncontrolling interest, even though there is no economic effect or cost. These charges are reported in the consolidated statements of operations within noncontrolling interests in consolidated real estate partnerships. We did not record charges for distributions or losses in certain limited instances where the noncontrolling partner had a legal obligation and financial capacity to contribute additional capital to the partnership. For the year ended December 31, 2008, we recorded charges for partnership losses resulting from depreciation of approximately $9.0 million that were not allocated to noncontrolling partners because the losses exceeded the carrying amount of the noncontrolling interest.
Noncontrolling interests in consolidated real estate partnerships consist primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. The terms of the related partnership agreements generally require the partnership to be liquidated following the sale of the partnership’s real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. The aggregate carrying amount of noncontrolling interests in consolidated real estate partnerships is approximately $292.4 million at December 31, 2010. The aggregate fair value of these interests varies based on the fair value of the real estate owned by the partnerships. Based on the number of classes of finite-life noncontrolling interests, the number of properties in which there is direct or indirect noncontrolling ownership, complexities in determining the allocation of liquidation proceeds among partners and other factors, we believe it is impracticable to determine the total required payments to the noncontrolling interests in an assumed liquidation at December 31, 2010. As a result of real estate depreciation that is recognized in our financial statements and appreciation in the fair value of real estate that is not recognized in our financial statements, we believe that the aggregate fair value of our noncontrolling interests exceeds their aggregate carrying amount. As a result of our ability to control real estate sales and other events that require payment of noncontrolling interests and our expectation that proceeds from real estate sales will be sufficient to liquidate related noncontrolling interests, we anticipate that the eventual liquidation of these noncontrolling interests will not have an adverse impact on our financial condition.

Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the year ended December 31, 2010 is shown in the consolidated statement of partners’ capital and further discussed in Note 3. Our purchase of additional interests in consolidated real estate partnerships had no significant effect on our partners’ capital during the years ended December 31, 2009 and 2008. The effect on our partners’ capital of sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as sales of real estate and accordingly the effect on our partners’ capital is reflected as gains on disposition of real estate, less the amounts of such gains attributable to noncontrolling interests, within consolidated net (loss) income attributable to the Partnership’s common unitholders.
Revenue Recognition
Our properties have operating leases with apartment residents with terms averaging 12 months. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. We recognize revenues from property management, asset management, syndication and other services when the related fees are earned and are realized or realizable.
Advertising Costs
We generally expense all advertising costs as incurred to property operating expense. For the years ended December 31, 2010, 2009 and 2008, for both continuing and discontinued operations, total advertising expense was $14.2 million, $21.7 million and $31.8 million, respectively.
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
Tax Credit Arrangements
We sponsor certain partnerships that own and operate apartment properties that qualify for tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, and for the U.S. Department of Housing and Urban Development, or HUD, subsidized rents under HUD’s Section 8 program. These partnerships acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less. We market limited partner interests of at least 99 percent to unaffiliated institutional investors (which we refer to as tax credit investors or investors) and receive a syndication fee from each investor upon such investor’s admission to the partnership. At inception, each investor agrees to fund capital contributions to the partnerships. We agree to perform various services for the partnerships in exchange for fees over the expected duration of the tax credit service period. The related partnership agreements generally require adjustment of each tax credit investor’s required capital contributions if actual tax benefits to such investor differ from projected amounts.

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
During the year ended December 31, 2010, we recognized a net $1.0 million reduction of syndication fees due to our determination that certain syndication fees receivable were uncollectible. We recognized no syndication fee income during the year ended December 31, 2009. During the year ended December 31, 2008, we recognized syndication fee income of $3.4 million. During the years ended December 31, 2010, 2009 and 2008 we recognized revenue associated with the delivery of tax benefits of $28.9 million, $36.6 million and $29.4 million, respectively. At December 31, 2010 and 2009, $114.7 million and $148.1 million, respectively, of investor contributions in excess of the recognized revenue were included in deferred income in our consolidated balance sheets.
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
As of December 31, 2010 and 2009, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $2.7 million and $1.6 million, respectively, reflected in accrued liabilities and other in our consolidated balance sheets. At December 31, 2010, these interest rate swaps had a weighted average term of 10.1 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive income (loss) within partners’ capital to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within partners’ capital and as an adjustment of earnings (ineffectiveness) are discussed in the foregoing Fair Value Measurements section.
If the forward rates at December 31, 2010 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.6 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.

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
Borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $276.9 million and $352.7 million at December 31, 2010 and 2009, respectively, are reflected as variable rate borrowings in Note 6. Due to changes in the estimated fair values of these debt instruments and the corresponding total rate of return swaps, we increased the carrying amount of property loans payable by $4.8 million and $5.2 million for the years ended December 31, 2010 and 2009, respectively, and reduced the carrying amount of property loans payable by $20.1 million for the year ended December 31, 2008, with offsetting adjustments to the swap values in accrued liabilities, resulting in no net effect on net income. Refer to the foregoing Fair Value Measurements section for further discussion of fair value measurements related to these arrangements. During 2010, 2009 and 2008, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At December 31, 2010, the weighted average fixed receive rate under the total return swaps was 6.8% and the weighted average variable pay rate was 1.6%, based on the applicable SIFMA and 30-day LIBOR rates effective as of that date. Further information related to our total return swaps as of December 31, 2010 is as follows (dollars in millions):

		Weighted
	Year of	Average		Year of	Weighted Average Swap
	Debt	Debt Interest	Swap Notional	Swap	Variable Pay Rate at
Debt Principal	Maturity	Rate	Amount	Maturity	December 31, 2010
$29.2	2012	7.5%	$29.2	2012	1.6%
24.0	2015	6.9%	24.0	2012	1.1%
93.0	2031	7.4%	93.0	2012	1.1%
106.1	2036	6.2%	106.5	2012	2.2%
12.1	2038	5.5%	12.1	2012	1.0%
12.5	2048	6.5%	12.5	2012	1.0%

$276.9			$277.3

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
Real Estate
From time to time, we may be required to recognize an impairment loss to the extent the carrying amount of a property exceeds the estimated fair value, for properties classified as held for use, or the estimated fair value, less estimated selling costs, for properties classified as held for sale. Additionally, we are generally required to initially measure real estate recognized in connection with our consolidation of real estate partnerships at fair value.
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
Interest Rate Swaps
We recognized interest rate swaps at their estimated fair value. We estimate the fair value of interest rate swaps using an income approach with primarily observable inputs, including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
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
Non-recourse Property Debt
We recognize changes in the fair value of the non-recourse property debt subject to total rate of return swaps discussed above, which we have designated as fair value hedges. Additionally, we are generally required to initially measure non-recourse property debt recognized in connection with our consolidation of real estate partnerships at fair value.
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
The table below presents amounts at December 31, 2010, 2009 and 2008 (and the changes in fair value between such dates) for significant items measured in our consolidated balance sheets at fair value on a recurring basis (in thousands). Certain of these fair value measurements are based on significant unobservable inputs classified within Level 3 of the valuation hierarchy. When a determination is made to classify a fair value measurement within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 fair value measurements typically include, in addition to the unobservable or Level 3 components, observable components that can be validated to observable external sources; accordingly, the changes in fair value in the table below are due in part to observable factors that are part of the valuation methodology.

	Level 2	Level 3
			Changes in Fair
			Value of Debt
	Interest Rate	Total Rate of	Subject to Total Rate
	Swaps	Return Swaps	of Return Swaps	Total
Fair value at December 31, 2008	$(2,557)	$(29,495)	$29,495	$(2,557)
Unrealized gains (losses) included in earnings (1)(2)	(447)	5,188	(5,188)	(447)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in partners’ capital	1,408	—	—	1,408

Fair value at December 31, 2009	$(1,596)	$(24,307)	$24,307	$(1,596)
Unrealized gains (losses) included in earnings (1)(2)	(45)	4,765	(4,765)	(45)
Realized gains (losses) included in earnings	—	—	—	—
Unrealized gains (losses) included in partners’ capital	(1,105)	—	—	(1,105)

Fair value at December 31, 2010	$(2,746)	$(19,542)	$19,542	$(2,746)

(1)	Unrealized gains (losses) relate to periodic revaluations of fair value and have not resulted from the settlement of a swap position.

(2)	Included in interest expense in the accompanying consolidated statements of operations.

The table below presents information regarding significant amounts measured at fair value in our consolidated financial statements on a nonrecurring basis during the years ended December 31, 2010 and 2009, all of which were based, in part, on significant unobservable inputs classified within Level 3 of the valuation hierarchy (in thousands):

	2010		2009
	Fair Value		Fair Value
	Measurement	Gain (loss)	Measurement	Gain (loss)
Real estate (impairment losses) (1)	$62,111	$(12,043)	$425,345	$(48,542)
Real estate (newly consolidated) (2)	117,083	1,104	10,798	—
Property debt (newly consolidated) (2)	83,890	—	2,031	—
Investment in Casden Properties LLC (Note 5)	—	—	10,000	(20,740)

(1)
During the year ended December 31, 2010 and 2009, we reduced the aggregate carrying amounts of $74.2 million and $473.9 million, respectively, for real estate assets classified as held for sale to their estimated fair value, less estimated costs to sell. These impairment losses recognized generally resulted from a reduction in the estimated holding period for these assets. In periods prior to their classification as held for sale, we evaluated the recoverability of their carrying amounts based on an analysis of the undiscounted cash flows over the then anticipated holding period.

(2)
In connection with our adoption of ASU 2009-17 (see preceding discussion of Variable Interest Entities) and reconsideration events during the year ended December 31, 2010, we consolidated 17 partnerships at fair value. With the exception of such partnerships’ investments in real estate properties and related non-recourse property debt obligations, we determined the carrying amounts of the related assets and liabilities approximated their fair values. The difference between our recorded investments in such partnerships and the fair value of the assets and liabilities recognized in consolidation, resulted in an adjustment of consolidated partners’ capital (allocated between the Partnership and noncontrolling interests) for those partnerships consolidated in connection with our adoption of ASU 2009-17. For the partnerships we consolidated at fair value due to reconsideration events during the year ended December 31, 2010, the difference between our recorded investments in such partnerships and the fair value of the assets, liabilities and noncontrolling interests recognized upon consolidation resulted in our recognition of a gain, which is included in gain on disposition of unconsolidated real estate and other in our consolidated statement of operations for the year ended December 31, 2010. We recognized no similar gain as a result of our consolidation of partnerships during the year ended December 31, 2009.

Disclosures Regarding Fair Value of Financial Instruments
We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying value at December 31, 2010, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments as discussed in the preceding Fair Value Measurements section The estimated aggregate fair value of our notes receivable was approximately $126.0 million and $126.1 million at December 31, 2010 and 2009, respectively, as compared to carrying amounts of $137.6 million and $139.6 million, respectively. See Note 5 for further information on notes receivable. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.6 billion and $5.7 billion at December 31, 2010 and 2009, respectively, as compared to the carrying amounts of $5.5 billion and $5.7 billion, respectively. See Note 6 and Note 7 for further details on our consolidated debt. Refer to Derivative Financial Instruments for further discussion regarding certain of our fixed rate debt that is subject to total rate of return swap instruments.
Income Taxes
We are treated as a “pass-through” entity for United States Federal income tax purposes and are not subject to United States Federal income taxation. We are subject to tax in certain states. Each of our partners, however, is subject to tax on his allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits, or Partnership Tax Items, for each taxable year during which he is a partner, regardless of whether he receives any actual distributions of cash or other property from us during the taxable year. Generally, the characterization of any particular Partnership Tax Item is determined by us, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Partnership Agreement. The General Partner is our “tax matters partner” for United States Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of us with respect to tax matters.

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
Even if Aimco qualifies as a REIT, it may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arms length transactions between it and a taxable subsidiary (described below) and on any net income from sales of property that was property held for sale to customers in the ordinary course. Aimco and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business or Aimco’s stockholders reside. In addition, Aimco could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment. Any taxes imposed on Aimco reduce its and our operating cash flow and net income.
Certain of Aimco’s operations or a portion thereof, including property management, asset management and risk management, are conducted through taxable subsidiaries, which are subsidiaries of the Partnership. A taxable subsidiary is a C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. Aimco uses taxable subsidiaries to facilitate its ability to offer certain services and activities to its residents and investment partners that cannot be offered directly by a REIT. Aimco also uses taxable subsidiaries to hold investments in certain properties.
For Aimco’s taxable subsidiaries, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and taxable subsidiaries when the related assets are sold to third parties, impaired or otherwise disposed of for financial reporting purposes.
In March 2008, we were notified by the Internal Revenue Service that it intended to examine our 2006 Federal tax return. During June 2008, the IRS issued AIMCO-GP, Inc., our general and tax matters partner, a summary report including the IRS’s proposed adjustments to our 2006 Federal tax return. In addition, in May 2009, we were notified by the IRS that it intended to examine our 2007 Federal tax return. During November 2009, the IRS issued AIMCO-GP, Inc. a summary report including the IRS’s proposed adjustments to our 2007 Federal tax return. The matter is currently pending administratively before IRS Appeals and the IRS has made no determination. We do not expect the 2006 or 2007 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Concentration of Credit Risk
Financial instruments that potentially could subject us to significant concentrations of credit risk consist principally of notes receivable and total rate of return swaps. Approximately $89.3 million of our notes receivable, or 1.2% of the carrying amount of our total assets, at December 31, 2010, are collateralized by 84 buildings with 1,596 residential units in the West Harlem area of New York City. There are no other significant concentrations of credit risk with respect to our notes receivable due to the large number of partnerships that are borrowers under the notes and the geographic diversification of the properties that serve as the primary source of repayment of the notes.
At December 31, 2010, we had total rate of return swap positions with two financial institutions totaling $277.3 million. We periodically evaluate counterparty credit risk associated with these arrangements. At the current time, we have concluded we do not have material exposure. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows.

Comprehensive Income or Loss
As discussed in the Derivative Financial Instruments section, we recognize changes in the fair value of our cash flow hedges as changes in accumulated other comprehensive loss within partners’ capital. For the years ended December 31, 2010 and 2009, before the effects of noncontrolling interests, our consolidated comprehensive loss totaled $89.9 million and $42.6 million, respectively, and for the year ended December 31, 2008, our consolidated comprehensive income totaled $625.6 million.
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
Reclassifications and Adjustments
Certain items included in the 2009 and 2008 financial statements have been reclassified to conform to the current presentation, including adjustments for discontinued operations.
During the three months ended March 31, 2010, we reduced the investment and noncontrolling interest balances for certain of our consolidated partnerships by $38.7 million related to excess amounts allocated to the investments upon our consolidation of such partnerships.
NOTE 3 — Real Estate and Partnership Acquisitions and Other Significant Transactions
Real Estate Acquisitions
During the years ended December 31, 2010 and 2009, we did not acquire any significant real estate properties.
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
Acquisitions of Noncontrolling Partnership Interests
During the year ended December 31, 2010, we acquired the remaining noncontrolling limited partnership interests in two consolidated partnerships, in which our affiliates serve as general partner, for total consideration of $19.9 million. This consideration consisted of $12.5 million in cash, $6.9 million in common OP Units and $0.5 million of other consideration. We also acquired for $1.8 million additional noncontrolling interests in a consolidated partnership for $1.2 million in cash and other consideration. We recognized the $27.4 million excess of the consideration paid over the carrying amount of the noncontrolling interests acquired as an adjustment of partners’ capital. During the years ended December 31, 2009 and 2008, we did not acquire any significant noncontrolling limited partnership interests.
Disposition of Unconsolidated Real Estate and Other
During the year ended December 31, 2010, we recognized $10.7 million in net gains on disposition of unconsolidated real estate and other. These gains were primarily related to sales of investments held by partnerships we consolidated in accordance with our adoption of ASU 2009-17 (see Note 2) and in which we generally hold a nominal general partner interest. Accordingly, these gains were primarily attributed to the noncontrolling interests in these partnerships.
During the year ended December 31, 2009, we recognized $21.6 million in net gains on disposition of unconsolidated real estate and other. Gains recognized in 2009 primarily consist of $8.6 million related to our receipt in 2009 of additional proceeds related to our disposition during 2008 of one of the partnership interests (discussed below), $4.0 million from the disposition of our interest in a group purchasing organization (discussed below), $5.5 million from our disposition of interests in unconsolidated real estate partnerships and $3.5 million of net gains related to various other transactions.

During the year ended December 31, 2008, we recognized $97.4 million in net gains on disposition of unconsolidated real estate and other, which primarily consisted of a $98.4 million gain recognized on the disposal of our interests in unconsolidated real estate partnerships that owned two properties with 671 units.
Sale of Interest in Group Purchasing Organization
During 2009, we sold our interest in an unconsolidated group purchasing organization to an unrelated entity for $5.9 million, resulting in the recognition of a gain on sale of $4.0 million, which is included in gain on disposition of unconsolidated real estate and other in our consolidated statement of operations for the year ended December 31, 2009. This gain was partially offset by a $1.0 million provision for income tax. We also had a note receivable from another principal in the group purchasing organization, which was collateralized by its equity interest in the entity. In connection with the sale of our interest, we reevaluated collectibility of the note receivable and reversed $1.4 million of previously recognized impairment losses, which is reflected in provision for losses on notes receivable, net in our consolidated statement of operations for the year ended December 31, 2009. During the year ended December 31, 2010, we received payment of the remaining outstanding $1.6 million balance on the note.
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
As of December 31, 2010 and 2009, the remaining accruals associated with these restructuring activities were $4.7 million and $6.9 million, respectively, for estimated unrecoverable lease obligations, which will be paid over the remaining terms of the affected leases, and at December 31, 2009, we had $4.7 million accrued for severance and personnel related costs, which were paid during the first quarter of 2010.
NOTE 4 — Investments in Unconsolidated Real Estate Partnerships
We owned general and limited partner interests in unconsolidated real estate partnerships owning approximately 173, 77 and 85 properties at December 31, 2010, 2009 and 2008, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. Our total ownership interests in these unconsolidated real estate partnerships typically ranges from less than 1% to 50% and in some instances may exceed 50%.

The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Real estate, net of accumulated depreciation	$624,913	$95,226	$122,788
Total assets	676,373	122,543	155,444
Secured and other notes payable	494,967	101,678	122,859
Total liabilities	726,480	145,637	175,681
Partners’ deficit	(50,107)	(23,094)	(20,237)
Rental and other property revenues	145,598	55,366	69,392
Property operating expenses	(93,521)	(34,497)	(42,863)
Depreciation expense	(36,650)	(10,302)	(12,640)
Interest expense	(40,433)	(11,103)	(17,182)
(Impairment losses)/Gain on sale, net	(29,316)	8,482	5,391
Net income (loss)	(58,274)	6,622	1,398
The increase in the number of partnerships we account for using the equity method and the related selected combined financial information for such partnerships is primarily attributed to our adoption of ASU 2009-17 (see Note 2), pursuant to which we consolidated 18 investment partnerships that hold investments in other unconsolidated real estate partnerships. Prior to our consolidation of these investment partnerships, we had no recognized basis in the investment partnerships’ investments in the unconsolidated real estate partnerships and accounted for our indirect interests in these partnerships using the cost method. We generally hold a nominal general partnership interest in these investment partnerships and substantially all of the assets and liabilities of these investment partnerships are attributed to the noncontrolling interests in such entities.
As a result of our acquisition of interests in unconsolidated real estate partnerships at a cost in excess of the historical carrying amount of the partnerships’ net assets and our consolidation of investment partnerships and their investments in unconsolidated real estate partnerships at fair values that may exceed the historical carrying amount of the unconsolidated partnerships’ net assets, our aggregate investment in unconsolidated partnerships at December 31, 2010 and 2009 of $58.2 million and $104.2 million, respectively, exceeds our share of the underlying historical partners’ deficit of the partnerships by approximately $61.8 million and $108.4 million, respectively.
NOTE 5 — Notes Receivable
The following table summarizes our notes receivable at December 31, 2010 and 2009 (in thousands):

	2010			2009
	Unconsolidated			Unconsolidated
	Real Estate	Non-		Real Estate	Non-
	Partnerships	Affiliates	Total	Partnerships	Affiliates	Total
Par value notes	$10,821	$17,899	$28,720	$11,353	$20,862	$32,215
Discounted notes	980	145,888	146,868	5,095	141,468	146,563
Allowance for loan losses	(905)	(37,061)	(37,966)	(2,153)	(37,061)	(39,214)

Total notes receivable	$10,896	$126,726	$137,622	$14,295	$125,269	$139,564

Face value of discounted notes	$31,755	$158,621	$190,376	$37,709	$155,848	$193,557
Included in notes receivable from unconsolidated real estate partnerships at December 31, 2010 and 2009, are $2.3 million and $2.4 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at an annual interest rate of 12.0%.
Included in the notes receivable from non-affiliates at December 31, 2010 and 2009, are $103.9 million and $102.2 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships. We earn interest on these secured notes receivable at various annual interest rates ranging between 3.5% and 12.0% and averaging 4.1%.

Notes receivable from non-affiliates at December 31, 2010 and 2009, include notes receivable totaling $89.3 million and $87.4 million, respectively, from certain entities (the “borrowers”) that are wholly owned by a single individual. We originated these notes in November 2006 pursuant to a loan agreement that provides for total funding of approximately $110.0 million, including $16.4 million for property improvements and an interest reserve, of which $3.8 million had not been funded as of December 31, 2010. The notes mature in November 2016, bear interest at LIBOR plus 2.0%, are partially guaranteed by the owner of the borrowers, and are collateralized by second mortgages on 84 buildings containing 1,596 residential units and 43 commercial spaces in West Harlem, New York City. In conjunction with the loan agreement, we entered into a purchase option and put agreement with the borrowers under which we may purchase some or all of the buildings and, subject to achieving specified increases in rental income, the borrowers may require us to purchase the buildings (see Note 8). We determined that the stated interest rate on the notes on the date the loan was originated was a below-market interest rate and recorded a $19.4 million discount to reflect the estimated fair value of the notes based on an estimated market interest rate of LIBOR plus 4.0%. The discount was determined to be attributable to our real estate purchase option, which we recorded separately in other assets. Accretion of this discount, which is included in interest income in our consolidated statements of operations, totaled $0.9 million in 2010, $0.9 million in 2009 and $0.7 million in 2008. The value of the purchase option asset will be included in the cost of properties acquired pursuant to the option or otherwise be charged to expense. We determined that the borrowers are VIEs and, based on qualitative and quantitative analysis, determined that the individual who owns the borrowers and partially guarantees the notes is the primary beneficiary.
As part of the March 2002 acquisition of Casden Properties, Inc., we invested $50.0 million for a 20% passive interest in Casden Properties LLC, an entity organized to acquire, re-entitle and develop land parcels in Southern California. Based upon the profit allocation agreement, we account for this investment as a note receivable from a non-affiliate and through 2008 were amortizing the discounted value of the investment to the $50.0 million previously estimated to be collectible, through the initial dissolution date of the entity. As a result of a declines in land values in Southern California, we determined our recorded investment amount was not fully recoverable, and accordingly recognized impairment losses of $20.7 million ($12.4 million net of tax) during the three months ended December 31, 2009 and $16.3 million ($10.0 million net of tax) during the three months ended December 31, 2008.
The activity in the allowance for loan losses related to our notes receivable from unconsolidated real estate partnerships and non-affiliates, in total for both par value notes and discounted notes, for the years ended December 31, 2010 and 2009, is as follows (in thousands):

	Unconsolidated
	Real Estate
	Partnerships	Non-Affiliates
Balance at December 31, 2008	$(4,863)	$(17,743)
Provisions for losses on notes receivable	(2,231)	—
Recoveries of losses on notes receivable	—	1,422
Provisions for impairment loss on investment in Casden Properties LLC	—	(20,740)
Write offs charged against allowance	4,367	—
Net reductions due to consolidation of real estate partnerships and property dispositions	574	—

Balance at December 31, 2009	$(2,153)	$(37,061)
Provisions for losses on notes receivable	(304)	(220)
Recoveries of losses on notes receivable	116	—
Write offs charged against allowance	639	220
Net reductions due to consolidation of real estate partnerships and property dispositions	797	—

Balance at December 31, 2010	$(905)	$(37,061)

In addition to the provisions shown above, during the year ended December 31, 2010, we wrote off $0.5 million of receivables that were not reserved through the allowance.

Additional information regarding our par value notes and discounted notes impaired during the years ended December 31, 2010 and 2009 is presented in the table below (in thousands):

	2010	2009
Par value notes:
Allowance for losses recognized	$(796)	$(1,158)
Carrying amounts of loans prior to impairments	1,115	3,819
Average recorded investment in impaired loans	1,255	7,589
Interest income recognized related to impaired loans	75	84

Discounted notes:
Allowance for losses recognized	$(110)	$(996)
Carrying amounts of loans prior to impairments	110	1,580
Average recorded investment in impaired loans	538	3,503
Interest income recognized related to impaired loans	—	—
The remaining $27.0 million of our par value notes receivable at December 31, 2010, is estimated to be collectible and, therefore, interest income on these par value notes is recognized as earned. Of our total par value notes outstanding at December 31, 2010, notes with balances of $17.5 million have stated maturity dates and the remainder have no stated maturity date and are governed by the terms of the partnership agreements pursuant to which the loans were extended. At December 31, 2010, none of the par value notes with stated maturity dates were past due. The information in the table above regarding our discounted notes excludes the impairment related to our investment in Casden Properties LLC. No interest income has been recognized on our investment in Casden Properties LLC following the initial impairment recognized during 2008.
In addition to the interest income recognized on impaired loans shown above, we recognized interest income, including accretion, of $7.7 million, $5.8 million and $9.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, related to our remaining notes receivable.

NOTE 6 —	Non-Recourse Property Tax-Exempt Bond Financings, Non-Recourse Property Loans Payable and Other Borrowings
We finance our properties primarily using long-dated, fixed-rate debt that is collateralized by the underlying real estate properties and is non-recourse to us. The following table summarizes our property tax-exempt bond financings related to properties classified as held for use at December 31, 2010 and 2009 (in thousands):

	Weighted Average	Principal
	Interest Rate	Outstanding
	2010	2010	2009
Fixed rate property tax-exempt bonds payable	5.72%	$140,111	$140,995
Variable rate property tax-exempt bonds payable	1.29%	374,395	433,931

Total		$514,506	$574,926

Fixed rate property tax-exempt bonds payable mature at various dates through January 2050. Variable rate property tax-exempt bonds payable mature at various dates through July 2033. Principal and interest on these bonds are generally payable in semi-annual installments with balloon payments due at maturity. Certain of our property tax-exempt bonds at December 31, 2010, are remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. We believe that the likelihood of this occurring is remote. At December 31, 2010, our property tax-exempt bond financings related to properties classified as held for use were secured by 38 properties with a combined net book value of $722.0 million. At December 31, 2010, property tax-exempt bonds payable with a weighted average fixed rate of 6.7% have been converted to a weighted average variable rate of 1.6% using total rate of return swaps that mature during 2012. These property tax-exempt bonds payable are presented above as variable rate debt at their carrying amounts, or fair value, of $229.1 million. See Note 2 for further discussion of our total rate of return swap arrangements.

The following table summarizes our property loans payable related to properties classified as held for use at December 31, 2010 and 2009 (in thousands):

	Weighted Average	Principal
	Interest Rate	Outstanding
	2010	2010	2009
Fixed rate property notes payable	5.90%	$4,855,871	$4,672,254
Variable rate property notes payable	2.86%	73,852	75,685
Secured notes credit facility	1.04%	13,554	13,554

Total		$4,943,277	$4,761,493

Fixed rate property notes payable mature at various dates through December 2049. Variable rate property notes payable mature at various dates through November 2030. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2010, our property notes payable related to properties classified as held for use were secured by 350 properties with a combined net book value of $5,722.4 million. In connection with our 2010 adoption of ASU 2009-17(see Note 2), we consolidated and deconsolidated various partnerships, which resulted in a net increase in property loans payable of approximately $61.2 million as compared to 2009. The remainder of the increase in property loans payable during the year is primarily due to refinancing activities. At December 31, 2010, property loans payable with a weighted average fixed rate of 7.5% have been converted to a weighted average variable rate of 1.6% using total rate of return swaps that mature during 2012, which is the same year the notes payable mature. These property loans payable are presented above as variable rate debt at their carrying amounts, or fair value, of $28.7 million. See Note 2 for further discussion of our total rate of return swap arrangements.
At December 31, 2009, we had a secured revolving credit facility with a major life company that provided for borrowings of up to $200.0 million. During 2010, the credit facility was modified to reduce allowed borrowings to the then outstanding borrowings and to remove the option for new loans under the facility. During 2010, we also exercised an option to extend the maturity date to October 2011 for a nominal fee. At December 31, 2010, outstanding borrowings of $13.6 million related to properties classified as held for use are included in 2012 maturities below based on a remaining one-year extension option for nominal cost.
Our consolidated debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. At December 31, 2010, we were in compliance with all financial covenants pertaining to our consolidated debt instruments.
Other borrowings totaled $47.0 million and $53.1 million at December 31, 2010 and 2009, respectively. We classify within other borrowings notes payable that do not have a collateral interest in real estate properties but for which real estate serves as the primary source of repayment. These borrowings are generally non-recourse to us. At December 31, 2010, other borrowings includes $38.5 million in fixed rate obligations with interest rates ranging from 4.5% to 10.0% and $8.5 million in variable rate obligations bearing interest at the prime rate plus 1.75%. The maturity dates for other borrowings range from 2011 to 2014, although certain amounts are due upon occurrence of specified events, such as property sales.
As of December 31, 2010, the scheduled principal amortization and maturity payments for our property tax-exempt bonds, property notes payable and other borrowings related to properties in continuing operations are as follows (in thousands):

	Amortization	Maturities	Total
2011	$100,162	$188,828	$288,990
2012	101,864	454,229	556,093
2013	100,995	329,308	430,303
2014	87,292	375,505	462,797
2015	83,893	394,649	478,542
Thereafter			3,288,076

			$5,504,801

Amortization for 2011, 2012 and 2013 in the table above includes $6.5 million, $5.9 million and $9.6 million, respectively, and maturities for 2011, 2012 and thereafter includes $13.3 million, $11.1 million and $0.6 million, respectively, related to other borrowings at December 31, 2010.
NOTE 7 — Credit Agreement and Term Loan
We have an Amended and Restated Senior Secured Credit Agreement, as amended, with a syndicate of financial institutions, which we refer to as the Credit Agreement. In addition to us, Aimco and an Aimco subsidiary are also borrowers under the Credit Agreement.
As of December 31, 2010, the Credit Agreement consisted of $300.0 million of revolving loan commitments (an increase of $120.0 million from the revolving commitments at December 31, 2009). As of December 31, 2009, the Credit Agreement consisted of aggregate commitments of $270.0 million, consisting of the $90.0 million outstanding balance on our term loan and $180.0 million of revolving commitments. During 2010, we repaid in full the remaining balance on the term loan.
Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (either at LIBOR plus 4.25% with a LIBOR floor of 1.50% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2013, and may be extended for an additional year, subject to certain conditions, including payment of a 35.0 basis point fee on the total revolving commitments. As of December 31, 2010, we had the capacity to borrow $260.3 million pursuant to our credit facility (after giving effect to $39.7 million outstanding for undrawn letters of credit).
The Credit Agreement includes customary financial covenants, including the maintenance of specified ratios with respect to total indebtedness to gross asset value, total secured indebtedness to gross asset value, aggregate recourse indebtedness to gross asset value, variable rate debt to total indebtedness, debt service coverage and fixed charge coverage; the maintenance of a minimum adjusted tangible net worth; and limitations regarding the amount of cross-collateralized debt. The Credit Agreement includes other customary covenants, including a restriction on distributions and other restricted payments, but permits distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of our funds from operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. We were in compliance with all such covenants as of December 31, 2010.
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
NOTE 8 — Commitments and Contingencies
Commitments
We did not have any significant commitments related to our redevelopment activities at December 31, 2010. We enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
As discussed in Note 5, we have committed to fund an additional $3.8 million in loans on certain properties in West Harlem in New York City. In certain circumstances, the obligor under these notes has the ability to put properties to us, which would result in a cash payment of approximately $30.6 million and the assumption of approximately $118.6 million in property debt. The ability to exercise the put is dependent upon the achievement of specified thresholds by the current owner of the properties.
As discussed in Note 11, we have a potential obligation to repurchase from Aimco $20.0 million in liquidation preference of our Series A Community Reinvestment Act Perpetual Partnership Preferred Units for $14.0 million.

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
Environmental
Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, we could potentially be responsible for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2010, are immaterial to our consolidated financial condition, results of operations and cash flows.

Operating Leases
We are obligated under non-cancelable operating leases for office space and equipment. In addition, we sublease certain of our office space to tenants under non-cancelable subleases. Approximate minimum annual rentals under operating leases and approximate minimum payments to be received under annual subleases are as follows (in thousands):

	Operating
	Lease	Sublease
	Obligations	Receivables
2011	$6,334	$785
2012	4,399	658
2013	1,381	205
2014	925	—
2015	511	—
Thereafter	850	—

Total	$14,400	$1,648

Substantially all of the office space subject to the operating leases described above is for the use of our corporate offices and area operations. Rent expense recognized totaled $6.6 million, $7.7 million and $10.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Sublease receipts that offset rent expense totaled approximately $1.6 million, $0.7 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
As discussed in Note 3, during the years ended December 31, 2009 and 2008, we commenced restructuring activities pursuant to which we vacated certain leased office space for which we remain obligated. In connection with the restructurings, we accrued amounts representing the estimated fair value of certain lease obligations related to space we are no longer using, reduced by estimated sublease amounts. At December 31, 2010, approximately $4.7 million related to the above operating lease obligations was included in accrued liabilities related to these estimates.
Additionally, during January 2011, we provided notice of our intent to terminate one of the leases included in the table above effective March 31, 2012, and we paid the required lease termination payment of approximately $1.3 million. Obligations shown in the table above reflect our revised obligations following the lease buyout.
NOTE 9 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the taxable subsidiaries for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	2010	2009
Deferred tax liabilities:
Partnership differences	$26,033	$32,565
Depreciation	1,212	2,474
Deferred revenue	11,975	14,862

Total deferred tax liabilities	$39,220	$49,901

Deferred tax assets:
Net operating, capital and other loss carryforwards	$41,511	$37,164
Provision for impairments on real estate assets	33,321	33,321
Receivables	8,752	3,094
Accrued liabilities	6,648	9,272
Accrued interest expense	2,220	—
Intangibles — management contracts	1,273	1,911
Tax credit carryforwards	7,181	6,949
Equity compensation	900	1,463
Other	159	929

Total deferred tax assets	101,965	94,103

Valuation allowance	(4,009)	(2,187)

Net deferred income tax assets	$58,736	$42,015

At December 31, 2010, we increased the valuation allowance for our deferred tax assets by $1.8 million for certain state net operating losses as well as certain low income housing credits based on a determination that it was more likely than not that such assets will not be realized prior to their expiration.

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2010	2009	2008
Balance at January 1	$3,079	$3,080	$2,965
Additions based on tax positions related to prior years	992	—	115
Reductions based on tax positions related to prior years	—	(1)	—

Balance at December 31	$4,071	$3,079	$3,080

We do not anticipate any material changes in existing unrecognized tax benefits during the next 12 months. Because the statute of limitations has not yet elapsed, our Federal income tax returns for the year ended December 31, 2007, and subsequent years and certain of our State income tax returns for the year ended December 31, 2005, and subsequent years are currently subject to examination by the Internal Revenue Service or other tax authorities. Approximately $3.3 million of the unrecognized tax benefit, if recognized, would affect the effective tax rate. As discussed in Note 2, the IRS has issued us summary reports including its proposed adjustments to the Aimco Operating Partnership’s 2007 and 2006 Federal tax returns. We do not expect the proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations. Our policy is to include interest and penalties related to income taxes in income taxes in our consolidated statements of operations.
In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our taxable subsidiaries and the vesting of restricted stock awards. During the years ended December 31, 2010 and 2009, we had no excess tax benefits from employee stock option exercises and vested restricted stock awards.
Significant components of the provision (benefit) for income taxes are as follows and are classified within income tax benefit in continuing operations and income from discontinued operations, net in our statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Current:
Federal	$—	$(1,910)	$8,678
State	1,395	3,992	2,415

Total current	1,395	2,082	11,093

Deferred:
Federal	(10,912)	(17,320)	(22,115)
State	(1,380)	(3,988)	(2,386)

Total deferred	(12,292)	(21,308)	(24,501)

Total benefit	$(10,897)	$(19,226)	$(13,408)

Classification:
Continuing operations	$(18,433)	$(17,487)	$(56,574)
Discontinued operations	$7,536	$(1,739)	$43,166

Consolidated losses subject to tax, consisting of pretax income or loss of our taxable subsidiaries and gains or losses on certain property sales that are subject to income tax under section 1374 of the Internal Revenue Code, for the years ended December 31, 2010, 2009 and 2008 totaled $50.3 million, $40.6 million and $81.8 million, respectively. The reconciliation of income tax attributable to continuing and discontinued operations computed at the U.S. statutory rate to income tax benefit is shown below (dollars in thousands):

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated loss subject to tax	$(17,622)	35.0%	$(14,221)	35.0%	$(28,632)	35.0%
State income tax, net of Federal tax benefit	14	—	(2,183)	5.4%	29	—
Effect of permanent differences	(673)	1.3%	127	(0.3%)	215	(0.3%)
Tax effect of intercompany transfers of assets between the REIT and taxable subsidiaries (1)	5,694	(11.3%)	(4,759)	11.7%	15,059	(18.4%)
Write-off of excess tax basis	(132)	0.3%	(377)	0.9%	(79)	0.1%
Increase in valuation allowance	1,822	(3.6%)	2,187	(5.4%)	—	—

	$(10,897)	21.7%	$(19,226)	47.3%	$(13,408)	16.4%

(1)	Includes the effect of assets contributed by us to taxable subsidiaries, for which deferred tax expense or benefit was recognized upon the sale or impairment of the asset by the taxable subsidiary.
Income taxes paid totaled approximately $1.9 million, $4.6 million and $13.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.
At December 31, 2010, we had net operating loss carryforwards, or NOLs, of approximately $73.7 million for income tax purposes that expire in years 2027 to 2030. Subject to certain separate return limitations, we may use these NOLs to offset all or a portion of taxable income generated by our taxable subsidiaries. We generated approximately $9.8 million of NOLs during the year ended December 31, 2010, as a result of losses from our taxable subsidiaries. The deductibility of intercompany interest expense with our taxable subsidiaries is subject to certain intercompany limitations based upon taxable income as required under Section 163(j) of the Code. As of December 31, 2010, interest carryovers of approximately $23.7 million, limited by Section 163(j) of the Code, are available against U.S. Federal tax without expiration. The deferred tax asset related to these interest carryovers is approximately $9.2 million. Additionally, our low-income housing and rehabilitation tax credit carryforwards as of December 31, 2010, were approximately $7.7 million for income tax purposes that expire in years 2012 to 2029. The net deferred tax asset related to these credits is approximately $6.0 million.
NOTE 10 — Notes Receivable from Aimco
In exchange for the sale of certain real estate assets to Aimco in December 2000, we received notes receivable, totaling $10.1 million. The notes bear interest at the rate of 5.7% per annum. Of the $10.1 million total, $7.6 million is due upon demand, and the remainder is due in scheduled semi-annual payments with all unpaid principal and interest due on December 31, 2010. As of the date of this filing, this note has not been repaid. At December 31, 2010 and 2009, the balance of the notes totaled $17.2 million and $16.4, respectively, which includes accrued and unpaid interest.

NOTE 11 — Partners’ Capital and Redeemable Preferred Units
Preferred OP Units Owned by Aimco
At December 31, 2010 and 2009, we had the following classes of preferred OP Units owned by Aimco outstanding (stated at their redemption values, dollars in thousands):

		Annual
		Distribution
		Rate Per Unit	Balance
	Redemption	(paid	December 31,
Perpetual:	Date (1)	quarterly)	2010	2009
Class G Partnership Preferred Units, $0.01 par value, 4,050,000 units authorized, zero and 4,050,000 units issued and outstanding, respectively (2)	07/15/2008	9.375%	$—	$101,000
Class T Partnership Preferred Units, $0.01 par value, 6,000,000 units authorized, 6,000,000 units issued and outstanding	07/31/2008	8.000%	150,000	150,000
Class U Partnership Preferred Units, $0.01 par value, 12,000,000 and 8,000,000 units authorized, 12,000,000 and 8,000,000 units issued and outstanding, respectively	03/24/2009	7.750%	298,101	200,000
Class V Partnership Preferred Units, $0.01 par value, 3,450,000 units authorized, 3,450,000 units issued and outstanding	09/29/2009	8.000%	86,250	86,250
Class Y Partnership Preferred Unit, $0.01 par value, 3,450,000 units authorized, 3,450,000 units issued and outstanding	12/21/2009	7.875%	86,250	86,250
Series A Community Reinvestment Act Perpetual Partnership Preferred Units, $0.01 par value per unit, 240 units authorized, 114 and 134 units issued and outstanding, respectively (3)	06/30/2011	(3)	57,000	67,000

Total			677,601	690,500
Less preferred units subject to repurchase agreement (4)			(20,000)	(30,000)

Total			$657,601	$660,500

(1)
All classes of preferred units are redeemable by the Partnership only in connection with a concurrent redemption by Aimco of the corresponding Aimco preferred stock held by unrelated parties. All classes of Aimco’s corresponding preferred stock are redeemable at Aimco’s option on and after the dates specified.

(2)	Outstanding units at December 31, 2009, included 10,000 units held by a consolidated subsidiary that were eliminated in consolidation.

(3)
The Series A Community Reinvestment Act Perpetual Partnership Preferred Units, or the CRA Preferred Units, have substantially the same terms as Aimco’s Series A Community Reinvestment Act Perpetual Preferred Stock, or the CRA Preferred Stock. Holders of the CRA Preferred Units are entitled to cumulative cash dividends payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, when and as declared, beginning on September 30, 2006. For the period from the date of original issuance through March 31, 2015, the distribution rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2010 and 2009 was 1.54%. Upon liquidation, holders of the CRA Preferred Units are entitled to a preference of $500,000 per unit, plus an amount equal to accumulated, accrued and unpaid distributions, whether or not earned or declared. The CRA Preferred Units rank prior to our common OP Units and on the same level as our other OP preferred Units, with respect to the payment of distributions and the distribution of amounts upon liquidation, dissolution or winding up. The CRA Preferred Units are not redeemable prior to June 30, 2011, except in limited circumstances related to Aimco’s REIT qualification. On and after June 30, 2011, the CRA Preferred Units are redeemable for cash, in whole or from time to time in part, upon the redemption, at Aimco’s option, of its CRA Preferred Stock at a price per unit equal to the liquidation preference, plus accumulated, accrued and unpaid dividends, if any, to the redemption date.

(4)
In June 2009, Aimco entered into an agreement to repurchase $36.0 million in liquidation preference of its CRA Preferred Stock at a 30% discount to the liquidation preference. Pursuant to this agreement, in May 2010 and June 2009, Aimco repurchased 20 shares and 12 shares, or $10.0 million and $6.0 million in liquidation preference, respectively, of CRA Preferred Stock for $7.0 million and $4.2 million, respectively. Concurrent with Aimco’s repurchases, we repurchased from Aimco an equivalent number of our CRA Preferred Units. The holder of the CRA Preferred Stock may require Aimco to repurchase an additional 40 shares, or $20.0 million in liquidation preference, of CRA Preferred Stock over the next two years, for $14.0 million. If required, these additional repurchases will be for up to $10.0 million in liquidation preference in May 2011 and 2012. Upon any repurchases required of Aimco under this agreement, we will repurchase from Aimco an equivalent number of our CRA Preferred Units. Based on the holder’s ability to require Aimco to repurchase shares of CRA Preferred Stock pursuant to this agreement and our obligation to purchase from Aimco a corresponding number of our CRA Preferred Units, $20.0 million and $30.0 million in liquidation preference of CRA Preferred Units, or the maximum redemption value of such preferred units, is classified as part of redeemable preferred units within temporary capital in our consolidation balance sheets at December 31, 2010 and 2009, respectively.

On September 7, 2010, Aimco issued 4,000,000 shares of its 7.75% Class U Cumulative Preferred Stock, par value $0.01 per share, or the Class U Preferred Stock, in an underwritten public offering for a price per share of $24.09 (reflecting a price to the public of $24.86 per share, less an underwriting discount and commissions of $0.77 per share). The offering generated net proceeds of $96.1 million (after deducting underwriting discounts and commissions and transaction expenses). Aimco contributed the net proceeds to us in exchange for 4,000,000 units of our 7.75% Class U Cumulative Preferred Units. We recorded issuance costs of $3.3 million, consisting primarily of underwriting commissions, as an adjustment of partners’ capital to the Partnership within our condensed consolidated balance sheet.
On October 7, 2010, using the net proceeds from the issuance of Class U Preferred Stock supplemented by corporate funds, Aimco redeemed all of the 4,050,000 outstanding shares of its 9.375% Class G Cumulative Preferred Stock, inclusive of 10,000 shares held by a consolidated subsidiary that are eliminated in consolidation. This redemption was for cash at a price equal to $25.00 per share, or $101.3 million in aggregate ($101.0 million net of eliminations), plus accumulated and unpaid dividends of $2.2 million. Concurrent with this redemption, we redeemed all of our outstanding Class G Partnership Preferred Units, 4,040,000 of which were held by Aimco and 10,000 of which were held by a consolidated subsidiary. In connection with the redemption, we reflected $4.3 million of issuance costs previously recorded as a reduction of partners’ capital attributable as an increase in net income attributable to preferred unitholders for purposes of calculating earnings per unit for the year ended December 31, 2010.
In connection with our May 2010 and June 2009 CRA Preferred Units repurchase discussed above, we reflected the $3.0 million and $1.8 million excess of the carrying value over the repurchase price, offset by $0.2 million of issuance costs previously recorded as a reduction of partners’ capital, as a reduction of net income attributable to preferred unitholders for the years ended December 31, 2010 and 2009, respectively.
During 2008, Aimco repurchased 54 shares, or $27.0 million in liquidation preference, of its CRA Preferred Stock for cash totaling $24.8 million. Concurrent with this redemption, we repurchased from Aimco an equivalent number of outstanding CRA Preferred Units. We reflected the $2.2 million excess of the carrying value over the repurchase price, offset by $0.7 million of issuance costs previously recorded as a reduction of partners’ capital, as a reduction of net income attributable to the Partnership’s preferred unitholders for the year ended December 31, 2008.
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

Redeemable Preferred OP Units
As of December 31, 2010 and 2009, the following classes of preferred OP Units (stated at their redemption values) owned by third parties were outstanding (in thousands, except unit data):

Redeemable Preferred OP Units:	2010	2009
Class One Partnership Preferred Units, 90,000 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 8.75% ($8.00 per annum per unit)	$8,229	$8,229
Class Two Partnership Preferred Units, 19,364 and 23,700 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 1.84% ($.46 per annum per unit)	484	593
Class Three Partnership Preferred Units, 1,366,771 and 1,371,451 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 7.88% ($1.97 per annum per unit)	34,169	34,286
Class Four Partnership Preferred Units, 755,999 units issued and outstanding, redeemable at the holders option one year following issuance, holders to receive distributions at 8.0% ($2.00 per annum per unit)	18,900	18,900
Class Five Partnership Preferred Units, zero and 68,671 units issued and outstanding, redeemable for cash at any time at our option, holder to receive distributions equal to the per unit distribution on the common OP Units (1) (2)	—	2,747
Class Six Partnership Preferred Units, 796,668 and 802,453 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 8.5% ($2.125 per annum per unit)	19,917	20,061
Class Seven Partnership Preferred Units, 27,960 units issued and outstanding, redeemable at the holders option one year following issuance, holder to receive distributions at 7.87% ($1.968 per annum per unit)	699	699
Class Eight Partnership Preferred Units, 6,250 units issued and outstanding, redeemable for cash at any time at our option, holder to receive distributions equal to the per unit distribution on the common OP Units (1)	156	156

Subtotal	$82,554	$85,671

(1)
Holders of the Class Five and Class Eight Partnership Preferred Units received the per unit special distributions discussed below in addition to the regular distributions received by common OP unitholders during 2010 and 2009.

(2)	Purchased from the holder in exchange for cash and other consideration during 2010.
The Class One, Class Two, Class Three, Class Four, Class Six and Class Seven preferred OP Units are redeemable, at the holders’ option. We, at our sole discretion, may settle such redemption requests in cash or cause Aimco to issue shares of its Class A Common Stock in a value equal to the redemption preference. In the event we require Aimco to issue shares to settle a redemption request, we would issue to Aimco a corresponding number of common OP Units. During 2008, we established a redemption policy that requires cash settlement of redemption requests for the redeemable preferred OP Units, subject to limited exceptions. Accordingly, these redeemable units are classified as redeemable preferred units within temporary capital in our consolidated balance sheets at December 31, 2010 and 2009, based on the expectation that we will cash settle these units.
Subject to certain conditions, the Class Four, Class Six and Class Eight Partnership Preferred Units are convertible into common OP Units.
During the years ended December 31, 2010 and 2009, approximately 14,800 and 68,200 preferred OP Units, respectively, were tendered for redemption in exchange for cash. During the years ended December 31, 2010 and 2009, no preferred OP Units were tendered for redemption in exchange for shares of Aimco Class A Common Stock.

The following table presents a reconciliation of redeemable preferred units (including the CRA Preferred Units subject to a repurchase agreement discussed above) classified within temporary capital for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at January 1	$116,656	$88,148	$—
Net income attributable to redeemable preferred units	4,964	6,288	—
Distributions to preferred units	(6,730)	(6,806)	—
Purchases of preferred units	(11,462)	(1,725)	—
Reclassification of redeemable preferred units from partners’ capital	—	30,000	88,148
Other	—	751	—

Balance at December 31	$103,428	$116,656	$88,148

The distributions paid on each class of preferred OP Units classified as partners’ capital in the years ended December 31, 2010, 2009 and 2008, and, in the case of the redeemable preferred OP Units discussed above, classified in temporary capital as of December 31, 2010 and 2009, are as follows (in thousands, except per unit data):

	2010				2009			2008
	Amount		Total		Amount		Total	Amount		Total
Class of Preferred	Per		Amount		Per		Amount	Per		Amount
OP Units	Unit (1)		Paid		Unit (1)		Paid	Unit (1)		Paid
Class G	$2.30		$9,334		$2.34		$9,492	$2.34		$9,492
Class T	2.00		12,000		2.00		12,000	2.00		12,000
Class U	1.94		17,438	(2)	1.94		15,500	1.94		15,500
Class V	2.00		6,900		2.00		6,900	2.00		6,900
Class Y	1.97		6,792		1.97		6,792	1.97		6,792
Series A CRA	8,169.00	(3)	971		10,841.00	(4)	1,531	24,381.00	(5)	4,531
Class One	8.00		720		8.00		720	8.00		720
Class Two	0.99		19		1.80		43	1.52		67
Class Three	1.97		2,693		1.99		2,733	2.01		2,856
Class Four	2.00		1,512		2.00		1,512	2.00		1,512
Class Five	0.30		21		2.38		163	7.91		543
Class Six	2.13		1,696		2.13		1,705	2.12		1,705
Class Seven	2.38		66		2.38		66	2.36		66
Class Eight	0.40		3		2.38		15	7.91		49

Total			$60,165				$59,172			$62,733

(1)	Amounts per unit are calculated based on the number of preferred units outstanding either at the end of each year or as of conversion or redemption date, as noted.

(2)	Amount paid includes $1.3 million related to the two months prior purchase of the 4,000,000 units sold in September 2010, which amount was prepaid by the purchaser in connection with the sale.

(3)
Amount per unit based on 114 units outstanding for the entire period. 20 units were repurchased in May 2010 and the holders of these units received $1,980 per unit in dividends through the date of purchase.

(4)
Amount per unit based on 134 units outstanding for the entire period. 12 units were repurchased in June 2009 and the holders of these units received $6,509 per unit in dividends through the date of purchase.

(5)
Amount per unit based on 146 units outstanding for the entire period. 54 units were repurchased in September 2008 and the holders of these units received $17,980 per unit in dividends through the date of purchase.

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
The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Aimco Class A Common Stock, and may redeem such units for cash or, at our option, shares of Aimco Class A Common Stock.

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

	January 2009	December 2008	August 2008	January 2008
Aimco Operating Partnership Special	Special	Special	Special	Special
Distributions	Distribution	Distribution	Distribution	Distribution
Distribution per unit	$2.08	$1.80	$3.00	$2.51
Total distribution	$230.1 million	$176.6 million	$285.5 million	$257.2 million
Common OP Units and High Performance Units outstanding on record date	110,654,142	98,136,520	95,151,333	102,478,510
Common OP Units held by Aimco	101,169,951	88,650,980	85,619,144	92,795,891
Total distribution on Aimco common OP Units	$210.4 million	$159.6 million	$256.9 million	$232.9 million
Cash distribution to Aimco	$60.6 million	$53.2 million	$51.4 million	$55.0 million
Portion of distribution paid to Aimco through issuance of common OP Units	$149.8 million	$106.4 million	$205.5 million	$177.9 million
Common OP Units issued to Aimco pursuant to distributions	15,627,330	12,572,267	5,731,310	4,594,074
Cash distributed to common OP Unit and High Performance Unit holders other than Aimco	$19.7 million	$17.0 million	$28.6 million	$24.3 million
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
During the year ended December 31, 2010, Aimco sold 600,000 shares of Class A Common Stock pursuant to an At-The-Market, or ATM, offering program Aimco initiated during 2010, generating $14.4 million of net proceeds. Aimco contributed the net proceeds to us in exchange for an equivalent number of common OP Units.
During the year ended December 31, 2010, we acquired the noncontrolling limited partnership interests in certain of our consolidated real estate partnerships in exchange for cash and the issuance of approximately 276,000 common OP Units. We completed no similar acquisitions of noncontrolling interests during 2009 or 2008.
During the years ended December 31, 2010 and 2009, approximately 168,300 and 64,000 common OP Units, respectively, were redeemed in exchange for cash, and approximately 519,000 common OP Units were redeemed in exchange for shares of Aimco Class A Common Stock in 2009. No common OP Units were redeemed in exchange for shares of Aimco Class A Common Stock in 2010.
During 2008 and prior years, from time to time, Aimco issued shares of Class A Common Stock to certain non-executive officers who purchased the shares at market prices. In exchange for the shares purchased, the officers executed notes payable. These notes, which are 25% recourse to the borrowers, have a 10-year maturity and bear interest either at a fixed rate of 6% annually or a floating rate based on the 30-day LIBOR plus 3.85%, which is subject to an annual interest rate cap of typically 7.25%. The notes were contributed by Aimco to us in exchange for an equivalent number of common OP Units. Total payments in 2010 and 2009 on all notes from officers were $0.6 million and $0.8 million, respectively. In 2010 and 2009, Aimco reacquired approximately 9,000 and 94,000 shares of Class A Common Stock from officers in exchange for the cancellation of related notes totaling $0.3 million and $1.5 million, respectively. Concurrently, we reacquired from Aimco an equal number of common OP Units.
As further discussed in Note 12, during 2010, 2009 and 2008, Aimco issued shares of restricted Class A Common Stock to certain officers, employees and independent directors, and we concurrently issued a corresponding number of common OP Units to Aimco.
High Performance Units
At December 31, 2010 and 2009, we had outstanding 2,339,950 and 2,344,719, respectively, of High Performance Units. The holders of High Performance Units are generally restricted from transferring these units except upon a change of control in the Partnership. The holders of High Performance Units receive the same amount of distributions that are paid to holders of an equivalent number of our outstanding common OP Units.

Investment in Aimco
From 1998 through 2001, we completed various transactions with Aimco that resulted in our investment in 384,740 shares of Aimco Class A Common Stock. In connection with Aimco’s special dividends discussed above, Aimco paid a portion of these dividends to us through the issuance of 175,141 shares of Aimco Class A Common Stock, bringing our total investment in Aimco to 559,881 shares. Our investment in Aimco Class A Common Stock is presented in the accompanying financial statements as a reduction to partners’ capital.
Registration Statements
Pursuant to Aimco’s ATM offering program discussed above, Aimco may issue up to 6.4 million additional shares of its Class A Common Stock. Additionally, we and Aimco have a shelf registration statement that provides for the issuance of debt securities by us and debt and equity securities by Aimco.
NOTE 12 — Share-Based Compensation and Employee Benefit Plans
Stock Award and Incentive Plan
Aimco has a stock award and incentive plan to attract and retain officers, key employees and independent directors. The plan reserves for issuance a maximum of 4.1 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under the plan. Pursuant to the anti-dilution provisions of the plan, the number of shares reserved for issuance has been adjusted to reflect Aimco’s special dividends discussed in Note 11. At December 31, 2010 there were approximately 1.3 million shares available to be granted under the plan. The plan is administered by the Compensation and Human Resources Committee of Aimco’s board of directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of Aimco Class A Common Stock at the date of grant. The term of the options is generally ten years from the date of grant. The options typically vest over a period of one to four or five years from the date of grant. Aimco generally issues new shares upon exercise of options. Restricted stock awards typically vest over a period of three to five years.
When Aimco issues restricted stock and stock options to its employees, we are required to issue common OP Units to Aimco for the same number of shares of Aimco Class A Common Stock that are issued to employees under these arrangements. Upon exercise of the stock options, Aimco must contribute to us the proceeds received in connection with the exercised options. Therefore, the following disclosures pertain to Aimco’s stock options. Our obligations to issue common OP Units under Aimco’s share based compensation plans results in reciprocal accounting treatment in our financial statements.
Refer to Note 2 for discussion of our accounting policy related to stock-based compensation.
We estimated the fair value of our options using a Black-Scholes closed-form valuation model using the assumptions set forth in the table below. The expected term of the options was based on historical option exercises and post-vesting terminations. Expected volatility reflects the historical volatility of Aimco Class A Common Stock during the historical period commensurate with the expected term of the options that ended on the date of grant. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on Aimco Class A Common Stock during the expected term of the option and the risk-free interest rate reflects the annualized yield of a zero coupon U.S. Treasury security with a term equal to the expected term of the option. The weighted average fair value of options and our valuation assumptions for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Weighted average grant-date fair value	$9.27	$2.47	$4.34
Assumptions:
Risk-free interest rate	3.14%	2.26%	3.12%
Expected dividend yield	2.90%	8.00%	6.02%
Expected volatility	52.16%	45.64%	24.02%
Weighted average expected life of options	7.8 years	6.9 years	6.5 years

The following table summarizes activity for Aimco’s outstanding stock options for the years ended December 31, 2010, 2009 and 2008 (numbers of options in thousands):

	2010		2009(1)		2008(1)
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	8,873	$28.22	10,344	$31.01	8,555	$39.57
Granted	3	21.67	965	8.92	980	39.77
Exercised	(202)	8.92	—	—	(14)	37.45
Forfeited	(1,514)	28.73	(2,436)	32.03	(1,423)	38.75
Adjustment to outstanding options pursuant to special dividends	—	n/a	—	n/a	2,246	n/a

Outstanding at end of year	7,160	$28.65	8,873	$28.22	10,344	$31.01

Exercisable at end of year	5,869	$30.18	6,840	$29.65	7,221	$29.51

(1)
In connection with Aimco’s special dividends discussed in Note 11, effective on the record date of each dividend, the number of options and exercise prices of all outstanding awards were adjusted pursuant to the anti-dilution provisions of the applicable plans based on the market price of Aimco’s stock on the ex-dividend dates of the related special dividends. The adjustment to the number of outstanding options is reflected in the table separate from the other activity during the periods at the weighted average exercise price for those outstanding options. The exercise prices for options granted, exercised and forfeited in the table above reflect the actual exercise prices at the time of the related activity. The number and weighted average exercise price for options outstanding and exercisable at the end of year reflect the adjustments for the applicable special dividends. The adjustment of the awards pursuant to Aimco’s special dividends is considered a modification of the awards, but did not result in a change in the fair value of any awards and therefore did not result in a change in total compensation to be recognized over the remaining term of the awards.

The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding at December 31, 2010, had an aggregate intrinsic value of $12.8 million and a weighted average remaining contractual term of 3.8 years. Options exercisable at December 31, 2010, had an aggregate intrinsic value of $2.4 million and a weighted average remaining contractual term of 3.1 years. The intrinsic value of stock options exercised during the years ended December 31, 2010 and 2008, was $2.9 million and less than $0.1 million, respectively. We may realize tax benefits in connection with the exercise of options by employees of Aimco’s taxable subsidiaries. During the year ended December 31, 2010, we did not recognize any significant tax benefits related to options exercised during the year, and during the year ended December 31, 2009, as no stock options were exercised we realized no related tax benefits.
The following table summarizes activity for Aimco’s restricted stock awards for the years ended December 31, 2010, 2009 and 2008 (numbers of shares in thousands):

	2010		2009		2008
						Weighted
		Weighted		Weighted		Average
	Number	Average	Number	Average	Number	Grant-
	of	Grant-Date	of	Grant-Date	of	Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested at beginning of year	458	$26.73	893	$40.33	960	$46.08
Granted	381	16.72	378	8.92	248	39.85
Vested	(261)	27.56	(418)	32.83	(377)	43.45
Forfeited	(34)	26.11	(533)	27.66	(128)	46.85
Issued pursuant to special dividends (1)	—	—	138	9.58	190	22.51

Unvested at end of year	544	$19.36	458	$26.73	893	$40.33

(1)
This represents shares of restricted stock issued to holders of restricted stock pursuant to Aimco’s special dividends discussed in Note 11. The weighted average grant-date fair value for these shares represents the price of Aimco’s Class A Common Stock on the determination date for each dividend. The issuance of the additional shares of restricted stock resulted in no incremental compensation expense.

The aggregate fair value of shares that vested during the years ended December 31, 2010, 2009 and 2008 was $4.4 million, $3.1 million and $16.5 million, respectively.
Total compensation cost recognized for restricted stock and stock option awards was $8.1 million, $8.0 million and $17.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts, $0.8 million, $1.3 million and $3.8 million, respectively, were capitalized. At December 31, 2010, total unvested compensation cost not yet recognized was $7.8 million. We expect to recognize this compensation over a weighted average period of approximately 1.7 years.
Employee Stock Purchase Plan
Under the terms of Aimco’s employee stock purchase plan, eligible employees may authorize payroll deductions up to 15% of their base compensation to purchase shares of Common Stock at a five percent discount from its fair value on the last day of the calendar quarter during which payroll deductions are made. In 2010, 2009 and 2008, 5,662, 20,076 and 8,926 shares were purchased under this plan at an average price of $20.92, $8.82 and $23.86, respectively. No compensation cost is recognized in connection with this plan. Common OP Units we issue to Aimco in connection with shares of Aimco’s Class A Common Stock purchased under Aimco’s employee stock purchase plan are treated as issued and outstanding on the date of purchase and distributions paid on such units are recognized as a reduction of partners’ capital when such distributions are declared.
401(k) Plan
We provide a 401(k) defined-contribution employee savings plan. Employees who have completed 30 days of service and are age 18 or older are eligible to participate. For the period from January 1, 2009 through January 29, 2009, and during the year ended December 31, 2008, our matching contributions were made in the following manner: (1) a 100% match on the first 3% of the participant’s compensation; and (2) a 50% match on the next 2% of the participant’s compensation. On December 31, 2008, we suspended employer matching contributions effective January 29, 2009. We may reinstate employer matching contributions at any time. We incurred costs in connection with this plan of less than $0.1 million in 2010, $0.6 million in 2009 and $5.2 million in 2008.
NOTE 13 — Discontinued Operations and Assets Held for Sale
We report as discontinued operations real estate assets that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the 2009 and 2008 statements of operations and the 2009 balance sheet.

We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At December 31, 2010, we had no properties classified as held for sale and at December 31, 2009, after adjustments to classify as held for sale properties that were sold during 2010, we had 51 properties with an aggregate of 8,189 units classified as held for sale. Amounts classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2009 are as follows (in thousands):

December 31,
2009
Real estate, net	$283,806
Other assets	4,774

Assets held for sale	$288,580

Property debt	$240,011
Other liabilities	6,545

Liabilities related to assets held for sale	$246,556

During the years ended December 31, 2010, 2009 and 2008, we sold 51, 89 and 151 consolidated properties with an aggregate 8,189, 22,503 and 37,202 units, respectively. For the years ended December 31, 2010, 2009 and 2008, discontinued operations includes the results of operations for the periods prior to the date of sale for all properties sold or classified as held for sale as of December 31, 2010.
The following is a summary of the components of income from discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Rental and other property revenues	$42,394	$217,472	$527,524
Property operating and other expenses	(22,988)	(120,109)	(273,298)
Depreciation and amortization	(10,773)	(67,902)	(139,075)
Provision for operating real estate impairment losses	(12,674)	(54,530)	(27,420)

Operating (loss) income	(4,041)	(25,069)	87,731
Interest income	271	362	2,118
Interest expense	(7,330)	(42,220)	(102,026)
Gain on extinguishment of debt	—	259	—

Loss before gain on dispositions of real estate and income taxes	(11,100)	(66,668)	(12,177)
Gain on dispositions of real estate	94,901	221,770	800,270
Income tax (expense) benefit	(7,536)	1,739	(43,165)

Income from discontinued operations, net	$76,265	$156,841	$744,928

Income from discontinued operation attributable to:
Noncontrolling interests in consolidated real estate partnerships	(25,843)	(61,650)	(150,366)

The Partnership	$50,422	$95,191	$594,562

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $4.5 million, $29.0 million and $64.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale. As discussed in Note 2, during the years ended December 31, 2010 and 2009, we allocated $4.7 million and $10.1 million, respectively, of goodwill related to our real estate segment to the carrying amounts of the properties sold or classified as held for sale during the applicable periods. Of these amounts, $4.1 million and $8.7 million, respectively, were reflected as a reduction of gain on dispositions of real estate and $0.6 million and $1.4 million, respectively, were reflected as an adjustment of impairment losses.

NOTE 14 — Earnings per Unit
We calculate earnings per unit based on the weighted average number of common OP Units, participating securities, common OP Unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and High Performance Units, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings per unit for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per unit data):

	2010	2009	2008
Numerator:
Loss from continuing operations	$(165,030)	$(200,821)	$(117,140)
Loss (income) from continuing operations attributable to noncontrolling interests	39,144	39,208	(5,383)
Income attributable to the Partnership’s preferred unitholders	(58,554)	(56,854)	(61,354)
Income attributable to participating securities	—	—	(6,985)

Loss from continuing operations attributable to the Partnership’s common unitholders	$(184,440)	$(218,467)	$(190,862)

Income from discontinued operations	$76,265	$156,841	$744,928
Income from discontinued operations attributable to noncontrolling interests	(25,843)	(61,650)	(150,366)

Income from discontinued operations attributable to the Partnership’s common unitholders	$50,422	$95,191	$594,562

Net (loss) income	$(88,765)	$(43,980)	$627,788
Net loss (income) attributable to noncontrolling interests	13,301	(22,442)	(155,749)
Income attributable to the Partnership’s preferred unitholders	(58,554)	(56,854)	(61,354)
Income attributable to participating securities	—	—	(6,985)

Net (loss) income attributable to the Partnership’s common unitholders	$(134,018)	$(123,276)	$403,700

Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding
Common OP Units	122,407	120,836	95,881
High Performance Units	2,340	2,344	2,368

Total common units	124,747	123,180	98,249
Effect of dilutive securities:
Dilutive potential common units	—	—	—

Denominator for diluted earnings per unit	124,747	123,180	98,249

Earnings (loss) per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(1.48)	$(1.77)	$(1.94)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.41	0.77	6.05

Net (loss) income attributable to the Partnership’s common unitholders	$(1.07)	$(1.00)	$4.11

As of December 31, 2010, 2009 and 2008, the common unit equivalents that could potentially dilute basic earnings per unit in future periods totaled 7.2 million, 8.9 million and 9.2 million, respectively. These securities, representing stock options to purchase shares of Aimco Class A Common Stock, have been excluded from the earnings per unit computations for the years ended December 31, 2010, 2009 and 2008, because their effect would have been anti-dilutive.
Participating securities, consisting of unvested restricted shares of Aimco stock and shares of Aimco stock purchased pursuant to officer loans, receive dividends similar to shares of Aimco Class A Common Stock and common OP Units totaled 0.6 million, 0.5 million and 1.0 million at December 31, 2010, 2009 and 2008, respectively. The effect of participating securities is reflected in basic and diluted earnings per unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings. During the years ended December 31, 2010 and 2009, the adjustment to compensation expense recognized related to cumulative dividends on forfeited shares of restricted stock exceeded the amount of dividends declared related to participating securities. Accordingly, distributed earnings attributed to participating securities during 2010 and 2009 were reduced to zero for purposes of calculating earnings per unit using the two-class method.

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
NOTE 15 — Unaudited Summarized Consolidated Quarterly Information
Summarized unaudited consolidated quarterly information for 2010 and 2009 is provided below (in thousands, except per unit amounts).

	Quarter (1)
2010	First	Second	Third	Fourth
Total revenues	$279,872	$285,161	$286,433	$293,468
Total operating expenses	(255,739)	(249,690)	(249,464)	(259,532)
Operating income	24,133	35,471	36,969	33,936
Loss from continuing operations	(36,632)	(38,909)	(47,760)	(41,729)
Income from discontinued operations, net	20,084	28,953	19,494	7,734
Net loss	(16,548)	(9,956)	(28,266)	(33,995)
Loss attributable to the Partnership’s common unitholders	(43,297)	(19,093)	(30,547)	(41,125)
Loss per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.43)	$(0.33)	$(0.36)	$(0.36)
Net loss attributable to the Partnership’s common unitholders	$(0.35)	$(0.15)	$(0.25)	$(0.32)
Weighted average common units outstanding — basic and diluted	124,400	124,663	124,739	125,183

	Quarter (1)
2009	First	Second	Third	Fourth
Total revenues	$281,173	$282,974	$280,210	$286,746
Total operating expenses	(253,240)	(254,471)	(262,992)	(264,705)
Operating income	27,933	28,503	17,218	22,041
Loss from continuing operations	(35,084)	(47,214)	(55,254)	(63,269)
Income from discontinued operations, net	2,716	39,791	45,904	68,430
Net (loss) income	(32,368)	(7,423)	(9,351)	5,162
Loss attributable to the Partnership’s common unitholders	(40,320)	(32,336)	(43,510)	(7,110)
Loss per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.32)	$(0.41)	$(0.46)	$(0.58)
Net loss attributable to the Partnership’s common unitholders	$(0.34)	$(0.26)	$(0.35)	$(0.05)
Weighted average common units outstanding — basic and diluted	119,661	124,333	124,376	124,351

(1)	Certain reclassifications have been made to 2010 and 2009 quarterly amounts to conform to the full year 2010 presentation, primarily related to treatment of discontinued operations.
NOTE 16 — Transactions with Affiliates
We earn revenue from affiliated real estate partnerships. These revenues include fees for property management services, partnership and asset management services, risk management services and transactional services such as refinancing, construction supervisory and disposition (including promote income, which is income earned in connection with the disposition of properties owned by certain of our consolidated joint ventures). In addition, we are reimbursed for our costs in connection with the management of the unconsolidated real estate partnerships. These fees and reimbursements for the years ended December 31, 2010, 2009 and 2008 totaled $10.6 million, $18.5 million and $72.5 million, respectively. The total accounts receivable due from affiliates was $8.4 million, net of allowance for doubtful accounts of $1.5 million, at December 31, 2010, and $23.7 million, net of allowance for doubtful accounts of $1.9 million, at December 31, 2009.

Additionally, we earn interest income on notes from real estate partnerships in which we are the general partner and hold either par value or discounted notes. During the years ended December 31, 2010, 2009 and 2008, we did not recognize a significant amount of interest income on par value notes from unconsolidated real estate partnerships. Accretion income recognized on discounted notes from affiliated real estate partnerships totaled $0.8 million, $0.1 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 5 for additional information on notes receivable from unconsolidated real estate partnerships.
NOTE 17 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and included 219 properties with 68,972 units as of December 31, 2010. Our affordable real estate operations consisted of 228 properties with 26,540 units as of December 31, 2010, with rents that are generally paid, in whole or part, by a government agency.
Our chief operating decision maker uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity; Pro forma Funds From Operations, which is Funds From Operations excluding operating real estate impairment losses and preferred equity redemption related amounts; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income, which reflects our share of property net operating income of our consolidated and unconsolidated properties; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes proportionate property net operating income as a key measurement of segment profit or loss.
During the three months ended December 31, 2010, we revised certain of the reports our chief operating decision maker uses to assess the performance of our business to include additional information about proportionate operating results of our segments. Based on the change in our measure of segment performance, we have recast the presentation of our segment results for the years ended December 31, 2009 and 2008, to be consistent with the current presentation.

The following tables present the revenues, expenses, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the years ended December 31, 2010, 2009 and 2008 (in thousands):

				Corporate and
	Conventional	Affordable	Proportionate	Amounts Not
	Real Estate	Real Estate	Adjustments	Allocated to
	Operations	Operations	(1)	Segments	Consolidated
Year Ended December 31, 2010:
Rental and other property revenues (2)	$825,969	$130,562	$149,991	$2,859	$1,109,381
Asset management and tax credit revenues	—	—	—	35,553	35,553

Total revenues	825,969	130,562	149,991	38,412	1,144,934

Property operating expenses (2)	323,262	58,640	70,397	57,880	510,179
Asset management and tax credit expenses	—	—	—	14,487	14,487
Depreciation and amortization (2)	—	—	—	426,060	426,060
Provision for operating real estate impairment losses (2)	—	—	—	352	352
General and administrative expenses	—	—	—	53,365	53,365
Other expenses, net	—	—	—	9,982	9,982

Total operating expenses	323,262	58,640	70,397	562,126	1,014,425

Net operating income (loss)	502,707	71,922	79,594	(523,714)	130,509
Other items included in continuing operations	—	—	—	(295,539)	(295,539)

Income (loss) from continuing operations	$502,707	$71,922	$79,594	$(819,253)	$(165,030)

Year Ended December 31, 2009:
Rental and other property revenues (2)	$820,310	$126,548	$129,310	$5,082	$1,081,250
Asset management and tax credit revenues	—	—	—	49,853	49,853

Total revenues	820,310	126,548	129,310	54,935	1,131,103

Property operating expenses (2)	326,258	59,055	60,439	61,051	506,803
Asset management and tax credit expenses	—	—	—	15,779	15,779
Depreciation and amortization (2)	—	—	—	427,666	427,666
Provision for operating real estate impairment losses (2)	—	—	—	2,329	2,329
General and administrative expenses	—	—	—	56,640	56,640
Other expenses, net	—	—	—	14,950	14,950
Restructuring costs	—	—	—	11,241	11,241

Total operating expenses	326,258	59,055	60,439	589,656	1,035,408

Net operating income (loss)	494,052	67,493	68,871	(534,721)	95,695
Other items included in continuing operations	—	—	—	(296,516)	(296,516)

Income (loss) from continuing operations	$494,052	$67,493	$68,871	$(831,237)	$(200,821)

Year Ended December 31, 2008:
Rental and other property revenues (2)	$823,016	$121,692	$128,995	$6,345	$1,080,048
Asset management and tax credit revenues	—	—	—	98,830	98,830

Total revenues	823,016	121,692	128,995	105,175	1,178,878

Property operating expenses (2)	322,332	59,023	60,299	77,587	519,241
Asset management and tax credit expenses	—	—	—	24,784	24,784
Depreciation and amortization (2)	—	—	—	376,473	376,473
Provision for impairment losses on real estate development assets	—	—	—	91,138	91,138
General and administrative expenses	—	—	—	80,376	80,376
Other expenses, net	—	—	—	21,749	21,749
Restructuring costs	—	—	—	22,802	22,802

Total operating expenses	322,332	59,023	60,299	694,909	1,136,563

Net operating income (loss)	500,684	62,669	68,696	(589,734)	42,315
Other items included in continuing operations	—	—	—	(159,455)	(159,455)

Income (loss) from continuing operations	$500,684	$62,669	$68,696	$(749,189)	$(117,140)

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of our consolidated properties, which are excluded from our measurement of segment performance but included in the related consolidated amounts, and our share of the results of operations of our unconsolidated real estate partnerships, which are included in our measurement of segment performance but excluded from the related consolidated amounts.

(2)
Our chief operating decision maker assesses the performance of our conventional and affordable real estate operations using, among other measures, proportionate property net operating income, which excludes depreciation and amortization, provision for operating real estate impairment losses, property management revenues (which are included in rental and other property revenues) and property management expenses and casualty gains and losses (which are included in property operating expenses). Accordingly, we do not allocate these amounts to our segments.

During the years ended December 31, 2010, 2009 and 2008, for continuing operations, our rental revenues include $131.4 million, $126.9 million and $119.5 million, respectively, of subsidies from government agencies, which exceeded 10% of the combined revenues of our conventional and affordable segments for each of the years presented.
The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	2010	2009
Conventional	$5,492,942	$5,647,697
Affordable	886,874	966,703
Proportionate adjustments (1)	555,079	463,767
Corporate and other assets	460,201	843,972

Total consolidated assets	$7,395,096	$7,922,139

(1)
Proportionate adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the assets of our consolidated properties, which are excluded from our measurement of segment financial condition, and our share of the assets of our unconsolidated real estate partnerships, which are included in our measure of segment financial condition.

For the years ended December 31, 2010, 2009 and 2008, capital additions related to our conventional segment totaled $140.1 million, $208.0 million and $516.6 million, respectively, and capital additions related to our affordable segment totaled $35.2 million, $67.4 million and $148.6 million, respectively.

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(In Thousands Except Unit Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2010
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Conventional Properties:
100 Forest Place	High Rise	Dec-97	Oak Park, IL	1987	234	$2,664	$18,815	$5,790	$2,664	$24,605	$27,269	$(9,484)	$17,785	$27,347
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,250	752	256	4,281	977	5,258	(308)	4,950	2,639
173 E. 90th Street	High Rise	May-04	New York, NY	1910	72	11,773	4,535	2,369	12,067	6,610	18,677	(1,598)	17,079	8,481
182-188 Columbus Avenue	Mid Rise	Feb-07	New York, NY	1910	32	17,187	3,300	4,066	19,123	5,430	24,553	(1,266)	23,287	13,471
204-206 West 133rd Street	Mid Rise	Jun-07	New York, NY	1910	44	3,291	1,450	2,023	4,352	2,412	6,764	(441)	6,323	3,132
2232-2240 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	24	2,863	3,785	1,530	3,366	4,812	8,178	(743)	7,435	2,973
2247-2253 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	6,787	3,335	1,775	7,356	4,541	11,897	(848)	11,049	5,483
2252-2258 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	35	3,623	4,504	1,914	4,318	5,723	10,041	(1,027)	9,014	5,125
2300-2310 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1910	63	8,623	6,964	5,618	10,417	10,788	21,205	(2,073)	19,132	9,896
236 - 238 East 88th Street	High Rise	Jan-04	New York, NY	1900	43	8,751	2,914	1,353	8,820	4,198	13,018	(1,360)	11,658	6,736
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,430	1,866	775	8,494	2,577	11,071	(775)	10,296	5,165
240 West 73rd Street, LLC	High Rise	Sep-04	New York, NY	1900	200	68,006	12,140	4,131	68,109	16,168	84,277	(3,626)	80,651	29,668
2484 Seventh Avenue	Mid Rise	Jun-07	New York, NY	1921	23	2,384	1,726	497	2,601	2,006	4,607	(340)	4,267	2,472
2900 on First Apartments	Mid Rise	Oct-08	Seattle, WA	1989	135	19,015	17,518	613	19,071	18,075	37,146	(1,546)	35,600	20,400
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,659	1,006	168	2,681	1,152	3,833	(405)	3,428	1,885
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,635	1,609	552	5,678	2,118	7,796	(1,088)	6,708	2,703
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,319	2,224	729	6,372	2,900	9,272	(881)	8,391	3,627
3400 Avenue of the Arts	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	55,223	65,506	73,569	57,240	137,058	194,298	(43,291)	151,007	118,280
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	12	1,966	608	285	1,982	877	2,859	(289)	2,570	1,567
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb-07	New York, NY	1910	72	23,677	7,101	4,367	25,552	9,593	35,145	(1,755)	33,390	19,679
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,137	1,002	287	3,163	1,263	4,426	(359)	4,067	2,579
514-516 East 88th Street	High Rise	Mar-05	New York, NY	1900	36	6,230	2,168	569	6,282	2,685	8,967	(765)	8,202	4,553
656 St. Nicholas Avenue	Mid Rise	Jun-07	New York, NY	1920	31	2,731	1,636	2,823	3,576	3,614	7,190	(739)	6,451	2,375
707 Leahy	Garden	Apr-07	Redwood City, CA	1973	111	15,352	7,909	4,407	15,444	12,224	27,668	(2,269)	25,399	14,983
759 St. Nicholas Avenue	Mid Rise	Oct-07	New York, NY	1920	9	682	535	683	1,013	887	1,900	(138)	1,762	545
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	3,558	12,037	27,236	3,558	39,273	42,831	(15,414)	27,417	18,951
Arbors, The	Garden	Oct-97	Tempe, AZ	1967	200	1,092	6,208	3,378	1,092	9,586	10,678	(4,505)	6,173	6,655
Arbours Of Hermitage, The	Garden	Jul-00	Hermitage, TN	1972	350	3,217	12,023	7,326	3,217	19,349	22,566	(8,540)	14,026	10,059
Auburn Glen	Garden	Dec-06	Jacksonville, FL	1974	251	7,483	8,191	3,441	7,670	11,445	19,115	(2,767)	16,348	9,765
BaLaye	Garden	Apr-06	Tampa, FL	2002	324	10,329	28,800	1,261	10,608	29,782	40,390	(5,202)	35,188	22,658
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	1,786	3,525	10,831	14,356	(5,080)	9,276	7,138
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	4,346	22,680	46,193	68,873	(8,063)	60,810	45,835
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,352	40,713	7,031	3,262	47,834	51,096	(12,617)	38,479	40,337
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	18,915	35,945	11,382	18,916	47,326	66,242	(16,011)	50,231	34,820
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,447	20,589	3,304	3,447	23,893	27,340	(10,686)	16,654	14,582
Boulder Creek	Garden	Jul-94	Boulder, CO	1973	221	755	7,730	17,237	755	24,967	25,722	(12,807)	12,915	11,311
Brandywine	Garden	Jul-94	St. Petersburg, FL	1972	477	1,437	12,725	9,193	1,437	21,918	23,355	(14,848)	8,507	20,838
Breakers, The	Garden	Oct-98	Daytona Beach, FL	1985	208	1,008	5,507	3,349	1,008	8,856	9,864	(4,261)	5,603	6,207
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	27,603	41,244	29,464	29,407	68,904	98,311	(20,934)	77,377	55,875
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	9,693	6,818	1,178	9,693	7,996	17,689	(1,207)	16,482	10,476
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	4,216	4,867	27,833	32,700	(11,376)	21,324	31,607
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928	332	11,708	73,334	47,028	11,708	120,362	132,070	(45,129)	86,941	48,548
Canterbury Green	Garden	Dec-99	Fort Wayne, IN	1970	1,988	13,659	73,115	27,161	13,659	100,276	113,935	(50,369)	63,566	52,666
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,300	6,602	6,192	7,508	12,586	20,094	(4,449)	15,645	10,598
Casa del Mar at Baymeadows	Garden	Oct-06	Jacksonville, FL	1984	144	4,902	10,562	1,570	5,039	11,995	17,034	(2,302)	14,732	9,294
Cedar Rim	Garden	Apr-00	Newcastle, WA	1980	104	761	5,218	17,275	761	22,493	23,254	(12,073)	11,181	7,772
Center Square	High Rise	Oct-99	Doylestown, PA	1975	350	582	4,190	3,648	582	7,838	8,420	(3,479)	4,941	14,644
Charleston Landing	Garden	Sep-00	Brandon, FL	1985	300	7,488	8,656	7,971	7,488	16,627	24,115	(7,051)	17,064	13,057
Chesapeake Landing I	Garden	Sep-00	Aurora, IL	1986	416	15,800	16,875	5,621	15,800	22,496	38,296	(8,693)	29,603	24,331
Chesapeake Landing II	Garden	Mar-01	Aurora, IL	1987	184	1,969	7,980	3,745	1,969	11,725	13,694	(5,276)	8,418	10,099
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	12,047	14,299	5,256	12,338	19,264	31,602	(5,490)	26,112	18,356
Chestnut Hill	Garden	Apr-00	Philadelphia, PA	1963	821	6,463	49,315	49,521	6,463	98,836	105,299	(43,941)	61,358	58,962
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,234	8,107	911	2,040	9,212	11,252	(2,702)	8,550	16,494
Colonnade Gardens	Garden	Oct-97	Phoenix, AZ	1973	196	766	4,346	3,011	766	7,357	8,123	(4,004)	4,119	1,464
Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,403	18,798	14,392	2,403	33,190	35,593	(16,540)	19,053	24,128
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1880	59	35,472	9,450	3,763	35,527	13,158	48,685	(5,818)	42,867	25,324
Country Lakes I	Garden	Apr-01	Naperville, IL	1982	240	8,512	10,832	3,422	8,512	14,254	22,766	(5,882)	16,884	14,367

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2010
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Country Lakes II	Garden	May-97	Naperville, IL	1986	400	5,165	29,430	6,072	5,165	35,502	40,667	(15,568)	25,099	24,539
Creekside	Garden	Jan-00	Denver, CO	1974	328	2,953	12,697	5,668	3,189	18,129	21,318	(8,709)	12,609	14,157
Creekside	Garden	Mar-02	Simi Valley, CA	1985	397	24,595	18,818	7,149	25,245	25,317	50,562	(9,342)	41,220	40,670
Crescent at West Hollywood, The	Mid Rise	Mar-02	West Hollywood, CA	1985	130	15,382	10,215	15,245	15,765	25,077	40,842	(11,723)	29,119	24,195
Douglaston Villas and Townhomes	Garden	Aug-99	Altamonte Springs, FL	1979	234	1,666	9,353	7,941	1,666	17,294	18,960	(7,378)	11,582	10,384
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1987	372	5,534	30,830	17,543	5,635	48,272	53,907	(21,197)	32,710	34,695
Evanston Place	High Rise	Dec-97	Evanston, IL	1990	189	3,232	25,546	4,453	3,232	29,999	33,231	(11,529)	21,702	21,417
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	9,317	11,763	24,491	36,254	(11,145)	25,109	17,349
Ferntree	Garden	Mar-01	Phoenix, AZ	1968	219	2,078	13,752	3,462	2,079	17,213	19,292	(7,186)	12,106	6,977
Fisherman’s Village	Garden	Jan-06	Indianapolis, IN	1982	328	2,156	9,936	3,023	2,156	12,959	15,115	(7,618)	7,497	6,350
Fishermans Wharf	Garden	Nov-96	Clute, TX	1981	360	1,257	7,584	5,757	1,257	13,341	14,598	(6,252)	8,346	6,852
Flamingo Towers	High Rise	Sep-97	Miami Beach, FL	1960	1,127	32,191	38,399	220,608	32,239	258,959	291,198	(105,723)	185,475	117,541
Forestlake Apartments	Garden	Mar-07	Daytona Beach, FL	1982	120	3,691	4,320	610	3,860	4,761	8,621	(838)	7,783	4,658
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	2,383	17,199	16,848	2,379	34,051	36,430	(13,301)	23,129	10,974
Foxchase	Garden	Dec-97	Alexandria, VA	1940	2,113	15,419	96,062	34,962	15,496	130,947	146,443	(61,112)	85,331	218,590
Georgetown	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	2,216	12,351	15,384	27,735	(5,123)	22,612	12,070
Glen at Forestlake, The	Garden	Mar-07	Daytona Beach, FL	1982	26	897	862	209	933	1,035	1,968	(174)	1,794	1,022
Granada	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,058	881	4,577	4,939	9,516	(2,292)	7,224	4,040
Grand Pointe	Garden	Dec-99	Columbia, MD	1972	325	2,715	16,771	5,613	2,715	22,384	25,099	(9,121)	15,978	16,690
Greens	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	27,389	2,303	28,102	30,405	(14,494)	15,911	12,087
Greenspoint at Paradise Valley	Garden	Jan-00	Phoenix, AZ	1985	336	3,042	13,223	12,552	3,042	25,775	28,817	(13,733)	15,084	15,884
Hampden Heights	Garden	Jan-00	Denver, CO	1973	376	3,224	12,905	6,885	3,453	19,561	23,014	(9,518)	13,496	13,639
Harbour, The	Garden	Mar-01	Melbourne, FL	1987	162	4,108	3,563	6,360	4,108	9,923	14,031	(3,661)	10,370	—
Heritage Park at Alta Loma	Garden	Jan-01	Alta Loma, CA	1986	232	1,200	6,428	3,621	1,200	10,049	11,249	(4,108)	7,141	7,264
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,055	7,565	1,454	1,055	9,019	10,074	(4,474)	5,600	7,299
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	1,039	9,170	1,434	1,039	10,604	11,643	(5,029)	6,614	7,532
Heritage Park Montclair	Garden	Mar-01	Montclair, CA	1985	144	690	4,149	1,279	690	5,428	6,118	(2,149)	3,969	4,620
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,832	8,541	1,821	1,832	10,362	12,194	(5,210)	6,984	8,858
Hidden Cove	Garden	Jul-98	Escondido, CA	1983	334	3,043	17,615	7,524	3,043	25,139	28,182	(11,328)	16,854	30,561
Hidden Cove II	Garden	Jul-07	Escondido, CA	1986	117	12,730	6,530	5,614	12,849	12,025	24,874	(2,919)	21,955	11,420
Hidden Harbour	Garden	Oct-02	Melbourne, FL	1985	216	1,444	7,590	5,500	1,444	13,090	14,534	(4,211)	10,323	—
Highcrest Townhomes	Town Home	Jan-03	Woodridge, IL	1968	176	3,045	13,452	1,727	3,045	15,179	18,224	(6,713)	11,511	10,724
Hillcreste	Garden	Mar-02	Century City, CA	1989	315	33,755	47,216	26,126	35,862	71,235	107,097	(25,749)	81,348	56,594
Hillmeade	Garden	Nov-94	Nashville, TN	1986	288	2,872	16,069	14,093	2,872	30,162	33,034	(18,098)	14,936	18,076
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	8,763	6,376	1,634	8,887	7,886	16,773	(1,548)	15,225	5,250
Hunt Club	Garden	Mar-01	Austin, TX	1987	384	10,342	11,920	8,707	10,342	20,627	30,969	(11,288)	19,681	17,143
Hunt Club	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	4,272	17,859	17,421	35,280	(7,126)	28,154	31,787
Hunter’s Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,935	7,915	3,534	7,935	11,449	19,384	(4,080)	15,304	16,169
Hunter’s Crossing	Garden	Apr-01	Leesburg, VA	1967	164	2,244	7,763	4,360	2,244	12,123	14,367	(7,363)	7,004	6,845
Hunters Glen IV	Garden	Oct-99	Plainsboro, NJ	1976	264	2,709	14,420	5,028	2,709	19,448	22,157	(10,380)	11,777	19,864
Hunters Glen V	Garden	Oct-99	Plainsboro, NJ	1976	304	3,283	17,337	5,410	3,283	22,747	26,030	(12,046)	13,984	23,864
Hunters Glen VI	Garden	Oct-99	Plainsboro, NJ	1976	328	2,787	15,501	6,279	2,787	21,780	24,567	(12,372)	12,195	24,838
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,683	14,928	2,901	4,731	17,781	22,512	(3,462)	19,050	13,842
Independence Green	Garden	Jan-06	Farmington Hills, MI	1960	981	10,293	24,586	21,221	10,156	45,944	56,100	(15,476)	40,624	27,372
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	23,927	15,801	4,086	24,523	19,291	43,814	(6,778)	37,036	32,716
Island Club	Garden	Oct-00	Daytona Beach, FL	1986	204	6,086	8,571	2,330	6,087	10,900	16,987	(4,927)	12,060	8,440
Island Club	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	12,050	18,027	40,704	58,731	(18,241)	40,490	64,102
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	5,031	1,526	12,081	13,607	(5,674)	7,933	10,736
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	5,840	27,937	28,990	5,840	56,927	62,767	(26,920)	35,847	29,050
Lakeside at Vinings Mountain	Garden	Jan-00	Atlanta, GA	1983	220	2,109	11,863	15,288	2,109	27,151	29,260	(13,281)	15,979	9,297
Lakeside Place	Garden	Oct-99	Houston, TX	1976	734	6,160	34,151	15,829	6,160	49,980	56,140	(21,691)	34,449	26,670
Lamplighter Park	Garden	Apr-00	Bellevue, WA	1967	174	2,225	9,272	4,513	2,225	13,785	16,010	(7,046)	8,964	10,444
Latrobe	High Rise	Jan-03	Washington, DC	1980	175	3,459	9,103	15,756	3,459	24,859	28,318	(12,479)	15,839	21,960
Lazy Hollow	Garden	Apr-05	Columbia, MD	1979	178	2,424	12,181	1,075	2,424	13,256	15,680	(5,985)	9,695	13,896
Lewis Park	Garden	Jan-06	Carbondale, IL	1972	269	1,407	12,193	3,403	1,404	15,599	17,003	(9,351)	7,652	3,739
Lincoln Place Garden	Garden	Oct-04	Venice, CA	1951	696	43,979	10,439	99,532	42,894	111,056	153,950	(1,943)	152,007	63,000
Lodge at Chattahoochee, The	Garden	Oct-99	Sandy Springs, GA	1970	312	2,320	16,370	22,232	2,320	38,602	40,922	(18,613)	22,309	10,974
Los Arboles	Garden	Sep-97	Chandler, AZ	1986	232	1,662	9,504	3,522	1,662	13,026	14,688	(6,226)	8,462	7,996
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	66,257	53,438	35,821	69,834	85,682	155,516	(35,048)	120,468	96,233
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,598	16,141	30,168	2,598	46,309	48,907	(20,430)	28,477	32,994
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	7,555	—	74,416	74,416	(21,635)	52,781	4,915
Meadow Creek	Garden	Jul-94	Boulder, CO	1968	332	1,435	24,532	6,526	1,435	31,058	32,493	(14,418)	18,075	23,746
Merrill House	High Rise	Jan-00	Falls Church, VA	1964	159	1,836	10,831	6,423	1,836	17,254	19,090	(5,336)	13,754	15,600

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2010
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Mesa Royale	Garden	Jul-94	Mesa, AZ	1985	153	832	4,569	9,675	832	14,244	15,076	(6,590)	8,486	5,093
Monterey Grove	Garden	Jun-08	San Jose, CA	1999	224	34,175	21,939	2,424	34,325	24,213	58,538	(2,999)	55,539	34,826
Oak Park Village	Garden	Oct-00	Lansing, MI	1973	618	10,048	16,771	8,035	10,048	24,806	34,854	(14,010)	20,844	23,487
Ocean Oaks	Garden	May-98	Port Orange, FL	1987	296	2,132	12,855	3,424	2,132	16,279	18,411	(7,139)	11,272	10,295
One Lytle Place	High Rise	Jan-00	Cincinnati, OH	1980	231	2,662	21,800	12,916	2,662	34,716	37,378	(14,193)	23,185	15,450
Pacific Bay Vistas	Garden	Mar-01	San Bruno, CA	1987	308	3,703	62,460	25,945	22,994	69,114	92,108	(55,442)	36,666	—
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	12,770	6,579	3,234	12,970	9,613	22,583	(2,801)	19,782	11,049
Palazzo at Park La Brea, The	Mid Rise	Feb-04	Los Angeles, CA	2002	521	47,822	125,464	11,001	48,362	135,925	184,287	(35,703)	148,584	123,809
Palazzo East at Park La Brea, The	Mid Rise	Mar-05	Los Angeles, CA	2005	611	61,004	136,503	22,826	72,578	147,755	220,333	(33,073)	187,260	150,000
Paradise Palms	Garden	Jul-94	Phoenix, AZ	1985	130	647	3,515	7,074	647	10,589	11,236	(6,439)	4,797	6,315
Park Towne Place	High Rise	Apr-00	Philadelphia, PA	1959	959	10,451	47,301	55,507	10,451	102,808	113,259	(29,724)	83,535	85,165
Parktown Townhouses	Garden	Oct-99	Deer Park, TX	1968	309	2,570	12,052	10,497	2,570	22,549	25,119	(8,886)	16,233	10,554
Parkway	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	3,326	386	6,160	6,546	(3,583)	2,963	9,128
Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	19,595	14,838	8,400	19,595	23,238	42,833	(4,555)	38,278	19,121
Peachtree Park	Garden	Jan-96	Atlanta, GA	1969	303	4,683	11,713	11,744	4,683	23,457	28,140	(10,572)	17,568	9,231
Peak at Vinings Mountain, The	Garden	Jan-00	Atlanta, GA	1980	280	2,651	13,660	17,806	2,651	31,466	34,117	(15,234)	18,883	10,002
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	3,440	18,734	4,695	3,440	23,429	26,869	(16,129)	10,740	12,567
Peppertree	Garden	Mar-02	Cypress, CA	1971	136	7,835	5,224	2,868	8,030	7,897	15,927	(3,151)	12,776	15,617
Pine Lake Terrace	Garden	Mar-02	Garden Grove, CA	1971	111	3,975	6,035	2,209	4,125	8,094	12,219	(2,929)	9,290	11,898
Pine Shadows	Garden	May-98	Tempe, AZ	1983	272	2,095	11,899	3,888	2,095	15,787	17,882	(8,163)	9,719	7,500
Pines, The	Garden	Oct-98	Palm Bay, FL	1984	216	603	3,318	2,830	603	6,148	6,751	(2,701)	4,050	1,896
Plantation Gardens	Garden	Oct-99	Plantation, FL	1971	372	3,773	19,443	9,324	3,773	28,767	32,540	(12,033)	20,507	23,798
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,883	6,712	4,321	1,883	11,033	12,916	(5,084)	7,832	5,961
Ramblewood	Garden	Dec-99	Wyoming, MI	1973	1,704	8,607	61,082	3,863	8,661	64,891	73,552	(15,065)	58,487	34,388
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	3,455	17,157	3,018	3,455	20,175	23,630	(10,249)	13,381	20,172
Reflections	Garden	Oct-02	Casselberry, FL	1984	336	3,906	10,491	4,538	3,906	15,029	18,935	(5,493)	13,442	10,700
Reflections	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	5,591	15,988	19,275	35,263	(8,531)	26,732	39,832
Reflections	Garden	Oct-00	West Palm Beach, FL	1986	300	5,504	9,984	4,677	5,504	14,661	20,165	(5,777)	14,388	9,101
Regency Oaks	Garden	Oct-99	Fern Park, FL	1961	343	1,832	9,905	10,415	1,832	20,320	22,152	(11,054)	11,098	10,978
Remington at Ponte Vedra Lakes	Garden	Dec-06	Ponte Vedra Beach, FL	1986	344	18,576	18,650	2,468	18,795	20,899	39,694	(4,581)	35,113	24,345
River Club	Garden	Apr-05	Edgewater, NJ	1998	266	30,578	30,638	2,155	30,579	32,792	63,371	(7,544)	55,827	37,920
River Reach	Garden	Sep-00	Naples, FL	1986	556	17,728	18,337	7,378	17,728	25,715	43,443	(11,353)	32,090	23,354
Riverbend Village	Garden	Jul-01	Arlington, TX	1983	201	893	4,128	5,054	893	9,182	10,075	(4,704)	5,371	—
Riverloft	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,287	31,208	2,120	42,495	44,615	(16,738)	27,877	18,881
Riverside	High Rise	Apr-00	Alexandria, VA	1973	1,222	10,433	65,474	80,363	10,409	145,861	156,270	(72,434)	83,836	105,508
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,128	8,060	2,532	12,430	10,290	22,720	(3,749)	18,971	17,900
Royal Crest Estates	Garden	Aug-02	Fall River, MA	1974	216	5,832	12,044	2,082	5,832	14,126	19,958	(6,329)	13,629	11,686
Royal Crest Estates	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	4,117	25,178	32,903	58,081	(15,197)	42,884	34,969
Royal Crest Estates	Garden	Aug-02	Nashua, NH	1970	902	68,231	45,562	11,730	68,231	57,292	125,523	(28,323)	97,200	48,117
Royal Crest Estates	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,808	10,653	51,292	47,461	98,753	(21,029)	77,724	59,507
Royal Crest Estates	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	5,605	22,433	29,700	52,133	(13,883)	38,250	37,433
Runaway Bay	Garden	Oct-00	Lantana, FL	1987	404	5,934	16,052	8,111	5,934	24,163	30,097	(9,195)	20,902	21,521
Runaway Bay	Garden	Jul-02	Pinellas Park, FL	1986	192	1,884	7,045	3,843	1,884	10,888	12,772	(2,988)	9,784	8,848
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,731	4,369	13,960	25,100	39,060	(9,545)	29,515	22,015
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	49,474	17,756	8,864	49,474	26,620	76,094	(5,014)	71,080	48,982
Scottsdale Gateway I	Garden	Oct-97	Tempe, AZ	1965	124	591	3,359	8,042	591	11,401	11,992	(5,172)	6,820	5,800
Scottsdale Gateway II	Garden	Oct-97	Tempe, AZ	1972	487	2,458	13,927	23,595	2,458	37,522	39,980	(18,369)	21,611	16,699
Shadow Creek	Garden	May-98	Mesa, AZ	1984	266	2,016	11,886	4,017	2,016	15,903	17,919	(8,416)	9,503	—
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,492	57,197	8,058	18,492	65,255	83,747	(30,696)	53,051	68,604
Signal Pointe	Garden	Oct-99	Winter Park, FL	1969	368	2,382	11,359	22,094	2,382	33,453	35,835	(13,652)	22,183	18,596
Signature Point	Garden	Nov-96	League City, TX	1994	304	2,810	17,579	2,983	2,810	20,562	23,372	(7,452)	15,920	10,269
Springwoods at Lake Ridge	Garden	Jul-02	Woodbridge, VA	1984	180	5,587	7,284	1,450	5,587	8,734	14,321	(2,349)	11,972	14,250
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	2,735	3,241	7,829	11,070	(3,595)	7,475	10,300
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	706	4,032	3,454	562	7,630	8,192	(4,261)	3,931	4,255
Steeplechase	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	3,755	3,675	19,866	23,541	(8,054)	15,487	23,326
Steeplechase	Garden	Jul-02	Plano, TX	1985	368	7,056	10,510	7,183	7,056	17,693	24,749	(6,390)	18,359	16,575
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1961	537	8,871	55,364	21,600	8,871	76,964	85,835	(34,388)	51,447	76,778
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	3,381	13,593	12,728	26,321	(7,386)	18,935	24,611
Sun Lake	Garden	May-98	Lake Mary, FL	1986	600	4,551	25,543	32,151	4,551	57,694	62,245	(24,911)	37,334	35,128
Sun River Village	Garden	Oct-99	Tempe, AZ	1981	334	2,367	13,303	4,157	2,367	17,460	19,827	(9,273)	10,554	10,467
Tamarac Village	Garden	Apr-00	Denver, CO	1979	564	3,928	23,491	8,715	4,223	31,911	36,134	(17,565)	18,569	18,212
Tamarind Bay	Garden	Jan-00	St. Petersburg, FL	1980	200	1,091	6,310	5,193	1,091	11,503	12,594	(6,110)	6,484	6,838
Tatum Gardens	Garden	May-98	Phoenix, AZ	1985	128	1,323	7,155	2,035	1,323	9,190	10,513	(5,152)	5,361	7,334

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2010
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Bluffs at Pacifica, The	Garden	Oct-06	Pacifica, CA	1963	64	7,975	4,131	10,549	8,108	14,547	22,655	(2,601)	20,054	6,323
Timbertree	Garden	Oct-97	Phoenix, AZ	1979	387	2,292	13,000	6,728	2,292	19,728	22,020	(10,752)	11,268	4,062
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	15,198	22,029	4,763	15,198	26,792	41,990	(5,219)	36,771	27,272
Township At Highlands	Town Home	Nov-96	Centennial, CO	1985	161	1,615	9,773	6,227	1,536	16,079	17,615	(7,771)	9,844	16,365
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	3,268	18,763	23,912	3,268	42,675	45,943	(19,292)	26,651	26,759
Twin Lakes	Garden	Apr-00	Palm Harbor, FL	1986	262	2,062	12,850	4,809	2,062	17,659	19,721	(8,622)	11,099	10,471
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,749	10,089	1,432	4,749	11,521	16,270	(3,847)	12,423	6,978
Verandahs at Hunt Club	Garden	Jul-02	Apopka, FL	1985	210	2,271	7,724	3,346	2,271	11,070	13,341	(3,268)	10,073	10,891
Views at Vinings Mountain, The	Garden	Jan-06	Atlanta, GA	1983	180	610	5,026	12,158	610	17,184	17,794	(9,692)	8,102	13,577
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,294	4,861	2,666	7,476	7,345	14,821	(3,122)	11,699	13,386
Village Crossing	Garden	May-98	West Palm Beach, FL	1985	189	1,618	8,188	3,040	1,618	11,228	12,846	(5,947)	6,899	7,000
Village in the Woods	Garden	Jan-00	Cypress, TX	1983	530	3,457	15,787	10,605	3,457	26,392	29,849	(14,251)	15,598	19,250
Village of Pennbrook	Garden	Oct-98	Levittown, PA	1969	722	10,229	38,222	14,189	10,229	52,411	62,640	(24,021)	38,619	47,804
Villages of Baymeadows	Garden	Oct-99	Jacksonville, FL	1972	904	4,859	33,957	55,352	4,859	89,309	94,168	(47,875)	46,293	37,113
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,621	48,871	3,886	8,630	52,748	61,378	(14,930)	46,448	28,949
Vista Del Lagos	Garden	Dec-97	Chandler, AZ	1986	200	804	4,952	3,646	804	8,598	9,402	(3,740)	5,662	11,618
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	28,585	28,102	5,896	29,110	33,473	62,583	(17,747)	44,836	40,130
Waterways Village	Garden	Jun-97	Aventura, FL	1994	180	4,504	11,064	4,062	4,504	15,126	19,630	(7,089)	12,541	6,443
Waverly Apartments	Garden	Aug-08	Brighton, MA	1970	103	7,696	11,347	1,275	7,920	12,398	20,318	(1,302)	19,016	12,000
West Winds	Garden	Oct-02	Orlando, FL	1985	272	2,324	11,481	3,319	2,324	14,800	17,124	(5,545)	11,579	12,570
Westway Village	Garden	May-98	Houston, TX	1977	326	2,921	11,384	3,503	2,921	14,887	17,808	(7,395)	10,413	7,677
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,339	17,939	2,203	6,339	20,142	26,481	(8,167)	18,314	13,269
Willow Bend	Garden	May-98	Rolling Meadows, IL	1969	328	2,717	15,437	26,536	2,717	41,973	44,690	(18,148)	26,542	19,595
Willow Park on Lake Adelaide	Garden	Oct-99	Altamonte Springs, FL	1972	185	1,225	7,357	3,519	1,224	10,877	12,101	(6,063)	6,038	6,716
Windrift	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	19,325	24,960	36,915	61,875	(18,841)	43,034	44,601
Windrift	Garden	Oct-00	Orlando, FL	1987	288	3,696	10,029	5,834	3,696	15,863	19,559	(6,451)	13,108	16,841
Windsor Crossing	Garden	Mar-00	Newport News, VA	1978	156	307	2,110	2,528	131	4,814	4,945	(2,358)	2,587	1,885
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	2,329	4,279	18,299	22,578	(7,179)	15,399	19,325
Woodcreek	Garden	Oct-02	Mesa, AZ	1985	432	2,426	15,886	4,767	2,426	20,653	23,079	(11,433)	11,646	19,165
Woods of Burnsville	Garden	Nov-04	Burnsville, MN	1984	400	3,954	18,125	2,890	3,954	21,015	24,969	(8,248)	16,721	16,580
Woods of Inverness	Garden	Oct-99	Houston, TX	1983	272	2,146	10,978	4,115	2,146	15,093	17,239	(7,424)	9,815	5,878
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	798	3,657	1,102	798	4,759	5,557	(3,546)	2,011	1,090
Yacht Club at Brickell	High Rise	Dec-03	Miami, FL	1998	357	31,363	32,214	5,418	31,363	37,632	68,995	(7,188)	61,807	37,289
Yorktown Apartments	High Rise	Dec-99	Lombard, IL	1971	364	2,971	18,163	17,222	3,055	35,301	38,356	(13,149)	25,207	25,469

Total Conventional Properties					67,668	1,946,419	3,767,197	2,245,548	2,002,838	5,956,326	7,959,164	(2,388,140)	5,571,024	4,695,494

Affordable Properties:
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	1,348	29,770	20,594	1,338	50,374	51,712	(18,274)	33,438	21,207
Alliance Towers	High Rise	Mar-02	Alliance, OH	1979	101	530	1,934	773	530	2,707	3,237	(838)	2,399	2,219
Antioch Towers	High Rise	Jan-10	Cleveland, OH	1976	171	720	8,802	88	720	8,890	9,610	(2,359)	7,251	5,717
Anton Square	Garden	Jan-10	Whistler, AL	1984	48	152	1,846	53	152	1,899	2,051	(393)	1,658	1,499
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	641	3,314	1,800	405	5,350	5,755	(1,520)	4,235	4,118
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	1,023	15,265	16,581	582	32,287	32,869	(12,021)	20,848	10,934
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,380	7,044	6,650	1,093	13,981	15,074	(4,080)	10,994	4,338
Bedford House	Mid Rise	Mar-02	Falmouth, KY	1979	48	230	919	335	230	1,254	1,484	(494)	990	1,079
Benjamin Banneker Plaza	Mid Rise	Jan-06	Chester, PA	1976	70	79	3,862	810	79	4,672	4,751	(3,118)	1,633	1,497
Berger Apartments	Mid Rise	Mar-02	New Haven, CT	1981	144	1,152	4,657	2,609	1,152	7,266	8,418	(2,332)	6,086	595
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,813	6,411	13,229	1,813	19,640	21,453	(10,325)	11,128	10,591
Birchwood	Garden	Jan-10	Dallas, TX	1963	276	975	5,525	—	975	5,525	6,500	(380)	6,120	4,240
Blakewood	Garden	Oct-05	Statesboro, GA	1973	42	316	882	402	316	1,284	1,600	(1,167)	433	676
Bolton North	High Rise	Jan-06	Baltimore, MD	1977	209	1,450	6,569	806	1,429	7,396	8,825	(2,579)	6,246	2,223
Bridge Street	Garden	Jan-10	East Stroudsburg, PA	1999	52	398	2,255	47	398	2,302	2,700	(169)	2,531	2,016
Brittany Apartments	Garden	Jan-10	Raytown, MO	1971	144	465	2,635	—	465	2,635	3,100	(194)	2,906	2,138
Burchwood	Garden	Oct-07	Berea, KY	1999	24	147	247	494	147	741	888	(274)	614	949
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	505	3,617	3,785	505	7,402	7,907	(3,124)	4,783	—
California Square I	High Rise	Jan-06	Louisville, KY	1982	101	154	5,704	560	154	6,264	6,418	(3,813)	2,605	3,465
Calvert City	Garden	Jan-10	Calvert City, KY	1980	60	128	694	11	128	705	833	(663)	170	711
Canterbury Towers	High Rise	Jan-06	Worcester, MA	1976	156	567	4,557	1,012	567	5,569	6,136	(3,984)	2,152	3,005
Canyon Shadows	Garden	Jan-10	Riverside, CA	1971	120	488	2,763	—	488	2,763	3,251	(205)	3,046	2,547
Carriage House	Mid Rise	Dec-06	Petersburg, VA	1885	118	847	2,886	3,454	716	6,471	7,187	(1,951)	5,236	2,041
Castlewood	Garden	Mar-02	Davenport, IA	1980	96	585	2,351	1,544	585	3,895	4,480	(1,753)	2,727	3,486
City Line	Garden	Mar-02	Newport News, VA	1976	200	500	2,014	7,329	500	9,343	9,843	(1,598)	8,245	4,786

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2010
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Clisby Towers	Mid Rise	Jan-06	Macon, GA	1980	52	524	1,970	272	524	2,242	2,766	(1,736)	1,030	881
Club, The	Garden	Jan-06	Lexington, NC	1972	87	498	2,128	688	498	2,816	3,314	(2,142)	1,172	235
Cold Spring Homes	Garden	Oct-07	Cold Springs, KY	2000	30	118	(433)	1,129	118	696	814	(383)	431	719
Community Circle II	Garden	Jan-06	Cleveland, OH	1975	129	263	4,699	962	263	5,661	5,924	(3,517)	2,407	3,275
Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	390	8,373	4,879	363	13,279	13,642	(9,980)	3,662	5,529
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	452	5,552	3,442	459	8,987	9,446	(3,917)	5,529	5,704
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	4,872	675	10,588	11,263	(4,294)	6,969	7,027
Country Commons	Garden	Jan-06	Bensalem, PA	1972	352	1,853	17,657	4,493	1,853	22,150	24,003	(11,635)	12,368	12,633
Courtyard	Mid Rise	Jan-06	Cincinnati, OH	1980	137	1,362	4,876	548	1,362	5,424	6,786	(3,324)	3,462	3,787
Courtyards at Kirnwood	Garden	Jan-10	DeSoto, TX	1997	198	861	4,881	—	861	4,881	5,742	(516)	5,226	4,397
Courtyards of Arlington	Garden	Jan-10	Arlington, TX	1996	140	758	4,293	—	758	4,293	5,051	(286)	4,765	2,943
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	355	4,849	247	355	5,096	5,451	(1,436)	4,015	3,197
Crockett Manor	Garden	Mar-04	Trenton, TN	1982	38	42	1,395	73	130	1,380	1,510	(115)	1,395	978
Cumberland Court	Garden	Jan-06	Harrisburg, PA	1975	108	379	4,040	863	379	4,903	5,282	(3,490)	1,792	1,228
Darby Townhouses	Town Home	Jan-10	Sharon Hill, PA	1970	172	1,298	11,115	218	1,298	11,333	12,631	(4,241)	8,390	5,504
Daugette Tower	High Rise	Mar-02	Gadsden, AL	1979	100	540	2,178	1,841	540	4,019	4,559	(1,462)	3,097	—
Day Meadows	Garden	Jan-10	Mountain Home, ID	1978	44	270	1,530	11	270	1,541	1,811	(81)	1,730	956
Delhaven Manor	Mid Rise	Mar-02	Jackson, MS	1983	104	575	2,304	2,046	575	4,350	4,925	(1,923)	3,002	3,625
Denny Place	Garden	Mar-02	North Hollywood, CA	1984	17	394	1,579	146	394	1,725	2,119	(542)	1,577	1,111
Douglas Landing	Garden	Oct-07	Austin, TX	1999	96	750	4,250	95	750	4,345	5,095	(502)	4,593	3,902
Elmwood	Garden	Jan-06	Athens, AL	1981	80	346	2,643	426	346	3,069	3,415	(1,793)	1,622	1,860
Fairburn and Gordon I	Garden	Jan-10	Atlanta, GA	1969	102	143	1,941	292	143	2,233	2,376	(1,509)	867	—
Fairburn and Gordon II	Garden	Jan-06	Atlanta, GA	1969	58	439	1,360	484	439	1,844	2,283	(1,568)	715	—
Fairwood	Garden	Jan-06	Carmichael, CA	1979	86	176	5,264	460	176	5,724	5,900	(3,729)	2,171	2,364
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	440	2,091	2,914	378	5,067	5,445	(751)	4,694	1,121
Fox Run	Garden	Mar-02	Orange, TX	1983	70	420	1,992	1,050	420	3,042	3,462	(1,166)	2,296	2,549
Foxfire	Garden	Jan-06	Jackson, MI	1975	160	856	6,853	2,505	856	9,358	10,214	(5,660)	4,554	1,611
Franklin Square School Apts	Mid Rise	Jan-06	Baltimore, MD	1888	65	566	3,581	259	566	3,840	4,406	(2,271)	2,135	3,898
Friendset Apartments	High Rise	Jan-06	Brooklyn, NY	1979	259	550	16,825	1,873	550	18,698	19,248	(11,001)	8,247	14,095
Frio	Garden	Jan-06	Pearsall, TX	1980	63	327	2,207	419	327	2,626	2,953	(1,855)	1,098	1,109
Gates Manor	Garden	Mar-04	Clinton, TN	1981	80	266	2,225	927	264	3,154	3,418	(1,355)	2,063	2,381
Georgetown Woods	Garden	Jan-10	Indianapolis, IN	1993	90	375	2,125	—	375	2,125	2,500	(175)	2,325	2,118
Glens, The	Garden	Jan-06	Rock Hill, SC	1982	88	839	4,135	1,187	839	5,322	6,161	(3,939)	2,222	3,723
Gotham Apts	Garden	Jan-10	Kansas City, MO	1930	105	471	5,419	79	471	5,498	5,969	(3,334)	2,635	3,408
Greenbriar	Garden	Jan-06	Indianapolis, IN	1980	121	812	3,272	396	812	3,668	4,480	(2,583)	1,897	3,266
Hamlin Estates	Garden	Mar-02	North Hollywood, CA	1983	30	1,010	1,691	262	1,010	1,953	2,963	(754)	2,209	1,349
Hanover Square	High Rise	Jan-06	Baltimore, MD	1980	199	1,656	9,575	510	1,656	10,085	11,741	(6,567)	5,174	10,500
Harris Park Apartments	Garden	Dec-97	Rochester, NY	1968	114	475	2,786	1,321	475	4,107	4,582	(1,959)	2,623	42
Hatillo Housing	Mid Rise	Jan-06	Hatillo, PR	1982	64	202	2,875	515	202	3,390	3,592	(1,939)	1,653	1,358
Henna Townhomes	Garden	Oct-07	Round Rock, TX	1999	160	1,716	9,197	270	1,736	9,447	11,183	(1,132)	10,051	5,874
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	438	5,973	3,593	549	9,455	10,004	(1,808)	8,196	9,100
Hudson Gardens	Garden	Mar-02	Pasadena, CA	1983	41	914	1,548	607	914	2,155	3,069	(732)	2,337	408
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	630	3,137	5,863	630	9,000	9,630	(2,228)	7,402	3,825
James Court	Garden	Jan-10	Meridian, ID	1978	50	345	1,955	9	345	1,964	2,309	(101)	2,208	1,925
JFK Towers	Mid Rise	Jan-06	Durham, NC	1983	177	750	7,970	872	750	8,842	9,592	(5,001)	4,591	5,736
Kephart Plaza	High Rise	Jan-06	Lock Haven, PA	1978	101	609	3,796	569	609	4,365	4,974	(3,131)	1,843	1,650
King Bell Apartments	Garden	Jan-06	Milwaukie, OR	1982	62	204	2,497	205	204	2,702	2,906	(1,535)	1,371	1,599
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,281	9,358	8,143	1,338	17,444	18,782	(3,162)	15,620	16,000
Kubasek Trinity Manor	High Rise	Jan-06	Yonkers, NY	1981	130	54	8,308	1,864	54	10,172	10,226	(5,341)	4,885	4,671
La Salle	Garden	Oct-00	San Francisco, CA	1976	145	1,841	19,568	17,382	1,866	36,925	38,791	(15,711)	23,080	16,093
La Vista	Garden	Jan-06	Concord, CA	1981	75	565	4,448	4,230	581	8,662	9,243	(1,438)	7,805	5,418
Lafayette Square	Garden	Jan-06	Camden, SC	1978	72	142	1,875	98	142	1,973	2,115	(1,664)	451	236
Lake Avenue Commons	Garden	Jan-10	Cleveland, OH	1982	79	488	2,763	—	488	2,763	3,251	(158)	3,093	3,070
Landau	Garden	Oct-05	Clinton, SC	1970	80	1,293	1,429	320	1,293	1,749	3,042	(1,770)	1,272	228
Laurelwood	Garden	Jan-06	Morristown, TN	1981	65	75	1,870	224	75	2,094	2,169	(1,350)	819	1,320
Lock Haven Gardens	Garden	Jan-06	Lock Haven, PA	1979	150	1,163	6,045	666	1,163	6,711	7,874	(4,894)	2,980	2,359
Locust House	High Rise	Mar-02	Westminster, MD	1979	99	650	2,604	851	650	3,455	4,105	(1,228)	2,877	2,084
Long Meadow	Garden	Jan-06	Cheraw, SC	1973	56	158	1,342	214	158	1,556	1,714	(1,232)	482	165
Loring Towers	High Rise	Oct-02	Minneapolis, MN	1975	230	1,297	7,445	7,643	886	15,499	16,385	(4,787)	11,598	10,501
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	129	14,050	6,599	187	20,591	20,778	(4,763)	16,015	15,786
Madisonville	Garden	Jan-10	Madisonville, KY	1981	60	73	367	86	73	453	526	(498)	28	589
Maunakea Tower	High Rise	Jan-10	Honolulu, HI	1976	380	7,995	45,305	3,702	7,995	49,007	57,002	(2,074)	54,928	34,957
Michigan Beach	Garden	Oct-07	Chicago, IL	1958	239	2,225	10,797	978	2,225	11,775	14,000	(4,011)	9,989	5,576

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2010
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Mill Pond	Mid Rise	Jan-06	Taunton, MA	1982	49	80	2,704	319	80	3,023	3,103	(1,768)	1,335	983
Mill Run	Garden	Jan-10	Mobile, AL	1983	50	293	2,569	42	293	2,611	2,904	(818)	2,086	1,466
Miramar Housing	High Rise	Jan-06	Ponce, PR	1983	96	367	5,085	425	367	5,510	5,877	(3,099)	2,778	2,769
Montblanc Gardens	Town Home	Dec-03	Yauco, PR	1982	128	391	3,859	1,010	391	4,869	5,260	(2,645)	2,615	3,252
Monticello Manor	Garden	Jan-10	San Antonio, TX	1998	154	647	3,665	—	647	3,665	4,312	(250)	4,062	3,935
Moss Gardens	Mid Rise	Jan-06	Lafayette, LA	1980	114	524	3,818	824	524	4,642	5,166	(3,174)	1,992	1,946
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	888	2,360	5,157	896	7,509	8,405	(1,905)	6,500	2,179
Newberry Park	Garden	Dec-97	Chicago, IL	1995	84	1,380	7,632	486	1,380	8,118	9,498	(2,972)	6,526	7,299
Nintey Five Vine Street	Garden	Jan-10	Hartford, CT	1800	31	188	1,062	626	188	1,688	1,876	(104)	1,772	1,055
Northlake Village	Garden	Oct-00	Lima, OH	1971	150	487	1,317	1,886	487	3,203	3,690	(1,987)	1,703	—
Northpoint	Garden	Jan-00	Chicago, IL	1921	305	2,280	14,334	16,706	2,510	30,810	33,320	(16,997)	16,323	19,101
Northwinds, The	Garden	Mar-02	Wytheville, VA	1978	144	500	2,012	575	500	2,587	3,087	(1,466)	1,621	1,466
Oakbrook	Garden	Jan-08	Topeka, KS	1979	170	550	2,915	885	550	3,800	4,350	(773)	3,577	2,636
Oakwood Manor	Garden	Mar-04	Milan, TN	1984	34	95	498	18	103	508	611	(140)	471	316
O’Neil	High Rise	Jan-06	Troy, NY	1978	115	88	4,067	864	88	4,931	5,019	(3,452)	1,567	2,595
Oswego Village	Garden	Jan-10	Columbia, PA	1979	68	392	2,221	—	392	2,221	2,613	(140)	2,473	1,395
Overbrook Park	Garden	Jan-06	Chillicothe, OH	1981	50	136	2,282	311	136	2,593	2,729	(1,458)	1,271	1,432
Oxford House	Mid Rise	Mar-02	Deactur, IL	1979	156	993	4,164	928	993	5,092	6,085	(2,109)	3,976	2,627
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	621	5,520	884	619	6,406	7,025	(1,687)	5,338	2,255
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	592	1,442	521	592	1,963	2,555	(1,861)	694	359
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	596	2,965	497	596	3,462	4,058	(2,626)	1,432	361
Park — Joplin Apartments	Garden	Oct-07	Joplin, MO	1974	192	1,154	5,539	402	1,154	5,941	7,095	(924)	6,171	3,165
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	742	6,327	9,798	705	16,162	16,867	(10,003)	6,864	9,423
Park Vista	Garden	Oct-05	Anaheim, CA	1958	392	6,155	25,929	4,822	6,155	30,751	36,906	(7,763)	29,143	37,656
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,684	23,257	18,115	3,427	41,629	45,056	(14,959)	30,097	21,209
Patman Switch	Garden	Jan-06	Hughes Springs, TX	1978	82	727	1,382	616	727	1,998	2,725	(1,589)	1,136	1,229
Pavilion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,416	1,471	—	16,887	16,887	(4,984)	11,903	8,680
Peachwood Place	Garden	Oct-07	Waycross, GA	1999	72	390	748	82	390	830	1,220	(159)	1,061	737
Pinebluff Village	Mid Rise	Jan-06	Salisbury, MD	1980	151	1,112	7,177	758	1,112	7,935	9,047	(5,801)	3,246	1,893
Pinewood Place	Garden	Mar-02	Toledo, OH	1979	99	420	1,698	1,276	420	2,974	3,394	(1,408)	1,986	1,992
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,188	2,631	3,529	1,229	6,119	7,348	(2,237)	5,111	3,171
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	624	2,647	1,637	667	4,241	4,908	(1,968)	2,940	2,560
Portner Place	Town Home	Jan-06	Washington, DC	1980	48	697	3,753	142	697	3,895	4,592	(431)	4,161	6,348
Post Street Apartments	High Rise	Jan-06	Yonkers, NY	1930	56	148	3,315	461	148	3,776	3,924	(2,407)	1,517	1,518
Pride Gardens	Garden	Dec-97	Flora, MS	1975	76	102	1,071	1,753	102	2,824	2,926	(1,586)	1,340	1,062
Rancho California	Garden	Jan-06	Temecula, CA	1984	55	488	5,462	307	488	5,769	6,257	(3,035)	3,222	4,480
Ridgewood Towers	High Rise	Mar-02	East Moline, IL	1977	140	698	2,803	818	698	3,621	4,319	(1,418)	2,901	1,418
River Village	High Rise	Jan-06	Flint, MI	1980	340	1,756	13,877	3,599	1,756	17,476	19,232	(11,075)	8,157	6,929
River’s Edge	Town Home	Jan-06	Greenville, MI	1983	49	311	2,097	391	311	2,488	2,799	(1,731)	1,068	521
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	590	4,932	3,475	598	8,399	8,997	(1,678)	7,319	4,702
Rosedale Court Apartments	Garden	Mar-04	Dawson Springs, KY	1981	40	194	1,177	222	194	1,399	1,593	(612)	981	858
Round Barn	Garden	Mar-02	Champaign, IL	1979	156	947	5,134	5,764	810	11,035	11,845	(2,565)	9,280	5,078
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	404	5,770	11,459	234	17,399	17,633	(4,471)	13,162	5,069
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	243	7,110	12,574	438	19,489	19,927	(5,060)	14,867	11,259
Sandy Hill Terrace	High Rise	Mar-02	Norristown, PA	1980	175	1,650	6,599	2,874	1,650	9,473	11,123	(3,341)	7,782	3,351
Sandy Springs	Garden	Mar-05	Macon, GA	1979	74	366	1,522	1,451	366	2,973	3,339	(1,876)	1,463	1,894
Santa Maria	Garden	Jan-10	San German, PR	1983	86	368	2,087	—	368	2,087	2,455	(390)	2,065	2,343
School Street	Mid Rise	Jan-06	Taunton, MA	1920	75	219	4,335	670	219	5,005	5,224	(2,890)	2,334	2,116
Sherman Hills	High Rise	Jan-06	Wilkes-Barre, PA	1976	344	2,039	15,549	1,560	2,037	17,111	19,148	(13,907)	5,241	2,686
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	1,498	19,071	18,772	1,476	37,865	39,341	(16,745)	22,596	17,391
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	663	2,770	4,383	1,352	6,464	7,816	(4,055)	3,761	3,018
Springfield Villas	Garden	Oct-07	Lockhart, TX	1999	32	—	1,153	86	—	1,239	1,239	(44)	1,195	828
St. George Villas	Garden	Jan-06	St. George, SC	1984	40	86	1,025	147	86	1,172	1,258	(822)	436	483
Stonegate Apts	Mid Rise	Jul-09	Indianapolis, IN	1920	52	255	3,610	353	255	3,963	4,218	(920)	3,298	1,931
Sumler Terrace	Garden	Jan-06	Norfolk, VA	1976	126	215	4,400	671	215	5,071	5,286	(3,836)	1,450	1,191
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	382	4,930	311	382	5,241	5,623	(1,513)	4,110	3,189
Suntree	Garden	Jan-06	St. Johns, MI	1980	121	403	6,488	2,012	403	8,500	8,903	(4,744)	4,159	530
Tabor Towers	Mid Rise	Jan-06	Lewisburg, WV	1979	84	163	3,360	384	163	3,744	3,907	(2,263)	1,644	1,906
Tamarac Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	140	2,775	3,650	363	6,202	6,565	(2,451)	4,114	4,117
Tamarac Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	142	3,195	4,064	266	7,135	7,401	(2,786)	4,615	4,460
Terraces	Mid Rise	Jan-06	Kettering, OH	1979	102	1,561	2,815	1,126	1,561	3,941	5,502	(2,652)	2,850	2,472
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,775	5,848	6,674	1,997	12,300	14,297	(5,810)	8,487	6,859
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	6,827	13,333	872	20,160	21,032	(4,632)	16,400	8,211

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2010
	Property	Date		Year	Number		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Property Name	Type	Consolidated	Location	Built	of Units	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Trestletree Village	Garden	Mar-02	Atlanta, GA	1981	188	1,150	4,655	1,838	1,150	6,493	7,643	(2,355)	5,288	2,793
Underwood Elderly	High Rise	Jan-10	Hartford, CT	1982	136	2,274	7,238	580	2,274	7,818	10,092	(3,380)	6,712	6,203
Underwood Family	Town Home	Jan-10	Hartford, CT	1982	25	830	1,505	44	830	1,549	2,379	(729)	1,650	1,582
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	702	12,201	12,809	702	25,010	25,712	(9,800)	15,912	18,405
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	4,253	21,226	20,286	3,575	42,190	45,765	(7,748)	38,017	22,224
Verdes Del Oriente	Garden	Jan-10	San Pedro, CA	1976	113	1,100	7,044	105	1,100	7,149	8,249	(2,841)	5,408	5,471
Vicente Geigel Polanco	Garden	Jan-10	Isabela, PR	1983	80	361	2,044	—	361	2,044	2,405	(203)	2,202	2,277
Victory Square	Garden	Mar-02	Canton, OH	1975	81	215	889	719	215	1,608	1,823	(728)	1,095	833
Villa de Guadalupe	Garden	Jan-10	San Jose, CA	1982	101	1,770	8,456	31	1,770	8,487	10,257	(3,517)	6,740	6,980
Village Oaks	Mid Rise	Jan-06	Catonsville, MD	1980	181	2,127	5,188	1,895	2,127	7,083	9,210	(4,997)	4,213	4,252
Village of Kaufman	Garden	Mar-05	Kaufman, TX	1981	68	370	1,606	689	370	2,295	2,665	(846)	1,819	1,843
Villas of Mount Dora	Garden	Jan-10	Mt. Dora, FL	1979	70	323	1,828	—	323	1,828	2,151	(156)	1,995	1,704
Vintage Crossing	Town Home	Mar-04	Cuthbert, GA	1985	50	188	1,058	571	188	1,629	1,817	(1,051)	766	1,614
Vista Park Chino	Garden	Mar-02	Chino, CA	1983	40	380	1,521	440	380	1,961	2,341	(776)	1,565	3,120
Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	—	8,690	553	—	9,243	9,243	(2,723)	6,520	8,613
Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	888	5,608	5,176	826	10,846	11,672	(2,599)	9,073	5,600
Wasco Arms	Garden	Mar-02	Wasco, CA	1982	78	625	2,519	1,050	625	3,569	4,194	(1,564)	2,630	3,103
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	555	11,169	6,078	582	17,220	17,802	(9,279)	8,523	3,824
Westwood Terrace	Mid Rise	Mar-02	Moline, IL	1976	97	720	3,242	664	720	3,906	4,626	(1,356)	3,270	1,488
White Cliff	Garden	Mar-02	Lincoln Heights, OH	1977	72	215	938	446	215	1,384	1,599	(639)	960	996
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	223	3,151	2,570	219	5,725	5,944	(2,387)	3,557	2,226
Wickford	Garden	Mar-04	Henderson, NC	1983	44	247	946	198	247	1,144	1,391	(493)	898	1,441
Wilderness Trail	High Rise	Mar-02	Pineville, KY	1983	124	1,010	4,048	739	1,010	4,787	5,797	(1,391)	4,406	4,379
Wilkes Towers	High Rise	Mar-02	North Wilkesboro, NC	1981	72	410	1,680	514	410	2,194	2,604	(845)	1,759	1,870
Willow Wood	Garden	Mar-02	North Hollywood, CA	1984	19	1,051	840	208	1,051	1,048	2,099	(350)	1,749	1,057
Winnsboro Arms	Garden	Jan-06	Winnsboro, SC	1978	60	272	1,697	298	272	1,995	2,267	(1,572)	695	112
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,489	300	7,561	7,861	(1,531)	6,330	3,732
Woodcrest	Garden	Dec-97	Odessa, TX	1972	80	41	229	718	41	947	988	(788)	200	430
Woodland	Garden	Jan-06	Spartanburg, SC	1972	100	182	663	1,438	182	2,101	2,283	(590)	1,693	—
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	541	3,875	4,275	321	8,370	8,691	(3,584)	5,107	3,589
Woodlands	Garden	Jan-10	Whistler, AL	1983	50	213	2,277	29	213	2,306	2,519	(765)	1,754	1,538

Total Affordable Properties					22,207	135,550	927,186	439,064	134,530	1,367,270	1,501,800	(543,342)	958,458	762,289

Other (5)					—	1,038	2,470	3,693	2,063	5,138	7,201	(2,925)	4,276	—

Total					89,875	$2,083,007	$4,696,853	$2,688,305	$2,139,431	$7,328,734	$9,468,165	$(2,934,407)	$6,533,758	$5,457,783

(1)	Date we acquired the property or first consolidated the partnership which owns the property.

(2)	For 2008 and prior periods, costs to acquire the noncontrolling interest’s share of our consolidated real estate partnerships were capitalized as part of the initial cost.

(3)	Costs capitalized subsequent to consolidation includes costs capitalized since acquisition or first consolidation of the partnership/property.

(4)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $3.8 billion at December 31, 2010.

(5)	Other includes land parcels, commercial properties and other related costs. We exclude such properties from our residential unit counts.

AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008
Real Estate
Balance at beginning of year	$9,718,978	$11,000,496	$12,420,200
Additions during the year:
Newly consolidated assets and acquisition of limited partnership interests (1)	69,410	19,683	31,447
Acquisitions	—	—	107,445
Capital additions	175,329	275,444	665,233
Deductions during the year:
Casualty and other write-offs (2)	(15,865)	(43,134)	(130,595)
Sales	(479,687)	(1,533,511)	(2,093,234)

Balance at end of year	$9,468,165	$9,718,978	$11,000,496

Accumulated Depreciation
Balance at beginning of year	$2,723,339	$2,814,992	$3,047,211
Additions during the year:
Depreciation	422,099	478,550	497,395
Newly consolidated assets and acquisition of limited partnership interests (1)	(12,348)	(2,763)	(22,256)
Deductions during the year:
Casualty and other write-offs	(4,831)	(5,200)	(1,838)
Sales	(193,852)	(562,240)	(705,520)

Balance at end of year	$2,934,407	$2,723,339	$2,814,992

(1)	Includes the effect of newly consolidated assets, acquisition of limited partnership interests and related activity.

(2)	Casualty and other write-offs in 2008 include impairments totaling $91.1 million related to our Lincoln Place and Pacific Bay Vistas properties.

ITEM 15.	Exhibits
INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

10.1
Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Amended and Restated Secured Credit Agreement, dated as of November 2, 2004, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 4.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, is incorporated herein by this reference)

10.6
First Amendment to Amended and Restated Secured Credit Agreement, dated as of June 16, 2005, by and among Aimco, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., and NHP Management Company as the borrowers and Bank of America, N.A., Keybank National Association, and the Lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated June 16, 2005, is incorporated herein by this reference)

10.7
Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated as of March 22, 2006, by and among Aimco, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the borrowers, and Bank of America, N.A., Keybank National Association, and the lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated March 22, 2006, is incorporated herein by this reference)

10.8
Third Amendment to Senior Secured Credit Agreement, dated as of August 31, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 31, 2007, is incorporated herein by this reference)

10.9
Fourth Amendment to Senior Secured Credit Agreement, dated as of September 14, 2007, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 14, 2007, is incorporated herein by this reference)

10.10
Fifth Amendment to Senior Secured Credit Agreement, dated as of September 9, 2008, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent and Bank of America, N.A., Keybank National Association and the other lenders listed therein (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 11, 2008, is incorporated herein by this reference)

EXHIBIT NO.	DESCRIPTION

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
Master Indemnification Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.17
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Apartment Investment and Management Company, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.18
Employment Contract executed on December 29, 2008, by and between AIMCO Properties, L.P. and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.19	Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31,
1999, is incorporated herein by this reference)*

10.20
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.21
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.22	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

EXHIBIT NO.	DESCRIPTION

10.23	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.24	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*

10.25	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement re: disclosure of long-term debt instruments

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)	The file reference number for all exhibits is 001-13232, and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement