Form 10-Q
period 2011-06-30
AIMCO PROPERTIES LP
filed 2011-08-01
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The number of Partnership Common Units outstanding as of July 27, 2011: 126,776,680

AIMCO PROPERTIES, L.P.

FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4. Controls and Procedures	36

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors	37

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

ITEM 6. Exhibits	38

Signatures	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Buildings and improvements	$6,993,515	$7,100,012
Land	2,107,082	2,108,349

Total real estate	9,100,597	9,208,361
Less accumulated depreciation	(2,837,390)	(2,821,430)

Net real estate ($817,297 and $846,081 related to VIEs)	6,263,207	6,386,931
Cash and cash equivalents ($35,430 and $34,808 related to VIEs)	85,324	111,325
Restricted cash ($50,373 and $55,076 related to VIEs)	196,426	200,503
Accounts receivable, net ($10,238 and $8,393 related to VIEs)	41,293	49,855
Accounts receivable from affiliates, net	5,179	8,392
Deferred financing costs, net	46,984	46,953
Notes receivable from unconsolidated real estate partnerships, net	10,209	10,896
Notes receivable from non-affiliates, net	117,078	116,726
Notes receivable from Aimco	17,666	17,230
Investment in unconsolidated real estate partnerships ($48,478 and $54,374 related to VIEs)	73,218	58,151
Other assets	239,721	180,522
Deferred income tax assets, net	61,919	58,736
Assets held for sale	23,713	148,876

Total assets	$7,181,937	$7,395,096

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property tax-exempt bond financing ($225,837 and $209,550 related to VIEs)	$434,536	$511,811
Non-recourse property loans payable ($417,669 and $428,417 related to VIEs)	4,872,614	4,833,938
Revolving credit facility borrowings	21,500	—
Other borrowings ($13,294 and $15,486 related to VIEs)	40,974	47,018

Total indebtedness	5,369,624	5,392,767

Accounts payable	25,988	27,322
Accrued liabilities and other ($66,162 and $79,170 related to VIEs)	228,396	250,103
Deferred income	147,082	150,577
Security deposits	34,982	34,308
Liabilities related to assets held for sale	24,177	113,289

Total liabilities	5,830,249	5,968,366

Redeemable preferred units	93,387	103,428

Commitments and contingencies (Note 5)	—	—
Partners’ Capital:
Preferred units	657,601	657,601
General Partner and Special Limited Partner	208,022	264,182
Limited Partners	153,355	158,401
High Performance Units	(47,228)	(44,892)
Investment in Aimco Class A Common Stock	(4,263)	(4,397)

Partners’ capital attributable to the Partnership	967,487	1,030,895

Noncontrolling interests in consolidated real estate partnerships	290,814	292,407

Total partners’ capital	1,258,301	1,323,302

Total liabilities and partners’ capital	$7,181,937	$7,395,096

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Rental and other property revenues	$273,384	$266,728	$545,176	$533,332
Asset management and tax credit revenues	7,651	9,796	16,887	14,497

Total revenues	281,035	276,524	562,063	547,829

OPERATING EXPENSES:
Property operating expenses	117,379	123,126	240,908	250,266
Investment management expenses	2,187	5,141	5,219	8,370
Depreciation and amortization	94,084	102,809	193,117	206,092
General and administrative expenses	12,372	15,184	23,498	26,919
Other expenses (income), net	5,222	(4,485)	9,156	(2,148)

Total operating expenses	231,244	241,775	471,898	489,499

Operating income	49,791	34,749	90,165	58,330

Interest income	2,478	2,123	4,938	5,506
(Provision for) recovery of losses on notes receivable, net	(36)	148	(53)	(278)
Interest expense	(96,716)	(76,203)	(171,805)	(152,579)
Equity in (losses) earnings of unconsolidated real estate partnerships	(1,798)	(5,295)	(3,446)	3,853
Gain on dispositions of unconsolidated real estate and other	808	3,041	2,021	4,485

Loss before income taxes and discontinued operations	(45,473)	(41,437)	(78,180)	(80,683)
Income tax benefit	2,257	3,385	4,765	7,151

Loss from continuing operations	(43,216)	(38,052)	(73,415)	(73,532)
Income from discontinued operations, net	16,469	28,096	19,603	47,028

Net loss	(26,747)	(9,956)	(53,812)	(26,504)
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	2,771	2,716	10,076	(9,418)

Net loss attributable to the Partnership	(23,976)	(7,240)	(43,736)	(35,922)
Net income attributable to the Partnership’s preferred unitholders	(11,343)	(11,811)	(25,470)	(26,426)
Net income attributable to participating securities	(54)	(42)	(111)	—

Net loss attributable to the Partnership’s common unitholders	$(35,373)	$(19,093)	$(69,317)	$(62,348)

Earnings (loss) per common unit — basic and diluted (Note 6):
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.35)	$(0.33)	$(0.66)	$(0.75)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.07	0.18	0.11	0.25

Net loss attributable to the Partnership’s common unitholders	$(0.28)	$(0.15)	$(0.55)	$(0.50)

Weighted average common units outstanding, basic and diluted	127,577	124,663	126,675	124,521

Distributions declared per common unit	$0.12	$0.10	$0.24	$0.10

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,812)	$(26,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	193,117	206,092
Equity in losses (earnings) of unconsolidated real estate partnerships	3,446	(3,853)
Gain on dispositions of unconsolidated real estate and other	(2,021)	(4,485)
Discontinued operations	(16,641)	(33,424)
Other adjustments	9,063	2,090
Net changes in operating assets and operating liabilities	(37,944)	(28,953)

Net cash provided by operating activities	95,208	110,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61,849)	(79,023)
Proceeds from dispositions of real estate	87,313	107,163
Purchases of interests in unconsolidated real estate and corporate assets	(28,714)	(3,291)
Purchase of investment in debt securities (Note 4)	(51,534)	—
Originations of notes receivable from unconsolidated real estate partnerships	(411)	(733)
Proceeds from repayment of notes receivable	6,264	1,650
Proceeds from sale of interests in and distributions from real estate partnerships	3,303	9,132
Net increase in cash from consolidation and deconsolidation of entities	—	13,118
Distributions received from Aimco	134	112
Other investing activities	12,090	8,341

Net cash (used in) provided by investing activities	(33,404)	56,469

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from property loans	662,601	125,491
Principal repayments on property loans	(647,719)	(124,794)
Principal repayments on tax-exempt bond financing	(98,447)	(31,061)
Payments on term loans	—	(65,000)
Net borrowings on revolving credit facility	21,500	—
Repurchases of preferred units from Aimco	(7,000)	(7,000)
Proceeds from issuance of common OP Units to Aimco	60,973	—
Proceeds from Aimco Class A Common Stock option exercises	1,806	1,806
Payment of distributions to preferred units	(28,219)	(29,204)
Payment of distributions to General Partner and Special Limited Partner	(28,711)	(23,446)
Payment of distributions to Limited Partners	(1,461)	(1,212)
Payment of distributions to High Performance Units	(564)	(468)
Payment of distributions to noncontrolling interests	(16,606)	(23,568)
Other financing activities	(5,958)	8,082

Net cash used in financing activities	(87,805)	(170,374)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,001)	(2,942)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	111,325	81,260

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,324	$78,318

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
At June 30, 2011, we had outstanding 126,484,374 common OP Units, 27,961,594 preferred OP Units and 2,339,950 High Performance Units. At June 30, 2011, Aimco owned 120,477,521 of the common OP Units and 24,900,094 of the preferred OP Units.
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

•	provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred units.
As of June 30, 2011, we:
•	owned an equity interest in 215 conventional real estate properties with 67,049 units;
•	owned an equity interest in 205 affordable real estate properties with 24,406 units; and

•
provided services for, or managed, 13,921 units in 187 properties, primarily pursuant to long-term asset management agreements. In certain cases, we may indirectly own generally less than one percent of the operations of such properties through a syndication or other fund.

Of these properties, we consolidated 209 conventional properties with 65,603 units and 163 affordable properties with 20,235 units. These conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined in Note 7) during the six months ended June 30, 2011. During the six months ended June 30, 2011, as part of our ongoing effort to simplify our business, we resigned from our role providing asset or property management services for approximately 100 properties with approximately 11,400 units.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
As of June 30, 2011, we were the primary beneficiary of, and therefore consolidated, approximately 125 VIEs, which owned 84 apartment properties with 12,982 units. Real estate with a carrying value of $817.3 million collateralized $643.5 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of June 30, 2011, we also held variable interests in 244 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 297 apartment properties with 18,606 units. We are involved with those VIEs as an equity holder, lender, management agent, or through other contractual relationships. The majority of our investments in unconsolidated VIEs, or approximately $42.8 million at June 30, 2011, are held through consolidated investment partnerships that are VIEs and in which we generally hold a 1% or less general partner or equivalent interest. Accordingly, substantially all of the investment balances related to these unconsolidated VIEs are attributed to the noncontrolling interests in the consolidated investment partnerships that hold the investments in these unconsolidated VIEs. Our maximum risk of loss related to our investment in these VIEs is generally limited to our equity interest in the consolidated investment partnerships, which is insignificant. The remainder of our investment in unconsolidated VIEs, or approximately $5.9 million at June 30, 2011, is held through consolidated tax credit funds that are VIEs and in which we hold substantially all of the economic interests. Our maximum risk of loss related to our investment in these VIEs is limited to our $5.9 million recorded investment in such entities.
In addition to our investments in unconsolidated VIEs discussed above, at June 30, 2011, we had in aggregate $99.8 million of receivables from these unconsolidated VIEs and we had a contractual obligation to advance funds to certain unconsolidated VIEs totaling $3.4 million. Our maximum risk of loss associated with our lending and management activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
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
The following table summarizes our notes receivable as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	Unconsolidated			Unconsolidated
	Real Estate	Non-		Real Estate	Non-
	Partnerships	Affiliates	Total	Partnerships	Affiliates	Total
Par value notes	$10,081	$19,572	$29,653	$10,821	$17,899	$28,720
Discounted notes	1,011	97,506	98,517	980	98,827	99,807
Allowance for loan losses	(883)	—	(883)	(905)	—	(905)

Total notes receivable	$10,209	$117,078	$127,287	$10,896	$116,726	$127,622

Face value of discounted notes	$31,448	$106,466	$137,914	$31,755	$108,621	$140,376
Notes receivable from unconsolidated real estate partnerships are generally unsecured and have various annual interest rates ranging between 4.3% and 12.0% and averaging 9.8%. Notes receivable from non-affiliates have various annual interest rates ranging between 2.1% and 8.8% and averaging 4.1%. Included in the notes receivable from non-affiliates at June 30, 2011 and December 31, 2010 are $99.9 million and $103.9 million, respectively, in notes that were secured by interests in real estate or interests in real estate partnerships.

During the six months ended June 30, 2011, there have been no significant changes in the allowance for loan losses related to our notes receivable from unconsolidated real estate partnerships and non-affiliates. Additionally, there have been no significant changes related to the carrying amounts, our average recorded investment in or unpaid principal balances for impaired loans. During the three and six months ended June 30, 2011 and 2010, we did not recognize any significant amounts of interest income related to impaired or non-impaired notes receivable.
We recognize interest income as earned on the $28.5 million of our par value notes receivable at June 30, 2011 that are estimated to be collectible and have not been impaired. Of our total par value notes outstanding at June 30, 2011, notes with balances of $18.9 million have stated maturity dates and the remainder have no stated maturity date and are governed by the terms of the partnership agreements pursuant to which the loans were extended. At June 30, 2011, none of the par value notes with stated maturity dates were past due.
Notes Receivable from Aimco
In addition to the notes receivable discussed above, we had notes receivable that we received in exchange for the sale of certain real estate assets to Aimco in December 2000. The notes bear interest at 5.7% per annum and had original principal amounts of $10.1 million. Unpaid principal and interest on the $7.6 million note is due upon demand on the $2.5 million note was due on December 31, 2010, and as of the date of this filing, has not been repaid. At June 30, 2011 and December 31, 2010, the balance of the notes totaled $17.7 million and $17.2 million, respectively, which includes accrued and unpaid interest. In assessing collectability of these notes, we consider Aimco’s financial position and potential sources of repayment, including future distributions we may pay on the common partnership units owned by Aimco.
Partners’ Capital (including Noncontrolling Interests)
The following table presents a reconciliation of our consolidated temporary capital account from December 31, 2010 to June 30, 2011 (in thousands):

Redeemable
Preferred Units
Balance, December 31, 2010	$103,428
Preferred distributions	(3,342)
Redemption of preferred units	(41)
Repurchase of preferred units	(10,000)
Net income	3,342

Balance, June 30, 2011	$93,387

The following table presents a reconciliation of our consolidated permanent equity accounts from December 31, 2010 to June 30, 2011(in thousands):

		Noncontrolling
		interests in
	Partners’ capital	consolidated real	Total
	attributable to	estate	partners’
	the Partnership	partnerships	capital
Balance, December 31, 2010	$1,030,895	$292,407	$1,323,302
Contributions	—	11,121	11,121
Issuance of common OP Units to Aimco	60,973	—	60,973
Preferred unit distributions	(24,877)	—	(24,877)
Common distributions	(30,599)	(16,606)	(47,205)
Discount on repurchase of preferred units	3,000	—	3,000
Repurchases of common units	(3,351)	—	(3,351)
Amortization of Aimco stock based compensation cost	3,557	—	3,557
Common OP Units issued to Aimco in connection with Aimco stock option exercises	1,806	—	1,806
Effect of changes in ownership for consolidated entities (Note 4)	(27,958)	14,124	(13,834)
Change in accumulated other comprehensive loss	849	(103)	746
Other	270	(53)	217
Net loss	(47,078)	(10,076)	(57,154)

Balance, June 30, 2011	$967,487	$290,814	$1,258,301

Derivative Financial Instruments
We have limited exposure to derivative financial instruments. We are contractually obligated on certain of our variable rate debt to limit our exposure to interest rate fluctuations, and we do so by entering into interest rate swap agreements. We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The fair values of the interest rate swaps are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense or partners’ capital, as appropriate.
At June 30, 2011 and December 31, 2010, we had interest rate swaps with aggregate notional amounts of $52.3 million, and recorded fair values of $3.6 million and $2.7 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At June 30, 2011, these interest rate swaps had a weighted average term of 9.6 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within partners’ capital to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within partners’ capital and as an adjustment of earnings (ineffectiveness) are discussed in the Fair Value Measurements section below.
If the forward rates at June 30, 2011 remain constant, we estimate that during the next twelve months, we would reclassify into earnings approximately $1.6 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from a lower effective rate than the underlying variable rates on this debt.
We have entered into total rate of return swaps on various fixed-rate property debt to convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower our cost of borrowing. In exchange for our receipt of a fixed rate generally equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate, equivalent to one of several indices, plus a risk spread. The underlying borrowings are generally callable at our option, with no prepayment penalty, with 30 days advance notice, and the swaps mature in 2012.

We designate total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense.
As of June 30, 2011 and December 31, 2010, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $164.3 million and $276.9 million, respectively. We reduced by $112.0 million the amount of debt subject to certain total rate of return swaps and terminated the associated swaps during the six months ended June 30, 2011, in connection with our refinancing of the underlying debt. We repaid the debt subject to the swaps at par and, accordingly, no payments were required upon termination of the swaps. The remaining reduction in the outstanding principal balance during the six months ended June 30, 2011 was due to other principal amortization. At June 30, 2011, the weighted average fixed receive rate under the total return swaps was 6.4% and the weighted average variable pay rate was 1.6%, based on the applicable index rates effective as of that date. Information related to the fair value of these instruments at June 30, 2011 and December 31, 2010, is discussed in the Fair Value Measurements section below.
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
The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis, consisting of investments in securities classified as available for sale (AFS), interest rate swaps (IR swaps), total rate of return swaps (TRR swaps) and debt subject to TRR swaps (TRR debt) (in thousands):

	Level 2		Level 3
		IR	TRR	TRR
	AFS (1)	swaps (2)	swaps (3)	debt (4)	Total
Fair value at December 31, 2009	$—	$(1,596)	$(24,307)	$24,307	$(1,596)
Unrealized gains (losses) included in earnings (5)	—	(23)	907	(907)	(23)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in partners’ capital	—	(2,006)	—	—	(2,006)

Fair value at June 30, 2010	$—	$(3,625)	$(23,400)	$23,400	$(3,625)

Fair value at December 31, 2010	$—	$(2,746)	$(19,542)	$19,542	$(2,746)
Purchases	51,534	—	—	—	51,534
Investment accretion (see Note 4)	269	—	—	—	269
Unrealized gains (losses) included in earnings (5)	—	(24)	8,547	(8,547)	(24)
Realized gains (losses) included in earnings	—	—	—	—	—
Unrealized gains (losses) included in partners’ capital	1,573	(827)	—	—	746

Fair value at June 30, 2011	$53,376	$(3,597)	$(10,995)	$10,995	$49,779

(1)
The fair value of investments classified as available for sale is estimated using an income and market approach with primarily observable inputs, including information yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The discount to the face value of the investments is accreted into interest income over the expected term of the investments. The amortized cost of these investments was $51.8 million at June 30, 2011. Refer to Note 4 for further discussion of these investments.

(2)
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

(5)
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

The table below presents information regarding amounts measured at fair value in our condensed consolidated financial statements on a nonrecurring basis during the six months ended June 30, 2011 and 2010, all of which were based, in part, on significant unobservable inputs classified within Level 3 of the valuation hierarchy (in thousands):

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	Fair value	Total	Fair value	Total
	measurement	gain (loss)	measurement	gain (loss)
Real estate (impairment losses) (1)(3)	$49,114	$(7,390)	$29,050	$(6,883)
Real estate (newly consolidated) (2)(3)	—	—	117,083	236
Property debt (newly consolidated) (2)(4)	—	—	83,890	—

(1)
During the six months ended June 30, 2011 and 2010, we reduced the aggregate carrying amounts of $56.5 million and $35.9 million, respectively, for real estate assets classified as held for sale to their estimated fair value, less estimated costs to sell. These impairment losses recognized generally resulted from a reduction in the estimated holding period for these assets. In periods prior to their classification as held for sale, we evaluated the recoverability of their carrying amounts based on an analysis of the undiscounted cash flows over the anticipated expected holding period.

(2)
In connection with our adoption of revised accounting guidance regarding consolidation of VIEs and reconsideration events during the six months ended June 30, 2010, we consolidated 17 partnerships at fair value. With the exception of such partnerships’ investments in real estate properties and related non-recourse property debt obligations, we determined the carrying amounts of the related assets and liabilities approximated their fair values. The difference between our recorded investments in such partnerships and the fair value of the assets and liabilities recognized in consolidation resulted in an adjustment of consolidated partners’ capital (allocated between the Partnership and noncontrolling interests) for those partnerships consolidated in connection with our adoption of the revised accounting guidance for VIEs. For the partnerships we consolidated at fair value due to reconsideration events during the six months ended June 30, 2010, the difference between our recorded investments in such partnerships and the fair value of the assets, liabilities and noncontrolling interests recognized upon consolidation resulted in our recognition of a gain, which is included in gain on disposition of unconsolidated real estate and other in our condensed consolidated statement of operations for the six months ended June 30, 2010.

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

We believe that the aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt approximates their aggregate carrying amounts at June 30, 2011 and December 31, 2010, due to their relatively short-term nature and high probability of realization. We estimate fair value for our notes receivable and debt instruments using present value techniques that include income and market valuation approaches using observable inputs such as market rates for debt with the same or similar terms and unobservable inputs such as collateral quality and loan-to-value ratios on similarly encumbered assets. Because of the significance of unobservable inputs to these fair value measurements, we classify them within Level 3 of the fair value hierarchy. Present value calculations vary depending on the assumptions used, including the discount rate and estimates of future cash flows. In many cases, the fair value estimates may not be realizable in immediate settlement of the instruments. The estimated aggregate fair value of our notes receivable was approximately $114.7 million and $116.0 million at June 30, 2011 and December 31, 2010, respectively, as compared to their carrying amounts of $127.3 million and $127.6 million. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.5 billion and $5.6 billion at June 30, 2011 and December 31, 2010, respectively, as compared to aggregate carrying amounts of $5.4 billion and $5.5 billion, respectively. The fair values of our derivative instruments at June 30, 2011 and December 31, 2010, are included in the recurring fair value measurements table above.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards. The amendments, which primarily require additional fair value disclosures, are to be applied prospectively for annual periods beginning after December 15, 2011. We are currently evaluating the effect ASU 2011-04 will have on our consolidated financial statements.
Comprehensive Income or Loss
As discussed in the Derivative Financial Instruments section, we recognize changes in the fair value of our cash flow hedges as changes in accumulated other comprehensive loss within partners’ capital. Additionally, as discussed in Note 4, we have investments classified as available for sale which are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity. Our consolidated comprehensive loss for the three months ended June 30, 2011 and 2010, totaled $26.1 million and $11.8 million, respectively, and for the six months ended June 30, 2011 and 2010, totaled $53.1 million and $28.5 million, respectively, before the effects of noncontrolling interests.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, or ASU 2011-15, which revises the manner in which companies present comprehensive income. Under ASU 2011-15, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single, continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the effect ASU 2011-15 will have on our consolidated financial statements and have not yet determined which method of presentation we will elect.
Concentration of Credit Risk
At June 30, 2011, we had total rate of return swap positions with two financial institutions totaling $164.6 million. We periodically evaluate counterparty credit risk associated with these arrangements. In the event either counterparty were to default under these arrangements, loss of the net interest benefit we generally receive under these arrangements, which is equal to the difference between the fixed rate we receive and the variable rate we pay, may adversely impact our results of operations and operating cash flows. However, at the current time, we have concluded we do not have material exposure.
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
NOTE 3 — Real Estate Dispositions
Real Estate Dispositions (Discontinued Operations)
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus, the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At June 30, 2011 and December 31, 2010, we had two and 29 properties, with an aggregate of 710 and 4,750 units, respectively, classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Real estate, net	$23,137	$146,805
Other assets	576	2,071

Assets held for sale	$23,713	$148,876

Property debt	$23,951	$112,034
Other liabilities	226	1,255

Liabilities related to assets held for sale	$24,177	$113,289

During the six months ended June, 2011 and 2010, we sold or disposed of 27 properties and 23 properties with an aggregate of 4,040 units and 3,547 units, respectively. During the year ended December 31, 2010, we disposed of 51 consolidated properties with an aggregate of 8,189 units. For the three and six months ended June 30, 2011 and 2010, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties disposed of and for properties classified as held for sale as of June 30, 2011.
The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to the Partnership and to noncontrolling interests for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Rental and other property revenues	$4,019	$21,695	$11,538	$47,639
Property operating expenses	(2,169)	(9,590)	(6,288)	(25,910)
Depreciation and amortization	(1,647)	(6,311)	(4,065)	(12,839)
Provision for operating real estate impairment losses	(2,452)	(895)	(6,307)	(8,121)

Operating (loss) income	(2,249)	4,899	(5,122)	769
Interest income	262	101	314	183
Interest expense	(1,009)	(3,881)	(2,602)	(8,308)

(Loss) income before gain on dispositions of real estate and income tax	(2,996)	1,119	(7,410)	(7,356)
Gain on dispositions of real estate	19,716	26,982	27,434	53,321
Income tax (expense) benefit	(251)	(5)	(421)	1,063

Income from discontinued operations, net	$16,469	$28,096	$19,603	$47,028

Income from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	$(7,196)	$(6,383)	$(5,943)	$(16,241)

Income from discontinued operations attributable to the Partnership	$9,273	$21,713	$13,660	$30,787

Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $4.8 million and $5.0 million for the three and six months ended June 30, 2011, respectively, and $2.6 million and $3.2 million for the three and six months ended June 30, 2010, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold or classified as held for sale during the three and six months ended June 30, 2011, we allocated $0.9 million and $1.7 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $0.7 million and $1.2 million, respectively, were recognized as a reduction of gain on dispositions of real estate and $0.2 million and $0.5 million, respectively, were recognized as an adjustment of impairment losses during the three and six months ended June 30, 2011. In connection with properties sold or classified as held for sale during the three and six months ended June 30, 2010, we allocated $1.5 million and $2.8 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold or classified as held for sale. Of these amounts, $1.4 million and $2.6 million, respectively, were treated as a reduction of gain on dispositions of real estate and $0.1 million and $0.2 million, respectively, were treated as an adjustment of impairment losses during the three and six months ended June 30, 2010. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold or classified as held for sale and the retained portions of the reporting units to which the goodwill was allocated.
NOTE 4 — Other Significant Transactions
Property Loan Securitization Transactions
During the three months ended June 30, 2011, we completed a series of financing transactions that repaid $625.7 million of non-recourse property loans that were scheduled to mature between the years 2012 and 2016 with proceeds from new long-term, fixed-rate, non-recourse property loans, or the New Loans. The New Loans, which total $673.8 million, were closed in three parts; $218.6 million closed during the three months ended December 31, 2010, $120.6 million closed during the three months ended March 31, 2011, and $334.6 million closed during the three months ended June 30, 2011. All of the New Loans have a ten year term, with principal scheduled to amortize over 30 years. Subsequent to origination, the New Loans were sold to Federal Home Loan Mortgage Corp, or Freddie Mac, which then securitized the New Loans. The securitization trust will hold only the New Loans referenced above and the trust securities trade under the label FREMF 2011K-AIV. In connection with the refinancings during the three months ended June 30, 2011, we recognized a loss on debt extinguishment of $23.0 million in interest expense, consisting of $20.7 million in prepayment penalties and a $2.3 million write off of previous deferred loan costs.
During the three months ended June 30, 2011, as part of the securitization transaction, we purchased for $51.5 million the first loss and mezzanine positions in the securitization trust, which have a face value of $100.9 million and stated maturity dates corresponding to the terms of the loans held by the trust. We designated these investments as available for sale securities and they are included in other assets in our condensed consolidated balance sheet at June 30, 2011. These investments were initially recognized at their purchased value and the discount to the face value will be accreted into interest income over the expected term of the securities. Based on their classification as available for sale securities, we measure these investment at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity.
Issuance of Common OP Units to Aimco
During the six months ended June 30, 2011, Aimco sold 2.8 million shares of Class A Common Stock under its “at the market,” or ATM, offering program, generating $70.6 million of gross proceeds, or $69.2 million net of commissions. Aimco contributed the proceeds to us in exchange for an equivalent number of common OP Units. Sales of approximately 325,000 of Aimco’s shares were initiated during the six months ended June 30, 2011, but settled in the subsequent period. Similarly, our issuance to Aimco of an equivalent number of common OP Units occurred in the subsequent period. Accordingly, for accounting purposes these common OP Units issued to Aimco were not reflected as issued and outstanding during the six months ended June 30, 2011, and the net proceeds of $8.2 million will be recognized in the subsequent period. We used the net proceeds to fund the prepayment penalties and investments discussed above.

Acquisitions of Noncontrolling Partnership Interests
During the six months ended June 30, 2011, we acquired the remaining noncontrolling limited partnership interests in six consolidated real estate partnerships that own nine properties and in which our affiliates serve as general partner, for a total cost of $13.6 million. We recognized the excess of the cost over the carrying amount of the noncontrolling interests acquired as an adjustment of partners’ capital. During the six months ended June 30, 2010, there were no comparable acquisitions of noncontrolling limited partnership interests.
NOTE 5 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $14.0 million related to construction projects, most of which we expect to incur during the remainder of 2011 and during 2012. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
We have committed to fund an additional $3.4 million in loans on certain unconsolidated properties in West Harlem in New York City. Additionally, in certain circumstances, the obligor under these notes has the ability to put the properties to us, which would result in a cash payment of approximately $30.7 million and the assumption of $118.5 million in property debt. The obligor’s right to exercise the put depends upon the achievement of specified operating performance thresholds.
Aimco has an agreement that allows the holder of some of its Series A Community Reinvestment Act Preferred Stock, or the CRA Preferred Stock, to require Aimco to repurchase $10.0 million in liquidation preference of the CRA Preferred Stock at a 30% discount, during the three months ending June 30, 2012. Upon any repurchases required of Aimco under this agreement, we will repurchase from Aimco an equivalent number of our Series A Community Reinvestment Act Preferred Units, or the CRA Preferred Units, held by Aimco. Based on the holder’s ability to require Aimco to repurchase these amounts and our obligation to purchase from Aimco a corresponding number of CRA Preferred Units, the $10.0 million in liquidation preference of our CRA Preferred Units, or the maximum redemption value of such preferred units, is classified within temporary capital in our condensed consolidated balance sheet at June 30, 2011.
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
During the three months ended June 30, 2011, we mediated the previously disclosed dispute with respect to mergers completed earlier in 2011 in which we acquired the remaining noncontrolling interests in six consolidated real estate partnerships. As a result of the mediation we agreed to pay the limited partners additional consideration of $7.5 million for their partnership units.

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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2011, are immaterial to our consolidated financial condition, results of operations and cash flows.
NOTE 6 — Earnings (Loss) per Unit
We calculate earnings (loss) per unit based on the weighted average number of common OP Units, participating securities, common OP Unit equivalents and dilutive convertible securities outstanding during the period. We consider both common OP Units and High Performance Units, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the calculation of basic and diluted earnings (loss) per unit for the three and six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(43,216)	$(38,052)	$(73,415)	$(73,532)
Loss from continuing operations attributable to noncontrolling interests	9,967	9,099	16,019	6,823
Income attributable to the Partnership’s preferred unitholders	(11,343)	(11,811)	(25,470)	(26,426)
Income attributable to participating securities	(54)	(42)	(111)	—

Loss from continuing operations attributable to the Partnership’s common unitholders	$(44,646)	$(40,806)	$(82,977)	$(93,135)

Income from discontinued operations	$16,469	$28,096	$19,603	$47,028
Income from discontinued operations attributable to noncontrolling interests	(7,196)	(6,383)	(5,943)	(16,241)

Income from discontinued operations attributable to the Partnership’s common unitholders	$9,273	$21,713	$13,660	$30,787

Net loss	$(26,747)	$(9,956)	$(53,812)	$(26,504)
Loss (income) attributable to noncontrolling interests	2,771	2,716	10,076	(9,418)
Income attributable to the Partnership’s preferred unitholders	(11,343)	(11,811)	(25,470)	(26,426)
Income attributable to participating securities	(54)	(42)	(111)	—

Net loss attributable to the Partnership’s common unitholders	$(35,373)	$(19,093)	$(69,317)	$(62,348)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding
Common OP Units	125,237	122,323	124,335	122,181
High Performance Units	2,340	2,340	2,340	2,340

Total common units	127,577	124,663	126,675	124,521
Effect of dilutive securities:
Dilutive potential common units	—	—	—	—

Denominator for diluted earnings per unit	127,577	124,663	126,675	124,521

Earnings (loss) per common unit — basic and diluted:
Loss from continuing operations attributable to the Partnership’s common unitholders	$(0.35)	$(0.33)	$(0.66)	$(0.75)
Income from discontinued operations attributable to the Partnership’s common unitholders	0.07	0.18	0.11	0.25

Net loss attributable to the Partnership’s common unitholders	$(0.28)	$(0.15)	$(0.55)	$(0.50)

As of June 30, 2011 and 2010, the common unit equivalents that could potentially dilute basic earnings per unit in future periods totaled 6.9 million and 7.2 million, respectively. These securities represent options to purchase shares of Aimco Class A Common Stock, which, if exercised, would result in our issuance to Aimco of common OP Units corresponding to the number of shares purchased under the options. They have been excluded from the earnings (loss) per unit computations for the three and six months ended June 30, 2011 and 2010, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Aimco Class A Common Stock and shares of Aimco Class A Common Stock purchased pursuant to officer loans, receive dividends similar to shares of Aimco Class A Common Stock and common OP Units and totaled 0.5 million and 0.6 million at June 30, 2011 and 2010, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of redeemable preferred OP Units are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at our option, shares of Aimco Class A Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Aimco Class A Common Stock based on the conversion terms. As of June 30, 2011, a total of 3.1 million preferred OP Units were outstanding with redemption values of $82.5 million and were potentially redeemable for approximately 3.2 million shares of Aimco Class A Common Stock (based on the period end market price), or cash at our option. We have a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. The potential dilutive effect of these securities would have been antidilutive in the periods presented. Additionally, based on our cash redemption policy, they may also be excluded from future earnings (loss) per unit computations in periods during which their effect is dilutive.
NOTE 7 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and included 215 properties with 67,049 units at June 30, 2011. Our affordable real estate operations consisted of 205 properties with 24,406 units at June 30, 2011, with rents that are generally paid, in whole or part, by a government agency.
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

The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three and six months ended June 30, 2011 and 2010 (in thousands):

				Corporate and
	Conventional	Affordable	Proportionate	Amounts Not
	Real Estate	Real Estate	Adjustments	Allocated to
	Operations	Operations	(1)	Segments	Consolidated
Three Months Ended June 30, 2011:
Rental and other property revenues (2)	$208,253	$32,826	$32,029	$276	$273,384
Asset management and tax credit revenues	—	—	—	7,651	7,651

Total revenues	208,253	32,826	32,029	7,927	281,035

Property operating expenses (2)	77,323	13,599	13,912	12,545	117,379
Investment management expenses	—	—	—	2,187	2,187
Depreciation and amortization (2)	—	—	—	94,084	94,084
General and administrative expenses	—	—	—	12,372	12,372
Other expenses, net	—	—	—	5,222	5,222

Total operating expenses	77,323	13,599	13,912	126,410	231,244

Net operating income (loss)	130,930	19,227	18,117	(118,483)	49,791
Other items included in continuing operations	—	—	—	(93,007)	(93,007)

Income (loss) from continuing operations	$130,930	$19,227	$18,117	$(211,490)	$(43,216)

Three Months Ended June 30, 2010:
Rental and other property revenues (2)	$203,251	$31,661	$31,159	$657	$266,728
Asset management and tax credit revenues	—	—	—	9,796	9,796

Total revenues	203,251	31,661	31,159	10,453	276,524

Property operating expenses (2)	78,396	13,924	13,978	16,828	123,126
Investment management expenses	—	—	—	5,141	5,141
Depreciation and amortization (2)	—	—	—	102,809	102,809
General and administrative expenses	—	—	—	15,184	15,184
Other income, net	—	—	—	(4,485)	(4,485)

Total operating expenses	78,396	13,924	13,978	135,477	241,775

Net operating income (loss)	124,855	17,737	17,181	(125,024)	34,749
Other items included in continuing operations	—	—	—	(72,801)	(72,801)

Income (loss) from continuing operations	$124,855	$17,737	$17,181	$(197,825)	$(38,052)

Six Months Ended June 30, 2011:
Rental and other property revenues (2)	$414,800	$65,704	$63,816	$856	$545,176
Asset management and tax credit revenues	—	—	—	16,887	16,887

Total revenues	414,800	65,704	63,816	17,743	562,063

Property operating expenses (2)	156,752	27,346	28,332	28,478	240,908
Investment management expenses	—	—	—	5,219	5,219
Depreciation and amortization (2)	—	—	—	193,117	193,117
General and administrative expenses	—	—	—	23,498	23,498
Other expenses, net	—	—	—	9,156	9,156

Total operating expenses	156,752	27,346	28,332	259,468	471,898

Net operating income (loss)	258,048	38,358	35,484	(241,725)	90,165
Other items included in continuing operations	—	—	—	(163,580)	(163,580)

Income (loss) from continuing operations	$258,048	$38,358	$35,484	$(405,305)	$(73,415)

				Corporate and
	Conventional	Affordable	Proportionate	Amounts Not
	Real Estate	Real Estate	Adjustments	Allocated to
	Operations	Operations	(1)	Segments	Consolidated
Six Months Ended June 30, 2010:
Rental and other property revenues (2)	$407,082	$62,723	$62,137	$1,390	$533,332
Asset management and tax credit revenues	—	—	—	14,497	14,497

Total revenues	407,082	62,723	62,137	15,887	547,829

Property operating expenses (2)	162,300	28,805	29,025	30,136	250,266
Investment management expenses	—	—	—	8,370	8,370
Depreciation and amortization (2)	—	—	—	206,092	206,092
General and administrative expenses	—	—	—	26,919	26,919
Other income, net	—	—	—	(2,148)	(2,148)

Total operating expenses	162,300	28,805	29,025	269,369	489,499

Net operating income (loss)	244,782	33,918	33,112	(253,482)	58,330
Other items included in continuing operations	—	—	—	(131,862)	(131,862)

Income (loss) from continuing operations	$244,782	$33,918	$33,112	$(385,344)	$(73,532)

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

For the six months ended June 30, 2011 and 2010, capital additions related to our conventional segment totaled $58.9 million and $64.0 million, respectively, and capital additions related to our affordable segment totaled $8.3 million and $15.9 million, respectively.
NOTE 8 — Subsequent Events
During July 2011, Aimco issued 800,000 shares of 7.00% Class Z Cumulative Preferred Stock, par value $0.01 per share, in an underwritten public offering for net proceeds per share of $23.09 (reflecting a price to the public of $24.25 per share, less an underwriting discount, commissions and estimated transaction costs of $1.16 per share). The offering generated net proceeds of $18.5 million (after deducting underwriting discounts, commissions and estimated transaction costs). Aimco contributed the net proceeds to us in exchange for an equivalent number of our 7.00% Class Z Cumulative Preferred Units. We intend to use the net proceeds to partially redeem outstanding preferred securities with a higher dividend rate.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding our ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of acquisitions and redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions and dispositions; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, Aimco’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on its ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our,” “us” and the “Partnership” refer to AIMCO Properties, L.P. and the Partnership’s consolidated corporate subsidiaries and consolidated real estate partnerships, collectively.
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
Our owned real estate portfolio includes 215 conventional properties with 67,049 units and 205 affordable properties with 24,406 units. These conventional and affordable properties generated 87% and 13%, respectively, of our proportionate property net operating income (as defined below) during the six months ended June 30, 2011. For the three months ended June 30, 2011, our conventional portfolio monthly rents averaged $1,079 and provided 63% operating margins. These average rents increased from $1,060 for the three months ended March 31, 2011. During the three months ended June 30, 2011, on average, conventional new lease rates were 5.1% higher than expiring lease rates, compared to rates that were 1.9% higher than expiring lease rates in the three months ended March 31, 2011. During the three months ended June 30, 2011, conventional renewal rates were 3.6% higher than expiring lease rates, compared to rates that were 3.0% higher than expiring lease rates in the three months ended March 31, 2011.
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

Our portfolio strategy also focuses on asset type and quality. Our target allocation of capital to conventional and affordable properties is 90% and 10%, respectively, of our total property net asset value, which is the estimated fair value of our properties and related assets, net of liabilities. Our conventional and affordable properties comprised approximately 89% and 11%, respectively, of our total property net asset value, at June 30, 2011.
For conventional assets, we focus on the ownership of primarily B/B+ assets. Refer to Note 1 to the condensed consolidated financial statements in Item 1 for an explanation of our rating system for measuring asset quality. We upgrade the quality of our portfolio through the sale of assets with lower projected returns, which are often in markets less desirable than our target markets, and reinvest these proceeds through the purchase of new assets or additional investment in existing assets in our portfolio, through increased ownership or redevelopment. We prefer the redevelopment of select properties in our existing portfolio to ground-up development, as we believe it provides superior risk adjusted returns with lower volatility. During the six months ended June 30, 2011, we increased our allocation of capital to our target markets by disposing of nine conventional properties located outside of our target markets, by increasing our ownership in nine conventional properties owned through consolidated real estate partnerships, and by investing $12.1 million in redevelopment of conventional properties included in continuing operations. During the six months ended June 30, 2011, we also disposed of 12 affordable properties.
Our leverage strategy focuses on increasing financial returns while minimizing risk. At June 30, 2011, approximately 86% of our leverage consisted of property-level, non-recourse, long-dated, fixed-rate, amortizing debt and 13% consisted of perpetual preferred units, a combination which helps to limit our refunding and re-pricing risk. At June 30, 2011, we had $21.5 million of corporate level debt, consisting of borrowings on our revolving credit facility. Our leverage strategy limits refunding risk on our property-level debt. During the six months ended June 30, 2011, exclusive of property debt reductions related to discontinued operations, we reduced our net leverage by approximately $95.0 million, inclusive of refinancing activity, regularly scheduled property debt amortization, loan pay-downs and our $51.5 million investment in the first loss and mezzanine positions in the securitization trust discussed in Note 4 to the condensed consolidated financial statements in Item 1. At June 30, 2011, the weighted average maturity of our property-level debt was 8.1 years, with 0.3% of our debt maturing during the remainder of 2011 and on average approximately 5.6% maturing in each of 2012, 2013, 2014 and 2015. Long duration, fixed-rate liabilities provide a hedge against increases in interest rates and inflation. Approximately 93% of our property-level debt is fixed-rate. We continue to focus on refinancing our property debt maturing during the period from 2012 through 2015, to extend maturities and lock in current low interest rates.
As of June 30, 2011, we had the capacity to borrow $251.5 million pursuant to our $300.0 million credit facility (after giving effect to $21.5 million of outstanding borrowings and $27.0 million outstanding for undrawn letters of credit issued under the revolving credit facility). The revolving credit facility matures May 1, 2013, and may be extended for an additional year, subject to certain conditions.
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
Highlights of our results of operations for the three months ended June 30, 2011, are summarized below:
•
Total Same Store revenues and expenses for the three months ended June 30, 2011, increased by 2.6% and decreased by 1.4%, respectively, as compared to the three months ended June 30, 2010, resulting in a 5.1% increase in net operating income.

•	Average daily occupancy for our Conventional Same Store properties remained high at 95.9% for the three months ended June 30, 2011.

•
Conventional Same Store revenues and expenses for the three months ended June 30, 2011, increased by 2.4% and decreased by 1.3%, respectively, as compared to the three months ended June 30, 2010, resulting in a 4.6% increase in net operating income.

•	General and administrative expenses decreased by 18.5% during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1.
Results of Operations
Overview
Three months ended June 30, 2011 compared to June 30, 2010
We reported net loss attributable to the Partnership of $24.0 million and net loss attributable to the Partnership’s common unitholders of $35.4 million for the three months ended June 30, 2011, compared to net loss attributable to the Partnership of $7.2 million and net loss attributable to the Partnership’s common unitholders of $19.1 million for the three months ended June 30, 2010, increases in losses of $16.8 million and $16.3 million, respectively.
These increases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	a decrease in income from discontinued operations, primarily related to a decrease in gains on dispositions of real estate due to fewer property sales in 2011 as compared to 2010; and
•
an increase in interest expense, primarily due to prepayment penalties incurred in connection with a series of financing transactions that extended maturities and reduced the effective interest rate on a group of non-recourse property loans.

The effects of these items on our operating results were partially offset by an increase in net operating income of our properties included in continuing operations, reflecting improved operations.
Six months ended June 30, 2011 compared to June 30, 2010
For the six months ended June 30, 2011, we reported net loss attributable to the Partnership of $43.7 million and net loss attributable to the Partnership’s common unitholders of $69.3 million, compared to net loss attributable to the Partnership of $35.9 million and net loss attributable to the Partnership’s common unitholders of $62.3 million for the six months ended June 30, 2010, increases in losses of $7.8 million and $7.0 million, respectively.
These increases in net loss were principally due to the following items, all of which are discussed in further detail below:
•	a decrease in income from discontinued operations, primarily related to a decrease in gains on dispositions of real estate due to fewer property sales in 2011 as compared to 2010; and
•
an increase in interest expense, primarily due to prepayment penalties incurred in connection with a series of financing transactions that extended maturities and reduced the effective interest rate on a group of non-recourse property loans.

The effects of these items on our operating results were partially offset by:
•	an increase in net operating income of our properties included in continuing operations, reflecting improved operations; and
•
a decrease in income from discontinued operations allocated to noncontrolling interests, primarily due to their share of the decrease in gains on dispositions of consolidated real estate properties as discussed above.

The following paragraphs discuss these and other items affecting the results of our operations in more detail.
Real Estate Operations
Our real estate portfolio is comprised of two business components: conventional real estate operations and affordable real estate operations, which also represent our two reportable segments. Our conventional real estate operations consist of market-rate apartments with rents paid by the resident and include 215 properties with 67,049 units. Our affordable real estate operations consist of 205 properties with 24,406 units, with rents that are generally paid, in whole or part, by a government agency. Our conventional and affordable properties contributed 87% and 13%, respectively, of proportionate property net operating income during the three and six months ended June 30, 2011.
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
The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the three and six months ended June 30, 2011 and 2010 (in thousands). The tables and discussions below exclude the results of operations for properties sold or classified as held for sale through June 30, 2011. Refer to Note 7 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Total Same Store Portfolio
Our conventional and affordable segments each include properties we classify as same store. Same store properties are properties we manage and that have reached and maintained a stabilized level of occupancy (greater than 90%) during the current and prior year comparable period. We consider total same store results as a meaningful measure of the performance of the results of operations of the properties we own and operate. For the three and six months ended June 30, 2011, our total same store portfolio comprised 92% and 91%, respectively, of our total proportionate property net operating income.
For the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, our total same store portfolio’s proportionate property revenues and expenses increased by 2.6% and decreased by 1.4%, respectively, resulting in a 5.1% increase in net operating income, and our total same store operating margin increased by approximately 200 basis points, from 61% during the three months ended June 30, 2010, to 63% during the three months ended June 30, 2011. For the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, our total same store portfolio’s proportionate property revenues and expenses increased by 2.3% and decreased by 4.3%, respectively, as resulting in a 6.8% increase in net operating income, and our total same store operating margin increased by approximately 300 basis points, from 60% during the six months ended June 30, 2010 to 63% during the six months ended June 30, 2011.
The results of operations of our conventional and affordable same store properties are discussed further in the discussion of segment results below.
Conventional Real Estate Operations
Our conventional segment consists of conventional properties that we classify as either same store, redevelopment or other conventional properties. Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Other conventional properties may include conventional properties that have significant rent control restrictions, acquisition properties, university housing properties and properties that are not multifamily, such as commercial properties or fitness centers. Our definitions of same store and redevelopment properties may result in these portfolios for the three month periods differing from such portfolios for the six month periods for the purpose of comparing 2011 to 2010 results.

During the three months ended June 30, 2011, our conventional same store portfolio and our other conventional portfolio consisted of 171 and 42 properties with 58,459 and 7,880 units, respectively. During the six months ended June 30, 2011, our conventional same store portfolio decreased on a net basis by nine properties and 2,938 units. These changes consisted of:
•	the removal of ten properties, with 2,779 units that were sold or classified as held for sale through June 30, 2011 and for which the results have been reclassified into discontinued operations;
•	the inclusion of two properties with 551 units that were previously classified as redevelopment properties; and
•
the removal of two properties with 1,060 units that experienced significant casualty losses and were moved from the same store classification into the other conventional classification, offset by the reintroduction of one property with 350 units into the same store classification.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Conventional same store	$187,017	$182,637	$4,380	2.4%
Other Conventional	21,236	20,614	622	3.0%

Total	208,253	203,251	5,002	2.5%

Property operating expenses:
Conventional same store	68,010	68,884	(874)	(1.3%)
Other Conventional	9,313	9,512	(199)	(2.1%)

Total	77,323	78,396	(1,073)	(1.4%)

Property net operating income:
Conventional same store	119,007	113,753	5,254	4.6%
Other Conventional	11,923	11,102	821	7.4%

Total	$130,930	$124,855	$6,075	4.9%

For the three months ended June 30, 2011 and 2010, our conventional segment’s proportionate property net operating income increased $6.1 million, or 4.9%.
For the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, conventional same store net operating income increased by $5.3 million. This increase was partially attributable to a $4.4 million increase in revenue, primarily due to a 21 basis point increase in average physical occupancy and higher average rent (approximately $18 per unit), in addition to an increase in miscellaneous income. Rental rates on new leases transacted during the three months ended June 30, 2011, were 5.1% higher than expiring lease rates and renewal rates were 3.6% higher than expiring lease rates. The increase in same store net operating income was also attributable to a $0.9 million decrease in expense, primarily due to reductions in insurance, contract services, marketing and personnel expenses, partially offset by increases in real estate tax expense, due to refunds received in 2010, and administrative costs. Our other conventional net operating income (which includes conventional redevelopment properties) increased by $0.8 million, due to an increase in revenue of approximately $0.6 million and a decrease in expense of $0.2 million.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Conventional same store	$371,773	$364,461	$7,312	2.0%
Other Conventional	43,027	42,621	406	1.0%

Total	414,800	407,082	7,718	1.9%

Property operating expenses:
Conventional same store	136,617	142,134	(5,517)	(3.9%)
Other Conventional	20,135	20,166	(31)	(0.2%)

Total	156,752	162,300	(5,548)	(3.4%)

Property net operating income:
Conventional same store	235,156	222,327	12,829	5.8%
Other Conventional	22,892	22,455	437	1.9%

Total	$258,048	$244,782	$13,266	5.4%

Our conventional same store and other conventional property populations for the six months periods were substantially consistent with the populations for the three months periods. For the six months ended June 30, 2011 and 2010, our conventional segment’s proportionate property net operating income increased $13.3 million, or 5.4%.
For the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, conventional same store net operating income increased by $12.8 million. This increase was attributable to a $7.3 million increase in revenue, primarily due to a 33 basis point increase in average physical occupancy and higher average rent (approximately $12 per unit), in addition to an increase in miscellaneous income. Rental rates on new leases transacted during the six months ended June 30, 2011, were 3.8% higher than expiring lease rates and renewal rates were 3.4% higher than expiring lease rates. The increase in same store net operating income was also attributable to a $5.5 million decrease in expense, primarily due to reductions in personnel and related costs, contract services, marketing, insurance and real estate tax expense. Our other conventional net operating income (which includes conventional redevelopment properties) increased by $0.4 million due to an increase in revenue.
Affordable Real Estate Operations
Our affordable segment consists of properties we classify as same store or other. Our criteria for classifying affordable properties as same store or other are consistent with those for our conventional properties described above. Our definitions of same store and other properties may result in these portfolios for the three month periods differing from such portfolios for the six month periods for the purpose of comparing 2011 to 2010 results.
At June 30, 2010, our affordable same store portfolio and other affordable portfolio consisted of 147 and 58 properties with 18,478 and 5,928 units, respectively. During the six months ended June 30, 2011, our affordable same store portfolio decreased on a net basis by six properties, consisting of:
•	the removal of 13 properties, with 1,276 units that were sold or classified as held for sale through June 30, 2011 and for which the results have been reclassified into discontinued operations; and
•	the inclusion during the three months ended June 30, 2011 of seven properties with 1,395 units that were previously classified as redevelopment properties.
We did not have a significant economic ownership in any of the properties classified as other affordable properties for the three months ended June 30, 2011 and 2010; accordingly this portfolio is excluded from the discussion of proportionate results for the three month periods shown below.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Affordable same store:
Rental and other property revenues	$32,826	$31,661	$1,165	3.7%
Property operating expenses	13,599	13,924	(325)	(2.3%)

Property net operating income	$19,227	$17,737	$1,490	8.4%

For the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, the proportionate property net operating income of our affordable same store properties increased $1.5 million, or 8.4%. This increase in net operating income consisted of a $1.2 million increase in revenue and a $0.3 million decrease in expense. Affordable same store revenue increased partially due to higher average rent ($33 per unit) and higher average physical occupancy (15 basis points) at these properties as well as an increase in miscellaneous income. Affordable same store expenses decreased primarily due to a reduction in insurance expense.

The seven properties reclassified from other affordable (redevelopment) to affordable same store during the three months ended June 30, 2011 did not meet the same store requirements for the comparable six month periods ended June 30 and accordingly these properties are included in other affordable in the following comparison of the results of operations of our affordable segment for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Rental and other property revenues:
Affordable same store	$58,511	$55,980	$2,531	4.5%
Other Affordable	7,193	6,743	450	6.7%

Total	65,704	62,723	2,981	4.8%

Property operating expenses:
Affordable same store	24,300	26,033	(1,733)	(6.7%)
Other Affordable	3,046	2,772	274	9.9%

Total	27,346	28,805	(1,459)	(5.1%)

Property net operating income:
Affordable same store	34,211	29,947	4,264	14.2%
Other Affordable	4,147	3,971	176	4.4%

Total	$38,358	$33,918	$4,440	13.1%

For the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, the proportionate property net operating income of our affordable segment increased $4.4 million, or 13.1%. Affordable same store net operating income increased by $4.3 million, consisting of a $2.5 million increase in revenue and a $1.7 million decrease in expense. Affordable same store revenue increased partially due to retroactive rent increases awarded in 2011 under government subsidy programs at certain of our affordable properties, $0.2 million of which relates to previous years and is reflected in higher average rent ($34 per unit), and higher average physical occupancy (24 basis points) at our affordable same store properties. Affordable same store expenses decreased primarily due to reductions in personnel and related costs and real estate tax expense, the majority of which relates to revaluations associated with 2010 and prior years. The increase in our affordable segment’s proportionate property net operating income was also due to higher net operating income of our other affordable properties of $0.2 million.
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
For the three months ended June 30, 2011, as compared to 2010, property management revenues decreased by $0.4 million, from $0.7 million to $0.3 million, primarily due to a reduction in the number of properties managed for third parties. For the three months ended June 30, 2011, as compared to 2010, property operating expenses not allocated to our conventional or affordable segments, including property management expenses and casualty losses, decreased by $4.3 million. Casualty losses decreased by $2.5 million, from $4.5 million to $2.0 million, primarily due to a lower volume of small claim losses during 2011 than in 2010 as well as several larger dollar losses in 2010. Property management expenses decreased by $1.8 million, from $12.3 million to $10.5 million, due to a reduction in personnel and related expenses, which in part resulted from fewer properties managed for third parties.
For the six months ended June 30, 2011, as compared to 2010, property management revenues decreased by $0.5 million, from $1.4 million to $0.9 million, due to a reduction in the number of properties managed for third parties. For the six months ended June 30, 2011, as compared to 2010, property operating expenses not allocated to our conventional or affordable segments, including property management expenses and casualty losses, decreased by $1.7 million. Property management expenses decreased by $3.1 million, from $24.2 million to $21.1 million, due a reduction in personnel and related expenses resulting from a reduction in the number of properties managed for third parties. Casualty losses increased by $1.4 million from $6.0 million to $7.4 million, primarily due to $3.5 million of losses in 2011 from severe snow storms in the Northeast that damaged several properties.
Asset Management and Tax Credit Revenues
We perform activities and services for consolidated and unconsolidated real estate partnerships, including portfolio strategy, capital allocation, joint ventures, tax credit syndication, acquisitions and dispositions. These activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.

For the three months ended June 30, 2011, compared to the three months ended June 30, 2010, asset management and tax credit revenues decreased $2.1 million. This decrease is primarily attributable to $1.2 million of promote income, which is income earned in connection with the disposition of properties owned by our consolidated joint ventures, recognized on properties that were sold in 2010 for which no similar income was recognized in 2011, and a $0.7 million decrease in general partner transactional fees.
For the six months ended June 30, 2011, compared to the six months ended June 30, 2010, asset management and tax credit revenues increased $2.4 million. This increase is partially attributable to a reduction of asset management and tax credit revenues recognized during 2010 for which no corresponding reductions were recognized in 2011, including a $2.4 million write off of syndication fees receivable we determined were uncollectible. Asset management and tax credit revenues also increased during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to our recognition of $1.3 million of asset management fees in connection with a transaction with the principals of a portfolio of properties for which we provided asset management and other services. As part of our ongoing effort to simplify our business, we resigned from our role providing asset or property management services for approximately 100 properties and we agreed to receive a reduced payment on asset management and other fees owed to us, a portion of which was not previously recognized based on concerns regarding collectibility. We received cash and notes receivable that are guaranteed by a principal in the portfolio and that have a security interest in distributable proceeds from the sale of certain properties in the portfolio. These increases in asset management and tax credit revenues during the six months ended June 30, 2011 were partially offset by a decrease in general partner transactional fees.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform asset management and tax credit activities. For the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, investment management expenses decreased $3.0 million and $3.2 million, respectively. This decrease is primarily due to our write off during 2010 of previously deferred costs on tax credit projects we abandoned and a reduction in personnel and related costs.
Depreciation and Amortization
For the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, depreciation and amortization decreased $8.7 million, or 8.5%, and $13.0 million, or 6.3%, respectively. These decreases were primarily due to short-lived real estate assets that became fully depreciated in 2010 and adjustments of depreciation recognized during 2011 related to revisions of the estimated useful lines of certain real estate assets.
General and Administrative Expenses
For the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, general and administrative expenses decreased $2.8 million, or 18.5% and $3.4 million, or 12.7%, respectively. These decreases are primarily attributable to net reductions in personnel and related expenses.
Other Expenses (Income), Net
Other expenses (income), net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items. For the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, other expenses, net increased by $9.7 million and $11.3 million, respectively. These net increases are primarily attributable to the favorable settlement of certain litigation matters during 2010, for which there was no comparable activity in 2011.
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
For the three months ended June 30, 2011, compared to the three months ended June 30, 2010, interest income increased by $0.4 million, or 16.7%. This increase is primarily due to accretion of income on our investment during the three months ended June 30, 2011 in the first loss and mezzanine positions in a securitization trust that holds certain of our property loans payable (see Note 4 to the condensed consolidated financial statements in Item 1 for additional information regarding these investments).

For the six months ended June 30, 2011, compared to the six months ended June 30, 2010, interest income decreased by $0.6 million, or 10.3%. This decrease is primarily due to accretion income recognized in 2010 for which no similar accretion income was recognized in 2011.
Interest Expense
For the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, interest expense, which includes the amortization of deferred financing costs, increased by $20.5 million, or 26.9%, and $19.2 million, or 12.6%, respectively. These increases were primarily attributable to our recognition of $20.7 million of prepayment penalties and the write off of $2.3 million of deferred loan costs in connection with the completion of a series of financing transactions that are discussed further in Note 4 to the condensed consolidated financial statements in Item 1. These increases were partially offset by decreases in property and corporate level interest due to lower average balances outstanding during 2011.
Equity in (Losses) Earnings of Unconsolidated Real Estate Partnerships
Equity in (losses) earnings of unconsolidated real estate partnerships includes our share of net earnings or losses of our unconsolidated real estate partnerships, and may include impairment losses, gains or losses on the disposition of real estate assets or depreciation expense, which generally exceeds the net operating income recognized by such unconsolidated partnerships. We generally own a nominal economic interest in the consolidated investment partnerships that hold the majority of our investments in unconsolidated subsidiaries accordingly the equity in earnings and losses recognized by these entities are attributed to noncontrolling interests and had no significant effect on the amounts of net loss attributable to Aimco.
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
For the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, gain on dispositions of unconsolidated real estate and other decreased $2.2 million and $2.5 million, respectively. These decreases are primarily attributable to gains on the disposition of interests in unconsolidated real estate partnerships during the three months ended June 30, 2010. The majority of these gains was attributed to the noncontrolling interests in the consolidated partnerships that held these investments and accordingly these gains had no significant effect on net loss attributed to Aimco.
Income Tax Benefit
In conjunction with Aimco’s UPREIT structure, certain of our operations or a portion thereof, including property management, asset management and risk management are conducted through taxable subsidiaries. Income taxes related to the results of continuing operations of our taxable subsidiaries are included in income tax benefit in our consolidated statements of operations.
For the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, income tax benefit decreased by $1.1 million and $2.4 million, respectively, primarily due to decreases in losses of our taxable subsidiaries.

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
For the three months ended June 30, 2011 and 2010, income from discontinued operations totaled $16.5 million and $28.1 million, respectively. The $11.6 million decrease in income from discontinued operations was principally due to a $7.2 million decrease in gain on dispositions of real estate, net of income taxes, and a $7.1 million decrease in operating income (inclusive of a $1.6 million increase in real estate impairment losses), partially offset by a $2.9 million decrease in interest expense.
For the six months ended June 30, 2011 and 2010, income from discontinued operations totaled $19.6 million and $47.0 million, respectively. The $27.4 million decrease in income from discontinued operations was principally due to a $27.0 million decrease in gain on dispositions of real estate, net of income taxes, and a $5.9 million decrease in operating income (inclusive of a $1.8 million decrease in real estate impairment losses), partially offset by a $5.7 million decrease in interest expense.
During the three months ended June 30, 2011, we sold or disposed of 15 consolidated properties for gross proceeds of $109.8 million and net proceeds of $30.4 million, resulting in a net gain of approximately $19.6 million (which is net of $0.1 million of related income taxes). During the three months ended June 30, 2010, we sold 11 consolidated properties for gross proceeds of $102.2 million and net proceeds of $26.3 million, resulting in a net gain of approximately $26.8 million (which is net of $0.2 million of related income taxes).
During the six months ended June 30, 2011, we sold or disposed of 27 consolidated properties for gross proceeds of $138.6 million and net proceeds of $41.8 million, resulting in a net gain of approximately $27.2 million (which is net of $0.3 million of related income taxes). During the six months ended June 30, 2010, we sold 23 consolidated properties for gross proceeds of $184.8 million and net proceeds of $47.4 million, resulting in a net gain of approximately $54.2 million (which includes $0.9 million of related income taxes).
The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.5% management fee, divided by gross proceeds, were 7.0% and 8.7%, respectively, for sales during the six months ended June 30, 2011, and 8.4% and 8.2%, respectively, for sales during the six months ended June 30, 2010.
For the three and six months ended June 30, 2011 and 2010, income from discontinued operations includes the operating results of the properties sold or classified as held for sale as of June 30, 2011.
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
For the three months ended June 30, 2011 and 2010, we allocated net losses of $2.8 million, and $2.7 million, respectively, to noncontrolling interests in consolidated real estate partnerships, or a variance of $0.1 million. This change was primarily due to a $0.8 million increase in the noncontrolling interest partners’ share of income from discontinued operations, which was substantially offset by the noncontrolling interest partners’ share of an increase in the loss from continuing operations of our consolidated real estate partnerships.

For the six months ended June 30, 2011, we allocated net losses of $10.1 million to noncontrolling interests in consolidated real estate partnerships, as compared to $9.4 million of net income allocated to these noncontrolling interests during the six months ended June 30, 2010, or a variance of $19.5 million. This change was primarily due to a $10.3 million decrease in the noncontrolling interests partners’ share of income from discontinued operations, which decreased primarily due to a reduction in gains on the dispositions of real estate allocated to noncontrolling interests during the six months ended June 30, 2011 as compared to 2010, and the noncontrolling interests’ share of a reversal during 2010 of approximately $11.2 million of excess equity in losses recognized in prior years, for which there was no comparable activity in 2011.
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
Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2011 and 2010, we recorded no impairment losses related to properties to be held and used. During the three months ended June 30, 2011 and 2010, we recognized impairment losses of $2.5 million and $0.9 million, respectively, and during the six months ended June 30, 2011 and 2010, we recognized impairment losses of $6.3 million and $8.1 million, respectively, for properties included in discontinued operations, primarily due to reductions in the estimated holding periods for assets sold during these periods or our reduction of the carrying amounts of assets that were classified as held for sale by the estimated costs to sell the assets.

Other assets in our condensed consolidated balance sheet in Item 1 include $65.4 million of goodwill related to our conventional and affordable reportable segments as of June 30, 2011. We annually evaluate impairment of intangible assets using an impairment test that compares the fair value of the reporting units with the carrying amounts, including goodwill. We performed our last annual impairment analysis in 2010 and concluded no impairment was necessary. We will perform our next impairment analysis during the three months ending September 30, 2011, and do not anticipate recognizing an impairment of goodwill in connection with this analysis. As further discussed in Note 3 to the condensed consolidated financial statements in Item 1, we allocate goodwill to real estate properties when they are sold or classified as held for sale, based on the relative fair values of these properties and the retained properties in each reportable segment.
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
During the three months ended June 30, 2011, we recognized a net provision for losses on notes receivable of less than $0.1 million, as compared to a $0.1 million net recovery of previously recognized provision for losses on notes receivable during the three months ended June 30, 2010. During the six months ended June 30, 2011 and 2010, we recorded provisions for losses on notes receivable of $0.1 million and $0.3 million, respectively. We will continue to evaluate the collectibility of these notes, and we will adjust related allowances in the future due to changes in market conditions and other factors.

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
For the three months ended June 30, 2011 and 2010, for continuing and discontinued operations, we capitalized $3.4 million and $2.6 million of interest costs, respectively, and $6.2 million and $6.1 million of site payroll and indirect costs, respectively. For the six months ended June 30, 2011 and 2010, for continuing and discontinued operations, we capitalized $6.4 million and $5.4 million of interest costs, respectively, and $12.7 million and $12.8 million of site payroll and indirect costs, respectively.
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
As further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk, we are subject to interest rate risk associated with certain variable rate liabilities and preferred units. At June 30, 2011, we estimate that a 1.0% increase in 30-day LIBOR with constant credit risk spreads would reduce our net income (or increase our net loss) attributable to the Partnership’s common unitholders by approximately $3.3 million, or $0.03 per common unit, on an annual basis. The effect of an increase in 30-day LIBOR may be mitigated by the effect of our variable rate assets.
As further discussed in Note 2 to our condensed consolidated financial statements in Item 1, we use total rate of return swaps as a financing product to lower our cost of borrowing through conversion of fixed-rate debt to variable-rates. The cost of financing through these arrangements is generally lower than the fixed rate on the debt. As of June 30, 2011, we had total rate of return swap positions with two financial institutions with notional amounts totaling $164.6 million. Swaps with notional amounts of $150.4 million and $14.2 million have maturity dates in May 2012 and October 2012, respectively. During the three and six months ended June 30, 2011, we received net cash receipts of $3.2 million and $7.7 million, respectively, under the total return swaps, which positively affected our liquidity. To the extent interest rates increase above the fixed rates on the underlying borrowings, our obligations under the total return swaps will negatively affect our liquidity.
During 2011 and 2010, we refinanced certain of the underlying borrowings subject to total rate of return swaps with long-dated, fixed-rate property debt, and we expect to do the same with certain of the underlying borrowings in the remainder of 2011. The average effective interest rate associated with our borrowings subject to the total rate of return swaps was 1.6% at June 30, 2011. To the extent we are successful in refinancing additional of the borrowings subject to the total rate of return swaps during the remainder of 2011, we anticipate the interest cost associated with these borrowings will increase, which would negatively affect our liquidity.

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
The total rate of return swaps require specified loan-to-value ratios. In the event the values of the real estate properties serving as collateral under these agreements decline or if we sell properties in the collateral pool with low loan-to-value ratios, certain of our consolidated subsidiaries have an obligation to pay down the debt or provide additional collateral pursuant to the swap agreements, which may adversely affect our cash flows. The obligation to provide collateral is limited to these subsidiaries and is non-recourse to us. At June 30, 2011, these subsidiaries had provided $6.2 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements, which was returned to these subsidiaries during July 2011.
As of June 30, 2011, the amount available under our revolving credit facility was $251.5 million (after giving effect to $21.5 million of outstanding borrowings and $27.0 million outstanding for undrawn letters of credit issued under the revolving credit facility).
At June 30, 2011, we had $85.3 million in cash and cash equivalents, a decrease of $26.0 million from December 31, 2010. At June 30, 2011, we had $196.4 million of restricted cash, a decrease of $4.1 million from December 31, 2010. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance. In addition, cash, cash equivalents and restricted cash are held by partnerships that are not presented on a consolidated basis. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the six months ended June 30, 2011, our net cash provided by operating activities of $95.2 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the six months ended June 30, 2011 decreased by $15.8 million as compared to the six months ended June 30, 2010, primarily due to the $20.7 million prepayment penalties incurred during 2011 on the property loan refinancings discussed in Note 4 to the condensed consolidated financial statements in Item 1, partially offset by a net increase in the net operating income of our properties in continuing and discontinued operations.
Investing Activities
For the six months ended June 30, 2011, our net cash used in investing activities of $33.4 million consisted primarily of capital expenditures and our purchase of the first loss and mezzanine positions in a securitization trust that holds some of our property loans payable (see Note 4 to the condensed consolidated financial statements in Item 1 for further discussion), substantially offset by proceeds from disposition of real estate and capital improvement escrows released in connection with refinancing of the related property debt.
Although we hold all of our properties for investment, we sell properties when they do not meet our investment criteria or are located in areas that we believe do not justify our continued investment when compared to alternative uses for our capital. During the six months ended June 30, 2011, we sold or disposed of 27 consolidated properties for an aggregate sales price of $138.6 million, generating proceeds totaling $128.2 million, after the payment of transaction costs and debt prepayment penalties. The $128.2 million is inclusive of debt assumed by buyers. Net cash proceeds from property sales were used primarily to repay property debt and for other corporate purposes.
Capital expenditures totaled $61.8 million during the six months ended June 30, 2011, and consisted primarily of Capital Replacements and Capital Improvements, and, to a lesser extent, spending for redevelopment projects and casualties. Capital Replacements represent the share of capital additions that are deemed to replace the consumed portion of acquired capital assets and Capital Improvements represent non-redevelopment capital additions that are made to enhance the value of capital assets.
Financing Activities
For the six months ended June 30, 2011, net cash used in financing activities of $87.8 million was primarily attributed to debt principal payments, distributions paid to common and preferred unitholders and distributions to noncontrolling interests. Proceeds from property loans and our issuance of common OP Units to Aimco partially offset the cash outflows.

Property Debt
At June 30, 2011 and December 31, 2010, we had $5.3 billion and $5.5 billion, respectively, in consolidated property debt outstanding, which included $24.0 million and $112.0 million, respectively, of property debt classified within liabilities related to assets held for sale. During the six months ended June 30, 2011, we refinanced $657.0 million of property loans on 26 properties and closed two new loans on one property, generating $662.6 million of proceeds from borrowings with a weighted average interest rate of 4.96% (before the adjustment for the interest income to be received on our investments in the first loss and mezzanine positions in the securitization trust that holds certain of our property loans, which is further discussed in Note 4 to the consolidated financial statements in Item 1). After payment of transaction costs and distributions to limited partners, these refinancing resulted in an $11.9 million net use of cash, which we funded using proceeds from property sales and available cash. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and to finance certain capital projects.
As further discussed in Note 4 to the condensed consolidated financial statements in Item 1, during the three months ended June 30, 2011, we completed a series of financing transactions that repaid $625.7 million of non-recourse property loans that were scheduled to mature between the years 2012 and 2016 with $673.8 million of new non-recourse property loans. All of the new loans have a ten year term, with principal scheduled to amortize over 30 years, and the loans have a weighted average interest rate of 5.49%. Subsequent to origination, the new loans were sold to Federal Home Loan Mortgage Corp, or Freddie Mac, which then securitized the new loans. As part of the securitization transaction, we purchased for $51.5 million the first loss and mezzanine positions in the securitization trust, which have a face value of $100.9 million and stated maturity dates corresponding to the terms of the loans held by the trust. By acquiring the first loss and mezzanine positions, we will be receiving interest income generated from our own property debt obligations and we have, in effect, reduced our property loan balances by $100.9 million, furthering our goal to lower leverage and improve coverages. The net interest rate of the loans, which represents the weighted average interest rate of the new loans, less the interest income that will be earned from the first loss position and mezzanine positions from the securitization trust, is 5.19%.
Credit Facility
We have an Amended and Restated Senior Secured Credit Agreement, as amended, with a syndicate of financial institutions, which we refer to as the Credit Agreement. The Credit Agreement consists of $300.0 million of revolving loan commitments. Borrowings under the revolving credit facility bear interest based on a pricing grid determined by leverage (currently either LIBOR plus 4.25% with a LIBOR floor of 1.50% or, at our option, a base rate equal to the Prime rate plus a spread of 3.00%). The revolving credit facility matures May 1, 2013, and may be extended for one year, subject to certain conditions, including payment of a 35.0 basis point fee on the total revolving commitments.
The amount available under the revolving credit facility at June 30, 2011, was $251.5 million (after giving effect to $21.5 million of outstanding borrowings and $27.0 million outstanding for undrawn letters of credit issued under the revolving credit facility). The proceeds of revolving loans are generally used to fund working capital and for other corporate purposes.
Our Credit Agreement requires us to satisfy covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges of 1.40:1 and 1.20:1, respectively. For the twelve months ended June 30, 2011, as calculated based on the provisions in our Credit Agreement, we had a ratio of earnings before interest, taxes and depreciation and amortization to debt service of 1.59:1 and a ratio of earnings to fixed charges of 1.35:1. We expect to remain in compliance with these covenants during the next twelve months. In the three months ending March 31, 2012, the covenant ratios of earnings before interest, taxes and depreciation and amortization to debt service and earnings to fixed charges required by our Credit Agreement will increase to 1.50:1 and 1.30:1, respectively.
Partners’ Capital Transactions
During the six months ended June 30, 2011, we paid cash distributions totaling $28.2 million and $30.7 million to preferred unitholders and common unitholders, respectively. During the six months ended June 30, 2011, we paid cash distributions of $16.6 million to noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2011 and late 2010.
During the six months ended June 30, 2011, Aimco sold 2.8 million shares of Class A Common Stock under its “at the market,” or ATM, offering program, generating $70.6 million of gross proceeds, or $69.2 million net of commissions. Aimco contributed the proceeds to us in exchange for an equivalent number of common OP Units. Sales of 325,000 of Aimco’s shares were initiated during the six months ended June 30, 2011, but settled in the subsequent period. Similarly, our issuance to Aimco of an equivalent number of common OP Units occurred in the subsequent period. Accordingly, for accounting purposes these common OP units issued to Aimco were not reflected as issued and outstanding during the six months ended June 30, 2011, and the net proceeds of $8.2 million will be recognized in the subsequent period. We used the net proceeds to fund the prepayment penalties and purchase of the investments discussed in Note 4 to the condensed consolidated financial statements in Item 1.

Pursuant to Aimco’s ATM offering program, Aimco may issue up to 3.6 million additional shares of its Class A Common Stock. Additionally, we and Aimco have a shelf registration statement that provides for the issuance of debt securities by us and debt and equity securities by Aimco.
During the six months ended June 30, 2011, we acquired the remaining noncontrolling limited partnership interests in six consolidated real estate partnerships that own nine properties and in which our affiliates serve as general partner, for a total cost of $13.6 million.
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
We had $367.7 million of floating rate debt and $47.0 million of floating rate preferred OP Units outstanding at June 30, 2011. Of the total floating rate debt, the major components were floating rate tax-exempt bond financing ($284.9 million) and floating rate secured notes ($52.8 million). Floating rate tax-exempt bond financing is benchmarked against the SIFMA rate, which since 1991 has averaged 76% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (76 basis points for tax-exempt interest rates) with constant credit risk spreads would result in net income and net income attributable to the Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Partnership’s common unitholders being increased) by $3.1 million and $3.3 million, respectively, on an annual basis.
At June 30, 2011, we had approximately $409.0 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred units discussed above.
The estimated aggregate fair value and carrying amount of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.5 billion and $5.4 billion, respectively at June 30, 2011. If market rates for our fixed-rate debt were higher by 1.0% with constant credit risk spreads, the estimated fair value of our debt discussed above would decrease from $5.5 billion to $5.2 billion. If market rates for our debt discussed above were lower by 1.0% with constant credit risk spreads, the estimated fair value of our fixed-rate debt would increase from $5.5 billion to $5.9 billion.

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
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2011, we completed the implementation of an updated version of our general ledger software. In connection with this implementation, we revised certain internal control procedures related to our accounting and reporting processes.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities. During the three months ended June 30, 2011, we issued to Aimco 1.35 million common OP Units in exchange for net proceeds of $33.9 million in connection with Aimco’s sale of a corresponding number of registered shares of its Class A Common Stock under its ATM offering program. The issuance of the common OP Units to Aimco was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
(c) Repurchases of Equity Securities. Our Partnership Agreement generally provides that after holding the common OP Units for one year, our Limited Partners have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Class A Common Stock. Common OP Units redeemed for Aimco Class A Common Stock are generally exchanged on a one-for-one basis (subject to antidilution adjustments). During the three months ended June 30, 2011, no common OP Units were redeemed in exchange for shares of Aimco Class A Common Stock. The following table summarizes repurchases of our equity securities for the three months ended June 30, 2011.

				Maximum
				Number
			Total Number of	of Units that
			Units Purchased	May Yet Be
	Total	Average	as Part of	Purchased
	Number	Price	Publicly	Under the
	of Units	Paid	Announced Plans	Plans or
Period	Purchased	per Unit	or Programs (1)	Programs (2)
April 1 — April 30, 2011	11,368	$25.15	N/A	N/A
May 1 — May 31, 2011	44,358	26.26	N/A	N/A
June 1 — June 30, 2011	43,088	25.79	N/A	N/A

Total	98,814	$25.93

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

(2)
Aimco’s board of directors has, from time to time, authorized Aimco to repurchase shares of its Class A Common Stock. As of June 30, 2011, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

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
The following exhibits are filed with this report:
EXHIBIT NO. (1)

10.1
Eleventh Amendment to Senior Secured Credit Agreement, dated as of May 20, 2011, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., and AIMCO/Bethesda Holdings, Inc., as the Borrowers, the pledgors and guarantors named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the lenders party thereto (exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, is incorporated herein by this reference)

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

101
XBRL (Extensible Business Reporting Language). The following materials from AIMCO Properties, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements (tagged as blocks of text)(2)

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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
Date: July 29, 2011