Form 10-Q
period 2013-06-30
AIMCO PROPERTIES L.P.; APARTMENT INVESTMENT & MANAGEMENT CO
filed 2013-08-02
CIK 926660, 922864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-13232 (Apartment Investment and Management Company)
Commission File Number 0-24497 (AIMCO Properties, L.P.)

Apartment Investment and Management Company
AIMCO Properties, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Apartment Investment and Management Company)	84-1259577
Delaware (AIMCO Properties, L.P.)	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4582 South Ulster Street, Suite 1100
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)
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

Apartment Investment and Management Company: Yes ☒ No ☐	AIMCO Properties, L.P.: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Apartment Investment and Management Company: Yes ☒ No ☐	AIMCO Properties, L.P.: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Apartment Investment and Management Company:
Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
AIMCO Properties, L.P.:
Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Apartment Investment and Management Company: Yes	☐	No	☒	AIMCO Properties, L.P.: Yes	☐	No	☒

_______________________________________________________
The number of shares of Apartment Investment and Management Company
Class A Common Stock outstanding as of August 1, 2013: 145,906,799

EXPLANATORY NOTE
This filing combines the reports on Form 10-Q for the quarterly period ended June 30, 2013, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated entities.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of June 30, 2013, owned a 94.8% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.2% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business and assets. Aimco is required to contribute all proceeds from offerings of its securities to the Aimco Operating Partnership. In addition, substantially all of Aimco’s assets must be owned through the Aimco Operating Partnership; therefore, Aimco is generally required to contribute all assets acquired to the Aimco Operating Partnership. In exchange for the contribution of offering proceeds or assets, Aimco receives additional interests in the Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).
We believe combining the periodic reports of Aimco and Aimco Operating Partnership into this single report provides the following benefits:

•	presents our business as a whole, in the same manner our management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosures apply to both Aimco and the Aimco Operating Partnership; and

•	saves time and cost through the preparation of a single combined report rather than two separate reports.
We operate Aimco and the Aimco Operating Partnership as one enterprise and the management of Aimco directs the management and operations of the Aimco Operating Partnership.
We believe it is important to understand the few differences between Aimco and the Aimco Operating Partnership in the context of how Aimco and the Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in the Aimco Operating Partnership. Also, Aimco is a corporation that issues publicly traded equity from time to time, whereas the Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which are contributed to the Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), the Aimco Operating Partnership generates all remaining capital required by its business. These sources include the Aimco Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities, including additional partnership units, and proceeds received from the disposition of certain properties and investments in real estate.
Stockholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco are classified within partners’ capital in the Aimco Operating Partnership’s financial statements and as noncontrolling interests in Aimco’s financial statements.
To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for Aimco and the Aimco Operating Partnership in order to establish that the requisite certifications have been made and that Aimco and the Aimco Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Buildings and improvements	$6,511,811	$6,376,338
Land	1,952,811	1,940,254
Total real estate	8,464,622	8,316,592
Less accumulated depreciation	(2,924,109)	(2,811,906)
Net real estate ($427,043 and $599,302 related to VIEs)	5,540,513	5,504,686
Cash and cash equivalents ($20,995 and $23,599 related to VIEs)	46,923	84,413
Restricted cash ($36,573 and $38,576 related to VIEs)	123,112	146,782
Accounts receivable, net	29,906	34,020
Notes receivable	217,013	102,897
Other assets ($221,911 and $221,638 related to VIEs)	513,248	519,904
Assets held for sale	—	8,678
Total assets	$6,470,715	$6,401,380
LIABILITIES AND EQUITY
Non-recourse property debt ($372,489 and $495,012 related to VIEs)	$4,656,497	$4,681,836
Revolving credit facility borrowings	187,050	—
Total indebtedness	4,843,547	4,681,836
Accounts payable	33,415	30,747
Accrued liabilities and other ($162,618 and $162,795 related to VIEs)	334,473	318,595
Deferred income	116,238	128,468
Liabilities related to assets held for sale	—	6,794
Total liabilities	5,327,673	5,166,440
Preferred noncontrolling interests in Aimco Operating Partnership	79,984	80,046
Commitments and contingencies (Note 8)	—	—
Equity:
Perpetual Preferred Stock	68,114	68,114
Common Stock, $0.01 par value, 505,787,260 shares authorized, 145,906,799 and 145,563,903 shares issued/outstanding at June 30, 2013 and December 31, 2012, respectively	1,459	1,456
Additional paid-in capital	3,704,026	3,712,684
Accumulated other comprehensive loss	(4,365)	(3,542)
Distributions in excess of earnings	(2,917,863)	(2,863,287)
Total Aimco equity	851,371	915,425
Noncontrolling interests in consolidated real estate partnerships	246,793	271,065
Common noncontrolling interests in Aimco Operating Partnership	(35,106)	(31,596)
Total equity	1,063,058	1,154,894
Total liabilities and equity	$6,470,715	$6,401,380

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Rental and other property revenues	$251,853	$244,374	$499,700	$488,279
Tax credit and asset management revenues	7,809	8,914	15,061	16,985
Total revenues	259,662	253,288	514,761	505,264
OPERATING EXPENSES
Property operating expenses	101,717	99,807	203,420	198,418
Investment management expenses	1,697	3,240	3,130	6,628
Depreciation and amortization	78,345	87,229	158,618	173,795
Provision for real estate impairment losses	—	2,275	—	8,349
General and administrative expenses	11,153	13,556	22,932	25,181
Other expense (income), net	2,226	(957)	4,436	4,772
Total operating expenses	195,138	205,150	392,536	417,143
Operating income	64,524	48,138	122,225	88,121
Interest income, net	2,651	2,397	9,072	4,854
Interest expense	(61,821)	(60,322)	(124,267)	(125,130)
Equity in income (losses) of unconsolidated real estate partnerships	104	(2,242)	628	(3,005)
(Loss) gain on dispositions and other, net	(1,154)	4,314	(2,664)	4,602
Income (loss) before income taxes and discontinued operations	4,304	(7,715)	4,994	(30,558)
Income tax (expense) benefit	(116)	234	(163)	460
Income (loss) from continuing operations	4,188	(7,481)	4,831	(30,098)
Income from discontinued operations, net	2,791	41,612	4,981	74,876
Net income	6,979	34,131	9,812	44,778
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	6,150	(9,665)	11,112	(17,430)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(1,606)	(1,611)	(3,212)	(3,281)
Net (income) loss attributable to common noncontrolling interests in Aimco Operating Partnership	(575)	(55)	(872)	682
Net loss (income) attributable to noncontrolling interests	3,969	(11,331)	7,028	(20,029)
Net income attributable to Aimco	10,948	22,800	16,840	24,749
Net income attributable to Aimco preferred stockholders	(701)	(22,182)	(1,403)	(34,621)
Net income attributable to participating securities	(140)	(95)	(280)	(214)
Net income (loss) attributable to Aimco common stockholders	$10,107	$523	$15,157	$(10,086)
Earnings (loss) attributable to Aimco per common share – basic and diluted (Note 9):
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.02	$(0.26)	$0.01	$(0.56)
Income from discontinued operations attributable to Aimco common stockholders	0.05	0.26	0.09	0.48
Net income (loss) attributable to Aimco common stockholders	$0.07	$—	$0.10	$(0.08)
Weighted average common shares outstanding – basic	145,321	127,395	145,245	123,960
Weighted average common shares outstanding – diluted	145,674	127,395	145,532	123,960
Dividends declared per common share	$0.24	$0.18	$0.48	$0.36

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$6,979	$34,131	$9,812	$44,778
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	1,430	(1,640)	1,608	(1,774)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	417	415	836	840
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,347)	(1,114)	(3,055)	1,459
Other comprehensive income (loss)	500	(2,339)	(611)	525
Comprehensive income	7,479	31,792	9,201	45,303
Comprehensive loss (income) attributable to noncontrolling interests	3,767	(11,093)	6,816	(19,986)
Comprehensive income attributable to Aimco	$11,246	$20,699	$16,017	$25,317

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,812	$44,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,618	173,795
Provision for real estate impairment losses	—	8,349
Equity in (income) losses of unconsolidated real estate partnerships	(628)	3,005
Discontinued operations	(4,620)	(56,003)
Other adjustments	1,440	(9,149)
Net changes in operating assets and operating liabilities	8,404	(12,743)
Net cash provided by operating activities	173,026	152,032
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(19,444)	(79,743)
Capital expenditures	(163,368)	(117,431)
Proceeds from dispositions of real estate	7,960	153,869
Purchases of corporate assets	(5,123)	(4,851)
Purchase of property loans	(119,101)	—
Change in restricted cash	19,932	(6,279)
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	1,701	14,698
Other investing activities	10,674	10,399
Net cash used in investing activities	(266,769)	(29,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	111,007	115,654
Principal repayments on non-recourse property debt	(153,532)	(173,947)
Net borrowings on revolving credit facility	187,050	—
Proceeds from issuance of Preferred Stock	—	9,818
Proceeds from issuance of Common Stock	—	558,600
Redemptions of Preferred Stock	—	(300,938)
Proceeds from Common Stock option exercises	983	48,906
Payment of dividends to holders of Preferred Stock	(1,402)	(28,999)
Payment of dividends to holders of Common Stock	(70,014)	(45,773)
Payment of distributions to noncontrolling interests	(22,513)	(26,958)
Purchases of noncontrolling interests in consolidated real estate partnerships	(2,528)	(48,280)
Other financing activities	7,202	(8,879)
Net cash provided by financing activities	56,253	99,204
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,490)	221,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,413	91,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,923	$312,964

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Buildings and improvements	$6,511,811	$6,376,338
Land	1,952,811	1,940,254
Total real estate	8,464,622	8,316,592
Less accumulated depreciation	(2,924,109)	(2,811,906)
Net real estate ($427,043 and $599,302 related to VIEs)	5,540,513	5,504,686
Cash and cash equivalents ($20,995 and $23,599 related to VIEs)	46,923	84,413
Restricted cash ($36,573 and $38,576 related to VIEs)	123,112	146,782
Accounts receivable, net	29,906	34,020
Notes receivable	217,013	102,897
Other assets ($221,911 and $221,638 related to VIEs)	513,248	519,904
Assets held for sale	—	8,678
Total assets	$6,470,715	$6,401,380
LIABILITIES AND PARTNERS' CAPITAL
Non-recourse property debt ($372,489 and $495,012 related to VIEs)	$4,656,497	$4,681,836
Revolving credit facility borrowings	187,050	—
Total indebtedness	4,843,547	4,681,836
Accounts payable	33,415	30,747
Accrued liabilities and other ($162,618 and $162,795 related to VIEs)	334,473	318,595
Deferred income	116,238	128,468
Liabilities related to assets held for sale	—	6,794
Total liabilities	5,327,673	5,166,440
Redeemable preferred units	79,984	80,046
Commitments and contingencies (Note 8)	—	—
Partners’ Capital:
Preferred units	68,114	68,114
General Partner and Special Limited Partner	783,257	847,311
Limited Partners	(35,106)	(31,596)
Partners’ capital attributable to the Aimco Operating Partnership	816,265	883,829
Noncontrolling interests in consolidated real estate partnerships	246,793	271,065
Total partners’ capital	1,063,058	1,154,894
Total liabilities and partners’ capital	$6,470,715	$6,401,380

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Rental and other property revenues	$251,853	$244,374	$499,700	$488,279
Tax credit and asset management revenues	7,809	8,914	15,061	16,985
Total revenues	259,662	253,288	514,761	505,264
OPERATING EXPENSES
Property operating expenses	101,717	99,807	203,420	198,418
Investment management expenses	1,697	3,240	3,130	6,628
Depreciation and amortization	78,345	87,229	158,618	173,795
Provision for real estate impairment losses	—	2,275	—	8,349
General and administrative expenses	11,153	13,556	22,932	25,181
Other expense (income), net	2,226	(957)	4,436	4,772
Total operating expenses	195,138	205,150	392,536	417,143
Operating income	64,524	48,138	122,225	88,121
Interest income, net	2,651	2,397	9,072	4,854
Interest expense	(61,821)	(60,322)	(124,267)	(125,130)
Equity in income (losses) of unconsolidated real estate partnerships	104	(2,242)	628	(3,005)
(Loss) gain on dispositions and other, net	(1,154)	4,314	(2,664)	4,602
Income (loss) before income taxes and discontinued operations	4,304	(7,715)	4,994	(30,558)
Income tax (expense) benefit	(116)	234	(163)	460
Income (loss) from continuing operations	4,188	(7,481)	4,831	(30,098)
Income from discontinued operations, net	2,791	41,612	4,981	74,876
Net income	6,979	34,131	9,812	44,778
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	6,150	(9,665)	11,112	(17,430)
Net income attributable to the Aimco Operating Partnership	13,129	24,466	20,924	27,348
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,307)	(23,793)	(4,615)	(37,902)
Net income attributable to participating securities	(140)	(95)	(280)	(214)
Net income (loss) attributable to the Aimco Operating Partnership's common unitholders	$10,682	$578	$16,029	$(10,768)
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted (Note 9):
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$0.02	$(0.26)	$0.01	$(0.56)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.05	0.26	0.09	0.48
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$0.07	$—	$0.10	$(0.08)
Weighted average common units outstanding – basic	153,294	135,622	153,217	132,159
Weighted average common units outstanding – diluted	153,647	135,622	153,504	132,159
Distributions declared per common unit	$0.24	$0.18	$0.48	$0.36

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$6,979	$34,131	$9,812	$44,778
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	1,430	(1,640)	1,608	(1,774)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	417	415	836	840
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,347)	(1,114)	(3,055)	1,459
Other comprehensive income (loss)	500	(2,339)	(611)	525
Comprehensive income	7,479	31,792	9,201	45,303
Comprehensive loss (income) attributable to noncontrolling interests	5,965	(9,562)	10,855	(17,341)
Comprehensive income attributable to the Aimco Operating Partnership	$13,444	$22,230	$20,056	$27,962

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,812	$44,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,618	173,795
Provision for real estate impairment losses	—	8,349
Equity in (income) losses of unconsolidated real estate partnerships	(628)	3,005
Discontinued operations	(4,620)	(56,003)
Other adjustments	1,440	(9,149)
Net changes in operating assets and operating liabilities	8,404	(12,743)
Net cash provided by operating activities	173,026	152,032
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate	(19,444)	(79,743)
Capital expenditures	(163,368)	(117,431)
Proceeds from dispositions of real estate	7,960	153,869
Purchases of corporate assets	(5,123)	(4,851)
Purchase of property loans	(119,101)	—
Change in restricted cash	19,932	(6,279)
Proceeds from sale of interests in and distributions from unconsolidated real estate partnerships	1,701	14,698
Other investing activities	10,674	10,399
Net cash used in investing activities	(266,769)	(29,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-recourse property debt	111,007	115,654
Principal repayments on non-recourse property debt	(153,532)	(173,947)
Net borrowings on revolving credit facility	187,050	—
Proceeds from issuance of Preferred Units to Aimco	—	9,818
Proceeds from issuance of common partnership units to Aimco	—	558,600
Redemption of Preferred Units from Aimco	—	(300,938)
Proceeds from Aimco Common Stock option exercises	983	48,906
Payment of distributions to Preferred Units	(4,614)	(32,280)
Payment of distributions to General Partner and Special Limited Partner	(70,014)	(45,773)
Payment of distributions to Limited Partners	(3,884)	(2,935)
Payment of distributions to noncontrolling interests	(15,417)	(20,742)
Purchases of noncontrolling interests in consolidated real estate partnerships	(2,528)	(48,280)
Other financing activities	7,202	(8,879)
Net cash provided by financing activities	56,253	99,204
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,490)	221,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,413	91,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,923	$312,964

See notes to condensed consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 1 — Organization
Apartment Investment and Management Company, or Aimco, is a Maryland corporation incorporated on January 10, 1994. Aimco is a self-administered and self-managed real estate investment trust, or REIT. AIMCO Properties, L.P., or the Aimco Operating Partnership, is a Delaware limited partnership formed on May 16, 1994, to conduct our business, which is focused on the ownership, management and redevelopment of quality apartment communities located in the largest coastal and job growth markets of the United States.
Aimco, and through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common OP Unit equivalents. At June 30, 2013, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 153,863,293 common partnership units and equivalents outstanding. At June 30, 2013, Aimco owned 145,906,799 of the common partnership units (94.8% of the common partnership units and equivalents) of the Aimco Operating Partnership and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of June 30, 2013, we owned an equity interest in 176 conventional real estate properties with 55,965 units and 82 affordable real estate properties with 11,212 units. Of these properties, we consolidated 172 conventional properties with 55,817 units and 66 affordable properties with 10,098 units. These conventional and affordable properties generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Note 10) during the six months ended June 30, 2013.
NOTE 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The balance sheets of Aimco and the Aimco Operating Partnership at December 31, 2012, have been derived from their audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012. Certain 2012 financial statement amounts have been reclassified to conform to the 2013 presentation, including adjustments for discontinued operations. Except where indicated, the footnotes refer to both Aimco and the Aimco Operating Partnership.
Principles of Consolidation
Aimco’s accompanying condensed consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s condensed consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated entities.
We consolidate all variable interest entities for which we are the primary beneficiary. Generally, a variable interest entity, or VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions. Refer to Note 5 for further information regarding our involvement with VIEs.
Generally, we consolidate real estate partnerships and other entities that are not variable interest entities when we own, directly or indirectly, a majority voting interest in the entity or are otherwise able to control the entity. All significant intercompany balances and transactions have been eliminated in consolidation.
Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are reflected in Aimco’s accompanying balance sheets as noncontrolling interests in Aimco Operating Partnership. Interests in partnerships consolidated into the Aimco Operating Partnership that are held by third parties are reflected in our accompanying balance sheets as noncontrolling interests in consolidated real estate partnerships. The assets of consolidated real estate partnerships owned or controlled by the Aimco Operating Partnership generally are not available to pay creditors of Aimco or the Aimco Operating Partnership.
As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member in a limited liability company.
Temporary Equity and Partners’ Capital
The following table presents a reconciliation of the Aimco Operating Partnership’s Preferred OP Units from December 31, 2012 to June 30, 2013 (in thousands). These amounts are presented within temporary equity in Aimco’s condensed consolidated balance sheets as preferred noncontrolling interests in the Aimco Operating Partnership, and within temporary capital in the Aimco Operating Partnership’s condensed consolidated balance sheets as redeemable preferred units.

Balance, December 31, 2012	$80,046
Distributions to preferred unitholders	(3,212)
Redemption of preferred units	(62)
Net income	3,212
Balance, June 30, 2013	$79,984
Aimco Equity (including Noncontrolling Interests)
The following table presents a reconciliation of Aimco’s consolidated permanent equity accounts from December 31, 2012 to June 30, 2013 (in thousands):

	Aimco Equity	Noncontrolling interests in consolidated real estate partnerships	Common noncontrolling interests in Aimco Operating Partnership	Total Equity
Balance, December 31, 2012	$915,425	$271,065	$(31,596)	$1,154,894
Contributions	—	1,157	—	1,157
Preferred stock dividends	(1,402)	—	—	(1,402)
Common dividends and distributions	(70,014)	(16,664)	(3,884)	(90,562)
Amortization of stock-based compensation cost	3,459	—	—	3,459
Stock option exercises	983	—	—	983
Effect of changes in ownership for consolidated entities (Note 4)	(12,489)	2,012	(666)	(11,143)
Change in accumulated other comprehensive loss	(823)	257	(45)	(611)
Other	(608)	78	213	(317)
Net income (loss)	16,840	(11,112)	872	6,600
Balance, June 30, 2013	$851,371	$246,793	$(35,106)	$1,063,058

Partners’ Capital attributable to the Aimco Operating Partnership
The following table presents a reconciliation of the consolidated partners’ capital balances in permanent capital that are attributable to the Aimco Operating Partnership from December 31, 2012 to June 30, 2013 (in thousands):

Partners’ capital attributable to the Partnership
Balance, December 31, 2012	$883,829
Distributions to preferred units held by Aimco	(1,402)
Distributions to common units held by Aimco	(70,014)
Distributions to common units held by Limited Partners	(3,884)
Amortization of Aimco stock-based compensation cost	3,459
Common OP Units issued to Aimco in connection with Aimco stock option exercises	983
Effect of changes in ownership for consolidated entities (Note 4)	(13,155)
Change in accumulated other comprehensive loss	(868)
Other	(395)
Net income	17,712
Balance, June 30, 2013	$816,265
A separate reconciliation of noncontrolling interests in consolidated real estate partnerships and total partners’ capital for the Aimco Operating Partnership is not presented as these amounts are identical to the corresponding noncontrolling interests in consolidated real estate partnerships and total equity for Aimco, which are presented above.
Income Taxes
On October 25, 2012, the Internal Revenue Service issued Final Partnership Administrative Adjustments with respect to the Aimco Operating Partnership 2006 and 2007 tax years.  On January 18, 2013, AIMCO-GP, Inc., in its capacity as tax matters partner of the Aimco Operating Partnership, filed a petition challenging those adjustments in the United States Tax Court in Washington, D.C.  We do not expect the litigation regarding the 2006 or 2007 proposed adjustments to have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
NOTE 3 — Assets Held for Sale and Discontinued Operations
We report as discontinued operations real estate properties that meet the definition of a component of an entity and have been sold or meet the criteria to be classified as held for sale. We include all results of these discontinued operations, less applicable income taxes, in a separate component of income on the consolidated statements of operations under the heading “income from discontinued operations, net.” This treatment resulted in the retrospective adjustment of the statements of operations for the three and six months ended June 30, 2012 and the balance sheet as of December 31, 2012.
We are currently marketing for sale certain real estate properties that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such properties meet the criteria to be classified as held for sale, including whether such properties are expected to be sold within 12 months. Additionally, certain properties that do not meet all of the criteria to be classified as held for sale at the balance sheet date may nevertheless be sold and included in discontinued operations in the subsequent 12 months; thus the number of properties that may be sold during the subsequent 12 months could exceed the number classified as held for sale. At December 31, 2012, after adjustments to classify as held for sale properties that were sold during the six months ended June 30, 2013, we had five properties with an aggregate of 230 units classified as held for sale. Amounts classified as held for sale in the accompanying condensed consolidated balance sheets as of December 31, 2012 are as follows (in thousands):

December 31, 2012
Real estate, net	$7,968
Other assets	710
Assets held for sale	$8,678
Property debt	$6,611
Other liabilities	183
Liabilities related to assets held for sale	$6,794
During the six months ended June 30, 2013 and 2012, we sold five properties and 28 properties with an aggregate of 230 units and 3,934 units, respectively. During the year ended December 31, 2012, we sold 75 consolidated properties with an aggregate of 11,232 units. For the three and six months ended June 30, 2013 and 2012, discontinued operations includes the results of operations for the periods prior to the date of disposition for all properties sold as of June 30, 2013.
The following is a summary of the components of income from discontinued operations and the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Rental and other property revenues	$247	$20,892	$781	$46,317
Property operating expenses	(229)	(6,433)	(427)	(19,341)
Depreciation and amortization	(43)	(7,357)	(140)	(16,203)
(Provision for) recovery of real estate impairment losses	(103)	(5,773)	124	(6,384)
Operating (loss) income	(128)	1,329	338	4,389
Interest income	114	134	172	284
Interest expense	(70)	(2,753)	(165)	(8,387)
(Loss) income before gain on dispositions of real estate and income tax	(84)	(1,290)	345	(3,714)
Gain on dispositions of real estate	2,663	48,518	4,606	84,211
Income tax benefit (expense)	212	(5,616)	30	(5,621)
Income from discontinued operations, net	$2,791	$41,612	$4,981	$74,876
Loss (income) from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	5,452	(5,153)	8,673	(11,684)
Income from discontinued operations attributable to the Aimco Operating Partnership	8,243	36,459	13,654	63,192
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(455)	(2,262)	(738)	(3,951)
Income from discontinued operations attributable to Aimco	$7,788	$34,197	$12,916	$59,241
Gain on dispositions of real estate is reported net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property loans collateralized by the properties being sold. Such prepayment penalties totaled $0.7 million and $0.9 million for the three and six months ended June 30, 2013, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2012, respectively. We classify interest expense related to property debt within discontinued operations when the related real estate asset is sold or classified as held for sale.
In connection with properties sold during the three and six months ended June 30, 2013, we allocated $0.2 million and $0.4 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold. In connection with properties sold or during the three and six months ended June 30, 2012, we allocated $1.4 million and $2.1 million, respectively, of goodwill related to our conventional and affordable segments to the carrying amounts of the properties sold. The amounts of goodwill allocated to these properties were based on the relative fair values of the properties sold and the retained portions of the reporting units to which the goodwill was allocated.
In connection with our real estate dispositions during the six months ended June 30, 2013, the purchasers assumed approximately $2.1 million of non-recourse property debt, and during the three and six months ended June 30, 2012, the purchasers assumed approximately $45.1 million and $56.3 million, respectively, of non-recourse property debt.

NOTE 4 — Other Significant Transactions
Investments in Real Estate Properties
During the three months ended June 30, 2013, we acquired for $29.0 million a 60-unit property located in La Jolla, California. In connection with this acquisition, we assumed non-recourse property debt with an outstanding principal balance of $12.4 million and a fair value of $14.8 million, resulting in a total fair value of $31.3 million allocated to real estate.
Purchase of West Harlem Property Loans
In 2006, we funded $100.1 million of second mortgage loans related to 84 buildings containing 1,596 residential units and 43 commercial spaces in the West Harlem neighborhood of New York City. We concurrently entered into an agreement with the borrower under which we had the right to purchase the buildings and the borrower had the right to put the buildings to us upon achievement of certain revenue thresholds. At June 30, 2013 and December 31, 2012, the aggregate carrying amount of these second mortgage loans and the purchase option, which are included in notes receivable and other assets in our condensed consolidated balance sheets, totaled $110.2 million and $110.5 million, respectively.
During the three months ended June 30, 2013, we purchased at par first mortgage loans secured by the same 84 buildings for $119.1 million, the majority of which matured on June 1, 2013. The loans bear interest at a weighted average rate of 5.2%. In conjunction with the acquisition of the first mortgage loans, the borrower agreed to repay all loans on or before November 22, 2013 and to pay us the value of our unexercised option to acquire the properties and to terminate its right to put the properties to us.
Acquisitions of Noncontrolling Partnership Interests
During the three months ended June 30, 2013, we acquired for $10.7 million the remaining noncontrolling limited partner interests in one consolidated real estate partnership that owns two properties in which we serve as general partner. The noncontrolling interest balance attributed to these limited partners was in a deficit position at the time of acquisition.The excess of the consideration paid over the carrying amount of the noncontrolling interests we acquired is reflected as an adjustment of additional paid-in capital within Aimco's equity and the Aimco Operating Partnership's partners' capital (see equity and partners' capital reconciliations in Note 2). The estimated fair value of the real estate corresponding to the interests we acquired totaled $21.0 million.
Asset Management Business Disposition
In December 2012, we closed the sale of the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid over six years. The notes will be repaid from the operation and liquidation of the Napico portfolio and are collateralized by the buyer’s interests in the portfolio.
In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, for accounting purposes, we have not recognized a sale and will account for the transaction under the profit sharing method. Under this method, until full payment has been received for the seller-financed notes, we will continue to recognize the portfolio’s assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets for all dates following the transaction. Similarly, we will continue to recognize the portfolio’s results of operations, also condensed into a single line item within our consolidated statements of operations, for periods subsequent to the transaction. Any cash payments we receive under the sale and related financing will be reflected as deferred income in our consolidated balance sheets until full payment has been received for the seller-financed notes.
At June 30, 2013, the Napico portfolio consisted of 20 partnerships that held investments in 17 apartment properties that were consolidated and 92 apartment properties that were accounted for under the equity or cost method of accounting. The portfolio’s assets and liabilities included in our condensed consolidated balance sheets are summarized below (in thousands):

	June 30, 2013	December 31, 2012
Real estate, net	$128,917	$127,025
Cash and cash equivalents and restricted cash	30,092	31,560
Investment in unconsolidated real estate partnerships	13,943	15,997
Other assets	4,150	4,163
Total assets	$177,102	$178,745
Total indebtedness	$112,077	$110,737
Accrued and other liabilities	29,646	29,435
Total liabilities	$141,723	$140,172

Summarized information regarding the Napico portfolio's results of operations, including any expense we recognize under the profit sharing method is shown below and is included in loss on dispositions and other in our condensed consolidated statement of operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$7,395	$13,333
Expenses	(5,667)	(11,935)
Equity in earnings or loss of unconsolidated entities, gains or losses on dispositions and other, net	(2,997)	(4,094)
Net loss related to legacy asset management business	(1,269)	(2,696)
Noncontrolling interests in consolidated real estate partnerships	1,623	3,410
Net income of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$354	$714
Based on our limited historical economic ownership in this portfolio, a significant portion of the assets and liabilities and results of operations shown are attributable to noncontrolling interests and do not significantly affect consolidated equity, partners’ capital and income or loss attributable to Aimco or the Aimco Operating Partnership. At June 30, 2013 and December 31, 2012, noncontrolling interests in consolidated real estate partnerships within our consolidated balance sheet included $52.8 million and $57.2 million, respectively, related to the Napico portfolio. Income or loss attributable to these noncontrolling interests will continue to be recognized commensurate with the recognition of the results of operations of the portfolio. If full payment is received on the notes and we meet the requirements to recognize the sale for accounting purposes, we expect to recognize a gain attributable to Aimco and the Aimco Operating Partnership.
NOTE 5 — Variable Interest Entities
As of June 30, 2013, we were the primary beneficiary of, and therefore consolidated, 66 VIEs, which owned 52 apartment properties with 8,100 units. Real estate with a carrying value of $427.0 million collateralized $372.5 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying condensed consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
As of June 30, 2013, we also held variable interests in 39 VIEs for which we were not the primary beneficiary. Those VIEs consist primarily of partnerships that are engaged, directly or indirectly, in the ownership and management of 92 apartment properties with 2,360 units. We are involved with those VIEs as an equity holder or lender. Our maximum risk of loss related to our investment in these VIEs is generally limited to our $4.0 million recorded investment in such entities, which is included in other assets within our consolidated balances sheets.
In addition to our investments in unconsolidated VIEs discussed above, at June 30, 2013, we had in aggregate $215.8 million of receivables from unconsolidated VIEs (primarily notes receivable collateralized by first and second mortgages on real estate properties discussed in Note 4). Our maximum risk of loss associated with our lending activities related to these unconsolidated VIEs is limited to these amounts. We may be subject to additional losses to the extent of any receivables relating to future provision of services to these entities or financial support that we voluntarily provide.
In addition to the consolidated and unconsolidated VIEs discussed above, at June 30, 2013, our consolidated financial statements included certain consolidated and unconsolidated VIEs that were sold in connection with the sale of our legacy asset management business.
NOTE 6 — Derivative Financial Instruments
We have limited exposure to derivative financial instruments. We primarily use long-term, fixed-rate and self-amortizing non-recourse debt to avoid, among other things, risk related to fluctuating interest rates. For our variable rate debt, we are sometimes required by our lenders to limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The fair values of the interest rate swaps are reflected as assets or liabilities in the balance sheet, and periodic changes in fair value are included in interest expense or equity and partners’ capital, as appropriate.
As of June 30, 2013 and December 31, 2012, we had interest rate swaps with aggregate notional amounts of $50.9 million and $51.0 million, respectively, and recorded fair values of $5.5 million and $8.0 million, respectively, reflected in accrued liabilities and other in our condensed consolidated balance sheets. At June 30, 2013, these interest rate swaps had a weighted average term of 7.5 years. We have designated these interest rate swaps as cash flow hedges and recognize any changes in their fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. Changes in the fair value of these instruments and the related amounts of such changes that were reflected as an adjustment of accumulated other comprehensive loss within equity and as an adjustment of earnings (ineffectiveness) are discussed in Note 7.
If the forward rates at June 30, 2013 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
At June 30, 2013 and December 31, 2012, we had borrowings payable subject to total rate of return swaps with aggregate outstanding principal balances of $73.4 million and $74.0 million, respectively, that were collateralized by four properties. We use total rate of return swaps to convert fixed-rate property debt obligations to a variable rate to lower our cost of borrowing. In exchange for our receipt of a fixed rate equal to the underlying borrowing’s interest rate, the total rate of return swaps require that we pay a variable rate plus a risk spread. The underlying borrowings are callable at our option, with no prepayment penalty. We have designated the total rate of return swaps as hedges of the risk of overall changes in the fair value of the underlying borrowings. At each reporting period, we estimate the fair value of these borrowings and the total rate of return swaps and recognize any changes therein as an adjustment of interest expense. During the periods presented, we determined these hedges were fully effective and accordingly we made no adjustments to interest expense for ineffectiveness.
At June 30, 2013, the weighted average fixed receive rate under the total return swaps was 5.9% and the weighted average variable pay rate was 2.1%, based on the applicable index rate effective as of that date. The debt subject to these total rate of return swaps matures in 2036 whereas the corresponding swaps mature in May 2014.
The total rate of return swaps require specified loan-to-value ratios which may require us to pay down the debt or provide additional collateral. At June 30, 2013 and December 31, 2012, we had provided $20.0 million of cash collateral pursuant to the swap agreements, which is included in restricted cash in our condensed consolidated balance sheets.
NOTE 7 — Fair Value Measurements
In accordance with GAAP, we are required to measure certain assets and liabilities in our consolidated financial statements at fair value. Certain assets, such as our investment in the first loss and mezzanine positions in a securitization trust that holds certain of our property debt, our interest rate swaps (IR swaps), total rate of return swaps (TRR swaps), and the debt subject to TRR swaps (TRR debt) are required to be measured at fair value on a quarterly basis. Other assets, such as real estate, are required to be measured at fair value when we determine that the carrying amount of an asset held for use is no longer recoverable, or to be measured at fair value less estimated costs to sell when we determine that the carrying amount of an asset classified as held for sale is no longer recoverable.
We are required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement. Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities we can access at the measurement date. Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 includes fair value measurements based on unobservable inputs. The classification of fair value measurements is subjective and GAAP requires us to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy.
Recurring Fair Value Measurements
The table below presents information regarding significant items measured in our condensed consolidated financial statements at fair value on a recurring basis, consisting of investments in the securitization trust discussed above, which we classify as available for sale (AFS), IR swaps, TRR swaps and TRR debt (in thousands):

	Level 2		Level 3
	AFS (1)	IR swaps (2)	TRR swaps (3)	TRR debt (4)	Total
Fair value at December 31, 2011	$51,693	$(7,012)	$(5,841)	$5,841	$44,681
Investment accretion	1,516	—	—	—	1,516
Unrealized gains (losses) included in interest expense (5)	—	(24)	2,554	(2,554)	(24)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	840	—	—	840
Unrealized (losses) gains included in equity and partners’ capital	1,459	(1,774)	—	—	(315)
Fair value at June 30, 2012	$54,668	$(7,970)	$(3,287)	$3,287	$46,698
Fair value at December 31, 2012	$59,145	$(7,968)	$(2,581)	$2,581	$51,177
Investment accretion	1,681	—	—	—	1,681
Unrealized gains (losses) included in interest expense (5)	—	(24)	(1,134)	1,134	(24)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	836	—	—	836
Unrealized (losses) gains included in equity and partners’ capital	(3,055)	1,608	—	—	(1,447)
Fair value at June 30, 2013	$57,771	$(5,548)	$(3,715)	$3,715	$52,223

(1)
Our investments classified as AFS are presented within other assets in the accompanying condensed consolidated balance sheets. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of June 30, 2013, was approximately 7.9 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $58.0 million and $56.3 million at June 30, 2013 and December 31, 2012, respectively. Although the amortized cost exceeded the fair value of these investments at June 30, 2013, we currently expect to hold the investments to their maturity dates and we believe we will fully recover the investments. Accordingly, we believe the impairment in the fair value of these investments is temporary and we have not recognized any of the loss in value in earnings.

(2)
The fair value of IR swaps is estimated using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.

(3)
TRR swaps have contractually-defined termination values generally equal to the difference between the fair value and the counterparty’s purchased value of the underlying borrowings. We calculate the termination value, which we believe is representative of the fair value, of total rate of return swaps using a market approach by reference to estimates of the fair value of the underlying borrowings, which are discussed below, and an evaluation of potential changes in the credit quality of the counterparty to these arrangements.

(4)
This represents changes in fair value of debt subject to TRR swaps. We estimate the fair value of debt instruments using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan-to-value ratios on similarly encumbered assets within our portfolio. We handle a large volume of financing transactions annually and use pricing information obtained during the financing process to evaluate market pricing information for reasonableness.

(5)
Unrealized gains (losses) for the TRR swaps and TRR debt relate to periodic revaluations of fair value and are included in interest expense in the accompanying condensed consolidated statements of operations.

Due to their subjectivity, GAAP requires us to disclose additional quantitative and qualitative information about the unobservable inputs significant to our Level 3 fair value measurements. The unobservable inputs significant to our estimation of the fair value of TRR debt classified within Level 3 includes information about the property debt, such as the payment schedule, contractual interest rate and loan-to-value ratio (computed using real estate values estimated as described below). Based on the impracticality of providing payment schedules for our nonrecourse property debt measured at fair value, we believe the disclosure of the weighted average maturity date is meaningful in the context of the related valuation input. Information regarding the weighted average unobservable inputs for TRR debt measured at fair value during the six months ended June 30, 2013 and 2012 is as follows:

	2013	2012
Number of properties encumbered by non-recourse property debt measured at fair value during period	4	4
Weighted average interest rate	5.9%	5.8%
Weighted average maturity in years	23.4	24.4
Weighted average loan-to-value ratio	79.0%	78.5%
Of these unobservable inputs significant to the TRR debt fair value measurement, the loan-to-value ratio is the only input to which the fair value measurement is sensitive to changes, as the property debt interest rates and maturities are not subject to adjustment. Holding constant the other observable inputs which may also be significant to the fair value measurement, such as market interest rates for similar types of debt, we believe any increase in the loan-to-value ratios for the TRR debt would result in a decrease in the fair value of the TRR debt and any decrease in the loan-to-value ratios would result in an increase in the fair value of the TRR debt. Based on the relationship of the fair value of the TRR debt to that of the TRR swaps, we believe any increase or decrease in the fair value of the TRR debt would have an equal and offsetting decrease or increase in the fair value of the TRR swaps, and therefore would have no effect on our financial position, results of operations or liquidity.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2012, we reduced the aggregate carrying amounts of six assets classified as held for use from $72.7 million to their estimated fair values of $59.6 million, resulting in an impairment loss of $13.1 million. A portion of these impairment losses has subsequently been reclassified to discontinued operations upon the sale of the related properties.
The fair values for the properties we impaired during these periods were based primarily on contract prices for pending sales or expected sales values of the properties. The contract prices were based in part on unobservable inputs classified within Level 3 of the fair value hierarchy, but were also based on observable inputs that can be validated to observable external sources, such as pricing information about widely marketed real estate properties for sale.
The unobservable inputs significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the properties’ net operating income, or NOI, free cash flow, or FCF, which represents the property's NOI less capital spending required to maintain the condition of the property, and assumptions about NOI and FCF growth rates and exit values. A FCF internal rate of return, which represents the rate of return generated by discounting the expected FCF from the property and the proceeds from its eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to weighted average implied FCF internal rates of return of 6.24% for the properties impaired during the six months ended June 30, 2012.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at June 30, 2013 and December 31, 2012, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our notes receivable was approximately $216.0 million and $96.0 million at June 30, 2013 and December 31, 2012, respectively, as compared to their carrying amounts of $217.0 million and $102.9 million, respectively. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.1 billion at both June 30, 2013 and December 31, 2012, as compared to aggregate carrying amounts of $4.8 billion and 4.7 billion, respectively. We classify within Level 3 of the valuation hierarchy the fair values of our notes receivable and consolidated debt disclosed above, based on the significance of certain of the unobservable inputs used to estimate their fair values. The fair value of our notes receivable and consolidated debt is estimated using a methodology consistent with that described above for the property debt we measure at fair value on a recurring and nonrecurring basis.
NOTE 8 — Commitments and Contingencies
Commitments
In connection with our redevelopment and capital improvement activities, we have commitments of approximately $176.4 million related to construction projects, most of which we expect to incur during the next 18 months. Pursuant to financing arrangements on our Lincoln Place, Pacific Bay Vistas, The Preserve at Marin and Elm Creek conventional redevelopment properties, we are contractually obligated to complete the planned projects. Additionally, we enter into certain commitments for future purchases of goods and services in connection with the operations of our properties. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures for properties included in continuing operations.

Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our condensed consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 13 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or property casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of June 30, 2013, are immaterial to our consolidated financial condition, results of operations and cash flows.

NOTE 9 — Earnings (Loss) per Share/Unit
Aimco
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$4,188	$(7,481)	$4,831	$(30,098)
Income (loss) from continuing operations attributable to noncontrolling interests	(1,028)	(3,916)	(907)	(4,394)
Income attributable to preferred stockholders	(701)	(22,182)	(1,403)	(34,621)
Income attributable to participating securities	(140)	(95)	(280)	(214)
Income (loss) from continuing operations attributable to Aimco common stockholders	$2,319	$(33,674)	$2,241	$(69,327)
Income from discontinued operations	$2,791	$41,612	$4,981	$74,876
Loss (income) from discontinued operations attributable to noncontrolling interests	4,997	(7,415)	7,935	(15,635)
Income from discontinued operations attributable to Aimco common stockholders	$7,788	$34,197	$12,916	$59,241
Net income	$6,979	$34,131	$9,812	$44,778
Net loss (income) attributable to noncontrolling interests	3,969	(11,331)	7,028	(20,029)
Income attributable to preferred stockholders	(701)	(22,182)	(1,403)	(34,621)
Income attributable to participating securities	(140)	(95)	(280)	(214)
Net income (loss) attributable to Aimco common stockholders	$10,107	$523	$15,157	$(10,086)
Denominator:
Denominator for basic earnings per share — weighted average number of shares of Common Stock outstanding	145,321	127,395	145,245	123,960
Effect of dilutive securities:
Dilutive potential common shares	353	—	287	—
Denominator for diluted earnings per share	145,674	127,395	145,532	123,960
Earnings (loss) per common share – basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$0.02	$(0.26)	$0.01	$(0.56)
Income from discontinued operations attributable to Aimco common stockholders	0.05	0.26	0.09	0.48
Net income (loss) attributable to Aimco common stockholders	$0.07	$—	$0.10	$(0.08)
The Aimco Operating Partnership
The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common OP Units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit data presented below. The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the three and six months ended June 30, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$4,188	$(7,481)	$4,831	$(30,098)
Loss (income) from continuing operations attributable to noncontrolling interests	698	(4,512)	2,439	(5,746)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,307)	(23,793)	(4,615)	(37,902)
Income attributable to participating securities	(140)	(95)	(280)	(214)
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$2,439	$(35,881)	$2,375	$(73,960)
Income from discontinued operations	$2,791	$41,612	$4,981	$74,876
Loss (income) from discontinued operations attributable to noncontrolling interests	5,452	(5,153)	8,673	(11,684)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	$8,243	$36,459	$13,654	$63,192
Net income	$6,979	$34,131	$9,812	$44,778
Net loss (income) attributable to noncontrolling interests	6,150	(9,665)	11,112	(17,430)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(2,307)	(23,793)	(4,615)	(37,902)
Income attributable to participating securities	(140)	(95)	(280)	(214)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$10,682	$578	$16,029	$(10,768)
Denominator:
Denominator for basic earnings per unit — weighted average number of common units outstanding	153,294	135,622	153,217	132,159
Effect of dilutive securities:
Dilutive potential common units	353	—	287	—
Denominator for diluted earnings per unit	153,647	135,622	153,504	132,159
Earnings (loss) per common unit – basic and diluted:
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$0.02	$(0.26)	$0.01	$(0.56)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	0.05	0.26	0.09	0.48
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$0.07	$—	$0.10	$(0.08)
Aimco and the Aimco Operating Partnership
As of June 30, 2013, the common share equivalents or common partnership unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 3.0 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the three and six months ended June 30, 2013 and accordingly has been included in the denominator for calculating diluted earnings (loss) per share and unit during these periods. These securities have been excluded from the earnings (loss) per share or unit computations for the three and six months ended June 30, 2012, because their effect would have been anti-dilutive. Participating securities, consisting of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.6 million and 0.5 million at June 30, 2013 and 2012, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.
Various classes of preferred OP Units of the Aimco Operating Partnership are outstanding. Depending on the terms of each class, these preferred OP Units are convertible into common OP Units or redeemable for cash or, at the Aimco Operating Partnership’s option, Common Stock, and are paid distributions varying from 1.8% to 8.8% per annum per unit, or equal to the dividends paid on Common Stock based on the conversion terms. As of June 30, 2013, a total of 2.9 million preferred OP Units were outstanding with an aggregate redemption value of $79.2 million and were potentially redeemable for approximately 2.6 million shares of Common Stock (based on the period end market price), or cash at the Aimco Operating Partnership’s option. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred

OP Units, subject to limited exceptions. Accordingly, we expect these securities to be excluded from earnings (loss) per share or unit computations in future periods.
NOTE 10 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartments with rents paid by the residents and included 176 properties with 55,965 units at June 30, 2013. Our affordable real estate operations consisted of 82 properties with 11,212 units at June 30, 2013, with rents that are generally paid, in whole or part, by a government agency.
Our chief executive officer, who is our chief operating decision maker, uses various generally accepted industry financial measures to assess the performance and financial condition of the business, including: Net Asset Value, which is the estimated fair value of our assets, net of liabilities and preferred equity; Funds From Operations, which represents net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures; Pro forma Funds From Operations, which is Funds From Operations excluding preferred equity redemption related amounts; Adjusted Funds From Operations, which is Pro forma Funds From Operations less spending for Capital Replacements, which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income, which reflects our share of property net operating income of the consolidated and unconsolidated properties that we own and manage; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Our chief operating decision maker emphasizes proportionate property net operating income as a key measurement of segment profit or loss.
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis for the three months ended June 30, 2013 and 2012 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended June 30, 2013:
Rental and other property revenues (2)	$213,331	$25,494	$13,008	$20	$251,853
Tax credit and asset management revenues	—	—	—	7,809	7,809
Total revenues	213,331	25,494	13,008	7,829	259,662
Property operating expenses (2)	77,606	10,123	4,806	9,182	101,717
Investment management expenses	—	—	—	1,697	1,697
Depreciation and amortization (2)	—	—	—	78,345	78,345
General and administrative expenses	—	—	—	11,153	11,153
Other expenses, net	—	—	—	2,226	2,226
Total operating expenses	77,606	10,123	4,806	102,603	195,138
Net operating income (loss)	135,725	15,371	8,202	(94,774)	64,524
Other items included in continuing operations	—	—	—	(60,336)	(60,336)
Income (loss) from continuing operations	$135,725	$15,371	$8,202	$(155,110)	$4,188

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Three Months Ended June 30, 2012:
Rental and other property revenues (2)	$200,795	$25,162	$18,301	$116	$244,374
Tax credit and asset management revenues	—	—	—	8,914	8,914
Total revenues	200,795	25,162	18,301	9,030	253,288
Property operating expenses (2)	72,947	9,808	8,355	8,697	99,807
Investment management expenses	—	—	—	3,240	3,240
Depreciation and amortization (2)	—	—	—	87,229	87,229
Provision for real estate impairment losses (2)	—	—	—	2,275	2,275
General and administrative expenses	—	—	—	13,556	13,556
Other expenses, net	—	—	—	(957)	(957)
Total operating expenses	72,947	9,808	8,355	114,040	205,150
Net operating income (loss)	127,848	15,354	9,946	(105,010)	48,138
Other items included in continuing operations	—	—	—	(55,619)	(55,619)
Income (loss) from continuing operations	$127,848	$15,354	$9,946	$(160,629)	$(7,481)

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Six Months Ended June 30, 2013:
Rental and other property revenues (2)	$422,830	$50,876	$25,951	$43	$499,700
Tax credit and asset management revenues	—	—	—	15,061	15,061
Total revenues	422,830	50,876	25,951	15,104	514,761
Property operating expenses (2)	154,933	20,682	9,706	18,099	203,420
Investment management expenses	—	—	—	3,130	3,130
Depreciation and amortization (2)	—	—	—	158,618	158,618
General and administrative expenses	—	—	—	22,932	22,932
Other expenses, net	—	—	—	4,436	4,436
Total operating expenses	154,933	20,682	9,706	207,215	392,536
Net operating income (loss)	267,897	30,194	16,245	(192,111)	122,225
Other items included in continuing operations	—	—	—	(117,394)	(117,394)
Income (loss) from continuing operations	$267,897	$30,194	$16,245	$(309,505)	$4,831

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments	Consolidated
Six Months Ended June 30, 2012:
Rental and other property revenues (2)	$398,360	$50,092	$39,576	$251	$488,279
Tax credit and asset management revenues	—	—	—	16,985	16,985
Total revenues	398,360	50,092	39,576	17,236	505,264
Property operating expenses (2)	145,564	19,751	15,386	17,717	198,418
Investment management expenses	—	—	—	6,628	6,628
Depreciation and amortization (2)	—	—	—	173,795	173,795
Provision for real estate impairment losses (2)	—	—	—	8,349	8,349
General and administrative expenses	—	—	—	25,181	25,181
Other expenses, net	—	—	—	4,772	4,772
Total operating expenses	145,564	19,751	15,386	236,442	417,143
Net operating income (loss)	252,796	30,341	24,190	(219,206)	88,121
Other items included in continuing operations	—	—	—	(118,219)	(118,219)
Income (loss) from continuing operations	$252,796	$30,341	$24,190	$(337,425)	$(30,098)

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of our consolidated properties and the results of consolidated properties that we do not manage, which are excluded from our measurement of segment performance but included in the related consolidated amounts, and our share of the results of operations of our unconsolidated real estate partnerships that we manage, which are included in our measurement of segment performance but excluded from the related consolidated amounts.

(2)
Proportionate property net operating income, our key measurement of segment profit or loss excludes property management revenues (which are included in rental and other property revenues), property management expenses and casualty gains and losses (which are included in property operating expenses) and depreciation and amortization and provision for real estate impairment losses. Accordingly, we do not allocate these amounts to our segments.

For the six months ended June 30, 2013 and 2012, capital additions related to our conventional segment totaled $149.0 million and $103.7 million, respectively, and capital additions related to our affordable segment totaled $4.8 million and $7.8 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rates and property operating results; the effect of acquisitions, dispositions and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment projects; and our ability to comply with debt covenants, including financial coverage ratios. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; earnings may not be sufficient to maintain compliance with debt covenants; real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; the timing of acquisitions, dispositions and redevelopments; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of Apartment Investment and Management Company’s and AIMCO Properties, L.P.’s Combined Annual Report on Form 10-K for the year ended December 31, 2012, and the other documents we file from time to time with the Securities and Exchange Commission. As used herein and except as the context otherwise requires, “we,” “our” and “us” refer to Apartment Investment and Management Company (which we refer to as Aimco), AIMCO Properties, L.P. (which we refer to as the Aimco Operating Partnership) and their consolidated entities, collectively.
Executive Overview
Aimco and the Aimco Operating Partnership are focused on the ownership, management and redevelopment of quality apartment communities located in the largest coastal and job growth markets in the United States. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, a focus on our customers and a performance culture. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, continually shape our culture. In all our dealings with residents, team members, business partners and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders. Our business plan to achieve this objective is to:

•
operate our portfolio of desirable apartment homes with valued amenities and with a high level of customer service and in an efficient manner that realizes the benefits of our local management expertise;

•
improve our geographically diversified portfolio of market-rate apartment properties, which average “B/B+” in quality (defined below) by selling properties inconsistent with our portfolio strategy and investing the proceeds from such sales through redevelopment and acquisition of higher-quality properties; and

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk and provides a hedge against increases in interest rates, capitalization rates and inflation.

Our property operations consist primarily of our diversified portfolio of market-rate apartment communities, which we refer to as conventional properties. At June 30, 2013, our conventional property operations included 176 properties with 55,965 units in which we held an average ownership of 97%. We also operate a portfolio of affordable properties, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At June 30, 2013, our affordable property operations consisted of 82 properties with 11,212 units in which we held an average ownership of 81%. Our conventional and affordable property operations comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under “Results of Operations – Real Estate Operations”) during the six months ended June

30, 2013. Over the next four to five years, we expect to dispose of our affordable properties and reinvest the proceeds in our conventional portfolio.
For the three months ended June 30, 2013, our conventional portfolio had average revenue per apartment home of $1,389 and provided 64% operating margins. Average revenue per apartment home represents rental and other property revenues divided by effective units, which is the number of actual property units multiplied by our ownership interest in the property as of the end of the current period. The average revenue per apartment home for our conventional portfolio increased 7.4% from average revenues of $1,293 for the three months ended June 30, 2012, as a result of year-over-year per home revenue growth of 5.0% and the sale of conventional properties during 2012 with average revenues per home substantially lower than those of the retained portfolio. During the three months ended June 30, 2013, on average, combined conventional new and renewal lease rates were 4.1% higher than expiring lease rates.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C” quality market-rate apartment properties, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional property quality based on average rents of our units compared to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality properties those earning rents greater than 125% of the local market average, as "B" quality properties those earning rents 90% to 125% of the local market average and as “C” quality properties those earning rents less than 90% of the local market average. We classify as “B/B+” those properties earning rents ranging from 100% to 125% of the local market average. Although some companies and analysts within the multifamily real estate industry use property class ratings of “A,” “B” and “C,” some of which are tied to local market rent averages, the metrics used to classify property quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring property quality is neither broadly nor consistently used in the multifamily real estate industry.
We upgrade the quality of our portfolio through the sale of properties with lower projected returns, lower operating margins, and lower expected future rent growth. These properties are often located in markets we deem less desirable than our target markets. We reinvest the sale proceeds in properties already in our portfolio, through increased ownership, redevelopment or property upgrades, or through the purchase of other properties. Increasing our ownership in properties in our portfolio is attractive as we already operate these properties and know them well, and these investments are especially accretive where we can eliminate overhead costs associated with the partnerships that own these properties. We believe redevelopment of certain properties in superior locations provides advantages over ground-up development, enabling us to generate rents comparable to new properties with lower financial risk, in less time and with reduced delays associated with governmental permits and authorizations. We believe redevelopment also provides superior risk adjusted returns with lower volatility compared to ground-up development. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add residential units to a site. We have historically undertaken a range of redevelopment projects: from those in which there is significant renovation, such as exteriors, common areas or unit improvements, typically done upon lease expirations without the need to vacate units on any wholesale or substantial basis, to those in which a substantial number of all available units are vacated for significant renovations to the property. We have a specialized Redevelopment and Construction Services group to oversee these projects.
In addition to improving our portfolio through the capital expenditures discussed under the Liquidity and Capital Resources heading, during the six months ended June 30, 2013, we upgraded our portfolio through the acquisition for $29.0 million of a conventional property located in La Jolla, California, and the acquisition for $10.7 million of the remaining noncontrolling interests in one consolidated real estate partnership that owns two conventional properties located in Atlanta, Georgia. The estimated fair value of the real estate corresponding to the interests we acquired totaled $21.0 million. During July 2013, we also acquired for $9.5 million a conventional property located in Midtown Atlanta. The Atlanta properties in which we increased our ownership and the properties we acquired in La Jolla and Atlanta have average revenues per home of $1,140, $2,400 and $2,100, respectively, which represented revenues per home approximately 44%, 64% and 165%, respectively, above the local market averages.
Our leverage strategy seeks to balance our desire to increase financial returns with the inherent risks of leverage and we have set leverage targets of Debt and Preferred Equity to Proportionate EBITDA of less than 7.0x and Proportionate EBITDA Coverage of Interest and Preferred Dividends of greater than 2.5x. We also focus on Debt to Proportionate EBITDA and Proportionate EBITDA Coverage of Interest ratios.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property loans, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Proportionate EBITDA is calculated by adding to our Pro forma Funds From Operations our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property loans. Our leverage ratios for the trailing twelve month and annualized three month periods ended June 30, 2013 and 2012, are presented below:

	Trailing Twelve Months Ended June 30,		Annualized Three Months Ended June 30,
	2013	2012	2013	2012
Debt to Proportionate EBITDA	7.8x	8.3x	7.9x	8.0x
Debt and Preferred Equity to Proportionate EBITDA	8.0x	8.6x	8.1x	8.2x
Proportionate EBITDA Coverage of Interest	2.5x	2.2x	2.5x	2.3x
Proportionate EBITDA Coverage of Interest and Preferred Dividends	2.4x	1.8x	2.4x	1.9x
2013 Debt to Proportionate EBITDA and Debt and Preferred Equity to Proportionate EBITDA ratios are provided on a pro forma basis, taking into account the interest income associated with the first mortgage loans we acquired during the second quarter, which we funded using revolving loan borrowings. We expect future leverage reduction from earnings growth generated by our current portfolio and by regularly scheduled property debt amortization funded from retained earnings. We also expect to increase our financial flexibility in the future by expanding our pool of unencumbered properties. As of July 2013, this pool included four consolidated properties, which we expect to hold beyond 2013, with an estimated fair value of approximately $190.0 million.
During the three months ended June 30, 2013, one of the rating agencies completed its initial review of our creditworthiness and outlined the factors that may have a positive impact on our ratings. These factors are: growing the unencumbered asset pool to $500 million (based on a stressed 8% capitalization rate) with asset quality consistent with the overall portfolio; sustaining leverage, defined by the rating agency as the ratio of net debt to recurring operating EBITDA, below 7.5x; and sustaining a fixed charge coverage ratio, also as defined by the rating agency, above 2.0x. Our stated leverage targets are in line with, or more conservative than, those indicated by the rating agency and we expect to achieve our targets in early 2014. In addition, through our normal course of refinancing activity as loans mature, on a leverage-neutral basis, we have the opportunity to grow our unencumbered pool by $150 to $200 million per year.
We remain committed to avoiding recourse debt other than our revolving line of credit. The benefits of a ratings increase may include a lowering of the cost of our line of credit and any future preferred equity issuance.
At June 30, 2013, approximately 93% of our leverage consisted of property-level, non-recourse, long-dated debt and 3% consisted of perpetual preferred equity, a combination which helps to limit our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 7.9 years, with 1.6% of our unpaid principal balance maturing during the balance of 2013 and, on average, 5.8% of our unpaid principal balance maturing per year from 2014 through 2016. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates and inflation. During the six months ended June 30, 2013, the estimated weighted average market rate for our debt increased by approximately 0.56%, while capitalization rates remained relatively constant.  The increase in interest rates decreased the estimated market value of our debt by approximately $200 million and absent a corresponding increase in capitalization rates, resulted in an equivalent increase in the fair value of our equity.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement, that provides for $500.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. At June 30, 2013, we had the capacity to borrow $268.4 million pursuant to our Credit Agreement, net of $187.1 million of outstanding borrowings and $44.5 million for undrawn letters of credit backed by the Credit Agreement. The Credit Agreement matures in December 2014, and may be extended for two additional one-year periods, subject to certain conditions.
Under our Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants. For the twelve month period ended June 30, 2013, our Debt Service and Fixed Charge Coverage ratios were 1.72x and 1.67x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.61x and 1.38x, respectively, for the twelve month period ended June 30, 2012. We expect to remain in compliance with these covenants during the remainder of 2013.

Key Financial Indicators
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value; Funds From Operations; Pro forma Funds From Operations; Adjusted Funds From Operations; property net operating income, which is rental and other property revenues less direct property operating expenses, including real estate taxes; proportionate property net operating income; same store property operating results; Free Cash Flow, which is net operating income less spending for Capital Replacements; Free Cash Flow internal rate of return; financial coverage ratios; and leverage as shown on our balance sheet. Funds From Operations, Pro forma Funds From Operations and Adjusted Funds From Operations are defined and further described in “Funds From Operations,” and proportionate property net operating income is defined and further described in “Results of Operations – Real Estate Operations.” The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
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
Overview
Highlights of our results of operations for the three months ended June 30, 2013, are summarized below:

•
Conventional Same Store revenues and expenses for the three months ended June 30, 2013, increased by 5.1% and 4.8%, respectively, resulting in a 5.3% increase in net operating income as compared to the three months ended June 30, 2012;

•	Average revenue per apartment home for our Conventional properties increased by 7.4%, from $1,293 for the three months ended June 30, 2012 to $1,389 for the three months ended June 30, 2013.

•	Net operating income for our total real estate portfolio (continuing operations) for the three months ended June 30, 2013, increased 5.5% as compared to the three months ended June 30, 2012.
Three Months Ended June 30, 2013 compared to June 30, 2012
We reported net income attributable to Aimco of $10.9 million and net income attributable to the Aimco Operating Partnership of $13.1 million for the three months ended June 30, 2013, as compared to net income attributable to Aimco of $22.8 million and net income attributable to the Aimco Operating Partnership of $24.5 million for the three months ended June 30, 2012, a decrease in net income attributable to Aimco and the Aimco Operating Partnership of $11.9 million and $11.4 million, respectively. The decrease in income for Aimco and the Aimco Operating Partnership was principally due to a decrease in income from discontinued operations, primarily due to a decrease in gains on dispositions, and was partially offset by an increase in the operating income of our properties in continuing operations and a decrease in depreciation and amortization.
We reported net income attributable to Aimco common stockholders of $10.1 million and net income attributable to the Aimco Operating Partnership’s common unitholders of $10.7 million for the three months ended June 30, 2013, as compared to net income attributable to Aimco common stockholders of $0.5 million and net income attributable to the Aimco Operating Partnership’s common unitholders of $0.6 million for the three months ended June 30, 2012, an increase in net income attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders of $9.6 million and $10.1 million, respectively. The increase in income attributable to Aimco common stockholders and to the Aimco Operating Partnership’s common unitholders was principally due to a reduction in preferred stock dividends and preferred unit distributions and related costs resulting from the redemption of $600.9 million of preferred securities during 2012, partially offset by the decrease in net income discussed above.
Six Months Ended June 30, 2013 compared to June 30, 2012
We reported net income attributable to Aimco of $16.8 million and net income attributable to the Aimco Operating Partnership of $20.9 million for the six months ended June 30, 2013, as compared to net income attributable to Aimco of $24.7 million and net income attributable to the Aimco Operating Partnership of $27.3 million for the six months ended June 30, 2012, a decrease in net income attributable to Aimco and the Aimco Operating Partnership of $7.9 million and $6.4 million, respectively. The decrease in income for Aimco and the Aimco Operating Partnership was principally due to decreases in income from discontinued

operations, primarily due to a decrease in gains on dispositions, and was partially offset by an increase in the operating income of our properties in continuing operations and a decrease in depreciation and amortization.
We reported net income attributable to Aimco common stockholders of $15.2 million and net income attributable to the Aimco Operating Partnership’s common unitholders of $16.0 million for the six months ended June 30, 2013, as compared to net loss attributable to Aimco common stockholders of $10.1 million and net loss attributable to the Aimco Operating Partnership’s common unitholders of $10.8 million for the six months ended June 30, 2012, an increase in net income attributable to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders of $25.3 million and $26.8 million, respectively. The increase in income attributable to Aimco common stockholders and to the Aimco Operating Partnership’s common unitholders was principally due to a reduction in preferred stock dividends and preferred unit distributions and related costs resulting from the redemption of $600.9 million of preferred securities during 2012, partially offset by the decrease in net income discussed above.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Real Estate Operations
As described in the preceding Executive Overview, our owned real estate portfolio consists primarily of conventional properties, and we also operate a portfolio of affordable properties. Our conventional and affordable property operations comprise our reportable segments.
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain properties in which we hold an insignificant economic interest and in some cases we do not consolidate other properties in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our properties, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated properties that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional properties with 142 units and 19 affordable properties with 1,276 units that we do not manage.
We do not include property management revenues, offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.
The tables and discussions below reflect the proportionate results of our conventional and affordable segments and the consolidated results related to our real estate operations not allocated to segments for the three and six months ended June 30, 2013 and 2012 (in thousands). The tables and discussions below exclude the results of operations of those properties we do not manage and of those properties included in discontinued operations as of June 30, 2013. Refer to Note 10 in the condensed consolidated financial statements in Item 1 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of properties we classify as Conventional Same Store, Conventional Redevelopment and Other Conventional properties. Conventional Same Store properties are properties we manage, in which our ownership exceeds 10% and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Conventional Redevelopment properties are those in which a substantial number of available units have been vacated for major renovations or have not been stabilized in occupancy for at least one year as of the earliest period presented, or for which other significant non-unit renovations are underway or have been complete for less than one year. Based on the small number of Conventional Redevelopment properties at June 30, 2013, we have included their results in the Other Conventional classification within the presentation below. Other Conventional properties generally includes conventional properties that have significant rent control restrictions, casualty properties, acquisition properties and properties that are not multifamily, such as commercial properties or fitness centers.
As of June 30, 2013, as defined by our segment performance metrics, our Conventional Same Store portfolio and our Other Conventional portfolio consisted of 138 and 34 properties with 50,704 and 5,119 units, respectively. From December 31, 2012 to June 30, 2013, on a net basis, our Conventional Same Store portfolio decreased by one property and increased by 400 units. This consisted of three properties with 1,295 units that were reclassified from our Other Conventional portfolio to our Conventional Same Store portfolio when they reached stabilization following a casualty loss, four senior housing properties with 908 units that were reclassified from our Conventional Same Store portfolio to our Other Conventional portfolio based on our determination that certain restrictions on increases in rental rates for these properties are not appropriately comparable with changes in local market rental rates, and 13 new units at one of our properties that were placed into service.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$192,032	$182,682	$9,350	5.1%
Other Conventional	21,299	18,113	3,186	17.6%
Total	213,331	200,795	12,536	6.2%
Property operating expenses:
Conventional Same Store	67,398	64,305	3,093	4.8%
Other Conventional	10,208	8,642	1,566	18.1%
Total	77,606	72,947	4,659	6.4%
Property net operating income:
Conventional Same Store	124,634	118,377	6,257	5.3%
Other Conventional	11,091	9,471	1,620	17.1%
Total	$135,725	$127,848	$7,877	6.2%
For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, our conventional segment’s proportionate property net operating income increased $7.9 million, or 6.2%.
For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, Conventional Same Store proportionate property net operating income increased by $6.3 million, or 5.3%. This increase was primarily attributable to an $9.4 million, or 5.1%, increase in rental and other property revenues due to higher average revenues (approximately $65 per home), comprised of increases in rental rates, utility reimbursements, and a ten basis point increase in average daily occupancy. Rental rates on new leases transacted during the three months ended June 30, 2013, were 3.1% higher than expiring lease rates, and renewal rates were 5.2% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $3.1 million, or 4.8%, increase in property operating expenses, primarily due to increases in real estate taxes and administrative and utility expenses.
Our Other Conventional proportionate property net operating income increased by $1.6 million, or 17.1%, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a $1.2 million increase in net operating income resulting from conventional properties we acquired in 2012 as well as increases in the net operating income of our Other Conventional properties, including increases from units placed back into service following completion of redevelopment projects.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Conventional same store	$381,053	$363,257	$17,796	4.9%
Other Conventional	41,777	35,103	6,674	19.0%
Total	422,830	398,360	24,470	6.1%
Property operating expenses:
Conventional same store	134,684	128,290	6,394	5.0%
Other Conventional	20,249	17,274	2,975	17.2%
Total	154,933	145,564	9,369	6.4%
Property net operating income:
Conventional same store	246,369	234,967	11,402	4.9%
Other Conventional	21,528	17,829	3,699	20.7%
Total	$267,897	$252,796	$15,101	6.0%
For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, our conventional segment’s proportionate property net operating income increased $15.1 million, or 6.0%.

For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, Conventional Same Store proportionate property net operating income increased by $11.4 million, or 4.9%. This increase was primarily attributable to a $17.8 million, or 4.9%, increase in rental and other property revenues due to higher average revenues (approximately $66 per home), comprised of increases in rental rates and utility reimbursements, partially offset by a 20 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the six months ended June 30, 2013, were 2.9% higher than expiring lease rates, and renewal rates were 5.2% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $6.4 million, or 5.0%, increase in property operating expenses, primarily due to increases in real estate taxes, insurance costs and administrative expenses.
Our Other Conventional proportionate property net operating income increased by $3.7 million, or 20.7%, during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a $2.6 million increase in net operating income resulting from conventional properties we acquired in 2012. Other Conventional net operating income also increased by $0.8 million due to a nonrecurring reduction of revenues recognized during 2012, partially offset by increases in payroll, administrative and marketing expenses.
We expect the expense growth for the second half of 2013 to moderate 1% to 2%, resulting in expected expense growth for the full year 2013 in the range of 3.0% to 3.5%. The expected moderation of expense growth during the second half of 2013 is based on the following factors. First, real estate taxes were elevated in late 2012 as end of year assessments were higher than we anticipated. Additionally, certain expenses in 2013 were incurred earlier in the year than during 2012, and this timing effect will result in lower expense during the second half of 2013.
Affordable Real Estate Operations
Our affordable segment consists of properties we classify as Affordable Same Store or Other Affordable. Affordable Same Store properties are properties we manage that are subject to tax credit agreements, in which our ownership exceeds 10% and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Other Affordable properties are those that do not meet the Affordable Same Store property definition because they are not subject to tax credit agreements and/or our ownership interest is less than 10%. During the three months ended March 31, 2013, we revised our definition of Affordable Same Store properties to include only properties that are subject to tax credit agreements.
At June 30, 2013, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 48 and 15 properties with 7,696 and 2,240 units, respectively. From December 31, 2012 to June 30, 2013, our Affordable Same Store portfolio decreased by 19 properties with 2,298 units, which consisted of non-tax credit properties we reclassified to our Other Affordable portfolio based on the Affordable Same Store definition change discussed above. Our affordable results for the six months ended June 30, 2013 and 2012 presented below are based on the property populations at June 30, 2013.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$21,202	$20,979	$223	1.1%
Other Affordable	4,292	4,183	109	2.6%
Total	25,494	25,162	332	1.3%
Property operating expenses:
Affordable Same Store	8,406	8,035	371	4.6%
Other Affordable	1,717	1,773	(56)	(3.2)%
Total	10,123	9,808	315	3.2%
Property net operating income:
Affordable Same Store	12,796	12,944	(148)	(1.1)%
Other Affordable	2,575	2,410	165	6.8%
Total	$15,371	$15,354	$17	0.1%
For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, our affordable segment’s proportionate property net operating income increased by less than $0.1 million, or 0.1%.
For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, the proportionate property net operating income of our Affordable Same Store properties decreased by $0.1 million, or 1.1%. This decrease in net operating income consisted of a $0.2 million, or 1.1%, increase in revenue, offset by a $0.4 million, or 4.6%, increase in expense. Affordable

Same Store revenue increased primarily due to higher average revenues ($7 per home) and higher average daily occupancy (30 basis points). Affordable Same Store expenses increased primarily due to an increase in utilities and real estate taxes.
Our Other Affordable proportionate property net operating income increased by $0.2 million, or 6.8%, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to higher average revenues ($22 per home) and higher average daily occupancy (50 basis points).

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Affordable same store	$42,400	$41,717	$683	1.6%
Other Affordable	8,476	8,375	101	1.2%
Total	50,876	50,092	784	1.6%
Property operating expenses:
Affordable same store	17,090	16,283	807	5.0%
Other Affordable	3,592	3,468	124	3.6%
Total	20,682	19,751	931	4.7%
Property net operating income:
Affordable same store	25,310	25,434	(124)	(0.5)%
Other Affordable	4,884	4,907	(23)	(0.5)%
Total	$30,194	$30,341	$(147)	(0.5)%
For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, our affordable segment’s proportionate property net operating income decreased $0.1 million, or 0.5%.
For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, the proportionate property net operating income of our Affordable Same Store properties decreased by $0.1 million, or 0.5%. This decrease in net operating income consisted of a $0.7 million, or 1.6%, increase in revenue, offset by a $0.8 million, or 5.0%, increase in expense. Affordable Same Store revenue increased primarily due to higher average revenues ($10 per home) and higher average daily occupancy (60 basis points). Affordable Same Store expenses increased primarily due to an increase in insurance costs, utilities expense, and real estate taxes.
Our Other Affordable proportionate property net operating income decreased by less than $0.1 million, or 0.5%, during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to an increase in insurance and real estate taxes, partially offset by increases in revenue due to higher average daily occupancy (90 basis points).
Non-Segment Real Estate Operations
Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 10 to the condensed consolidated financial statements in Item 1).
For the three months ended June 30, 2013 and 2012, property management expenses, which includes offsite costs associated with managing properties we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $7.6 million and $8.7 million, respectively. For the six months ended June 30, 2013 and 2012, property management expenses, totaled $15.3 million and $17.7 million, respectively. The decreases in property management expense are primarily due to a decrease in the number of properties we own and manage.
For the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, casualty losses increased by $1.6 million and $2.7 million, respectively, due to increases in minor casualty losses incurred at our properties in 2013.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing properties and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits associated with these partnerships to their partners. Tax credit and other activities are conducted in part by our taxable subsidiaries, and the related net operating income may be subject to income taxes.
For the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, tax credit and asset management revenues decreased by $1.1 million and $1.9 million, respectively. These decreases were attributable to reductions in disposition and other transactional fees from 2012 to 2013.
Investment Management Expenses
Investment management expenses consist primarily of the costs of personnel who perform tax credit and asset management activities. For the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, investment management expenses decreased by $1.5 million and $3.5 million, respectively. These decreases are primarily due to $0.7 million and $1.6 million, respectively, of fees paid to third parties during the three and six months ended June 30, 2012 for asset management services related to our legacy asset management business which we sold in late 2012 (see Note 4 to the condensed consolidated financial statements in Item 1). Additionally, we recognized $0.8 million and $1.6 million of additional transaction costs during the three and six months ended June 30, 2012, respectively.
Depreciation and Amortization
For the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, depreciation and amortization decreased $8.9 million, or 10.2%, and $15.2 million, or 8.7%, respectively, primarily due to assets that became fully depreciated.
Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, for the three and six months ended June 30, 2012, we recognized $2.3 million and $8.3 million, respectively, of impairment losses related to properties classified as held for use primarily due to reductions in the estimated periods over which we expect to hold properties.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, other expenses, net increased $3.2 million, primarily from a reduction in other income associated with certain of our tax credit partnerships.
For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, other expenses, net decreased $0.3 million, primarily due to partnership expenses and severance costs incurred in 2012 with no comparable activity in 2013.
Interest Income
Interest income consists primarily of interest on notes receivable (including those from unconsolidated real estate partnerships, which are classified within other assets in our condensed consolidated balance sheets), accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities in a securitization of certain of our property loans. Interest income for the periods presented has been reduced by the amount of provisions for losses on notes receivable recognized, which, for the periods presented, are immaterial for separate presentation in the consolidated statements of operations.
For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, interest income increased by $0.3 million. For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, interest income increased by $4.2 million, primarily due to accretion income recognized in 2013 related to a property sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated.
Interest Expense
For the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, interest expense, which includes the amortization of deferred financing costs, increased by $1.5 million, or 2.5%. Interest expense increased by $4.6 million due to debt forgiveness gains recognized in 2012 upon the sale of partnership interests held by our legacy asset management business. Interest expense also increased by $0.5 million related to our property acquisitions in 2012 and 2013. These increases in interest expense were partially offset by decreases resulting from lower average outstanding balances on non-recourse property debt for our existing properties (inclusive of our creation of a pool of unencumbered properties).

For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, interest expense, which includes the amortization of deferred financing costs, decreased by $0.9 million, or 0.7%. This decrease is primarily related to lower average outstanding balances on non-recourse property debt for our existing properties (inclusive of our creation of a pool of unencumbered properties) partially offset by debt forgiveness gains recognized in 2012 upon the sale of partnership interests held by our legacy asset management business and interest related to properties we acquired in 2012 and 2013.
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
During 2012, the majority of the equity in losses of unconsolidated real estate partnerships related to our legacy asset management business. These amounts were attributed to noncontrolling interests and had no significant effect on the amounts of net income or loss attributable to Aimco or the Aimco Operating Partnership. Following the sale of our legacy asset management business during late 2012, the equity in losses of these unconsolidated real estate partnerships is included in (loss) gain on dispositions and other, as further discussed below.
(Loss) Gain on Dispositions and Other
(Loss) gain on dispositions and other includes gains or losses on disposition of interests in unconsolidated real estate partnerships, gains or losses on dispositions of land and other non-depreciable assets and certain costs related to asset disposal activities, which vary from period to period. (Loss) gain on dispositions and other also includes the results of operations related to our legacy asset management business, which we account for under the profit sharing method as further discussed in Note 4 to the condensed consolidated financial statements in Item 1.
During the three and six months ended June 30, 2013, we recognized $1.3 million and $2.7 million, respectively, of net losses related to our legacy asset management business.  For the three and six months ended June 30, 2013, we allocated $1.6 million and $3.4 million, respectively, of net losses to noncontrolling interests in the asset management business, resulting in $0.4 million and $0.7 million, respectively, of income from the legacy asset management business attributable to Aimco and the Aimco Operating Partnership.
During the three and six months ended June 30, 2012, we recognized $4.3 million and $4.6 million, respectively, of gains on disposition of interests in unconsolidated real estate partnerships. These gains primarily related to partnership interests held through our legacy asset management business and were attributed to noncontrolling interests. Accordingly, these gains had no significant effect on the amounts of income or loss attributable to Aimco or the Aimco Operating Partnership during these periods.
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
For the three months ended June 30, 2013 and 2012, income from discontinued operations totaled $2.8 million and $41.6 million, respectively. The $38.8 million decrease in income from discontinued operations was principally due to a $39.9 million decrease in gain on dispositions of real estate, net of income taxes, and a decrease in operating income, net of interest expense, due to the timing and composition of sales. These decreases in income were partially offset by a decrease in real estate impairment losses.
For the six months ended June 30, 2013 and 2012, income from discontinued operations totaled $5.0 million and $74.9 million, respectively. The $69.9 million decrease in income from discontinued operations was principally due to a $73.5 million decrease in gain on dispositions of real estate, net of income taxes, and a decrease in operating income, net of interest expense, due to the timing and composition of sales. These decreases in income were partially offset by a $6.5 million decrease in real estate impairment losses.
During the three months ended June 30, 2013, we sold two consolidated properties for gross proceeds of $6.5 million and net proceeds of $3.0 million, resulting in a net gain of approximately $2.9 million (which includes $0.2 million of related income tax benefits). During the three months ended June 30, 2012, we sold 18 consolidated properties for gross proceeds of $122.6 million and net proceeds of $51.8 million, resulting in a net gain of approximately $42.7 million (which is net of $5.8 million of related income taxes).
During the six months ended June 30, 2013, we sold five consolidated properties for gross proceeds of $14.5 million and net proceeds of $3.3 million, resulting in a net gain of approximately $4.6 million (which includes less than $0.1 million of related income tax benefits). During the six months ended June 30, 2012, we sold 28 consolidated properties for gross proceeds of $212.5 million and net proceeds of $76.7 million, resulting in a net gain of approximately $78.2 million (which is net of $6.1 million of related income taxes).
The weighted average net operating income capitalization rates for our conventional and affordable property sales, which are calculated using the trailing twelve month net operating income prior to sale, less a 3.0% management fee, divided by gross proceeds, was 5.6%, for affordable property sales during the six months ended June 30, 2013 and 6.6% and 9.4%, for conventional and affordable property sales, respectively, during the six months ended June 30, 2012.
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the non-Aimco (or non-Aimco Operating Partnership) owners. The amounts of income or loss of our consolidated real estate partnerships that we allocate to the non-Aimco (or non-Aimco Operating Partnership) owners includes their share of property management fees, interest on notes and other amounts that we charge to these partnerships.
For the three months ended June 30, 2013, we allocated net losses of $6.2 million to noncontrolling interests in consolidated real estate partnerships, compared to $9.7 million of net income allocated to these noncontrolling interests during the three months ended June 30, 2012, or a change of $15.8 million. This change was primarily due to a $10.6 million decrease in the noncontrolling interest partners' share of income from discontinued operations resulting from their share of decreases in gains on dispositions of real estate, and a $5.2 million decrease in the noncontrolling interest partners' share of income from continuing operations, primarily related to their share of debt forgiveness gains recognized in 2012 by our legacy asset management business.
For the six months ended June 30, 2013, we allocated net losses of $11.1 million to noncontrolling interests in consolidated real estate partnerships, compared to $17.4 million of net income allocated to these noncontrolling interests during the six months ended June 30, 2012, or a change of $28.5 million. This change was primarily due to a $20.4 million decrease in the noncontrolling interest partners' share of income from discontinued operations resulting from their share of decreases in gains on dispositions of real estate, and an $8.2 million decrease in the noncontrolling interest partners' share of income from continuing operations primarily related to their share of debt forgiveness gains recognized in 2012 by our legacy asset management business and their share of a retroactive rent increase awarded on one of our affordable properties during 2012.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the non-Aimco owners of OP Units. Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period. The amount of the Aimco Operating Partnership’s income allocated to holders of the preferred OP Units is equal to the amount of distributions they receive.
For the three months ended June 30, 2013 and 2012, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented income of $2.2 million and $1.7 million, respectively, an increase in their share of income of $0.5 million.
For the six months ended June 30, 2013 and 2012, the non-Aimco owners’ share of the Aimco Operating Partnership’s operating results represented income of $4.1 million and $2.6 million, respectively, an increase in their share of income of $1.5 million.
Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership's Preferred Unitholders
Income attributable to Aimco preferred stockholders and income attributable to the Aimco Operating Partnership's preferred unitholders both decreased significantly during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 due to the redemption by Aimco of $600.9 million of preferred stock during 2012, and the Aimco Operating Partnership's corresponding redemption of preferred units held by Aimco.

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
Any adverse changes in these and other factors could cause an impairment of our long-lived assets, including real estate and investments in unconsolidated real estate partnerships. As we execute our portfolio strategy over the next few years, we are evaluating alternatives to sell or reduce our interest in a significant number of properties that do not align with our long-term investment strategy. While there is no assurance that we will sell or reduce our investment in these properties during the desired time frame, the size of our portfolio is likely to change as we continue to execute our portfolio management strategy. For any properties that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these properties may result in additional impairment losses.
Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get properties ready for their intended use are in progress. This includes when properties or units are undergoing physical construction, as well as when units are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and units are available for occupancy. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.
For the three months ended June 30, 2013 and 2012, for continuing and discontinued operations, we capitalized $4.8 million and $4.2 million of interest costs, respectively, and $8.4 million and $9.6 million of other direct and indirect costs, respectively. For the six months ended June 30, 2013 and 2012, for continuing and discontinued operations, we capitalized $9.1 million and $8.2 million of interest costs, respectively, and $17.4 million and $17.6 million of other direct and indirect costs, respectively.
Funds From Operations
Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period. When we make capital additions at a property, we evaluate whether the additions enhance the value, profitability, or useful life of an asset as compared to its condition at the time we purchased the asset. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the three and six months ended June 30, 2013 and 2012, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to Aimco common stockholders (1)	$10,107	$523	$15,157	$(10,086)
Adjustments:
Depreciation and amortization	78,345	87,229	158,618	173,795
Depreciation and amortization related to non-real estate assets	(2,968)	(3,314)	(5,937)	(6,554)
Depreciation of rental property related to noncontrolling partners and unconsolidated entities	(2,828)	(4,685)	(5,991)	(9,562)
Loss (gain) on dispositions and other, net of noncontrolling partners' interest	290	(300)	361	(313)
Impairment losses related to depreciable real estate assets, net of noncontrolling partners' interest	—	2,482	37	8,079
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners' interest	(7,518)	(40,542)	(12,597)	(68,707)
(Recovery of) provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners' interest	(729)	4,363	(963)	4,684
Depreciation of rental property, net of noncontrolling partners' interest	10	5,974	59	13,073
Common noncontrolling interests in Aimco Operating Partnership's share of above adjustments	(3,478)	(3,225)	(7,224)	(7,386)
Amounts allocable to participating securities	(145)	(101)	(293)	(238)
FFO Attributable to Aimco Common Stockholders - Diluted	$71,086	$48,404	$141,227	$96,785
Preferred equity redemption related amounts	—	10,530	—	10,530
Common noncontrolling interests in Aimco Operating Partnership's share of above adjustments	—	(679)	—	(679)
Amounts allocable to participating securities	—	(40)	—	(46)
Pro forma Funds From Operations Attributable to Aimco Common Stockholders - Diluted	$71,086	$58,215	$141,227	$106,590
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership	(17,760)	(15,084)	(32,947)	(28,380)
Amounts allocable to participating securities	71	57	134	131
AFFO attributable to Aimco common stockholders – Diluted	$53,397	$43,188	$108,414	$78,341

Weighted average common shares outstanding – diluted (earnings per share)	145,674	127,395	145,532	123,960
Dilutive common share equivalents	—	412	—	377
Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (2)	145,674	127,807	145,532	124,337

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 9 to the condensed consolidated financial statements in Item 1).

(2)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
The Aimco Operating Partnership does not separately compute or report FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of amounts of FFO, Pro forma FFO and AFFO to noncontrolling interests in the Aimco Operating Partnership, as well as the limited differences between Aimco’s and the Aimco Operating Partnership’s net loss amounts during the periods presented, FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from property sales, proceeds from refinancings of existing property loans, borrowings under new property loans and borrowings under our revolving Credit Agreement.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders and distributions paid to noncontrolling interest partners and acquisitions of, and investments in, properties. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from property sales and refinancings, to help us meet our short-term liquidity needs. We may use our revolving Credit Agreement for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, primarily secured, the issuance of equity securities (including OP Units), the sale of properties and cash generated from operations.
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders are active in the market. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property loans. However, if property financing options become unavailable for our further debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from asset dispositions.
We are subject to total rate of return swaps that require specified loan-to-value ratios that may require us to pay down the debt or provide additional collateral, which may adversely affect our cash flows. At June 30, 2013, we had provided $20.0 million of cash collateral pursuant to the swap agreements to satisfy the loan-to-value requirements. See Note 6 to the condensed consolidated financial statements in Item 1 for additional information regarding these arrangements.
As of June 30, 2013, we had the capacity to borrow $268.4 million pursuant to our Credit Agreement, net of $187.1 million of outstanding borrowings under the Credit Agreement and $44.5 million for undrawn letters of credit backed by the Credit Agreement.
At June 30, 2013, we had $46.9 million in cash and cash equivalents and $123.1 million of restricted cash, decreases of $37.5 million and $23.7 million, respectively, from December 31, 2012. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to tenant security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1.
Operating Activities
For the six months ended June 30, 2013, our net cash provided by operating activities of $173.0 million was primarily related to operating income from our consolidated properties, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of properties, in excess of payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the six months ended June 30, 2013 increased by $21.0 million as compared to the six months ended June 30, 2012, primarily due to decreases in cash paid for interest and cash used for working capital requirements during 2013 as compared to 2012, partially offset by a decrease in the net operating income of our portfolio resulting from properties we sold during 2012.
Investing Activities
For the six months ended June 30, 2013, our net cash used in investing activities of $266.8 million consisted primarily of capital expenditures and our purchase of the West Harlem property loans discussed in Note 4 to the condensed consolidated financial statements in Item 1. Capital expenditures totaled $163.4 million and $117.4 million during the six months ended June 30, 2013 and 2012, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from property sales. We categorize our capital spending broadly into five primary categories: Capital Replacements (consisting of standard Capital Replacements and those relating to multi-phase projects), Property Upgrades, Capital Improvements, Redevelopment and casualty replacements spending. We monitor our spending in these categories based on capital additions related to properties that we own and manage, and we do not include in these measures capital spending related to properties sold or classified as held for sale at the end of the period, properties that are not multi-family such as commercial properties or fitness facilities, or properties we own but do not manage. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the six months ended June 30, 2013 and 2012 are presented below (dollars in thousands):

	2013	2012
Capital Replacements:
Standard	$20,646	$25,776
Multi-phase projects	11,558	—
Property Upgrades	14,333	19,206
Capital Improvements	29,243	11,294
Redevelopment additions	72,575	40,217
Casualty replacements	5,295	3,964
Total capital additions	153,650	100,457
Less: additions related to unconsolidated partnerships	(5)	(461)
Plus: additions related to sold or held for sale properties	—	10,985
Plus: additions related to consolidated properties not managed, commercial space, fitness facilities and other	155	478
Consolidated capital additions	153,800	111,459
Plus: net change in accrued capital spending	9,568	5,972
Capital expenditures per consolidated statement of cash flows	$163,368	$117,431
During the six months ended June 30, 2013, we continued the redevelopment of six properties that were started during 2012. In addition, we continued multi-phase capital projects at Park Towne Place and The Sterling, both located in Center City Philadelphia, and 2900 on First, located in Seattle. The initial phases of these projects consist of Capital Replacement and Capital Improvement investments, with redevelopment expected to follow.
We expect our conventional redevelopment spending for 2013 to range from approximately $130.0 million to $160.0 million. Information regarding our active redevelopment projects at June 30, 2013 is presented below (dollars in millions):

				Anticipated Schedule
	Total Number of Units	Estimated Total Project Cost	Inception-to-Date Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Operations
Elm Creek, Elmhurst, IL	28	$11.5	$9.1	2Q 2012	1Q 2013	4Q 2013	1Q 2014
Lincoln Place, Venice, CA	795	328.0	234.1	Multiple	Multiple	4Q 2014	1Q 2015
Pacific Bay Vistas, San Bruno, CA	308	121.1	89.5	4Q 2011	3Q 2013	2Q 2014	3Q 2014
The Palazzo at Park La Brea, Los Angeles, CA	521	15.7	8.3	1Q 2012	4Q 2012	3Q 2014	4Q 2014
The Preserve at Marin, Corte Madera, CA	126	85.0	67.1	4Q 2012	4Q 2013	3Q 2014	4Q 2014
Total	1,778	$561.3	$408.1
Additionally, during the six months ended June 30, 2013, we completed the Baywalk redevelopment at our Flamingo South Beach property located in Miami, Florida, for a total project cost of $4.6 million.
For the six months ended June 30, 2013 and 2012, we capitalized $9.1 million and $8.2 million of interest costs, respectively, and $17.4 million and $17.6 million of other direct and indirect costs, respectively.
Financing Activities
For the six months ended June 30, 2013, our net cash provided by financing activities of $56.3 million was primarily attributed to borrowings on our revolving line of credit and proceeds from property loans, partially offset by debt principal payments, dividends paid to common security holders and distributions paid to noncontrolling interests.
Property Debt
At both June 30, 2013 and December 31, 2012, we had $4.7 billion of consolidated property debt outstanding, which included $6.6 million of property debt classified within liabilities related to assets held for sale at December 31, 2012. We intend to continue to refinance property debt primarily as a means of extending current and near term maturities and we also intend to use property debt to finance certain capital projects.
Credit Agreement
We have a Credit Agreement which consists of $500.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid which rate varies based on our leverage (initially either LIBOR plus 2.5% or, at our option, a base rate). The revolving Credit Agreement matures December 2014, and may be extended for two additional one-year periods, subject to certain conditions, including payment of a 25.0 basis point fee on the total revolving commitments.
As of June 30, 2013, we had $187.1 million of outstanding borrowings under the Credit Agreement, and we had the capacity to borrow $268.4 million, net of the outstanding borrowings and $44.5 million for undrawn letters of credit backed by the Credit Agreement. The proceeds of revolving loans are generally used for working capital and other short-term purposes.
Equity and Partners’ Capital Transactions
During the six months ended June 30, 2013, Aimco paid cash dividends or distributions totaling $1.4 million, $70.0 million and $7.1 million to preferred stockholders, common stockholders and holders of noncontrolling interests in the Aimco Operating Partnership, respectively.
During the six months ended June 30, 2013, the Aimco Operating Partnership paid cash distributions totaling $4.6 million and $73.9 million to preferred unitholders and common unitholders, respectively, of which $1.4 million and $70.0 million, respectively, represented distributions to Aimco.
During the six months ended June 30, 2013, Aimco and the Aimco Operating Partnership paid cash distributions of $15.4 million to holders of noncontrolling interests in consolidated real estate partnerships, primarily related to property sales during 2012.
Pursuant to at-the-market offering programs active at June 30, 2013, Aimco has the capacity to issue up to 3.5 million additional shares of its Common Stock and an additional 3.5 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
During the six months ended June 30, 2013, we acquired the remaining noncontrolling limited partnership interests in one consolidated real estate partnership that owns two properties and for which we serve as general partner, for a total cost of $10.7 million.
Future Capital Needs
We expect to fund any future acquisitions, development and redevelopment projects, Capital Improvements and Capital Replacements principally with proceeds from property sales, short-term borrowings, debt and equity financing and operating cash flows.

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
As of June 30, 2013, on a consolidated basis, we had approximately $152.7 million of variable rate property indebtedness outstanding, $187.1 million of variable rate borrowings under our Credit Agreement, and $37.0 million of variable rate preferred stock outstanding. Of the total debt subject to variable interest rates, floating rate tax-exempt bond financing was approximately $128.9 million. Floating rate tax-exempt bond financing is benchmarked against the Securities Industry and Financial Markets Association Municipal Swap Index, or SIFMA, rate, which since 1993 has averaged 75% of the 30-day LIBOR rate. If this historical relationship continues, we estimate that an increase in 30-day LIBOR of 100 basis points (75 basis points for tax-exempt interest rates) with constant credit risk spreads would result in Aimco’s net income and net income attributable to Aimco common stockholders being reduced (or the amounts of net loss and net loss attributable to Aimco common stockholders being increased) by $3.1 million and $3.2 million, respectively, on an annual basis. We estimate this same increase in interest rates would result in the Aimco Operating Partnership’s net income and net income attributable to the Aimco Operating Partnership’s common unitholders being reduced (or the amounts of net loss and net loss attributable to the Aimco Operating Partnership’s common unitholders being increased) by $3.1 million and $3.4 million, respectively, on an annual basis.
At June 30, 2013, we had approximately $387.0 million in cash and cash equivalents, restricted cash and notes receivable, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 7 to the condensed consolidated financial statements in Item 1. The estimated aggregate fair value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $5.1 billion at June 30, 2013 ($4.9 billion on a proportionate basis, including our share of the property debt of unconsolidated partnerships). The combined carrying value of our consolidated debt (including amounts reported in liabilities related to assets held for sale) was approximately $4.8 billion at June 30, 2013 ($4.7 billion on a proportionate basis). If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $5.1 billion to $4.8 billion (from $4.9 billion to $4.6 billion on a proportionate basis). If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $5.1 billion to $5.3 billion (from $4.9 billion to $5.1 billion on a proportionate basis).

ITEM 4.	Controls and Procedures
Aimco
Disclosure Controls and Procedures
Aimco’s management, with the participation of Aimco’s chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Aimco’s chief executive officer and chief financial officer have concluded that, as of the end of such period, Aimco’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.
The Aimco Operating Partnership
Disclosure Controls and Procedures
The Aimco Operating Partnership’s management, with the participation of the chief executive officer and chief financial officer of Aimco, who are the equivalent of the Aimco Operating Partnership’s chief executive officer and chief financial officer, respectively, has evaluated the effectiveness of the Aimco Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of Aimco have concluded that, as of the end of such period, the Aimco Operating Partnership’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors
As of the date of this report, there have been no material changes from the risk factors in Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Aimco
(a) Unregistered Sales of Equity Securities. Aimco did not issue any unregistered shares of Common Stock during the six months ended June 30, 2013.
(c) Repurchases of Equity Securities. There were no repurchases by Aimco of its equity securities during the six months ended June 30, 2013. Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. As of June 30, 2013, Aimco was authorized to repurchase approximately 19.3 million additional shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
The Aimco Operating Partnership
(a) Unregistered Sales of Equity Securities. The Aimco Operating Partnership did not issue any common OP Units in exchange for shares of Aimco Common Stock during the six months ended June 30, 2013.
(c) Repurchases of Equity Securities. The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding the common OP Units for one year, Limited Partners have the right to redeem their common OP Units for cash, subject to the Aimco Operating Partnership’s prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Common Stock. Common OP Units redeemed for Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments). During the six months ended June 30, 2013, no common OP Units were redeemed in exchange for shares of Common Stock. The following table summarizes repurchases of the Aimco Operating Partnership’s equity securities for the six months ended June 30, 2013.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1– April 30, 2013	24,532	$31.04	N/A	N/A
May 1 – May 31, 2013	17,670	31.02	N/A	N/A
June 1 – June 30, 2013	2,312	31.91	N/A	N/A
Total	44,514	$31.08

(1)
The terms of the Aimco Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of its Partnership Agreement, the Aimco Operating Partnership has no publicly announced plans or programs of repurchase. However, whenever Aimco repurchases shares of its Common Stock, it is expected that Aimco will fund the repurchase with proceeds from a concurrent repurchase by the Aimco Operating Partnership of common OP Units held by Aimco at a price per unit that is equal to the price per share paid for its Common Stock.

Aimco and the Aimco Operating Partnership
Dividend and Distribution Payments. Our Credit Agreement includes customary covenants, including a restriction on dividends and distributions and other restricted payments, but permits dividends and distributions during any 12-month period in an aggregate amount of up to 95% of Aimco’s Funds From Operations, subject to certain non-cash adjustments, for such period or such amount as may be necessary for Aimco to maintain its REIT status.

ITEM 6.	Exhibits
The following exhibits are filed with this report:

EXHIBIT NO. (1)	DESCRIPTION
3.1	Aimco – Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, is incorporated herein by this reference)
3.2	Aimco – Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
31.1	Aimco – Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Aimco – Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3
The Aimco Operating Partnership – Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
The Aimco Operating Partnership – Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Aimco – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Aimco – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	The Aimco Operating Partnership – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	The Aimco Operating Partnership – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Aimco – Agreement Regarding Disclosure of Long-Term Debt Instruments
99.2	The Aimco Operating Partnership – Agreement Regarding Disclosure of Long-Term Debt Instruments
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of cash flows; and (v) notes to condensed consolidated financial statements.

(1)	Schedules and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

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

Date: August 2, 2013