Form 10-K
period 2014-12-31
AIMCO PROPERTIES L.P.
filed 2015-04-24
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13232 (Apartment Investment and Management Company)
Commission File Number 0-24497 (AIMCO Properties, L.P.)

Apartment Investment and Management Company
AIMCO Properties, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Apartment Investment and Management Company)	84-1259577
Delaware (AIMCO Properties, L.P.)	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4582 South Ulster Street, Suite 1100
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)
(303) 757-8101
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock (Apartment Investment and Management Company)	New York Stock Exchange
Class A Cumulative Preferred Stock (Apartment Investment and Management Company)	New York Stock Exchange
Class Z Cumulative Preferred Stock (Apartment Investment and Management Company)	New York Stock Exchange
Securities registered pursuant to Section 12(b) of the Act:

None (Apartment Investment and Management Company)
Partnership Common Units (AIMCO Properties, L.P.)

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
The aggregate market value of the voting and non-voting common stock of Apartment Investment and Management Company held by non-affiliates of Apartment Investment and Management Company was approximately $4.7 billion as of June 30, 2014. As of February 20, 2015, there were 156,277,762 shares of Class A Common Stock outstanding.

As of February 20, 2015, there were 163,916,771 shares of Partnership Common Units outstanding.

_______________________________________________________
Documents Incorporated by Reference
Portions of Apartment Investment and Management Company’s definitive proxy statement to be issued in conjunction with Apartment Investment and Management Company’s annual meeting of stockholders to be held April 28, 2015, are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE
This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2014, of Apartment Investment and Management Company, or Aimco, and AIMCO Properties, L.P., or the Aimco Operating Partnership. Where it is important to distinguish between the two entities, we refer to them specifically. Otherwise, references to “we,” “us” or “our” mean collectively Aimco, the Aimco Operating Partnership and their consolidated subsidiaries.
Aimco, a Maryland corporation, is a self-administered and self-managed real estate investment trust, or REIT. Aimco, through wholly-owned subsidiaries, is the general and special limited partner of and, as of December 31, 2014, owned a 95.0% ownership interest in the common partnership units of, the Aimco Operating Partnership. The remaining 5.0% interest is owned by limited partners. As the sole general partner of the Aimco Operating Partnership, Aimco has exclusive control of the Aimco Operating Partnership’s day-to-day management.
The Aimco Operating Partnership holds all of Aimco’s assets and manages the daily operations of Aimco’s business. Pursuant to the Aimco Operating Partnership agreement, Aimco is required to contribute to the Aimco Operating Partnership any assets which it may acquire including all proceeds from the offerings of its securities. In exchange for the contribution of these assets, Aimco receives additional interests in the Aimco Operating Partnership with similar terms (e.g., if Aimco contributes proceeds of a stock offering, Aimco receives partnership units with terms substantially similar to the stock issued by Aimco).
We believe combining the periodic reports of Aimco and the Aimco Operating Partnership into this single report provides the following benefits:

•	We present our business as a whole, in the same manner our management views and operates the business;

•	We eliminate duplicative disclosure and provide a more streamlined and readable presentation since a substantial portion of the disclosures apply to both Aimco and the Aimco Operating Partnership; and

•	We save time and cost through the preparation of a single combined report rather than two separate reports.
We operate Aimco and the Aimco Operating Partnership as one enterprise, the management of Aimco directs the management and operations of the Aimco Operating Partnership, and the members of the Board of Directors of Aimco are identical to those of the Aimco Operating Partnership.
We believe it is important to understand the few differences between Aimco and the Aimco Operating Partnership in the context of how Aimco and the Aimco Operating Partnership operate as a consolidated company. Aimco has no assets or liabilities other than its investment in the Aimco Operating Partnership. Also, Aimco is a corporation that issues publicly traded equity from time to time, whereas the Aimco Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by Aimco, which are contributed to the Aimco Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), the Aimco Operating Partnership generates all remaining capital required by its business. These sources include the Aimco Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of debt and equity securities, including additional partnership units, and proceeds received from the sale of apartment communities.
Equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of Aimco and those of the Aimco Operating Partnership. Interests in the Aimco Operating Partnership held by entities other than Aimco, which we refer to as OP Units, are classified within partners’ capital in the Aimco Operating Partnership’s financial statements and as noncontrolling interests in Aimco’s financial statements.
To help investors understand the differences between Aimco and the Aimco Operating Partnership, this report provides separate consolidated financial statements for Aimco and the Aimco Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of Aimco’s shareholders’ equity and the Aimco Operating Partnership’s partners’ capital, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.
This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for Aimco and the Aimco Operating Partnership in order to establish that the requisite certifications have been made and that Aimco and the Aimco Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the Federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy; rental rates and property operating results; the effect of acquisitions, dispositions, developments and redevelopments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our development and redevelopment investments; expectations regarding sales of our apartment communities and the use of proceeds thereof; the use of proceeds from our January 2015 common stock offering; and our ability to comply with debt covenants, including financial coverage ratios.
Actual results may differ materially from those described in these forward-looking statements and, in addition, may be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation: real estate risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; the timing of acquisitions, dispositions, redevelopments and developments; financing risks, including the availability and cost of financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that our earnings may not be sufficient to maintain compliance with debt covenants; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect us and interpretations of those regulations; the competitive environment in which we operate; insurance risk, including the cost of insurance; natural disasters and severe weather such as hurricanes; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; energy costs; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us. In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.
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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common partnership unit equivalents. At December 31, 2014, after eliminations for units held by consolidated entities, the Aimco Operating Partnership had 154,055,231 common partnership units and equivalents outstanding. At December 31, 2014, Aimco owned 146,403,274 of the common partnership units (95.0% of the outstanding common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
As of December 31, 2014, our real estate portfolio consisted of 203 apartment communities with 52,336 apartment homes.

Business Overview
Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance culture and a focus on our customers. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, shape our culture. In all of our interactions with residents, team members, business partners, lenders and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in our Net Asset Value and Adjusted Funds From Operations (each defined in Item 7). Our business plan to achieve this objective is to:

•
operate our portfolio of desirable apartment homes with valued amenities, with a high level of customer service and in an efficient manner that realizes the benefits of our corporate systems and local management expertise;

•
improve our geographically diversified portfolio of apartment communities, which average “B/B+” in quality (defined under the Portfolio Management heading below) by selling lower rated apartment communities and investing the proceeds from such sales through property upgrades, capital improvements, redevelopment, development and acquisition of higher-quality apartment communities;

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which reduces our refunding and re-pricing risk and which provides a hedge against increases in interest rates; and

•	emphasize a collaborative, respectful, and performance-oriented culture while maintaining high morale and team engagement.
Our business is organized around two core activities: Property Operations and Portfolio Management. Our core activities, along with our leverage strategy, are described in more detail below.
Property Operations
We own and operate a diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At December 31, 2014, our conventional portfolio consisted of 144 apartment communities with 43,393 apartment homes in which we held an average ownership of approximately 97%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At December 31, 2014, our affordable portfolio consisted of 59 apartment communities with 8,943 apartment homes in which we held an average ownership of approximately 93%. As the tax credit delivery or compliance periods for our affordable apartment communities expire, between 2015 and 2023, we expect to sell these apartment communities and reinvest the proceeds in our conventional portfolio. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (as defined in Item 7) during the year ended December 31, 2014.
Our property operations are organized into two geographic areas, the East and West. To manage our portfolio more efficiently and to increase the benefits from our local management expertise, we give direct responsibility for operations within each area to area operations leaders with regular senior management reviews. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated area financial officers who support the operations leaders. Additionally, with the exception of routine maintenance and purchases and installation of equipment and other capital assets, we have specialized teams that manage capital spending related to larger capital and construction projects, thus reducing the need for the area operations leaders to spend time on oversight of such projects.
We seek to improve our property operations by: employing service-oriented, well-trained employees; upgrading systems; standardizing business processes, operational measurements and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•
Customer Service. Our operating culture is focused on our residents and we regularly monitor and evaluate our performance through a customer satisfaction tracking system. Our goal is to provide our residents with a high level of service in clean, safe and attractive communities. We have automated certain aspects of our on-site operations to enable our current and future residents to interact with us using methods that are efficient and effective for them, such as making on-line requests for service work, taking self-guided apartment community tours and executing electronic leases and lease renewals. In addition, we emphasize the quality of our on-site employees through recruiting, training and retention programs, which we believe contributes to improved customer service and leads to increased occupancy rates and enhanced operational performance.

•
Resident Selection and Retention. In apartment communities, neighbors are a meaningful part of the value provided, together with the location of the community and the physical quality of the apartment homes. Part of our property operations strategy is to focus on attracting and retaining credit-worthy residents who are also good neighbors. We have structured goals and coaching for all of our sales personnel, a tracking system for inquiries and a standardized renewal communication program. We have standardized residential financial stability requirements and have policies and monitoring practices to maintain our resident quality.

•
Revenue Management and Ancillary Services. For our conventional apartment communities, we have a centralized revenue management system that leverages people, processes and technology to work in partnership with our area operational management teams to develop rental rate pricing. We seek to increase revenue, net operating income and free cash flow by optimizing the balance between rental and occupancy rates, as well as taking into consideration the cost of preparing an apartment home for a new resident. We are also focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data will enable us to maximize revenue through better property management and leasing decisions. We maximize rental revenue with timely data and analysis of new and renewal pricing for each apartment home, thereby enabling us to respond quickly to changes in supply and demand. We also generate incremental revenue by providing services to our residents, including, at certain apartment communities, telephone services, appliance rental, and carport, garage and storage space rental.

•
Controlling Expenses. Cost controls are accomplished by local focus at the area level; taking advantage of economies of scale at the corporate level; and through electronic procurement. Refer to the Results of Operations discussion within Item 7 for further information regarding our cost controls.

•
Maintaining and Improving Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our apartment communities primarily through: Capital Improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its condition at the date of our purchase; Capital Replacements, which are capital additions made to replace capital assets consumed during our ownership; and Property Upgrades, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials designed to reduce turnover costs, such as simulated wood flooring and granite countertops. We also improve apartment community quality through the redevelopment of certain apartment communities in superior locations. Refer to the Portfolio Management section below for further discussion of our redevelopment strategy.

Portfolio Management
Portfolio management involves the ongoing allocation of investment capital to meet our geographic and product type goals. We target geographic diversification in our portfolio in order to optimize risk-adjusted returns and to avoid the risk of undue concentration in any particular market. We seek to balance the portfolio by owning communities that offer apartment homes with a range of prices so as to diversify our exposure to economic downturns and to competitive new building supply. We also seek to own properties with the potential for profitable redevelopment.
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C+” quality conventional apartment communities, which average “B/B+” in quality and are diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. We measure conventional apartment community quality by comparing the average rents of our apartment homes to local market average rents as reported by a third-party provider of commercial real estate performance and analysis. Under this rating system, we classify as “A” quality apartment communities those with rents greater than 125% of the local market average, as “B” quality apartment communities those with rents 90% to 125% of the local market average; “C+” quality assets are those with rents lower than 90% of local market average, and greater than $1,100 per month; and “C” quality assets are those with rents lower than 90% of local market average, and less than $1,100 per month. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of the local market average rents where the property is located. Although some companies and analysts within the multifamily real estate industry use apartment community class ratings of “A,” “B” and “C+,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the timing for which local markets rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multifamily real estate industry. For the three months ended September 30, 2014, our conventional portfolio’s rents averaged 108% of local market average rents.

Our portfolio strategy is to sell each year the 5% to 10% of our portfolio with lower projected returns, lower operating margins, and lower expected future rent growth, and reinvest the sale proceeds in apartment communities already in our portfolio, through Property Upgrades, Capital Improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy through leverage neutral paired trades when the investment will yield risk-adjusted returns in excess of those of the apartment community sold and when portfolio quality is enhanced. Whenever possible, we structure transactions in a tax-efficient manner to preserve our invested capital.
We invest in the redevelopment of certain apartment communities in superior locations, when we believe the investment will yield risk-adjusted returns in excess of those from apartment communities sold in paired trades or in excess of the cost of equity issued to fund the equity component of the redevelopments. We have historically undertaken a range of redevelopment projects: from those in which buildings or exteriors are renovated without the need to vacate apartment homes; to those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and to those in which an entire building or community is wholly vacated. We execute certain of our redevelopment projects using a phased approach, where we renovate portions of an apartment community in stages, which allows additional flexibility of project costs and the ability to tailor our product offerings to customer response and rent achievement. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site. We also undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location. We have a specialized Redevelopment and Construction Services team which oversees these projects and uses third party contractors with expertise in the local markets.
Refer to the Executive Overview within Item 7 for information regarding our Portfolio Management activities during the year ended December 31, 2014.
Leverage Strategy
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Debt plus Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA Coverage of Interest and Preferred Dividends to be greater than 2.5x. After consideration of our public Common Stock offering in January 2015 which is discussed in Item 7, our pro-forma ratios for the trailing twelve months ended December 31, 2014, were 7.0x and 2.7x, respectively. We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest. We expect future leverage reduction from earnings growth, the lease up of redevelopment communities, and from regularly scheduled property debt amortization repaid from retained earnings. For more information about our leverage strategy, including definitions of the numerators and denominators used in the calculation of our leverage ratios, refer to the Executive Overview heading in Item 7.
At December 31, 2014, approximately 91% of our leverage consisted of property-level, non-recourse, long-dated debt and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.1 years, with 3.3% of our unpaid principal balances maturing during 2015 and, on average, 7.5% of our unpaid principal balances maturing each year from 2016 through 2018. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Competition
In attracting and retaining residents to occupy our apartment communities we compete with numerous other housing alternatives. Our apartment communities compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community and quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our communities and on the rents we charge. In certain markets there exists an oversupply of single-family homes and condominiums relative to consumer demand, which affect the pricing and occupancy of our rental apartments.
We also compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping, managing, obtaining financing for and disposing of apartment communities. This competition affects our ability to acquire apartment communities we want to add to our portfolio and the price that we pay in such acquisitions; our ability to finance or refinance communities in our portfolio and the cost of such financing; and our ability to dispose of communities we no longer desire to retain in our portfolio and the timing and price for which we dispose of such communities.

Taxation
Aimco
Aimco has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1994, and intends to continue to operate in such a manner. Aimco’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which relate to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If Aimco qualifies for taxation as a REIT, Aimco will generally not be subject to United States Federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Even if Aimco qualifies as a REIT, Aimco may be subject to United States Federal income and excise taxes in various situations, such as on its undistributed income. Aimco also will be required to pay a 100% tax on any net income on non-arm’s length transactions between Aimco and a taxable REIT subsidiary (described below) and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, Aimco could also be subject to the alternative minimum tax, or AMT, on items of tax preference. State and local tax laws may not conform to the United States Federal income tax treatment, and Aimco and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which Aimco transacts business or Aimco’s stockholders reside. Any taxes imposed on Aimco reduce our operating cash flow and net income.
Certain of Aimco’s operations or a portion thereof, including property management, asset management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.
The Aimco Operating Partnership
The Aimco Operating  Partnership is treated as a “pass-through” entity for United States Federal income tax purposes and is not subject to United States Federal income taxation. Each of its partners, however, is subject to tax on his or her allocable share of partnership tax items, including partnership income, gains, losses, deductions and credits, or Partnership Tax Items, for each taxable year during which he or she is a partner, regardless of whether he or she receives any actual distributions of cash or other property from the Aimco Operating Partnership during the taxable year. Generally, the characterization of any particular partnership tax item is determined by us, rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Aimco Operating  Partnership’s Partnership Agreement. The General Partner is our “tax matters partner” for United States Federal income tax purposes. The tax matters partner is authorized, but not required, to take certain actions on behalf of the Aimco Operating Partnership with respect to tax matters. The Aimco Operating  Partnership is subject to tax in certain states.
Regulation
General
Apartment communities and their owners are subject to various laws, ordinances and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on apartment communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws, such as legislation that has been considered in New York, or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present at an apartment community. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation and management of apartment communities, we could potentially be liable for environmental liabilities or costs associated with our current apartment communities, communities we acquire or manage in the future, or communities we previously owned or operated in the past. These and other risks related to environmental matters are described in more detail in Item 1A, “Risk Factors.”
Insurance
Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our apartment communities against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling and litigation management procedures to manage our exposure.
Employees
At December 31, 2014, we had 1,693 employees, of which 1,188 were at the apartment community level, performing various on-site functions, with the balance managing corporate and area operations, including investment and debt transactions, legal, financial reporting, accounting, information systems, human resources and other support functions. As of December 31, 2014, unions represented 87 of our employees. We have never experienced a work stoppage and believe we maintain satisfactory relations with our employees.
Available Information
Our combined Annual Report on Form 10-K, our combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by Aimco and/or the Aimco Operating Partnership and any amendments to any of those reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable through Aimco’s website at www.aimco.com. The information contained on Aimco’s website is not incorporated into this Annual Report. Aimco’s Common Stock is listed on the New York Stock Exchange under the symbol “AIV.” In 2014, Aimco’s chief executive officer submitted his annual corporate governance listing standards certification to the New York Stock Exchange, which certification was unqualified.
Item 1A. Risk Factors
The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
Redevelopment, development and construction risks could affect our profitability.
We are currently redeveloping, and we intend to continue to redevelop, certain of our apartment communities. Additionally, we are developing a 12-story apartment building in Boston, Massachusetts. During 2015, we expect to invest approximately $210 million to $230 million in conventional redevelopment and development activities. Redevelopment and development activities are subject to the following risks:

•
we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs, such as litigation;

•	we may be unable to complete construction and lease up of an apartment community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•
occupancy rates and rents at an apartment community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

•	we may be unable to obtain financing with favorable terms, or at all, which may cause us to delay or abandon an opportunity;

•
we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover costs already incurred in exploring those opportunities;

•	we may incur liabilities to third parties during the redevelopment or development process;

•	unexpected events or circumstances may arise during the redevelopment or development process that affect the timing of completion and the cost and profitability of the project; and

•	loss of a key member of a project team could adversely affect our ability to deliver projects on time and within our budget.

If we are not successful in our acquisition of apartment communities, our results of operations could be adversely affected.
The selective acquisition of apartment communities is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire apartment communities when such acquisitions increase our Net Asset Value, Adjusted Funds From Operations, Pro forma Funds From Operations and property net operating income, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to redevelop or sell the community.
Because real estate investments are relatively illiquid, we may not be able to sell apartment communities when appropriate.
Real estate investments are relatively illiquid and cannot always be sold quickly. REIT tax rules also restrict our ability to sell apartment communities. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of apartment communities in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.
Competition could limit our ability to lease apartment homes or increase or maintain rents.
Our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.
Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures or adversely affect our ability to pay dividends or distributions.
Our ability to fund necessary capital expenditures on our apartment communities depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our apartment communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect our net operating income.
Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Our net operating income and liquidity may be adversely affected by events or conditions beyond our control, including:

•	the general economic climate;

•
an inflationary environment in which the costs to operate and maintain our communities increase at a rate greater than our ability to increase rents, which we can only do upon renewal of existing leases or at the inception of new leases;

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
Our existing and future debt financing could render us unable to operate, result in foreclosure of our apartment communities, prevent us from making distributions on our equity or otherwise adversely affect our liquidity.
We are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in loss of income and asset value to us. As of December 31, 2014, the majority of our apartment communities were encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to be paid in order to maintain Aimco’s qualification as a REIT.

Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, both non-recourse property debt and corporate borrowings, such as our Credit Agreement, more difficult.  Additionally, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, have historically provided significant capital at a relatively low cost to finance multifamily properties. Freddie Mac and Fannie Mae are under conservatorship by the Housing Finance Agency, and their future role in the housing finance market is uncertain. If there is any significant reduction in Freddie Mac’s or Fannie Mae’s level of involvement in the secondary credit markets, it may adversely affect the pricing at which we may obtain non-recourse property debt financing.
If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure on the apartment communities securing such debt and loss of income and asset value, each of which would adversely affect our liquidity.
Increases in interest rates would increase our interest expense and reduce our profitability.
As of December 31, 2014, on a consolidated basis, we had approximately $232.5 million of variable-rate indebtedness outstanding and $27.0 million of variable rate preferred securities outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) being reduced (or the amounts of net loss and net loss attributable to our common equity holders being increased) by approximately $2.0 million and $2.1 million, respectively, on an annual basis.
At December 31, 2014, we had approximately $120.4 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates indexed to LIBOR-based rates, and which may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred securities discussed above.
Covenant restrictions may limit our ability to make payments to our investors.
Some of our debt and other securities contain covenants that restrict our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. Our Credit Agreement provides, among other things, that we may make distributions to our investors during any four consecutive fiscal quarters in an aggregate amount that does not exceed the greater of 95% of our Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status. Our outstanding classes of preferred stock or preferred units prohibit the payment of dividends on our Common Stock or common partnership units if we fail to pay the dividends to which the holders of the preferred stock or preferred units are entitled.
Our subsidiaries may be prohibited from making distributions and other payments to us.
All of Aimco’s apartment communities are owned, and all of Aimco’s operations are conducted, by the Aimco Operating Partnership. Further, many of the Aimco Operating Partnership’s apartment communities are owned by other subsidiaries. As a result, Aimco depends on distributions and other payments from the Aimco Operating Partnership, and the Aimco Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our collective financial obligations and make payments to our investors. The ability of the Aimco Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in the Aimco Operating Partnership and its subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.
Potential liability or other expenditures associated with potential environmental contamination may be costly.
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities.

In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.
Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988, or FHAA, requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those projects receiving Federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other Federal, state and local laws may require modifications to our apartment communities, or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA and the Rehabilitation Act of 1973 in connection with the ongoing operation or redevelopment of our apartment communities.
Moisture infiltration and resulting mold remediation may be costly.
Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our apartment communities, it is not unusual for periodic moisture intrusion issues to cause mold in isolated locations within an apartment community. We have implemented policies, procedures and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our apartment communities and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure. Because the law regarding mold is unsettled and subject to change, we can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on our consolidated financial condition or results of operations.
We may be subject to litigation associated with partnership transactions that could increase our expenses and prevent completion of beneficial transactions.
We have engaged in, and intend to continue to engage in, the selective acquisition of interests in partnerships controlled by us that own apartment communities. In some cases, we have acquired the general partner of a partnership and then made an offer to acquire the limited partners’ interests in the partnership. In these transactions, we may be subject to litigation based on claims that we, as the general partner, have breached our fiduciary duty to our limited partners or that the transaction violates the relevant partnership agreement or state law. Although we intend to comply with our fiduciary obligations and the relevant partnership agreements, we may incur costs in connection with the defense or settlement of this type of litigation. In some cases, this type of litigation may adversely affect our desire to proceed with, or our ability to complete, a particular transaction. Any litigation of this type could also have a material adverse effect on our financial condition or results of operations.
Government housing regulations may limit the opportunities at some of our apartment communities and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies. Additionally, the government may cease to operate or reduce funding for government housing programs which would result in a loss of benefits.
We own equity interests in consolidated and unconsolidated entities that own certain apartment communities that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development, or HUD, or state housing finance agencies, typically provide one or more of the following: mortgage insurance; favorable financing terms; tax-exempt interest; historic or low-income housing tax-credits; or rental assistance payments to the apartment community owners. As a condition of the receipt of assistance under these programs, the apartment communities must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We are usually required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted apartment community. We may not always receive such approval.

Additionally, there is no guarantee that the government will continue to operate these programs or that the programs will be operated in a manner that generates benefits consistent with those received in the past. Any cessation of or change in the administration of benefits from these government housing programs may result in our loss or reduction in the amount of the benefits we receive under these programs, including rental subsidies. During 2014, 2013 and 2012, for continuing and discontinued operations, our rental revenues include $74.6 million, $88.4 million and $117.3 million, respectively, of subsidies from government agencies. Of the 2014 subsidies, approximately 14.0% related to communities benefiting from housing assistance contracts that expired in late 2014 or expire in 2015, which we are in the process of renewing or anticipate renewing, and the remainder related to communities benefiting from housing assistance contracts that expire after 2015 and have a weighted average term of 8.4 years. Any loss or reduction in the amount of these benefits may adversely affect our liquidity and results of operations.
Although we are insured for certain risks, the cost of insurance, increased claims activity or losses resulting from casualty events may affect our operating results and financial condition.
We are insured for a portion of our consolidated apartment communities’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected apartment community and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our employee health insurance plans, workers’ compensation coverage and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.
Natural disasters and severe weather may affect our operating results and financial condition.
Natural disasters and severe weather such as hurricanes may result in significant damage to our apartment communities. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant adverse effect on our financial condition and results of operations. We cannot accurately predict natural disasters or severe weather, or the number and type of such events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. Although we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from natural disasters or severe weather in the future that exceed our previous experience and assumptions.
We depend on our senior management.
Our success depends upon the retention of our senior management, including Terry Considine, our chief executive officer. We have a succession planning and talent development process that is designed to identify potential replacements and develop our team members to provide depth in the organization and a bench of talent on which to draw. However, there are no assurances that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain key-man life insurance for any of our employees.
Aimco may fail to qualify as a REIT.
If Aimco fails to qualify as a REIT, Aimco will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income, and will be subject to United States Federal income tax at regular corporate rates, including any applicable AMT. This would substantially reduce our funds available for distribution to our investors. Unless entitled to relief under certain provisions of the Code, Aimco also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, Aimco’s failure to qualify as a REIT would place us in default under our Credit Agreement.

We believe that Aimco operates, and has always operated, in a manner that enables it to meet the requirements for qualification as a REIT for United States Federal income tax purposes. Aimco’s continued qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Aimco’s ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Aimco’s compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for United States Federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the Internal Revenue Service, or the IRS, will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax or other considerations may cause Aimco to fail to qualify as a REIT, or Aimco’s Board of Directors may determine to revoke its REIT status.
REIT distribution requirements limit our available cash.
As a REIT, Aimco is subject to annual distribution requirements. As Aimco’s operating partnership, the Aimco Operating Partnership pays distributions intended to satisfy Aimco’s distribution requirements. This limits the amount of cash available for other business purposes, including amounts to fund our growth. Aimco generally must distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for its distributed earnings not to be subject to United States Federal corporate income tax. We intend to make distributions to Aimco’s stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell apartment communities or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.
Limits on ownership of shares in Aimco’s charter may result in the loss of economic and voting rights by purchasers that violate those limits.
Aimco’s charter limits ownership of Common Stock by any single stockholder (applying certain “beneficial ownership” rules under the Federal securities laws) to 8.7% (or up to 12.0% upon a waiver from Aimco’s Board of Directors) of outstanding shares of Common Stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. Aimco’s charter also limits ownership of Aimco’s Common Stock and preferred stock by any single stockholder to 8.7% of the value of the outstanding Common Stock and preferred stock, or 15% in the case of certain pension trusts, registered investment companies and Mr. Considine. The charter also prohibits anyone from buying shares of Aimco’s capital stock if the purchase would result in Aimco losing its REIT status. This could happen if a transaction results in fewer than 100 persons owning all of Aimco’s shares of capital stock or results in five or fewer persons (applying certain attribution rules of the Code) owning 50% or more of the value of all of Aimco’s shares of capital stock. If anyone acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Code for REITs:

•	the transfer will be considered null and void;

•	we will not reflect the transaction on Aimco’s books;

•	we may institute legal action to enjoin the transaction;

•	we may demand repayment of any dividends received by the affected person on those shares;

•	we may redeem the shares;

•	the affected person will not have any voting rights for those shares; and

•	the shares (and all voting and dividend rights of the shares) will be held in trust for the benefit of one or more charitable organizations designated by Aimco.
Aimco may purchase the shares of capital stock held in trust at a price equal to the lesser of the price paid by the transferee of the shares or the then current market price. If the trust transfers any of the shares of capital stock, the affected person will receive the lesser of the price paid for the shares or the then current market price. An individual who acquires shares of capital stock that violate the above rules bears the risk that the individual:

•	may lose control over the power to dispose of such shares;

•	may not recognize profit from the sale of such shares if the market price of the shares increases;

•	may be required to recognize a loss from the sale of such shares if the market price decreases; and

•	may be required to repay to us any distributions received from us as a result of his or her ownership of the shares.

Aimco’s charter may limit the ability of a third party to acquire control of Aimco.
The 8.7% ownership limit discussed above may have the effect of delaying or precluding acquisition of control of Aimco by a third party without the consent of Aimco’s Board of Directors. Aimco’s charter authorizes its Board of Directors to issue up to 510,587,500 shares of capital stock. As of December 31, 2014, 500,787,260 shares were classified as Common Stock, of which 146,403,274 were outstanding, and 9,800,240 shares were classified as preferred stock, of which 6,391,697 were outstanding. Under Aimco’s charter, its Board of Directors has the authority to classify and reclassify any of Aimco’s unissued shares of capital stock into shares of capital stock with such preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications or terms or conditions of redemptions as the Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of Aimco, even if a change in control were in Aimco’s stockholders’ best interests.
The Maryland General Corporation Law may limit the ability of a third party to acquire control of Aimco.
As a Maryland corporation, Aimco is subject to various Maryland laws that may have the effect of discouraging offers to acquire Aimco and increasing the difficulty of consummating any such offers, even if an acquisition would be in Aimco’s stockholders’ best interests. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between Aimco and any person who acquires, directly or indirectly, beneficial ownership of shares of Aimco’s stock representing 10% or more of the voting power without Aimco’s Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price. The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of Aimco’s capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the board of directors has broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time and place for special meetings of the stockholders. To date, Aimco has not adopted a stockholders’ rights plan. In addition, the Maryland General Corporation Law provides that a corporation that:

•	has at least three directors who are not officers or employees of the entity or related to an acquiring person; and

•	has a class of equity securities registered under the Securities Exchange Act of 1934, as amended, may elect in its charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle that provides that:

•	the corporation will have a staggered board of directors;

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our portfolio includes garden style, mid-rise and high-rise apartment communities located in 23 states and the District of Columbia. Our geographic allocation strategy focuses on the largest coastal and job growth markets in the United States, which are grouped according to the West and East areas into which our property operations team is organized. The following table sets forth information on all of our apartment communities as of December 31, 2014:

	Number of Apartment Communities	Number of Apartment Homes	Average Ownership
Conventional:
Los Angeles	13	4,319	85%
Orange County	4	1,213	100%
San Diego	12	2,430	97%
East Bay	2	413	100%
San Jose	2	548	100%
San Francisco	7	1,208	100%
Chicago	10	3,245	100%
Denver	9	2,353	97%
Phoenix	2	812	100%
Seattle	2	239	100%
West	63	16,780	95%
Atlanta	7	1,403	99%
Boston	12	4,173	100%
Manhattan	17	775	100%
Miami	5	2,530	100%
Philadelphia	6	3,537	98%
Suburban New York - New Jersey	2	1,162	100%
Washington - Northern Virginia - Maryland	14	6,547	100%
East	63	20,127	99%
Total target markets	126	36,907	97%
Other markets	18	6,486	97%
Total conventional owned and managed	144	43,393	97%
Affordable	59	8,943	93%
Total	203	52,336	97%
At December 31, 2014, we owned an equity interest in and consolidated within our financial statements 192 apartment communities containing 51,507 apartment homes. These consolidated apartment communities contain, on average, 268 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills and other amenities, clubhouses, spas, fitness centers, dog parks and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring and cabinets, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, and balconies and patios. Some of our premier apartment communities also offer premium features including designer kitchens and bathroom finishes. Additional information on our consolidated apartment communities is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K. At December 31, 2014, we held an equity interest in and did not consolidate within our financial statements 11 apartment communities containing 829 apartment homes.
The majority of our consolidated apartment communities are encumbered by property debt. At December 31, 2014, 171 of our consolidated apartment communities were encumbered by, in aggregate, $4,022.8 million of property debt with a weighted average interest rate of 5.17% and a weighted average maturity of 8.1 years, respectively. Each of the non-recourse property debt instruments comprising this total are collateralized by one of our apartment communities, without cross-collateralization, with an aggregate gross book value of $7,288.3 million. Refer to Note 5 to the consolidated financial statements in Item 8 for additional information regarding our property debt. As of December 31, 2014, we had 15 unencumbered consolidated apartment communities, which we expect to hold beyond 2015, with an estimated fair value of more than $1 billion.

Item 3. Legal Proceedings
As further discussed in Note 7 to the consolidated financial statements in Item 8, we are engaged in discussions with the Environmental Protection Agency, or EPA, regarding an environmental matter at an apartment community we previously owned. Although the outcome of the process we are undergoing with the EPA is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Aimco
Aimco’s Common Stock has been listed and traded on the NYSE under the symbol “AIV” since July 22, 1994. The following table sets forth the quarterly high and low sales prices of our Common Stock, as reported on the NYSE, and the dividends declared in the periods indicated:

Quarter Ended	High	Low	Dividends Declared (per share)
December 31, 2014	$38.53	$31.62	$0.26
September 30, 2014	34.87	31.51	0.26
June 30, 2014	32.76	28.95	0.26
March 31, 2014	31.28	25.52	0.26

December 31, 2013	$29.62	$24.78	$0.24
September 30, 2013	31.76	26.95	0.24
June 30, 2013	33.44	27.31	0.24
March 31, 2013	30.85	27.04	0.24
Aimco’s Board of Directors determines and declares its dividends. In making a dividend determination, Aimco’s Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs and other uses of cash, such as for deleveraging and accretive investment activities. Aimco’s Board of Directors targets a dividend payout ratio of approximately 60% of Adjusted Funds From Operations (which is defined in Item 7). In January 2015, Aimco’s Board of Directors declared a cash dividend of $0.28 per share on its Common Stock, which is payable on February 27, 2015, to stockholders of record on February 13, 2015. Aimco’s Board of Directors anticipates similar per share quarterly cash dividends for the remainder of 2015. However, the Board of Directors may adjust the dividend amount or the frequency with which the dividend is paid based on then prevailing facts and circumstances.
On February 20, 2015, the closing price of the Common Stock was $38.24 per share, as reported on the NYSE, and there were 156,277,762 shares of Common Stock outstanding, held by 2,063 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one recordholder.
As a REIT, Aimco is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income.
From time to time, Aimco may issue shares of Common Stock in exchange for common and preferred OP Units tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Aimco Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common OP Unit or the applicable conversion ratio for preferred OP Units. Additionally, from time to time, Aimco may also issue shares of Common Stock in exchange for limited partnership units in consolidated real estate partnerships that are tendered to the Aimco Operating Partnership for redemption in accordance with the terms and provisions of the related limited partnership agreement. The shares are generally issued in exchange for OP Units or limited partnership units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the year ended December 31, 2014, we did not issue any shares of Common Stock in exchange for common OP Units or preferred OP Units. During the year ended December 31,

2014, we issued approximately 4,200 shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships.
Aimco’s Board of Directors has, from time to time, authorized Aimco to repurchase shares of its outstanding capital stock. There were no repurchases of Aimco shares during the year ended December 31, 2014. As of December 31, 2014, Aimco was authorized to repurchase approximately 19.3 million shares. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.
Performance Graph
The following graph compares cumulative total returns for Aimco’s Common Stock, the MSCI US REIT Index, the Standard & Poor’s 500 Total Return Index (the “S&P 500”), and the NAREIT Apartment Index. The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The NAREIT Apartment Index is published by The National Association of Real Estate Investment Trusts, or NAREIT, a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI REIT Index reflects total shareholder return for a broad range of REITs and the NAREIT Apartment Index provides a more direct multifamily peer comparison of total shareholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and add them to the index calculation as they become publicly traded companies. All companies of the definitional criteria in existence at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index on December 31, 2009, and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

	For the fiscal years ended December 31,
Index	2009	2010	2011	2012	2013	2014
Aimco	$100.00	$164.61	$148.78	$181.05	$179.15	$265.21
MSCI US REIT	100.00	128.48	139.65	164.46	168.52	219.72
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NAREIT Apartment Index	100.00	147.04	169.23	180.97	169.76	237.02
Source: SNL Financial LC, Charlottesville, VA © 2015

The Performance Graph will not be deemed to be incorporated by reference into any filing by Aimco under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Aimco specifically incorporates the same by reference.
The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference in Part III, Item 12 of this Annual Report.
The Aimco Operating Partnership
There is no public market for the Aimco Operating Partnership’s common partnership units, including OP Units, and we have no intention of listing the common partnership units on any securities exchange. In addition, the Aimco Operating Partnership’s Partnership Agreement restricts the transferability of common partnership units, including OP Units. The following table sets forth the distributions declared per common partnership unit in each quarterly period during the two years ended December 31, 2014 and 2013:

Quarter Ended	2014	2013
December 31	$0.26	$0.24
September 30	0.26	0.24
June 30	0.26	0.24
March 31	0.26	0.24
During the years ended December 31, 2014 and 2013, the Aimco Operating Partnership’s distributions per common partnership unit were equal to the dividends Aimco declared per share of its Common Stock. We intend for the Aimco Operating Partnership’s future common partnership unit distributions to be equal to Aimco’s Common Stock dividends.
At February 20, 2015, there were 163,916,771 common partnership units and equivalents outstanding (156,277,762 of which were held by Aimco) that were held by 2,858 unitholders of record.
The Aimco Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than Aimco have the right to redeem their common OP Units for cash, subject to our prior right to cause Aimco to acquire some or all of the common OP Units tendered for redemption in exchange for shares of Aimco Common Stock. Common OP Units redeemed for shares of Aimco Common Stock are exchanged on a one-for-one basis (subject to antidilution adjustments).
No common OP Units or preferred OP Units held by Limited Partners were redeemed in exchange for shares of Aimco Common Stock during the year ended December 31, 2014.
The following table summarizes the Aimco Operating Partnership’s repurchases of common OP Units for the three months ended December 31, 2014:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs (1)
October 1 - October 31, 2014	1,997	$32.29	N/A	N/A
November 1 - November 30, 2014	698	34.23	N/A	N/A
December 1 - December 31, 2014	2,364	36.63	N/A	N/A
Total	5,059	$34.58

(1)
The terms of the Aimco Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of the Aimco Operating Partnership’s Partnership Agreement, the Aimco Operating Partnership has no publicly announced plans or programs of repurchase. However, whenever Aimco repurchases its Common Stock, it is expected that Aimco will fund the repurchase with a concurrent repurchase by the Aimco Operating Partnership of common partnership units held by Aimco at a price per unit that is equal to the price per share paid for the Common Stock. Refer to the preceding discussion of Aimco’s authorization for equity repurchases.

Dividend and Distribution Payments
Our Credit Agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of Aimco’s Funds From Operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain Aimco’s REIT status.
Item 6. Selected Financial Data
The following selected financial data is based on audited historical financial statements of Aimco and the Aimco Operating Partnership. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the Securities and Exchange Commission.
Aimco

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollar amounts in thousands, except per share data)
OPERATING DATA:
Total revenues	$984,363	$974,053	$958,511	$914,355	$892,592
Total operating expenses	(722,013)	(725,034)	(779,495)	(779,064)	(805,192)
Operating income	262,350	249,019	179,016	135,291	87,400
Income (loss) from continuing operations (1)	67,475	34,596	(18,756)	(136,237)	(161,020)
Income from discontinued operations, net of tax (1)	—	203,229	214,117	78,073	71,396
Gain on dispositions of real estate, net of tax (1)	288,636	—	—	—	—
Net income (loss)	356,111	237,825	195,361	(58,164)	(89,624)
Net income (loss) attributable to Aimco common stockholders (2)	300,220	203,673	82,146	(103,161)	(125,318)
Earnings (loss) per common share - basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$2.06	$0.29	$(0.60)	$(1.22)	$(1.48)
Net income (loss) attributable to Aimco common stockholders	$2.06	$1.40	$0.61	$(0.86)	$(1.08)

BALANCE SHEET INFORMATION:
Total real estate	$8,144,958	$8,214,081	$7,872,018	$7,688,798	$7,603,535
Total assets	6,097,028	6,079,413	6,401,380	6,871,862	7,378,566
Total indebtedness	4,135,139	4,388,185	4,413,083	4,488,822	4,502,755
Total equity	1,442,105	1,172,744	1,154,894	1,144,674	1,306,772

OTHER INFORMATION:
Dividends declared per common share	$1.04	$0.96	$0.76	$0.48	$0.30
Total consolidated apartment communities (end of period)	192	216	243	331	399
Total consolidated apartment homes (end of period)	51,507	59,297	66,107	79,093	89,875
Total unconsolidated apartment communities (end of period)	11	20	22	39	48
Total unconsolidated apartment homes (end of period)	829	1,256	1,870	4,353	5,637

The Aimco Operating Partnership

	For The Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollar amounts in thousands, except per unit data)
OPERATING DATA:
Total revenues	$984,363	$974,053	$958,511	$914,355	$892,592
Total operating expenses	(722,013)	(725,034)	(779,495)	(779,064)	(805,192)
Operating income	262,350	249,019	179,016	135,291	87,400
Income (loss) from continuing operations (1)	67,475	34,596	(18,756)	(134,398)	(160,161)
Income from discontinued operations, net of tax (1)	—	203,229	214,117	78,073	71,396
Gain on dispositions of real estate, net of tax (1)	288,636	—	—	—	—
Net income (loss)	356,111	237,825	195,361	(56,865)	(88,765)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders (2)	315,990	215,312	87,337	(109,365)	(134,018)
Earnings (loss) per common unit - basic and diluted:
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$2.06	$0.29	$(0.60)	$(1.22)	$(1.48)
Net income (loss) attributable to the Aimco Operating Partnership’s common unitholders	$2.06	$1.40	$0.61	$(0.86)	$(1.07)

BALANCE SHEET INFORMATION:
Total real estate	$8,144,958	$8,214,081	$7,872,018	$7,688,798	$7,603,535
Total assets	6,097,028	6,079,413	6,401,380	6,871,862	7,395,796
Total indebtedness	4,135,139	4,388,185	4,413,083	4,488,822	4,502,755
Total partners’ capital	1,442,105	1,172,744	1,154,894	1,144,674	1,324,002

OTHER INFORMATION (3):
Distributions declared per common unit (4)	$1.04	$0.96	$0.76	$0.63	$0.30

(1)
As discussed in Note 12 to the consolidated financial statements in Item 8, effective January 1, 2014, we adopted ASU 2014-08, which revised the definition of a discontinued operation. In the selected financial data presentation above, the results of operations for apartment communities sold or classified as held for sale during 2014 are reflected within income from continuing operations for all periods presented and any gains on sale are reflected below income from discontinued operations. Prior to our adoption of ASU 2014-08, we reported as discontinued operations apartment communities that met the definition of a component of an entity and had been sold or met the criteria to be classified as held for sale. For the years ended December 31, 2013, 2012, 2011 and 2010, we included the results of such apartment communities, including any gain or loss on their disposition, less applicable income taxes, in income from discontinued operations. Income from discontinued operations for the years ended December 31, 2013, 2012, 2011 and 2010 includes $212.5 million, $234.5 million, $108.2 million and $94.9 million in gains on disposition of real estate, respectively. Income from discontinued operations for 2013 and 2012 is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(2)
Net income attributed to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders increased during the years ended December 31, 2014 and 2013 primarily due to increases in gains on dispositions of real estate. Net income attributed to Aimco common stockholders and the Aimco Operating Partnership’s common unitholders increased during the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010, due to large decreases in the amount of net income allocated to noncontrolling interests in consolidated real estate partnerships and net income attributable to preferred stockholders and unitholders, each of which are further explained within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

(3)
The number of consolidated apartment communities and apartment homes has been omitted from the Aimco Operating Partnership’s selected financial data table as these amounts are identical to those of Aimco during each of the periods presented.

(4)	The Aimco Operating Partnership’s distributions declared per common unit during the year ended December 31, 2011, included a $0.15 per unit special distribution.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Aimco and the Aimco Operating Partnership are focused on the ownership, management and redevelopment of quality apartment communities located in the largest coastal and job growth markets in the United States. Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, a focus on our customers and a performance culture. These values and our corporate mission, to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care, shape our culture. In all our interactions with residents, team members, business partners, lenders and equity holders, we aim to be the best owner and operator of apartment communities and an outstanding corporate citizen.
Our principal financial objective is to provide predictable and attractive returns to our equity holders, as measured by growth in our Net Asset Value and Adjusted Funds From Operations (each defined under the Key Financial Indicators heading below). Our business plan to achieve this objective is to:

•
operate our portfolio of desirable apartment homes with valued amenities, with a high level of customer service and in an efficient manner that realizes the benefits of our corporate systems and local management expertise;

•
improve our geographically diversified portfolio of apartment communities, which average “B/B+” in quality (defined under the Portfolio Management heading in Item 1) by selling lower rated apartment communities and investing the proceeds from such sales through property upgrades, capital improvements, redevelopment, development and acquisition of higher-quality apartment communities;

•
provide financial leverage primarily by the use of non-recourse, long-dated, fixed-rate property debt and perpetual preferred equity, a combination which reduces our refunding and re-pricing risk and which provides a hedge against increases in interest rates; and

•	emphasize a collaborative, respectful, and performance-oriented culture while maintaining high morale and team engagement.
Our long-standing business strategy is organized around our core activities of property operations, portfolio management, redevelopment and development, balance sheet and liquidity, and culture. Our business strategies are described in more detail below.
Property Operations
We own and operate a diversified portfolio of market-rate apartment communities, which we refer to as conventional apartment communities. At December 31, 2014, our conventional portfolio included 144 apartment communities with 43,393 apartment homes in which we held an average ownership of approximately 97%. We also operate a portfolio of affordable apartment communities, which consists of apartments with rents that are generally paid, in whole or part, by a government agency. At December 31, 2014, our affordable portfolio consisted of 59 apartment communities with 8,943 apartment homes in which we held an average ownership of approximately 93%. Our conventional and affordable portfolios comprise our reportable segments and generated 90% and 10%, respectively, of our proportionate property net operating income (defined below under the Results of Operations – Real Estate Operations heading) during the year ended December 31, 2014.
For the three months ended December 31, 2014, our conventional portfolio had average revenue per effective apartment home of $1,669 and provided 66% operating margins and 61% free cash flow margins. Free cash flow, or FCF, as calculated for our retained portfolio, represents an apartment community’s property net operating income, less capital spending incurred to maintain the condition of the apartment community. Average revenue per effective apartment home represents rental and other property revenues divided by the number of occupied apartment homes multiplied by our ownership interest in the apartment community as of the end of the current period. The average revenue per effective apartment home for our conventional portfolio increased 13.6% from average revenues of $1,469 for the three months ended December 31, 2013, as a result of fourth quarter year-over-year revenue growth of 4.4% for our conventional same store apartment communities, the delivery of new apartment homes at our redevelopment apartment communities, reinvestment of sales proceeds in higher-rent apartment communities through redevelopment and acquisitions, and the sale of conventional apartment communities during 2014 with average revenues per home substantially lower than the apartment communities in the retained portfolio. During the year ended December 31, 2014, on average, combined conventional same store new and renewal lease rates were 4.4% higher than expiring lease rates.

Portfolio Management
Our portfolio strategy seeks predictable rent growth from a portfolio of “A,” “B” and “C+” quality market-rate apartment communities, averaging “B/B+” in quality, and diversified among the largest coastal and job growth markets in the United States, as measured by total apartment value. Our target markets are primarily coastal markets, and also include several Sun Belt cities and Chicago, Illinois. Refer to the discussion under the Portfolio Management heading within Item 1 for an explanation of our rating system for measuring conventional apartment community quality.
Our portfolio strategy is to sell each year the 5% to 10% of our portfolio with lower projected returns, lower operating margins, and lower expected future rent growth, and reinvest the sale proceeds in apartment communities already in our portfolio, through Property Upgrades, Capital Improvements and redevelopment, or through the purchase of other apartment communities and, in limited situations, the development of apartment communities. We execute our strategy through leverage neutral paired trades where the investment will yield risk-adjusted returns in excess of those of the apartment community sold and when portfolio quality is enhanced. Whenever possible, we structure transactions in a tax-efficient manner to preserve our invested capital. Through this disciplined approach to capital recycling, we have significantly increased the quality of our portfolio. Over the last three years, we:

•
Increased our period-end conventional portfolio average revenue per apartment home by more than 32% to $1,669. This rate of growth reflects the impact of market rent growth, and more significantly, the impact of portfolio management through dispositions, redevelopment and acquisitions;

•	Increased our conventional portfolio FCF margin by 10% through the sale of lower-rent properties and reinvestment in higher-rent properties;

•	Reduced by 83% the percentage of our portfolio represented by “C” quality properties and increased by 42% the percentage of our portfolio represented by “A” quality properties;

•	Increased to 90% the percentage of our conventional property net operating income earned in our target markets; and

•	Increased our conventional portfolio’s rents from 101% of local market average at the end of 2011, to 108% of local market average at the end of 2014.
As we execute this portfolio strategy, we expect to continue to increase conventional portfolio average revenue per apartment home at a rate greater than market rent growth; to increase further FCF margins; to sell our lower rated apartment communities; and to increase to 95% or more the percentage of our conventional property net operating income earned in our target markets.
In addition to improving our portfolio through the capital additions, including redevelopment, discussed below under the Liquidity and Capital Resources heading, during the year ended December 31, 2014, we upgraded our portfolio through the acquisition of six conventional apartment communities with an aggregate of 1,182 apartment homes for $291.9 million.
This included the acquisition of a 600-apartment home community located in metropolitan Denver, Colorado, for $118.5 million. The community is located on the Anschutz Medical Campus in the heart of the Fitzsimons Life Sciences District, and includes 17,400 square feet of commercial space with average monthly revenues of $1,365 per apartment home at the time of acquisition, making this an “A” quality asset for us. The community has been designated as the “Town Center” for residential and retail use in the area’s master plan and is located on the only land within the campus currently zoned for multifamily use. This acquisition increases our exposure to Denver, which is a robust market to which we are underallocated.
We also acquired for $118.4 million a 324-apartment home community located in San Jose, California. This community had average monthly revenues of $2,240 per apartment home at the time of acquisition, making this an “B” quality asset for us. We expect to add value to this apartment community through property upgrades and operational improvements.
In addition, we acquired for $25.0 million a 78-apartment home community located in the Buckhead neighborhood of Atlanta, Georgia. This community has 14,000 square feet of commercial space and had average monthly revenues of $2,280 per apartment home at the time of acquisition, making this an “A” quality asset for us. We expect to add value to this apartment community through operational improvements.
We acquired for $18.0 million a 140-apartment home community located in Boulder, Colorado. This low density community, built on more than seven acres in the mid-1970s, is located in a city with strong demand for housing and public policies that discourage new supply. It is across the street from a new community hospital complex and major employment centers. Revenues per apartment home at the time of acquisition averaged $1,035, making this a “B” quality asset as presently operated. We plan to redevelop this community.

Finally, we acquired for $12.0 million, two buildings containing a total of 40 apartment homes in the Upper East Side of Manhattan. Each of these two buildings is contiguous to other buildings we own and operate in Manhattan, allowing for operational efficiency and the assembly value of the land and related air rights. The apartment buildings we acquired had average revenues per home of $2,120 at the date of their acquisition. We intend to add value to the apartment buildings through redevelopment of apartment homes and operational improvements.
In addition to the apartment community acquisitions discussed above, late in 2014 we acquired entities that own 2.4 acres in the heart of downtown La Jolla, California, adjoining and overlooking La Jolla Cove and the Pacific Ocean. The property, which is zoned for multifamily and mixed-use, is currently occupied by three small commercial buildings and a limited-service hotel, which is managed for us by a third party. We plan to redevelop this property and consider its current use an income-producing “land bank.”
Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations, when we believe the investment will yield risk-adjusted returns in excess of those from apartment communities sold in paired trades or in excess of the cost of equity issued to fund the equity component of the redevelopments. We have historically undertaken a range of redevelopment projects: from those in which buildings or exteriors are renovated without the need to vacate apartment homes; to those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and to those in which an entire building or community is wholly vacated. We execute certain of our redevelopment projects using a phased approach, where we renovate portions of an apartment community in stages, which allows additional flexibility of project costs and the ability to tailor our product offerings to customer response and rent achievement. Redevelopment work may also include seeking entitlements from local governments, which enhance the value of our existing portfolio by increasing density, that is, the right to add apartment homes to a site.
During the year ended December 31, 2014, we completed two redevelopment projects as expected, at Pacific Bay Vistas, in San Bruno, California, and at The Palazzo at Park La Brea, in Los Angeles, California. Construction is nearing completion at our two largest on-going redevelopment projects at Lincoln Place, in Venice, California, and The Preserve at Marin, in Corte Madera, California. During the year ended December 31, 2014, we also completed the first phase of the redevelopment of The Sterling in Center City, Philadelphia and a multi-phase capital project at Park Towne Place in Philadelphia, Pennsylvania.
We undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market. During the year ended December 31, 2014, we invested $46.9 million in the development of One Canal Street in Boston, Massachusetts.
See below under the Liquidity and Capital Resources – Redevelopment and Development heading for additional information regarding our our ongoing redevelopment and development projects at December 31, 2014.
Balance Sheet and Liquidity
Our leverage strategy seeks to increase financial returns while using leverage with appropriate caution. We target the ratio of Debt plus Preferred Equity to Adjusted EBITDA to be below 7.0x and we target the ratio of Adjusted EBITDA Coverage of Interest and Preferred Dividends to be greater than 2.5x.  We also focus on the ratios of Debt to Adjusted EBITDA and Adjusted EBITDA Coverage of Interest.
Debt, as used in these ratios, represents our proportionate share of debt, net of our proportionate share of cash and restricted cash and our investment in the subordinate tranches of a securitization that holds certain of our property debt, and Preferred Equity represents Aimco’s preferred stock and the Aimco Operating Partnership’s preferred OP Units. Adjusted EBITDA is calculated by adding to our Pro forma Funds From Operations, which is calculated on an proportionate basis, our proportionate share of interest expense, taxes, depreciation and amortization related to non-real estate assets, non-cash stock-based compensation, and dividends and distributions on our preferred equity instruments.  Interest, as used in these ratios, represents our proportionate share of interest expense, excluding debt prepayment penalties and amortization of deferred financing costs, and reduced by interest income we receive on our investment in the subordinate tranches of a securitization that holds certain of our property debt. Our leverage ratios for the trailing twelve month and annualized three month periods ended December 31, 2014 and 2013, are presented below:

	Pro-forma Trailing Twelve Months Ended December 31,	Actual Trailing Twelve Months Ended December 31,
	2014 (1)	2014	2013
Debt to Adjusted EBITDA	6.5x	7.1x	7.1x
Debt plus Preferred Equity to Adjusted EBITDA	7.0x	7.6x	7.3x
Adjusted EBITDA Coverage of Interest	2.9x	2.7x	2.6x
Adjusted EBITDA Coverage of Interest and Preferred Dividends	2.7x	2.5x	2.5x

(1)
During January 2015, Aimco completed a common stock offering resulting in net proceeds of approximately $367 million. The pro-forma ratios presented for the trailing twelve months ended December 31, 2014, have been adjusted to reflect the following: a) Repayment of $112.3 million of outstanding borrowings under our Credit Agreement at December 31, 2014; b) Repayment of $102.2 million of property debt that will be repaid in 2015 to further supplement Aimco’s unencumbered pool; c) Repayment of $27.0 million of Aimco’s CRA Preferred Stock; and d) Investment of the remaining proceeds from the common offering. Refer to Note 16 to the consolidated financial statements in Item 8 for additional information regarding this stock offering.

We expect future leverage reduction from both earnings growth, the lease up of redevelopment communities, and from regularly scheduled property debt amortization repaid from retained earnings. We also expect to increase our financial flexibility by expanding our pool of unencumbered apartment communities. As of December 31, 2014, this pool included 15 consolidated apartment communities, which we expect to hold beyond 2015, with an estimated fair value of more than $1 billion.
Two credit rating agencies rate our creditworthiness, using different methodologies and ratios for assessing our credit. In addition to lowering the cost of borrowings under our line of credit, an improvement to an investment grade rating may lower the cost of any future preferred equity issuance, provide additional flexibility for sources of capital, and provide other intangible benefits. Although some of the ratios they use are similar to those we use to measure our leverage, there are differences in our methods of calculation and therefore our leverage ratios disclosed above are not indicative of the ratios that may be calculated by these agencies.
In April 2014, one of the agencies rating us upgraded our credit rating outlook, from BB+ (stable) to BB+ (positive). During its review, this agency also outlined the factors that would have a positive impact on our ratings, which include: reducing our leverage, as measured by a debt to EBITDA ratio defined by the rating agency, closer to the low end of the range of 7.0x to 7.5x; reducing our ratio of debt to undepreciated capital (defined by the agency as the sum of debt, equity and accumulated depreciation) to 50% or lower; and continuing to strengthen our fixed charge coverage ratio such that the agency believes a 2.0x coverage is achievable.
In June 2014, the other agency rating us affirmed its June 2013 BB+ (positive) rating of our creditworthiness, and outlined the factors that would have a positive impact on our ratings. These include increasing the unencumbered asset pool to more than $600 million (valued at a stressed 8% capitalization rate, as specified by the rating agency), sustaining leverage below 7.5x, defined by the rating agency as the ratio of net debt to recurring operating EBITDA; and sustaining a fixed charge coverage ratio, also as defined by the rating agency, above 2.0x.
At December 31, 2014, approximately 91% of our leverage consisted of property-level, non-recourse, long-dated debt and 6% consisted of perpetual preferred equity, a combination which reduces our refunding and re-pricing risk. The weighted average maturity of our property-level debt was 8.1 years, with 3.3% of our unpaid principal balances maturing during 2015 and, on average, 7.5% of our unpaid principal balances maturing each year from 2016 through 2018. Approximately 97% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates and inflation.
Although our primary sources of leverage are property-level, non-recourse, long-dated, fixed-rate, amortizing debt and perpetual preferred equity, we also have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as our Credit Agreement. The Credit Agreement provides for $600.0 million of revolving loan commitments, which we use for working capital and other short-term purposes. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which varies based on our leverage. As of December 31, 2014, we had $112.3 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $445.9 million, net of the outstanding borrowings and $41.8 million for undrawn letters of credit backed by the Credit Agreement. As discussed in Note 16 to the consolidated financial statements in Item 8, during January 2015, Aimco completed a public offering resulting in the sale of 9,430,000 shares of its Common Stock, generating net proceeds of approximately $367.0 million. Using the proceeds from this offering, in January 2015, we fully repaid the outstanding balance on our Credit Agreement. The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
Under the Credit Agreement, we have agreed to Debt Service and Fixed Charge Coverage covenants, as well as other covenants customary for similar revolving credit arrangements. For the twelve month period ended December 31, 2014, our Debt Service and Fixed Charge Coverage ratios based on actual amounts were 1.82x and 1.73x, respectively, compared to covenants of 1.50x and 1.30x, respectively, and ratios of 1.77x and 1.72x, respectively, for the twelve month period ended December 31, 2013. The

Fixed Charge Coverage covenant will increase in 2015 to 1.40x. We expect to remain in compliance with these covenants during 2015.
Culture
Our culture is the key to our success. Our emphasis on a collaborative, respectful, and performance-oriented culture is what enables the continuing transformation of the Aimco business. In 2014, Aimco was again recognized by the Denver Post as a Top Work Place based on nearly 300 independent team member surveys.
Key Financial Indicators
The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: Net Asset Value and Adjusted Funds From Operations. In addition to these indicators, we also use Pro forma Funds From Operations; Free Cash Flow, Free Cash Flow internal rate of return, same store property operating results, proportionate property net operating income, financial coverage ratios, and leverage as shown on our balance sheet to evaluate our operating performance and financial condition.
Net Asset Value is the estimated fair value of our assets, net of liabilities, noncontrolling interests and preferred equity. Adjusted Funds From Operations and Pro forma Funds From Operations are defined and further described below under the Funds From Operations and Adjusted Funds From Operations heading, and proportionate property net operating income is defined and further described below under the Results of Operations – Real Estate Operations heading. Free Cash Flow represents net operating income less spending for Capital Replacements, and Free Cash Flow internal rate of return represents the rate of return generated by the Free Cash Flow from the apartment community and the proceeds from its eventual sale, and is a common benchmark used in the real estate industry for relative comparison of real estate valuations.
The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: household formations; rates of job growth; single-family and multifamily housing starts; interest rates; and availability and cost of financing.
Results of Operations
Because our operating results depend primarily on income from our apartment communities, the supply of and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our apartment communities and the pace and price at which we redevelop, acquire and dispose of our apartment communities affect our operating results.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.
Overview
2014 Highlights
Highlights of our results of operations for the year ended December 31, 2014, are summarized below:

•	Conventional Same Store revenues and expenses for 2014, increased by 4.5% and 2.3%, respectively, resulting in a 5.5% increase in net operating income as compared to 2013;

•
Average revenue per effective apartment home for our conventional portfolio increased by 13.6%, from $1,469 for the three months ended December 31, 2013, to $1,669 for the three months ended December 31, 2014, as a result of fourth quarter year-over-year revenue growth of 4.4% for our conventional same store apartment communities, the delivery of new apartment homes at our redevelopment apartment communities, reinvestment of sales proceeds in higher-rent apartment communities through redevelopment and acquisitions, and the sale of conventional apartment communities during 2014 with average revenues per home substantially lower than the apartment communities in the retained portfolio; and

•	Average daily occupancy for our Conventional Same Store apartment communities increased from 95.6% for the year ended December 31, 2013, to 95.8% for 2014.

2014 compared to 2013
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $102.0 million and $106.2 million, respectively, during the the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in gains on dispositions and a decrease in interest expense.

2013 compared to 2012
Net income attributable to Aimco and net income attributable to the Aimco Operating Partnership increased by $74.8 million and $81.2 million, respectively, during the the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in income for Aimco and the Aimco Operating Partnership was principally due to an increase in the net operating income and a decrease in depreciation and amortization of our apartment communities in continuing operations.
The following paragraphs discuss these and other items affecting the results of operations of Aimco and the Aimco Operating Partnership in more detail.
Property Operations
As described under the preceding Executive Overview heading, our owned real estate portfolio consists primarily of conventional apartment communities, and we also operate a portfolio of affordable apartment communities. Our conventional and affordable property operations comprise our reportable segments.
In accordance with accounting principles generally accepted in the United States of America, or GAAP, we consolidate certain apartment communities in which we hold an insignificant economic interest and in some cases we do not consolidate other apartment communities in which we have a significant economic interest. Due to the diversity of our economic ownership interests in our apartment communities, our chief operating decision maker emphasizes as a key measurement of segment profit or loss proportionate property net operating income, which represents our share of the property net operating income of the consolidated and unconsolidated apartment communities that we own and manage. Accordingly, the results of operations of our conventional and affordable segments discussed below are presented on a proportionate basis and exclude the results of four conventional apartment communities with 142 apartment homes and eight affordable apartment communities with 739 apartment homes that we do not manage.
We do not include property management revenues, offsite costs associated with property management or casualty-related amounts in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below. Refer to Note 15 in the consolidated financial statements in Item 8 for further discussion regarding our reportable segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
Conventional Real Estate Operations
Our conventional segment consists of apartment communities we classify as Conventional Same Store, Conventional Redevelopment and Other Conventional apartment communities. Conventional Same Store apartment communities are those we manage, that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year periods, and that are not expected to be sold within 12 months. Conventional Redevelopment apartment communities are those in which a substantial number of available apartment homes have been vacated for major renovations or have not been stabilized in occupancy during the current year or prior year periods, due to ongoing or completed renovations, such as exteriors, common areas or apartment home improvements. Other Conventional apartment communities includes conventional apartment communities that have significant rent control restrictions; apartment communities that had not reached and maintained a stabilized level of occupancy during the current year or prior year periods, often due to a casualty event; the operations of properties that are not multifamily, such as fitness centers; apartment communities acquired during the current year or prior year periods; and those apartment communities we expect to sell in the next 12 months, but that have not yet met the criteria to be classified as held for sale.
As of December 31, 2014, as defined by our segment performance metrics, our Conventional Same Store portfolio, Conventional Redevelopment portfolio and our Other Conventional portfolio consisted of 103, 7 and 28 apartment communities with 36,720, 2,891 and 3,393 apartment homes, respectively. From December 31, 2013, to December 31, 2014, on a net basis, our Conventional Same Store portfolio decreased by 19 apartment communities and 8,420 apartment homes. This decrease consisted of 19 apartment communities with 8,043 apartment homes that were sold or classified as held for sale, one apartment community with 537 apartment homes that was reclassified from our Conventional Same Store portfolio to our Conventional Redevelopment portfolio when we commenced redevelopment of the community, and one apartment community with 296 apartment homes that was reclassified from our Conventional Same Store portfolio to our Other Conventional portfolio that we expect to sell in the next 12 months. This decrease was partially offset by two apartment communities with 372 and 84 apartment homes that were reclassified from our Conventional Redevelopment and Other Conventional portfolios to our Conventional Same Store portfolio when they reached stabilization following redevelopment and acquisition, respectively. Our conventional portfolio results for the years ended December 31, 2014 and 2013, as presented below, are based on the apartment community populations as of December 31, 2014.

	Year Ended December 31,
(in thousands)	2014	2013	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$657,181	$629,141	$28,040	4.5%
Conventional Redevelopment	51,452	35,768	15,684	43.8%
Other Conventional	58,786	50,126	8,660	17.3%
Total	767,419	715,035	52,384	7.3%
Property operating expenses:
Conventional Same Store	213,475	208,754	4,721	2.3%
Conventional Redevelopment	20,567	16,479	4,088	24.8%
Other Conventional	26,409	22,504	3,905	17.4%
Total	260,451	247,737	12,714	5.1%
Property net operating income:
Conventional Same Store	443,706	420,387	23,319	5.5%
Conventional Redevelopment	30,885	19,289	11,596	60.1%
Other Conventional	32,377	27,622	4,755	17.2%
Total	$506,968	$467,298	$39,670	8.5%
For the year ended December 31, 2014, as compared to 2013, our conventional segment’s proportionate property net operating income increased $39.7 million, or 8.5%.
For the year ended December 31, 2014, as compared to 2013, Conventional Same Store proportionate property net operating income increased by $23.3 million, or 5.5%. This increase was primarily attributable to a $28.0 million, or 4.5%, increase in rental and other property revenues due to higher average revenues (approximately $64 per effective home), comprised of increases in rental rates, utility reimbursements, other fees including parking, and a 20 basis point increase in average daily occupancy. Rental rates on new leases transacted during the year ended December 31, 2014, were 3.7% higher than expiring lease rates, and renewal rates were 5.2% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $4.7 million, or 2.3%, increase in property operating expenses, primarily due to increases in utilities and real estate taxes, partially offset by a decrease in insurance costs. During the year ended December 31, 2014, as compared to 2013, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, increased by $0.6 million, or 0.7%.
Our Conventional Redevelopment proportionate property net operating income increased by $11.6 million during the year ended December 31, 2014, as compared to 2013, primarily due to increases in net operating income associated with apartment homes placed into service following completion of construction activities. From December 31, 2013, to December 31, 2014, we placed an additional 632, 308 and 72 apartment homes into service at our Lincoln Place, Pacific Bay Vistas and The Preserve at Marin apartment communities, respectively.
Our Other Conventional proportionate property net operating income increased by $4.8 million, or 17.2%, during the year ended December 31, 2014, as compared to 2013, primarily due to apartment communities we acquired during 2014 and 2013 and recovery of previously recognized bad debts.

As of December 31, 2013, our Conventional Same Store portfolio and our Other Conventional portfolio consisted of 103 and 29 apartment communities with 37,097 and 4,630 apartment homes, respectively. Our conventional portfolio results for the years ended December 31, 2013 and 2012, as presented below, are based on the apartment community populations as of December 31, 2013 (excluding amounts related to apartment communities sold or classified as held for sale during 2014).

	Year Ended December 31,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Conventional Same Store	$637,615	$610,027	$27,588	4.5%
Other Conventional	77,420	65,902	11,518	17.5%
Total	715,035	675,929	39,106	5.8%
Property operating expenses:
Conventional Same Store	210,532	203,997	6,535	3.2%
Other Conventional	37,205	33,343	3,862	11.6%
Total	247,737	237,340	10,397	4.4%
Property net operating income:
Conventional Same Store	427,083	406,030	21,053	5.2%
Other Conventional	40,215	32,559	7,656	23.5%
Total	$467,298	$438,589	$28,709	6.5%
For the year ended December 31, 2013, as compared to 2012, our conventional segment’s proportionate property net operating income increased $28.7 million, or 6.5%.
For the year ended December 31, 2013, as compared to 2012, Conventional Same Store proportionate property net operating income increased by $21.1 million, or 5.2%. This increase was primarily attributable to a $27.6 million, or 4.5%, increase in rental and other property revenues due to higher average revenues (approximately $69 per effective home), comprised of increases in rental rates, utility reimbursements, and other fees including parking, partially offset by a 20 basis point decrease in average daily occupancy. Rental rates on new leases transacted during the year ended December 31, 2013, were 1.5% higher than expiring lease rates, and renewal rates were 5.1% higher than expiring lease rates. The increase in Conventional Same Store rental and other property revenues was partially offset by a $6.5 million, or 3.2%, increase in property operating expenses, primarily due to increases in real estate taxes, insurance costs, utilities and administrative expenses, partially offset by decreases in personnel and related costs. During the year ended December 31, 2013, as compared to 2012, controllable operating expenses, which exclude utility costs, real estate taxes and insurance, decreased by $0.2 million, or 0.2%.
Our Other Conventional proportionate property net operating income increased by $7.7 million, or 23.5%, during the year ended December 31, 2013, as compared to 2012, primarily due to a $4.3 million increase in net operating income resulting from conventional apartment communities we acquired in 2012 and 2013. Other Conventional net operating income also increased by $3.4 million due to apartment homes at our redevelopment apartment communities that have been completed and an increase in occupancy at one of our communities in New York City.
Affordable Real Estate Operations
Our affordable segment consists of apartment communities we classify as Affordable Same Store or Other Affordable. Affordable Same Store apartment communities are those we manage that are subject to tax credit agreements and that have reached and maintained a stabilized occupancy (greater than 90%) during the current year and prior year-to-date periods. Other Affordable apartment communities are those that do not meet the Affordable Same Store apartment community definition because they have not maintained a stabilized level of occupancy, often due to a casualty event, we do not manage them or they are not subject to tax credit agreements.
At December 31, 2014, as defined by our segment performance metrics, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 44 and five apartment communities with 7,111 and 969 apartment homes, respectively. From December 31, 2013, to December 31, 2014, on a net basis, our Affordable Same Store portfolio decreased by two apartment communities and 313 apartment homes. This decrease consisted of one apartment community with 113 apartment homes that became classified as held for sale and one apartment community with 200 apartment homes that we reclassified from our Affordable Same Store portfolio to our Affordable Other portfolio following a casualty loss. Our affordable results for the years ended December 31, 2014 and 2013 presented below are based on the apartment community populations at December 31, 2014.

	Year Ended December 31,
	2014	2013	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$84,816	$83,332	$1,484	1.8%
Other Affordable	9,704	9,721	(17)	(0.2)%
Total	94,520	93,053	1,467	1.6%
Property operating expenses:
Affordable Same Store	34,182	33,176	1,006	3.0%
Other Affordable	4,243	4,272	(29)	(0.7)%
Total	38,425	37,448	977	2.6%
Property net operating income:
Affordable Same Store	50,634	50,156	478	1.0%
Other Affordable	5,461	5,449	12	0.2%
Total	$56,095	$55,605	$490	0.9%
For the year ended December 31, 2014, as compared to 2013, our affordable segment’s proportionate property net operating income increased $0.5 million, or 0.9%. The increase in proportionate property net operating income was primarily attributed to an increase in rental income driven by higher rental rates, partially offset by an increase in utilities.
At December 31, 2013, our Affordable Same Store portfolio and Other Affordable portfolio consisted of 45 and four apartment communities with 7,311 and 769 apartment homes, respectively. Our affordable results for the years ended December 31, 2013 and 2012 presented below are based on the apartment community populations at December 31, 2013 (excluding amounts related to apartment communities sold or classified as held for sale during 2014).

	Year Ended December 31,
	2013	2012	$ Change	% Change
Rental and other property revenues:
Affordable Same Store	$85,078	$83,612	$1,466	1.8%
Other Affordable	7,975	8,016	(41)	(0.5)%
Total	93,053	91,628	1,425	1.6%
Property operating expenses:
Affordable Same Store	34,043	32,973	1,070	3.2%
Other Affordable	3,405	3,592	(187)	(5.2)%
Total	37,448	36,565	883	2.4%
Property net operating income:
Affordable Same Store	51,035	50,639	396	0.8%
Other Affordable	4,570	4,424	146	3.3%
Total	$55,605	$55,063	$542	1.0%
For the year ended December 31, 2013, as compared to 2012, the proportionate property net operating income of our affordable apartment communities increased $0.5 million, or 1.0%. The increase in proportionate property net operating income was primarily attributable to an in increase rental income driven by higher rental rates, substantially offset by an increase in utilities, real estate taxes and insurance.
Non-Segment Real Estate Operations
As discussed in Note 12 to the consolidated financial statements in Item 8, effective January 1, 2014, we adopted ASU 2014-08, which revised the definition of, and reporting requirements for, discontinued operations. As a result, commencing in 2014, routine apartment community sales and assets held for sale are no longer considered discontinued operations, and the results of operations for these apartment communities are included in income from continuing operations. However, we continue to exclude the results of apartment communities sold and classified as held for sale from our conventional or affordable segments for purposes of evaluating segment performance.

Real estate operations net operating income amounts not attributed to our conventional or affordable segments include property management revenues, offsite costs associated with property management, and casualty losses, reported in consolidated amounts, which we do not allocate to our conventional or affordable segments for purposes of evaluating segment performance (see Note 15 to the consolidated financial statements in Item 8).
For the years ended December 31, 2014, 2013 and 2012, property management expenses, which includes offsite costs associated with managing apartment communities we own (both our share and the share that we allocate to the limited partners in our consolidated partnerships), totaled $25.2 million, $30.7 million and $35.9 million, respectively. The decrease in property management expenses in these periods was primarily due to reductions in personnel and related costs based on the reduction in the number of apartment communities we own and manage.
For the years ended December 31, 2014 and 2013, casualty losses increased by $5.1 million, from $6.7 million to $11.8 million primarily due to increases in casualty losses at apartment communities in the Northeast and Midwest resulting from severe winter weather associated with the “2014 polar vortex,” casualty losses from a severe hail storm at one of our apartment communities in 2014, and increases in minor casualty losses incurred at our apartment communities in 2014.
For the years ended December 31, 2013 and 2012, casualty losses increased by $5.2 million, from $1.5 million to $6.7 million due to fires that damaged apartment communities in New York and Tennessee, flooding that damaged an apartment community in Michigan, and increases in minor casualty losses incurred at our apartment communities in 2013.
Tax Credit and Asset Management Revenues
We sponsor certain consolidated partnerships that acquire, develop and operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. We recognize income associated with the delivery of tax credits associated with these partnerships to their partners.
For the year ended December 31, 2014, as compared to the year ended December 31, 2013, tax credit and asset management revenues decreased $3.3 million. This decrease was attributable to a decrease in amortization of tax credit income, and a decrease in disposition and other transactional fees earned in 2014, as compared to 2013.
For the year ended December 31, 2013, as compared to the year ended December 31, 2012, tax credit and asset management revenues decreased $6.9 million. This decrease is primarily attributable to reductions in disposition and other transactional fees from 2012 to 2013.
Investment Management Expenses
For the year ended December 31, 2014, compared to the year ended December 31, 2013, investment management expenses increased $3.0 million primarily due to increases in acquisition and other costs, partially offset by a decrease in personnel and related costs.
For the year ended December 31, 2013, compared to the year ended December 31, 2012, investment management expenses decreased $7.7 million. Investment management expenses decreased by $3.4 million due to fees paid to third parties during 2012 for asset management services related to the legacy asset management business, which we sold in late 2012 (see Note 3 to the consolidated financial statements in Item 8). Investment management expenses also decreased by $1.0 million due to a reduction in personnel and related costs and by $3.3 million due to a reduction in transaction and other costs.
Depreciation and Amortization
During the years ended December 31, 2014, 2013 and 2012, depreciation and amortization totaled $282.6 million, $291.9 million and $325.2 million, respectively. The $9.3 million decrease from 2013 to 2014 was primarily due to assets that became fully depreciated and current year apartment community sales, partially offset by an increase associated with our redevelopment apartment communities as completed apartment homes were placed into service. The $33.3 million decrease from 2012 to 2013 was primarily due to assets that became fully depreciated.
Provision for Real Estate Impairment Losses
Based on periodic tests of recoverability of long-lived assets, during the year ended December 31, 2014, we recognized a $1.8 million provision for real estate impairment loss related to an asset that was sold during the year ended December 31, 2014. The impairment loss was related to estimated costs to sell, inclusive of a debt prepayment penalty.
During the year ended December 31, 2012, we recognized impairment losses totaling $6.2 million primarily related to assets classified as held for use. These impairment losses were recognized primarily due to reductions in the estimated period over which we expected to hold the apartment communities, coupled with reductions in the estimated fair values of the assets as compared with their carrying amounts.
General and Administrative Expenses
In recent years, we have worked toward simplifying our business, including winding down the portion of our business that generates transaction-based activity fees and reducing the number of partnerships that own our conventional apartment communities by acquiring the noncontrolling interests in these partnerships, which allowed us to reduce overhead and other costs associated with these activities. These and other simplification activities, along with our scale reductions have allowed us to reduce our offsite costs, which consist of general and administrative expenses as well as property management and investment management expenses, by $38.4 million, or 33.5%, since 2010.
For the year ended December 31, 2014, compared to the year ended December 31, 2013, general and administrative expenses decreased $1.5 million, or 3.3%, primarily due to reductions in personnel and related costs.
For the year ended December 31, 2013, compared to the year ended December 31, 2012, general and administrative expenses decreased $3.9 million, or 7.9%, primarily due to decreases in information technology costs.
Other Expenses, Net
Other expenses, net includes franchise taxes, risk management activities, partnership administration expenses and certain non-recurring items.
For the year ended December 31, 2014, compared to the year ended December 31, 2013, other expenses, net increased $5.4 million. The net increase was primarily due to an increase in legal and other costs and due to certain nonrecurring recoveries recognized during 2013.
For the year ended December 31, 2013, compared to the year ended December 31, 2012, other expenses, net decreased by $4.7 million. The net decrease was primarily due to reductions in costs incurred in 2012 related to our legacy asset management business, severance costs incurred during 2012, and the write off during 2012 of residual receipts amounts held by certain of our affordable apartment communities following a change in the United States Department of Housing and Urban Development’s policies regarding use of these amounts.
Interest Income
Interest income consists primarily of interest on notes receivable, accretion of discounts on certain notes receivable, interest on cash and restricted cash accounts and interest on investments in debt securities of a securitization that holds certain of our property debt, which investments are classified within other assets in our consolidated balance sheets.
For the year ended December 31, 2014, as compared to the year ended December 31, 2013, interest income decreased by $11.1 million. Interest income decreased by $4.5 million due to accretion income recognized in 2013 related to an apartment community sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated. Interest income also decreased by $4.7 million due to interest on the West Harlem property loans that were purchased in 2013 and held for approximately six months prior to their repayment (see Note 3 to the consolidated financial statements in Item 8).
For the year ended December 31, 2013, as compared to the year ended December 31, 2012, interest income increased by $4.7 million. Interest income increased primarily due to the interest on the West Harlem property loans prior to their repayment late in 2013, and due to accretion income recognized related to an apartment community sale for which the net proceeds available for repayment of partnership loans exceeded the amounts previously anticipated.
Interest Expense
For the year ended December 31, 2014, compared to the year ended December 31, 2013, interest expense, which includes the amortization of deferred financing costs and prepayment penalties incurred on debt refinancings, decreased by $16.1 million, or 6.8%. The decrease was primarily the result of lower average outstanding balances on non-recourse property debt for our existing apartment communities (primarily due to the expansion of our pool of unencumbered apartment communities) and from sales, partially offset by an increase in interest expense on three of our redevelopment projects nearing or reaching completion and an increase in corporate interest due to higher average borrowings.
For the year ended December 31, 2013, compared to the year ended December 31, 2012, interest expense increased by $7.7 million, or 3.3%. Approximately $10.5 million of the increase was driven by debt forgiveness gains recognized by the legacy asset management business during 2012, partially offset by normal interest expense. The debt forgiveness gains were recognized upon the sale of partnership interests held by the legacy asset management business. The gains and interest expense were primarily allocated to noncontrolling interests and had no significant effect on the amounts of net income attributable to Aimco or the Aimco Operating Partnership during these periods. Interest expense also increased by $3.1 million due to prepayment penalties incurred upon the early repayment of property debt on an apartment community included in our unencumbered pool. These increases in interest expense were partially offset by decreases in interest expense resulting from lower average outstanding balances on non-recourse property debt for our existing apartment communities (inclusive of the expansion of our pool of unencumbered apartment communities).
Other, Net
Other, net includes gains or losses on disposition of interests in unconsolidated real estate partnerships, our equity in the income or loss of unconsolidated real estate partnerships, and the results of operations related to our legacy asset management business, which we account for under the profit sharing method, as further discussed in Note 3 to the consolidated financial statements in Item 8.
During the years ended December 31, 2014 and 2013, other, net primarily consisted of $0.8 million of net losses and $1.8 million of net income, respectively, related to our legacy asset management business. After income taxes and noncontrolling interest allocations, our share of the net losses and income of the legacy asset management business totaled $1.2 million of net losses and $22.5 million of net income for the years ended December 31, 2014 and 2013, respectively (see Note 3 to the consolidated financial statements in Item 8).
During the year ended December 31, 2012, we recognized $17.5 million in other, net. Approximately $15.7 million resulted from gains recognized during 2012 related to the sale of our interests in two unconsolidated real estate partnerships. The majority of the remainder resulted from gains recognized in 2012 from partnership interests held through the legacy asset management business, in which we had an insignificant economic interest. Accordingly, these gains related to the legacy asset management business were attributed to noncontrolling interests and had no significant effect on the amounts of income or loss attributable to Aimco or the Aimco Operating Partnership during the year ended December 31, 2012.
Income Tax Benefit
Certain of our operations or a portion thereof, including property management, asset management and risk management are conducted through TRS entities. Income taxes related to the results of continuing operations of our TRS entities (before gains on dispositions) are included in income tax benefit in our consolidated statements of operations.
Prior to December 15, 2014, the interests in our tax credit business were owned through TRS entities. On December 15, 2014, our TRS entities sold the interests held in our tax credit business to the Aimco Operating Partnership. Through the date of sale the income resulting from these interests was subject to income taxes. The Federal tax liabilities resulting from the sale were substantially offset through the utilization of net operating loss carry forwards and historic and other tax credits. In accordance with GAAP applicable to income tax accounting for intercompany transactions, net tax expense associated with the sale, totaling $6.5 million, has been deferred within our consolidated balance sheet, and will be recognized in earnings as the assets of the tax credit business affect our GAAP income or loss, through depreciation, impairment losses, or sales to third party entities. Subsequent to the sale of the tax credit business, the income resulting from interests held in the tax credit business will not result in Federal income tax liability to the Aimco Operating Partnership.
For the year ended December 31, 2014, compared to the year ended December 31, 2013, income tax benefit increased by $18.1 million, from $2.0 million to $20.0 million, primarily due to a $7.6 million increase in our tax benefit associated with historic tax credits earned from the redevelopment of our Lincoln Place apartment community as well as an increase in taxable losses recognized by our TRS entities.
For the year ended December 31, 2013, compared to the year ended December 31, 2012, income tax benefit increased by $1.1 million, from $0.9 million to $2.0 million, primarily due to a $3.9 million tax benefit associated with historical tax credits earned from the redevelopment of our Lincoln Place apartment community, partially offset by an increase in income tax expense resulting from taxable income earned by our TRS entities.

Income from Discontinued Operations, Net
As discussed in Note 12 to the condensed consolidated financial statements in Item 8, effective January 1, 2014, we adopted ASU 2014-08, which generally eliminates the requirement that we classify within discontinued operations the results of operations and any gain or loss on sale related to apartment communities sold or classified as held for sale commencing in 2014. Based on the prospective application of the new accounting standard, the net earnings for any consolidated apartment communities sold through December 31, 2013, will continue to be included within income from discontinued operations. The components of net earnings that were classified as discontinued operations included all property-related revenues and operating expenses, depreciation expense recognized prior to the sale, property-specific interest expense and debt extinguishment gains and losses to the extent there was debt on the apartment community. In addition, any impairment losses on assets sold or held for sale and the net gain or loss on the disposal of apartment communities held for sale are reported in discontinued operations for the year ended December 31, 2014.
For the years ended December 31, 2013 and 2012, income from discontinued operations totaled $203.2 million and $214.1 million, respectively. The $10.9 million decrease in income from discontinued operations was principally due to a $23.2 million decrease in gain on dispositions of real estate, net of income taxes, with the balance of the change resulting from an increase in operating income, net of interest expense, due to the timing and composition of sales.
During the year ended December 31, 2013, we sold 29 consolidated apartment communities for an aggregate sales price of $515.8 million, resulting in net proceeds of $233.1 million and a net gain of approximately $200.6 million (which is net of $11.8 million of related income taxes). During the year ended December 31, 2012, we sold 75 consolidated apartment communities for an aggregate sales price of $719.0 million, resulting in net proceeds of $289.9 million and a net gain of approximately $223.8 million (which is net of $10.7 million of related income taxes).
Gain on Dispositions of Real Estate, Net of Tax
As discussed above, commencing in 2014, the results of operations (both for current and prior periods) and gain or loss on sale for apartment communities sold or classified as held are no longer required to be classified within income from discontinued operations. During the year ended December 31, 2014, we sold 30 consolidated apartment communities for an aggregate sale price of $735.6 million, resulting in net proceeds of $456.6 million, and a net gain of $288.6 million (which is net of $36.1 million of related income taxes). The net gains recognized related to apartment communities sold during the years ended December 31, 2013 and 2012, are presented within income from discontinued operations.
Net operating income, or NOI, capitalization rate and FCF capitalization rate are common benchmarks used in the real estate industry for relative comparison of real estate valuations, including for apartment community sales. We calculate NOI capitalization rates using an apartment community’s trailing twelve month net operating income prior to sale, less a management fee equal to 3% of revenue, divided by gross proceeds. FCF represents an apartment community’s NOI less $1,200 of assumed capital spending per apartment home required to maintain the condition of the apartment community, and the FCF capitalization rate represents the rate of return generated by the FCF from the apartment community divided by the gross proceeds from its sale. The NOI capitalization rates and FCF capitalization rates for our conventional and affordable apartment community sales during the years ended December 31, 2014, 2013 and 2012, were as follows:

	2014	2013	2012
NOI capitalization rate:
Conventional	6.8%	7.6%	6.2%
Affordable	6.3%	5.8%	8.3%
FCF capitalization rate:
Conventional	5.3%	5.8%	4.8%
Affordable	5.3%	4.8%	5.7%
Noncontrolling Interests in Consolidated Real Estate Partnerships
Noncontrolling interests in consolidated real estate partnerships reflects the results of our consolidated real estate partnerships allocated to the owners who are not affiliated with Aimco. The amounts of income or loss of our consolidated real estate partnerships that we allocate to owners not affiliated with Aimco include their share of property management fees, interest on notes and other amounts that we charge to these partnerships.
For the years ended December 31, 2014 and 2013, we allocated net income of $24.6 million and $12.5 million, respectively, to noncontrolling interests in consolidated real estate partnerships, an increase of $12.1 million. Income allocable to noncontrolling interests in the legacy asset management business increased by $19.5 million, primarily due to the sales of interests in or dissolution of partnerships (see Note 3 to the consolidated financial statements in Item 8). The amounts of net income allocated to noncontrolling interests in other Aimco apartment communities decreased by $7.4 million, primarily due to a reduction in the amount of allocatable gains.
For the years ended December 31, 2013 and 2012, we allocated net income of $12.5 million and $51.2 million, respectively, to noncontrolling interests in consolidated real estate partnerships, a decrease of $38.7 million. This decrease was primarily due to a $29.0 million reduction in the noncontrolling interest partners’ share of income from continuing operations, approximately $20.6 million of which was associated with sales of interests in or dissolution of partnerships held by the legacy asset management business, resulting in the derecognition of residual noncontrolling interests balances related to these partnerships (see Note 3 to the consolidated financial statements in Item 8). Income attributable to noncontrolling interests also reflects a decrease of $9.7 million of income from discontinued operations resulting primarily from decreases in gains on dispositions of real estate.
Noncontrolling Interests in Aimco Operating Partnership
In Aimco’s consolidated financial statements, noncontrolling interests in Aimco Operating Partnership reflects the results of the Aimco Operating Partnership that are allocated to the holders of OP Units. The amount of the Aimco Operating Partnership’s income allocated to holders of preferred OP Units is equal to the amount of distributions they receive, which totaled $6.5 million, $6.4 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Aimco allocates the Aimco Operating Partnership’s income or loss to the holders of common OP Units and equivalents based on the weighted average number of these units (including those held by Aimco) outstanding during the period.
For the years ended December 31, 2014, 2013 and 2012, income allocated to common noncontrolling interests in the Aimco Operating Partnership were $15.8 million and $11.6 million and $5.2 million, respectively.
Net Income Attributable to Aimco Preferred Stockholders and the Aimco Operating Partnership’s Preferred Unitholders
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders increased by $5.1 million and $5.2 million, respectively, during the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the issuance during May 2014 of $125.0 million of preferred securities.
Net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders decreased significantly during the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to the redemption of $600.9 million of preferred securities during 2012. See Notes 9 and 10 to the consolidated financial statements in Item 8 for further discussion of our preferred securities.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an apartment community may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the apartment community. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the apartment community.
From time to time, we have non-revenue producing apartment communities that we hold for future redevelopment. We assess the recoverability of the carrying amount of these redevelopment apartment communities by comparing our estimate of undiscounted future cash flows based on the expected service potential of the redevelopment apartment community upon completion to the carrying amount. In certain instances, we use a probability-weighted approach to determine our estimate of undiscounted future cash flows when alternative courses of action are under consideration.
Our portfolio strategy is to sell each year the lowest-rated 5% to 10% of our portfolio and to reinvest the proceeds from such sales in redevelopment and acquisition of higher-quality apartment communities. As we execute this strategy, we evaluate alternatives to sell or reduce our interest in apartment communities that do not align with our long-term investment strategy, although there is no assurance that we will sell or reduce our investment in such apartment communities during the desired timeframe. For any apartment communities that are sold or meet the criteria to be classified as held for sale during the next twelve months, the reduction in the estimated holding period for these apartment communities may result in impairment losses.

Capitalized Costs
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment, development and construction projects, other tangible apartment community improvements and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment, development and construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get apartment communities ready for their intended use are in progress. This includes when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. We charge to property operating expense, as incurred, costs including ordinary repairs, maintenance and resident turnover costs. Refer to the discussion of investing activities within the Liquidity and Capital Resources section for a summary of costs capitalized during the periods presented.
Funds From Operations and Adjusted Funds From Operations
Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers or other personal property. The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income or loss computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to Aimco common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock, and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.
In addition to FFO, we compute Pro forma FFO and Adjusted FFO, or AFFO, which are also non-GAAP financial measures that we believe are helpful to investors in understanding our performance. Pro forma FFO represents FFO attributable to Aimco common stockholders (diluted), excluding preferred equity redemption-related amounts (adjusted for noncontrolling interests). Preferred equity redemption-related amounts (gains or losses) are items that periodically affect our operating results and we exclude these items from our calculation of Pro forma FFO because such amounts are not representative of our operating performance. AFFO represents Pro forma FFO reduced by Capital Replacements (also adjusted for noncontrolling interests), which represents our estimation of the capital additions required to maintain the value of our portfolio during our ownership period. When we make capital additions at an apartment community, we evaluate whether the additions enhance the value, profitability or useful life of an asset as compared to its condition at the time we purchased the asset. We classify as Capital Improvements those capital additions that meet these criteria and we classify as Capital Replacements those that do not. AFFO is a key financial indicator we use to evaluate our operational performance and is used to help determine the amounts of our dividend payments.
FFO, Pro forma FFO and AFFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these same measures. Additionally, computation of AFFO is subject to definitions of capital spending, which are subjective. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. For the years ended December 31, 2014, 2013 and 2012, Aimco’s FFO, Pro forma FFO and AFFO are calculated as follows (in thousands):

	2014	2013	2012
Net income attributable to Aimco common stockholders (1)	$300,220	$203,673	$82,146
Adjustments:
Depreciation and amortization, net of noncontrolling partners’ interest	275,175	282,235	310,047
Depreciation and amortization related to non-real estate assets, net of noncontrolling partners’ interest	(9,627)	(11,273)	(13,000)
Gain on dispositions and other, net of income taxes and noncontrolling partners’ interest	(265,358)	(19,321)	(15,399)
Provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	2,197	—	7,263
Discontinued operations:
Gain on dispositions of real estate, net of income taxes and noncontrolling partners’ interest	—	(165,061)	(185,107)
(Recovery of) provision for impairment losses related to depreciable real estate assets, net of noncontrolling partners’ interest	—	(855)	14,517
Depreciation of rental property, net of noncontrolling partners’ interest	—	13,349	35,621
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments (2)	(777)	(5,346)	(9,127)
Amounts allocable to participating securities	(5)	(377)	(503)
FFO attributable to Aimco common stockholders – diluted	$301,825	$297,024	$226,458
Preferred equity redemption related amounts	—	—	22,626
Common noncontrolling interests in Aimco Operating Partnership’s share of above adjustments	—	—	(1,341)
Amounts allocable to participating securities	—	—	(87)
Pro forma FFO attributable to Aimco common stockholders – diluted	$301,825	$297,024	$247,656
Capital Replacements, net of common noncontrolling interests in Aimco Operating Partnership and participating securities	(56,051)	(75,067)	(66,722)
AFFO attributable to Aimco common stockholders – diluted	$245,774	$221,957	$180,934

Weighted average common shares outstanding – diluted (earnings per share)	146,002	145,532	134,479
Dilutive common share equivalents	—	—	264
Weighted average common shares outstanding – diluted (FFO, Pro forma FFO and AFFO) (3)	146,002	145,532	134,743

(1)	Represents the numerator for calculating Aimco’s earnings per common share in accordance with GAAP (see Note 13 to the consolidated financial statements in Item 8).

(2)	During the years ended December 31, 2014, 2013 and 2012, the Aimco Operating Partnership had outstanding 7,723,822, 7,965,431 and 8,134,774 common OP Units and equivalents.

(3)	Represents the denominator for Aimco’s earnings per common share – diluted, calculated in accordance with GAAP, plus common share equivalents that are dilutive for FFO, Pro forma FFO and AFFO.
For the year ended December 31, 2014 as compared to the 2013, Pro forma FFO increased 1% (on a diluted per share basis) primarily as a result of improved property operating results and increased contribution from redevelopment communities offset by the loss of income from apartment communities that were sold. For the same period, AFFO increased 10% (on a diluted per share basis), as a result of the Pro forma FFO growth as well as a decrease in Capital Replacements spending as a percentage of net operating income. As we concentrate our investment capital in higher quality, higher price-point apartment communities, Capital Replacements decline as a percentage of net operating income. Refer to the Liquidity and Capital Resources section for further information regarding our Capital Replacements and other capital investing activities.
The Aimco Operating Partnership does not separately compute or report FFO, Pro forma FFO or AFFO. However, based on Aimco’s method for allocation of amounts of FFO, Pro forma FFO and AFFO to noncontrolling interests in the Aimco Operating Partnership, as well as the limited differences between Aimco’s and the Aimco Operating Partnership’s net income amounts during the periods presented, FFO, Pro forma FFO and AFFO amounts on a per unit basis for the Aimco Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for Aimco.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from sales of apartment communities, proceeds from refinancings of existing property debt, borrowings under new property debt, borrowings under our Credit Agreement and proceeds from equity offerings.
Our principal uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners and acquisitions of, and investments in, apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our Credit Agreement for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, such as debt maturities and apartment community acquisitions, through long-term borrowings, primarily non-recourse, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations.
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders are active in the market. However, any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property debt. However, if financing options become unavailable for our further debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from asset dispositions.
At December 31, 2014, we had $29.0 million in cash and cash equivalents and $91.4 million of restricted cash, decreases of $26.8 million and $35.6 million, respectively, from December 31, 2013. Restricted cash primarily consists of reserves and escrows held by lenders for bond sinking funds, capital additions, property taxes and insurance, and escrows related to resident security deposits.
The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows in Item 8.
Operating Activities
For the year ended December 31, 2014, our net cash provided by operating activities of $321.4 million was primarily related to operating income from our consolidated apartment communities, which is affected primarily by rental rates, occupancy levels and operating expenses related to our portfolio of apartment communities, in excess payments of operating accounts payable and accrued liabilities. Cash provided by operating activities for the year ended December 31, 2014, decreased by $4.2 million as compared to the year ended December 31, 2013, primarily due to a decrease in the net operating income of apartment communities we sold during 2014 and 2013 and the repayment in 2013 of accrued interest related to the property loans receivable discussed in Note 3 to the consolidated financial statements in Item 8. These decreases in cash provided by operating activities were partially offset by an increase in the net operating income of apartments communities in our retained portfolio, primarily due to improved operating results as well as increased contribution from redevelopment apartment communities, and a decrease in cash paid for interest, primarily due to the expansion of our pool of unencumbered apartment communities.
Investing Activities
For the year ended December 31, 2014, our net cash provided by investing activities of $13.7 million consisted primarily of proceeds from dispositions of real estate, substantially offset by capital expenditures and purchases of real estate. Capital expenditures totaled $367.3 million, $350.3 million and $270.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from apartment community sales.
We categorize our capital spending broadly into six primary categories:

•	capital replacements, which represent capital additions made to replace capital assets consumed during our ownership;

•	capital improvements, which are non-redevelopment capital additions that are made to enhance the value, profitability or useful life of an asset from its original purchase condition;

•
property upgrades, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials designed to reduce turnover costs, all of which are generally lesser in scope than redevelopment additions and do not significantly disrupt property operations;

•
redevelopment additions, which represent capital additions intended to enhance the value of the apartment community through the ability to generate higher average rental rates, and may include costs related to entitlement, which enhance the value of a community through increased density, and costs related to renovation of exteriors, common areas or apartment homes;

•	development additions, which represent construction and related capitalized costs associated with our ground-up development projects; and

•	casualty replacements spending, which represent capitalized costs incurred in connection with the restoration of an asset after a casualty event such as a hurricane, tornado or flood.
We exclude from these measures the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period. A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flow for the year ended December 31, 2014, 2013 and 2012, are presented below (dollars in thousands):

	2014	2013	2012
Capital Replacements	$50,660	$67,274	$51,400
Capital Improvements	25,395	56,803	33,474
Property Upgrades	50,160	37,629	41,282
Redevelopment additions	181,951	178,261	100,063
Development additions	46,928	15,898	—
Casualty replacements	7,997	7,163	9,897
Total capital additions	363,091	363,028	236,116
Plus: additions related to apartment communities sold or held for sale	4,363	13,010	35,987
Consolidated capital additions	367,454	376,038	272,103
Plus: net change in accrued capital spending	(130)	(25,700)	(1,893)
Capital expenditures per consolidated statement of cash flows	$367,324	$350,338	$270,210
For the years ended December 31, 2014, 2013 and 2012, we capitalized $14.2 million, $17.6 million and $16.6 million of interest costs, respectively, and $29.2 million, $33.2 million and $33.7 million of other direct and indirect costs, respectively.
Redevelopment and Development
We invest in the redevelopment of certain apartment communities in superior locations and have undertaken a range of redevelopment projects: from those in which buildings or exteriors are renovated without the need to vacate apartment homes; to those in which significant renovation of apartment homes may be accomplished upon lease expiration and turnover; and to those in which an entire building or community is wholly vacated. We execute certain of our redevelopment projects using a phased approach, where we renovate portions of an apartment community in stages, which allows additional flexibility of project costs and the ability to tailor our product offerings to customer response and rent achievement. In addition, we undertake ground-up development, either directly in connection with the redevelopment of an existing apartment community or, on a more limited basis, at a new location with a third party development partner with expertise in the local market.
During the year ended December 31, 2014, we completed two redevelopment projects as expected, at Pacific Bay Vistas, in San Bruno, California, and at The Palazzo at Park La Brea, in Los Angeles, California. Information regarding our ongoing redevelopment and development projects at December 31, 2014, are presented below (dollars in millions):

				Schedule
	Total Number of Apartment Homes at Completion	Estimated Net Investment	Inception-to-Date Net Investment	Construction Start	Initial Occupancy	Construction Complete	Stabilized Occupancy
Redevelopment
2900 on First Apartments	135	$15.2	$10.4	1Q 2014	1Q 2014	2Q 2015	1Q 2015
The Sterling	536	36.0	21.2	Multiple	Multiple	3Q 2015	4Q 2015
Lincoln Place	795	365.0	357.8	Multiple	Multiple	1Q 2015	2Q 2015
The Preserve at Marin	126	125.5	118.8	4Q 2012	1Q 2014	1Q 2015	2Q 2015
Ocean House on Prospect	53	14.8	2.3	4Q 2014	3Q 2015	4Q 2015	1Q 2016
Park Towne Place	954	60.0	7.9	Multiple	3Q 2015	3Q 2016	2Q 2016
Development
One Canal Street	310	190.0	62.8	4Q 2013	1Q 2016	2Q 2016	2Q 2017
Total	2,909	$806.5	$581.2

2900 on First Apartments
During the year ended December 31, 2014, we started the redevelopment of our 2900 on First community in Seattle, Washington. This redevelopment includes the renovation of all 135 apartment homes, a new fitness center, a redesigned courtyard to include a dog park, resident lounge and BBQ area, and other building interior and commercial space upgrades. During the year ended December 31, 2014, we invested $10.4 million in the project.
The Sterling
During the year ended December 31, 2014, we completed the redevelopment of 69 apartment homes on three floors of The Sterling, located in Center City, Philadelphia, Pennsylvania. Renovation of the common areas and commercial space continues and we invested $17.7 million in the project during 2014. In addition, during the year ended December 31, 2014, we approved the redevelopment of four additional floors with 105 apartment homes for an additional investment of approximately $11 million. Depending on the success of this next phase and other investment alternatives, we may continue to redevelop additional apartment homes at The Sterling. Should we elect to redevelop all 536 apartment homes, the total investment, including the work to date and in progress described above, could be between $70 and $80 million over the next several years.
Lincoln Place
Construction is nearing completion at our largest redevelopment project, Lincoln Place, in Venice, California and as of year-end 589 of the 767 completed apartment homes were occupied. For project return purposes, our investment in Lincoln Place includes $25 million of historic tax and other credits expected to be earned in connection with the redevelopment. During the year ended December 31, 2014, we invested $62.9 million (net of historic tax credits) in the redevelopment of Lincoln Place. The investment in Lincoln Place is funded primarily by a $190.1 million non-recourse property loan, of which $14.9 million was available to draw at December 31, 2014. We expect to complete construction at Lincoln Place during the three months ending March 31, 2015.
The Preserve at Marin
Construction is also nearing completion at The Preserve at Marin, in Corte Madera, California. During the year ended December 31, 2014, we invested $37.0 million in the redevelopment and 59 of the 72 completed apartment homes at The Preserve at Marin were occupied as of December 31, 2014. We expect to complete construction at The Preserve at Marin during the three months ending March 31, 2015.
Ocean House on Prospect
During the year ended December 31, 2014, we approved a new redevelopment project at Ocean House on Prospect in La Jolla, California. The $14.8 million redevelopment of Ocean House on Prospect includes renovation of all apartment homes, common areas, exteriors and amenities. During construction, we expect to combine some apartment homes so that the community, at completion, will include 53 apartment homes. In order to facilitate the extensive construction activity, we de-leased the building during late 2014. During the year ended December 31, 2014, we invested $2.3 million in the redevelopment of Ocean House on Prospect.

Park Towne Place
During the second half of 2014, we completed a multi-phase capital project at Park Towne Place in Philadelphia, Pennsylvania, in anticipation of subsequent redevelopment, which is now underway. We expect to redevelop Park Towne Place in several phases, the first of which includes renovating existing commercial space, upgrading common areas and amenities, and redeveloping one of the four residential towers. During construction, we expect to combine some apartment homes in this 234-apartment home building so that the tower, at completion, will include 229 apartment homes. In order to facilitate the extensive construction activity, we de-leased the one tower late in 2014. Depending on the success of this initial phase and other investment alternatives, we may redevelop additional apartment homes at Park Towne Place. Should we elect to redevelop the other three residential towers, the net investment in Park Towne Place, including the work described above, could be between $148 and $160 million, reflecting a gross investment of $180 to $195 million reduced by $32 to $35 million of historic tax credits. During the year ended December 31, 2014, we invested $7.9 million in the redevelopment of Park Towne Place and for the purpose of calculating project return, our estimated net investment in Park Towne Place of $60 million represents total estimated capital costs of $71 million, reduced by $11 million of historic tax credits expected to be earned in connection with the redevelopment.
One Canal Street
During the year ended December 31, 2014, we invested $46.9 million in the development of One Canal Street in Boston, Massachusetts. One Canal Street will include 310 apartment homes and 22,000 square feet of commercial space. We expect completion of construction during the three months ending June 30, 2016, with lease-up to begin during the three months ending March 31, 2016. The investment in One Canal Street is funded in part by a $114.0 million non-recourse property loan, of which $87.0 million was available to draw at December 31, 2014.
Financing Activities
For the year ended December 31, 2014, our net cash used in financing activities of $361.9 million was primarily attributed to principal payments on property loans, dividends paid to common security holders and distributions paid to noncontrolling interests, partially offset by proceeds from our issuance of preferred securities and proceeds from property loans.
Principal payments on property loans during the year totaled $513.6 million, and included $82.6 million of scheduled principal amortization, $205.6 million related to the expansion of our unencumbered asset pool, and the remainder primarily related to debt payoffs in connection with dispositions. We like the discipline of financing our investments in real estate through the use of amortizing, fixed-rate property debt, as the amortization gradually reduces our leverage, reduces our refunding risk and the fixed-rate provides a hedge against increases in interest rates. Our net cash used in financing activities also includes $209.0 million of payments to equity holders, as further detailed in the table below.
During the year, we also generated $123.6 million of proceeds from our issuance of preferred equity, which is perpetual and therefore not subject to mandatory refunding, and $188.5 million of proceeds from property loans, which were predominantly used to fund part of our investments in real estate, including acquisitions, redevelopment and development.
Equity and Partners’ Capital Transactions
The following table presents our dividend and distribution activity during the year ended December 31, 2014 (dollars in thousands):

2014
Cash distributions paid by Aimco and the Aimco Operating Partnership to holders of noncontrolling interests in consolidated real estate partnerships	$(35,555)
Cash distributions paid by the Aimco Operating Partnership to preferred unitholders (1)	(13,482)
Cash distributions paid by the Aimco Operating Partnership to common unitholders (2)	(160,010)
Cash dividends paid by Aimco to preferred stockholders	(7,073)
Cash dividends paid by Aimco to common stockholders	(152,002)

(1)	$7.1 million represented distributions to Aimco, and $6.4 million represented distributions paid to holders of OP Units.

(2)	$152.0 million represented distributions to Aimco, and $8.0 million represented distributions paid to holders of OP Units.

The following table summarizes Aimco’s issuance of shares of its Class A Cumulative Preferred Stock and Class Z Cumulative Preferred Stock during the year ended December 31, 2014 (dollars in thousands, except per share amounts):

	Class A Cumulative Preferred Stock	Class Z Cumulative Preferred Stock
Number of shares of preferred stock issued	5,000,000	117,400
Price to public per share	$25.00	$25.65
Underwriting discounts, commissions and transaction costs per share	$0.85	$0.51
Net proceeds per share	$24.15	$25.14
Net proceeds to Aimco	$120,757	$2,901
Issuance costs (primarily underwriting commissions) recognized as an adjustment of additional paid-in capital	$4,350	$110

In connection with these preferred stock issuances, Aimco contributed the net proceeds to the Aimco Operating Partnership in exchange for an equal number of the corresponding class of partnership preferred units.
During the year ended December 31, 2014, Aimco purchased shares of its Series A Community Reinvestment Act Preferred Stock, or CRA Preferred Stock, with a $10.0 million liquidation preference for $9.5 million. In connection with Aimco’s purchase of this preferred stock, the Aimco Operating Partnership purchased from Aimco an equal number of the corresponding class of partnership preferred units.
Pursuant to ATM offering programs active at December 31, 2014, Aimco has the capacity to issue up to 3.5 million shares of its Common Stock and 3.4 million shares of its Class Z Cumulative Preferred Stock. In the event of any such issuances, Aimco would contribute the net proceeds to the Aimco Operating Partnership in exchange for a number of common OP Units or Class Z Partnership Preferred Units, as the case may be, equal to the number of shares issued and sold. Additionally, the Aimco Operating Partnership and Aimco have a shelf registration statement that provides for the issuance of debt securities by the Aimco Operating Partnership and equity securities by Aimco.
As discussed in Note 16 to the consolidated financial statements in Item 8, during January 2015, Aimco completed a public offering resulting in the sale of 9,430,000 shares of its Common Stock, par value $0.01 per share, in an underwritten public offering, generating net proceeds of approximately $367.0 million.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
Using the proceeds from this offering, in January 2015, we repaid the outstanding balance on our Credit Agreement and provided the required notification to redeem the remaining outstanding shares of Aimco’s CRA Preferred Stock at its liquidation preference of $27.0 million.
Contractual Obligations
This table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments as of December 31, 2014 (amounts in thousands):

	Total	Less than One Year	2-3 Years	4-5 Years	More than Five Years
Long-term debt (1)	$4,051,058	$216,882	$946,693	$909,945	$1,977,538
Interest related to long-term debt (2)	1,325,376	207,175	355,133	263,393	499,675
Office space lease obligations	8,438	2,855	4,742	841	—
Ground lease obligations (3)	26,127	973	1,947	1,947	21,260
Construction obligations (4)	223,084	107,869	115,215	—	—
Total	$5,634,083	$535,754	$1,423,730	$1,176,126	$2,498,473

(1)	Includes scheduled principal amortization and maturity payments related to our long-term debt, inclusive of balances related to assets held for sale as of December 31, 2014.

(2)
Includes interest related to both fixed rate and variable rate debt, inclusive of balances related to assets held for sale as of December 31, 2014. Interest related to variable rate debt is estimated based on the rate effective at December 31, 2014. Refer to Note 5 to the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(3)	These ground leases mature in years ranging from 2037 to 2084.

(4)
Represents estimated obligations pursuant to construction contracts related to our development, redevelopment and other capital projects. Refer to Note 7 to the consolidated financial statements in Item 8 for additional information regarding these obligations.

In addition to the amounts presented in the table above, at December 31, 2014, we were obligated to make dividend payments on $186.8 million (liquidation value) of perpetual preferred stock outstanding with a weighted average annual dividend yield of 6.1% and distribution payments on $87.9 million (liquidation value) of redeemable preferred OP Units of the Aimco Operating Partnership outstanding with annual distribution yields ranging from 1.8% to 8.8%.
Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Future Capital Needs
In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions, redevelopment and development projects, Capital Improvements and Capital Replacements principally with proceeds from apartment community sales (including tax-free exchange proceeds), short-term borrowings, debt and equity financing and operating cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is to the availability of property debt or other cash sources to refund maturing property debt and to changes in base interest rates and credit risk spreads. Our liabilities are not subject to any other material market rate or price risks. We use predominantly long-term, fixed-rate non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and acquisitions and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt or equity financings. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.
As of December 31, 2014, on a consolidated basis, we had approximately $232.5 million of variable-rate indebtedness outstanding and $27.0 million of variable rate preferred securities outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would result in our net income and the amount of net income attributable to our common security holders (including Aimco common stockholders and the Aimco Operating Partnership’s common unitholders) being reduced (or the amounts of net loss and net loss attributable to our common equity holders being increased) by approximately $2.0 million and $2.1 million, respectively, on an annual basis.
At December 31, 2014, we had approximately $120.4 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates and may mitigate the effect of an increase in variable rates on our variable-rate indebtedness and preferred stock discussed above.
We estimate the fair value for our debt instruments as described in Note 6 to the consolidated financial statements in Item 8. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4,350.3 million at December 31, 2014. The combined carrying value of our consolidated debt was approximately $4,135.1 million at December 31, 2014. If market rates for our fixed-rate debt were higher by 100 basis points with constant credit risk spreads, the estimated fair value of our debt discussed above would have decreased from $4,350.3 million to $4,196.8 million. If market rates for our debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of our fixed-rate debt would have increased from $4,350.3 million to $4,514.0 million.
Item 8. Financial Statements and Supplementary Data
The independent registered public accounting firm’s reports, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See “Index to Financial Statements” on page F-1 of this Annual Report.
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
Management’s Report on Internal Control Over Financial Reporting
Aimco’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Aimco’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2014, Aimco’s internal control over financial reporting is effective.
Aimco’s independent registered public accounting firm has issued an attestation report on Aimco’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in Aimco’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, Aimco’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Apartment Investment and Management Company
We have audited Apartment Investment and Management Company’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Denver, Colorado
February 26, 2015

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Aimco Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Aimco Operating Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2014, the Aimco Operating Partnership’s internal control over financial reporting is effective.
The Aimco Operating Partnership’s independent registered public accounting firm has issued an attestation report on the Aimco Operating Partnership’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the Aimco Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Aimco Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Partners of
AIMCO Properties, L.P.
We have audited AIMCO Properties, L.P.’s (the “Partnership”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP

Denver, Colorado
February 26, 2015

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Each member of the board of directors of Aimco also is a director of the general partner of the Aimco Operating Partnership. The officers of Aimco are also the officers of the general partner of the Aimco Operating Partnership and hold the same titles. The information required by this item for both Aimco and the Aimco Operating Partnership is presented jointly under the captions “Board of Directors and Executive Officers,” “Corporate Governance Matters - Code of Ethics,” “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters - Nominating and Corporate Governance Committee,” “Corporate Governance Matters - Audit Committee” and “Corporate Governance Matters - Audit Committee Financial Expert” in the proxy statement for Aimco’s 2015 annual meeting of stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is presented under the captions “Compensation Discussion & Analysis,” “Compensation and Human Resources Committee Report to Stockholders,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2014,” “Outstanding Equity Awards at Fiscal Year End 2014,” “Option Exercises and Stock Vested in 2014,” “Potential Payments Upon Termination or Change in Control” and “Corporate Governance Matters - Director Compensation” in the proxy statement for Aimco’s 2015 annual meeting of stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, for both Aimco and the Aimco Operating Partnership, is presented under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for Aimco’s 2015 annual meeting of stockholders and is incorporated herein by reference. In addition, as of February 20, 2015, Aimco, through its consolidated subsidiaries, held 95.3% of the Aimco Operating Partnership’s common partnership units outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is presented under the caption “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Independence of Directors” in the proxy statement for Aimco’s 2015 annual meeting of stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item is presented under the caption “Principal Accountant Fees and Services” in the proxy statement for Aimco’s 2015 annual meeting of stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	The Exhibit Index is incorporated herein by reference.
INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

3.1	Charter (Exhibit 3.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, is incorporated herein by this reference)
3.2	Amended and Restated Bylaws (Exhibit 3.2 to Aimco’s Current Report on Form 8-K dated February 2, 2010, is incorporated herein by this reference)
10.1
Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 29, 1994, as amended and restated as of February 28, 2007 (Exhibit 10.1 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by this reference)

10.2
First Amendment to Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2007 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2007, is incorporated herein by this reference)

10.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 30, 2009 (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, is incorporated herein by this reference)

10.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of September 2, 2010 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 3, 2010, is incorporated herein by this reference)

10.5
Fourth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of July 26, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated July 26, 2011, is incorporated herein by this reference)

10.6
Fifth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of August 24, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated August 24, 2011, is incorporated herein by this reference)

10.7
Sixth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of December 31, 2011 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 31, 2011, is incorporated herein by this reference)

10.8
Seventh Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of May 13, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated May 15, 2014, is incorporated herein by this reference)

10.9
Eighth Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of the Aimco Operating Partnership, dated as of October 31, 2014 (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated November 4, 2014, is incorporated herein by this reference)

10.10
Senior Secured Credit Agreement, dated as of December 13, 2011, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the lenders from time to time party thereto, KeyBank National Association, as administrative agent, swing line lender and a letter of credit issuer, Wells Fargo Bank, N.A., as syndication agent and Bank of America, N.A. and Regions Bank, as co-documentation agents (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 13, 2011, is incorporated herein by this reference)

10.11
First Amendment to Senior Secured Credit Agreement, dated as of April 5, 2013, by and among Aimco, the Aimco Partnership, AIMCO/Bethesda Holdings, Inc., Keybank National Association, as Agent for itself and the other lenders from time to time a party to the Senior Secured Credit Agreement (Exhibit 10.1 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, is incorporated herein by this reference)

10.12
Second Amendment to Credit Agreement and Joinder to Guaranty, dated as of September 30, 2013, among Aimco, the Aimco Operating Partnership, AIMCO/Bethesda Holdings, Inc., the guarantors party thereto, the lenders party thereto and KeyBank National Association, as administrative agent (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated September 30, 2013, is incorporated herein by this reference)

10.13
Master Indemnification Agreement, dated December 3, 2001, by and among Aimco, the Aimco Operating Partnership., XYZ Holdings LLC, and the other parties signatory thereto (Exhibit 2.3 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.14
Tax Indemnification and Contest Agreement, dated December 3, 2001, by and among Aimco, National Partnership Investments, Corp., and XYZ Holdings LLC and the other parties signatory thereto (Exhibit 2.4 to Aimco’s Current Report on Form 8-K, dated December 6, 2001, is incorporated herein by this reference)

10.15
Employment Contract executed on December 29, 2008, by and between the Aimco Operating Partnership and Terry Considine (Exhibit 10.1 to Aimco’s Current Report on Form 8-K, dated December 29, 2008, is incorporated herein by this reference)*

10.16
Apartment Investment and Management Company 1997 Stock Award and Incentive Plan (October 1999) (Exhibit 10.26 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by this reference)*

10.17
Form of Restricted Stock Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.11 to Aimco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, is incorporated herein by this reference)*

10.18
Form of Incentive Stock Option Agreement (1997 Stock Award and Incentive Plan) (Exhibit 10.42 to Aimco’s Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by this reference)*

10.19	2007 Stock Award and Incentive Plan (incorporated by reference to Appendix A to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
10.20	Form of Restricted Stock Agreement (Exhibit 10.2 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.21	Form of Non-Qualified Stock Option Agreement (Exhibit 10.3 to Aimco’s Current Report on Form 8-K, dated April 30, 2007, is incorporated herein by this reference)*
10.22	2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to Aimco’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 20, 2007)*
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Aimco
23.2	Consent of Independent Registered Public Accounting Firm - Aimco Operating Partnership
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco
31.3
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

31.4
Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership
32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Aimco Operating Partnership
99.1	Agreement re: disclosure of long-term debt instruments - Aimco
99.2	Agreement re: disclosure of long-term debt instruments - Aimco Operating Partnership
101
XBRL (Extensible Business Reporting Language). The following materials from Aimco’s and the Aimco Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive loss; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) financial statement schedule (3).

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.

(2)
The Commission file numbers for exhibits is 001-13232 (Aimco) and 0-24497 (the Aimco Operating Partnership), and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

(3)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 26, 2015

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Chairman of the Board and Chief Executive Officer
Date:	February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INVESTMENT AND MANAGEMENT COMPANY

AIMCO PROPERTIES, L.P.
By:AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Chairman of the Board and	February 26, 2015
Terry Considine	Chief Executive Officer (principal executive officer)

/s/ ERNEST M. FREEDMAN	Executive Vice President and	February 26, 2015
Ernest M. Freedman	Chief Financial Officer (principal financial officer)

/s/ PAUL BELDIN	Senior Vice President and	February 26, 2015
Paul Beldin	Chief Accounting Officer (principal accounting officer)

/s/ JAMES N. BAILEY	Director	February 26, 2015
James N. Bailey

/s/ THOMAS L. KELTNER	Director	February 26, 2015
Thomas L. Keltner

/s/ J. LANDIS MARTIN	Director	February 26, 2015
J. Landis Martin

/s/ ROBERT A. MILLER	Director	February 26, 2015
Robert A. Miller

/s/ KATHLEEN M. NELSON	Director	February 26, 2015
Kathleen M. Nelson

/s/ MICHAEL A. STEIN	Director	February 26, 2015
Michael A. Stein

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Apartment Investment and Management Company

We have audited the accompanying consolidated balance sheets of Apartment Investment and Management Company (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting of discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 26, 2015

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(In thousands, except share data)

	2014	2013
ASSETS
Buildings and improvements	$6,259,318	$6,332,723
Land	1,885,640	1,881,358
Total real estate	8,144,958	8,214,081
Less accumulated depreciation	(2,672,179)	(2,822,872)
Net real estate ($360,160 and $392,245 related to VIEs)	5,472,779	5,391,209
Cash and cash equivalents ($17,108 and $24,094 related to VIEs)	28,971	55,751
Restricted cash ($36,196 and $36,369 related to VIEs)	91,445	127,037
Other assets ($182,108 and $211,287 related to VIEs)	476,727	505,416
Assets held for sale	27,106	—
Total assets	$6,097,028	$6,079,413
LIABILITIES AND EQUITY
Non-recourse property debt ($336,471 and $355,372 related to VIEs)	$4,022,809	$4,337,785
Revolving credit facility borrowings	112,330	50,400
Total indebtedness	4,135,139	4,388,185
Accounts payable	41,919	43,161
Accrued liabilities and other ($135,644 and $140,910 related to VIEs)	279,077	287,595
Deferred income	81,882	107,775
Liabilities related to assets held for sale	28,969	—
Total liabilities	4,566,986	4,826,716
Preferred noncontrolling interests in Aimco Operating Partnership	87,937	79,953
Commitments and contingencies (Note 7)	—	—
Equity:
Perpetual Preferred Stock (Note 9)	186,126	68,114
Common Stock, $0.01 par value, 500,787,260 and 505,787,260 shares authorized, 146,403,274 and 145,917,387 shares issued/outstanding at December 31, 2014 and 2013, respectively	1,464	1,459
Additional paid-in capital	3,696,143	3,701,339
Accumulated other comprehensive loss	(6,456)	(4,602)
Distributions in excess of earnings	(2,649,542)	(2,798,853)
Total Aimco equity	1,227,735	967,457
Noncontrolling interests in consolidated real estate partnerships	233,296	233,008
Common noncontrolling interests in Aimco Operating Partnership	(18,926)	(27,721)
Total equity	1,442,105	1,172,744
Total liabilities and equity	$6,097,028	$6,079,413

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
REVENUES:
Rental and other property revenues	$952,831	$939,231	$916,742
Tax credit and asset management revenues	31,532	34,822	41,769
Total revenues	984,363	974,053	958,511
OPERATING EXPENSES:
Property operating expenses	373,316	375,672	374,347
Investment management expenses	7,310	4,341	12,008
Depreciation and amortization	282,608	291,910	325,173
Provision for real estate impairment losses	1,820	—	6,235
General and administrative expenses	44,195	45,708	49,602
Other expenses, net	12,764	7,403	12,130
Total operating expenses	722,013	725,034	779,495
Operating income	262,350	249,019	179,016
Interest income	6,878	17,943	13,265
Interest expense	(220,971)	(237,048)	(229,373)
Other, net	(829)	2,723	17,478
Income (loss) before income taxes and discontinued operations	47,428	32,637	(19,614)
Income tax benefit	20,047	1,959	858
Income (loss) from continuing operations	67,475	34,596	(18,756)
Income from discontinued operations, net of tax (Note 12)	—	203,229	214,117
Gain on dispositions of real estate, net of tax (Note 12)	288,636	—	—
Net income	356,111	237,825	195,361
Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(24,595)	(12,473)	(51,218)
Net income attributable to preferred noncontrolling interests in Aimco Operating Partnership	(6,497)	(6,423)	(6,496)
Net income attributable to common noncontrolling interests in Aimco Operating Partnership	(15,770)	(11,639)	(5,191)
Net income attributable to noncontrolling interests	(46,862)	(30,535)	(62,905)
Net income attributable to Aimco	309,249	207,290	132,456
Net income attributable to Aimco preferred stockholders	(7,947)	(2,804)	(49,888)
Net income attributable to participating securities	(1,082)	(813)	(422)
Net income attributable to Aimco common stockholders	$300,220	$203,673	$82,146
Earnings (loss) attributable to Aimco per common share – basic and diluted:
Income (loss) from continuing operations	$2.06	$0.29	$(0.60)
Income from discontinued operations	—	1.11	1.21
Net income	$2.06	$1.40	$0.61
Weighted average common shares outstanding – basic	145,639	145,291	134,479
Weighted average common shares outstanding – diluted	146,002	145,532	134,479

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net income	$356,111	$237,825	$195,361
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(2,306)	1,734	(2,581)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,685	1,678	1,673
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,192)	(4,188)	4,341
Other comprehensive (loss) income	(1,813)	(776)	3,433
Comprehensive income	354,298	237,049	198,794
Comprehensive income attributable to noncontrolling interests	(46,903)	(30,819)	(63,020)
Comprehensive income attributable to Aimco	$307,395	$206,230	$135,774

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Preferred Stock		Common Stock
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Total Aimco Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	24,906	$657,114	120,916	$1,209	$3,098,333	$(6,860)	$(2,841,467)	$908,329	$236,345	$1,144,674
Issuance of Preferred Stock	405	10,039	—	—	(221)	—	—	9,818	—	9,818
Redemption of Preferred Stock	(24,037)	(599,039)	—	—	20,727	—	(22,626)	(600,938)	—	(600,938)
Issuance of Common Stock	—	—	22,144	221	594,158	—	—	594,379	—	594,379
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(11,079)	(11,079)
Amortization of share-based compensation cost	—	—	36	—	5,223	—	—	5,223	—	5,223
Exercises of stock options	—	—	2,254	24	48,883	—	—	48,907	—	48,907
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2,928	2,928
Effect of changes in ownership for consolidated entities	—	—	—	—	(54,799)	—	—	(54,799)	1,559	(53,240)
Change in accumulated other comprehensive loss	—	—	—	—	—	3,318	—	3,318	115	3,433
Other, net	—	—	214	2	380	—	(380)	2	4,545	4,547
Net income	—	—	—	—	—	—	132,456	132,456	56,409	188,865
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(51,353)	(51,353)
Common Stock dividends	—	—	—	—	—	—	(104,006)	(104,006)	—	(104,006)
Preferred Stock dividends	—	—	—	—	—	—	(27,264)	(27,264)	—	(27,264)
Balances at December 31, 2012	1,274	68,114	145,564	1,456	3,712,684	(3,542)	(2,863,287)	915,425	239,469	1,154,894
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(3,085)	(3,085)
Amortization of share-based compensation cost	—	—	33	—	5,915	—	—	5,915	—	5,915
Exercises of stock options	—	—	44	—	993	—	—	993	—	993
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,630	1,630
Effect of changes in ownership for consolidated entities	—	—	—	—	(19,805)	—	—	(19,805)	2,130	(17,675)
Change in accumulated other comprehensive loss	—	—	—	—	—	(1,060)	—	(1,060)	284	(776)
Other, net	—	—	276	3	1,552	—	—	1,555	693	2,248
Net income	—	—	—	—	—	—	207,290	207,290	24,112	231,402
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(59,946)	(59,946)
Common Stock dividends	—	—	—	—	—	—	(140,052)	(140,052)	—	(140,052)
Preferred Stock dividends	—	—	—	—	—	—	(2,804)	(2,804)	—	(2,804)
Balances at December 31, 2013	1,274	68,114	145,917	1,459	3,701,339	(4,602)	(2,798,853)	967,457	205,287	1,172,744
Issuance of Preferred Stock	5,117	128,012	—	—	(4,460)	—	—	123,552	—	123,552
Repurchase of Preferred Stock	—	(10,000)	—	—	257	—	227	(9,516)	—	(9,516)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	(7,756)	(7,756)
Amortization of share-based compensation cost	—	—	33	—	6,139	—	—	6,139	—	6,139
Exercises of stock options	—	—	303	3	765	—	—	768	—	768
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	11,559	11,559
Effect of changes in ownership for consolidated entities	—	—	—	—	(8,097)	—	—	(8,097)	8,809	712
Change in accumulated other comprehensive loss	—	—	—	—	—	(1,854)	—	(1,854)	41	(1,813)
Other, net	—	—	150	2	200	—	—	202	(21)	181
Net income	—	—	—	—	—	—	309,249	309,249	40,365	349,614
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(43,914)	(43,914)
Common Stock dividends	—	—	—	—	—	—	(151,991)	(151,991)	—	(151,991)
Preferred Stock dividends	—	—	—	—	—	—	(8,174)	(8,174)	—	(8,174)
Balances at December 31, 2014	6,391	$186,126	146,403	$1,464	$3,696,143	$(6,456)	$(2,649,542)	$1,227,735	$214,370	$1,442,105
See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$356,111	$237,825	$195,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,608	291,910	325,173
Provision for real estate impairment losses	1,820	—	6,235
Other, net	829	(2,723)	(17,478)
Gain on dispositions of real estate, net of tax	(288,636)	—	—
Income tax benefit	(20,047)	(1,959)	(858)
Share-based compensation expense	5,781	5,645	4,871
Amortization of deferred loan costs and other	3,814	4,915	5,044
Discontinued operations:
Depreciation and amortization	—	16,372	41,577
Gain on disposition of real estate	—	(212,459)	(234,530)
Other adjustments to income from discontinued operations	—	10,019	27,854
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	9,039	4,592	30,716
Accounts payable, accrued liabilities and other	(29,895)	(28,541)	(67,138)
Total adjustments	(34,687)	87,771	121,466
Net cash provided by operating activities	321,424	325,596	316,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(284,041)	(51,291)	(89,716)
Capital expenditures	(367,324)	(350,338)	(270,210)
Proceeds from dispositions of real estate	640,044	357,314	484,904
Purchases of corporate assets	(8,479)	(10,863)	(7,818)
Purchase of West Harlem first mortgage property loans	—	(119,101)	—
Proceeds from repayment of West Harlem property loans and option value	—	215,517	—
Proceeds from sales of and distributions from unconsolidated real estate partnerships	—	—	31,192
Changes in restricted cash	26,315	3,003	(22,886)
Other investing activities	7,163	20,951	(13,799)
Net cash provided by investing activities	13,678	65,192	111,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	188,503	232,965	243,253
Principal repayments on non-recourse property debt	(513,599)	(472,276)	(447,792)
Net borrowings on revolving credit facility	61,930	50,400	—
Proceeds from issuance of Common Stock	—	—	594,379
Proceeds from issuance of Preferred Stock	123,551	—	—
Redemptions and repurchases of Preferred Stock	(9,516)	—	(600,938)
Proceeds from Common Stock option exercises	768	993	48,907
Payment of dividends to holders of Preferred Stock	(7,073)	(2,804)	(37,019)
Payment of dividends to holders of Common Stock	(152,002)	(140,052)	(104,006)
Payment of distributions to noncontrolling interests	(49,972)	(63,766)	(57,849)
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(16,775)	(57,008)
Other financing activities	(4,472)	(8,135)	(17,074)
Net cash used in financing activities	(361,882)	(419,450)	(435,147)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,780)	(28,662)	(6,653)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,751	84,413	91,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,971	$55,751	$84,413

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$231,887	$273,635	$294,423
Cash paid for income taxes	1,657	629	1,056
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with our acquisition of real estate	65,200	14,767	38,779
Non-recourse property debt assumed by buyer in connection with our disposition of real estate	58,410	126,663	208,134
Non-recourse, subordinate debt of the disposed legacy asset management business forgiven in connection with the disposition of real estate	—	8,149	15,019
Issuance of preferred OP Units in connection with acquisition of real estate	9,117	—	—
Other non-cash transactions:
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships	—	416	4,553

See notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
AIMCO Properties, L.P.

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method for reporting of discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Denver, Colorado
February 26, 2015

AIMCO PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(In thousands)

	2014	2013
ASSETS
Buildings and improvements	$6,259,318	$6,332,723
Land	1,885,640	1,881,358
Total real estate	8,144,958	8,214,081
Less accumulated depreciation	(2,672,179)	(2,822,872)
Net real estate ($360,160 and $392,245 related to VIEs)	5,472,779	5,391,209
Cash and cash equivalents ($17,108 and $24,094 related to VIEs)	28,971	55,751
Restricted cash ($36,196 and $36,369 related to VIEs)	91,445	127,037
Other assets ($182,108 and $211,287 related to VIEs)	476,727	505,416
Assets held for sale	27,106	—
Total assets	$6,097,028	$6,079,413
LIABILITIES AND EQUITY
Non-recourse property debt ($336,471 and $355,372 related to VIEs)	$4,022,809	$4,337,785
Revolving credit facility borrowings	112,330	50,400
Total indebtedness	4,135,139	4,388,185
Accounts payable	41,919	43,161
Accrued liabilities and other ($135,644 and $140,910 related to VIEs)	279,077	287,595
Deferred income	81,882	107,775
Liabilities related to assets held for sale	28,969	—
Total liabilities	4,566,986	4,826,716
Redeemable preferred units	87,937	79,953
Commitments and contingencies (Note 7)	—	—
Partners’ Capital:
Preferred units (Note 10)	186,126	68,114
General Partner and Special Limited Partner	1,041,609	899,343
Limited Partners	(18,926)	(27,721)
Partners’ capital attributable to the Aimco Operating Partnership	1,208,809	939,736
Noncontrolling interests in consolidated real estate partnerships	233,296	233,008
Total partners’ capital	1,442,105	1,172,744
Total liabilities and partners’ capital	$6,097,028	$6,079,413

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
As of December 31, 2014, 2013 and 2012
(In thousands, except per unit data)

	2014	2013	2012
REVENUES:
Rental and other property revenues	$952,831	$939,231	$916,742
Tax credit and asset management revenues	31,532	34,822	41,769
Total revenues	984,363	974,053	958,511
OPERATING EXPENSES:
Property operating expenses	373,316	375,672	374,347
Investment management expenses	7,310	4,341	12,008
Depreciation and amortization	282,608	291,910	325,173
Provision for real estate impairment losses	1,820	—	6,235
General and administrative expenses	44,195	45,708	49,602
Other expenses, net	12,764	7,403	12,130
Total operating expenses	722,013	725,034	779,495
Operating income	262,350	249,019	179,016
Interest income	6,878	17,943	13,265
Interest expense	(220,971)	(237,048)	(229,373)
Other, net	(829)	2,723	17,478
Income (loss) before income taxes and discontinued operations	47,428	32,637	(19,614)
Income tax benefit	20,047	1,959	858
Income (loss) from continuing operations	67,475	34,596	(18,756)
Income from discontinued operations, net of tax (Note 12)	—	203,229	214,117
Gain on dispositions of real estate, net of tax (Note 12)	288,636	—	—
Net income	356,111	237,825	195,361
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(24,595)	(12,473)	(51,218)
Net income attributable to the Aimco Operating Partnership	331,516	225,352	144,143
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(14,444)	(9,227)	(56,384)
Net income attributable to participating securities	(1,082)	(813)	(422)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$315,990	$215,312	$87,337
Earnings (loss) attributable to the Aimco Operating Partnership per common unit – basic and diluted:
Income (loss) from continuing operations	$2.06	$0.29	$(0.60)
Income from discontinued operations	—	1.11	1.21
Net income	$2.06	$1.40	$0.61
Weighted average common units outstanding – basic	153,363	153,256	142,614
Weighted average common units outstanding – diluted	153,726	153,497	142,614

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net income	$356,111	$237,825	$195,361
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(2,306)	1,734	(2,581)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,685	1,678	1,673
Unrealized (losses) gains on debt securities classified as available-for-sale	(1,192)	(4,188)	4,341
Other comprehensive (loss) income	(1,813)	(776)	3,433
Comprehensive income	354,298	237,049	198,794
Comprehensive income attributable to noncontrolling interests	(24,733)	(12,815)	(51,134)
Comprehensive income attributable to the Aimco Operating Partnership	$329,565	$224,234	$147,660

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the Partnership	Non - controlling Interests	Total Partners’ Capital
Balances at December 31, 2011	$657,114	$251,215	$(34,321)	$874,008	$270,666	$1,144,674
Issuance of preferred units to Aimco	10,039	(221)	—	9,818	—	9,818
Redemption of preferred units held by Aimco	(599,039)	(1,899)	—	(600,938)	—	(600,938)
Issuance of common partnership units to Aimco	—	594,379	—	594,379	—	594,379
Redemption of partnership units held by non-Aimco partners	—	—	(11,079)	(11,079)	—	(11,079)
Amortization of Aimco share-based compensation	—	5,223	—	5,223	—	5,223
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	48,907	—	48,907	—	48,907
Contributions from noncontrolling interests	—	—	—	—	2,928	2,928
Effect of changes in ownership for consolidated entities	—	(54,799)	10,022	(44,777)	(8,463)	(53,240)
Change in accumulated other comprehensive loss	—	3,318	199	3,517	(84)	3,433
Other, net	—	2	4,545	4,547	—	4,547
Net income	—	132,456	5,191	137,647	51,218	188,865
Distributions to noncontrolling interests	—	—		—	(45,200)	(45,200)
Distributions to common unitholders	—	(104,006)	(6,153)	(110,159)	—	(110,159)
Distributions to preferred unitholders	—	(27,264)	—	(27,264)	—	(27,264)
Balances at December 31, 2012	68,114	847,311	(31,596)	883,829	271,065	1,154,894
Redemption of partnership units held by non-Aimco partners	—	—	(3,085)	(3,085)	—	(3,085)
Amortization of Aimco share-based compensation	—	5,915	—	5,915	—	5,915
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	993	—	993	—	993
Contributions from noncontrolling interests	—	—	—	—	1,630	1,630
Effect of changes in ownership for consolidated entities	—	(19,805)	2,635	(17,170)	(505)	(17,675)
Change in accumulated other comprehensive loss	—	(1,060)	(58)	(1,118)	342	(776)
Other, net	—	1,555	386	1,941	307	2,248
Net income	—	207,290	11,639	218,929	12,473	231,402
Distributions to noncontrolling interests	—	—	—	—	(52,304)	(52,304)
Distributions to common unitholders	—	(140,052)	(7,642)	(147,694)	—	(147,694)
Distributions to preferred unitholders	—	(2,804)	—	(2,804)	—	(2,804)
Balances at December 31, 2013	68,114	899,343	(27,721)	939,736	233,008	1,172,744
Issuance of preferred units to Aimco	128,012	(4,460)	—	123,552	—	123,552
Repurchase of preferred units held by Aimco	(10,000)	484	—	(9,516)	—	(9,516)
Redemption of partnership units held by non-Aimco partners	—	—	(7,756)	(7,756)	—	(7,756)
Amortization of Aimco share-based compensation	—	6,139	—	6,139	—	6,139
Issuance of common partnership units to Aimco in connection with exercise of Aimco stock options	—	768	—	768	—	768
Contributions from noncontrolling interests	—	—	—	—	11,559	11,559
Effect of changes in ownership for consolidated entities	—	(8,097)	8,888	791	(79)	712
Change in accumulated other comprehensive loss	—	(1,854)	(97)	(1,951)	138	(1,813)
Other, net	—	202	—	202	(21)	181
Net income	—	309,249	15,770	325,019	24,595	349,614
Distributions to noncontrolling interests	—	—	—	—	(35,904)	(35,904)
Distributions to common unitholders	—	(151,991)	(8,010)	(160,001)	—	(160,001)
Distributions to preferred unitholders	—	(8,174)	—	(8,174)	—	(8,174)
Balances at December 31, 2014	$186,126	$1,041,609	$(18,926)	$1,208,809	$233,296	$1,442,105

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$356,111	$237,825	$195,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,608	291,910	325,173
Provision for real estate impairment losses	1,820	—	6,235
Other, net	829	(2,723)	(17,478)
Gain on dispositions of real estate, net of tax	(288,636)	—	—
Income tax benefit	(20,047)	(1,959)	(858)
Share-based compensation expense	5,781	5,645	4,871
Amortization of deferred loan costs and other	3,814	4,915	5,044
Discontinued operations:
Depreciation and amortization	—	16,372	41,577
Gain on disposition of real estate	—	(212,459)	(234,530)
Other adjustments to income from discontinued operations	—	10,019	27,854
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	9,039	4,592	30,716
Accounts payable, accrued liabilities and other	(29,895)	(28,541)	(67,138)
Total adjustments	(34,687)	87,771	121,466
Net cash provided by operating activities	321,424	325,596	316,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and investments in unconsolidated real estate partnerships	(284,041)	(51,291)	(89,716)
Capital expenditures	(367,324)	(350,338)	(270,210)
Proceeds from dispositions of real estate	640,044	357,314	484,904
Purchases of corporate assets	(8,479)	(10,863)	(7,818)
Purchase of West Harlem first mortgage property loans	—	(119,101)	—
Proceeds from repayment of West Harlem property loans and option value	—	215,517	—
Proceeds from sale of and distributions from real estate partnerships	—	—	31,192
Changes in restricted cash	26,315	3,003	(22,886)
Other investing activities	7,163	20,951	(13,799)
Net cash provided by investing activities	13,678	65,192	111,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	188,503	232,965	243,253
Principal repayments on non-recourse property debt	(513,599)	(472,276)	(447,792)
Net borrowings on revolving credit facility	61,930	50,400	—
Proceeds from issuance of common partnership units to Aimco	—	—	594,379
Proceeds from issuance of preferred partnership units to Aimco	123,551	—	—
Redemption and repurchase of preferred partnership units from Aimco	(9,516)	—	(600,938)
Proceeds from Aimco Common Stock option exercises	768	993	48,907
Payment of distributions to preferred units	(13,482)	(9,227)	(43,515)
Payment of distributions to General Partner and Special Limited Partner	(152,002)	(140,052)	(104,006)
Payment of distributions to Limited Partners	(8,008)	(7,642)	(6,153)
Payment of distributions to noncontrolling interests	(35,555)	(49,701)	(45,200)
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(16,775)	(57,008)
Other financing activities	(4,472)	(8,135)	(17,074)
Net cash used in financing activities	(361,882)	(419,450)	(435,147)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,780)	(28,662)	(6,653)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,751	84,413	91,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,971	$55,751	$84,413

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$231,887	$273,635	$294,423
Cash paid for income taxes	1,657	629	1,056
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with our acquisition of real estate	65,200	14,767	38,779
Non-recourse property debt assumed by buyer in connection with our disposition of real estate	58,410	126,663	208,134
Non-recourse, subordinate debt of the disposed legacy asset management business forgiven in connection with the disposition of real estate	—	8,149	15,019
Issuance of preferred OP Units in connection with acquisition of real estate	9,117	—	—
Other non-cash transactions:
Issuance of common OP Units for acquisition of noncontrolling interests in consolidated real estate partnerships	—	416	4,553

See notes to the consolidated financial statements.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Aimco, through its wholly-owned subsidiaries, AIMCO-GP, Inc. and AIMCO-LP Trust, owns a majority of the ownership interests in the Aimco Operating Partnership. Aimco conducts all of its business and owns all of its assets through the Aimco Operating Partnership. Interests in the Aimco Operating Partnership that are held by limited partners other than Aimco are referred to as “OP Units.” OP Units include common partnership units, high performance partnership units and partnership preferred units, which we refer to as common OP Units, HPUs and preferred OP Units, respectively. We also refer to HPUs as common partnership unit equivalents. At December 31, 2014, after eliminations for units held by consolidated subsidiaries, the Aimco Operating Partnership had 154,055,231 common partnership units and equivalents outstanding. At December 31, 2014, Aimco owned 146,403,274 of the common partnership units (95.0% of the common partnership units and equivalents of the Aimco Operating Partnership) and Aimco had outstanding an equal number of shares of its Class A Common Stock, which we refer to as Common Stock.
Except as the context otherwise requires, “we,” “our” and “us” refer to Aimco, the Aimco Operating Partnership and their consolidated subsidiaries, collectively.
As of December 31, 2014, we owned an equity interest in 144 conventional apartment communities with 43,393 apartment homes and 59 affordable apartment communities with 8,943 apartment homes. Of these apartment communities, we consolidated 140 conventional apartment communities with 43,251 apartment homes and 52 affordable apartment communities with 8,256 apartment homes. These conventional and affordable apartment communities generated 90% and 10%, respectively, of the proportionate property net operating income (as defined in Note 15 and excluding amounts related to apartment communities sold or classified as held for sale) during the year ended December 31, 2014.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
Aimco’s accompanying consolidated financial statements include the accounts of Aimco, the Aimco Operating Partnership, and their consolidated subsidiaries. The Aimco Operating Partnership’s consolidated financial statements include the accounts of the Aimco Operating Partnership and its consolidated entities.
We consolidate all variable interest entities for which we are the primary beneficiary. Generally, a variable interest entity, or VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
As of December 31, 2014, we were the primary beneficiary of, and therefore consolidated, 63 VIEs, which owned 49 apartment communities with 7,656 apartment homes. Substantially all of these VIEs are partnerships that operate qualifying affordable housing apartment communities and which are structured to provide for the pass-through of low-income housing tax credits and deductions to their partners. Real estate with a net book value of $360.2 million collateralized $336.5 million of debt of those VIEs. Any significant amounts of assets and liabilities related to our consolidated VIEs are identified parenthetically on our accompanying consolidated balance sheets. The creditors of the consolidated VIEs do not have recourse to our general credit.
In addition to the VIEs discussed above, at December 31, 2014, our consolidated financial statements included certain consolidated and unconsolidated VIEs that are part of the legacy asset management business we sold during 2012, which is discussed in Note 3. The assets and liabilities related to these consolidated and unconsolidated VIEs are each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets.
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
As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company.
Acquisition of Real Estate Assets and Related Depreciation and Amortization
We recognize at fair value the acquisition of apartment communities or interests in partnerships that own apartment communities if the transaction results in consolidation and we expense as incurred most related transaction costs. We allocate the cost of acquired apartment communities to tangible assets and identified intangible assets based on their fair values. We determine the fair value of tangible assets, such as land, building, furniture, fixtures and equipment, generally using internal valuation techniques that consider comparable market transactions, discounted cash flow techniques, replacement costs and other available information. We determine the fair value of identified intangible assets (or liabilities), which typically relate to in-place leases, using internal valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and our experience in leasing similar communities. The intangible assets or liabilities related to in-place leases are comprised of:

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

3.
The value associated with vacant apartment homes during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand and stabilized occupancy levels).

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
Depreciation for all tangible real estate assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition and other physical characteristics of the apartment community. At December 31, 2014, the weighted average depreciable life of our acquired buildings and improvements was approximately 30 years. As discussed below under the Impairment of Long Lived Assets heading, we may adjust depreciation of apartment communities that are expected to be disposed of or demolished prior to the end of their useful lives. Furniture, fixtures and equipment associated with acquired apartment communities are depreciated over five years.
At December 31, 2014 and 2013, deferred income in our consolidated balance sheets includes below-market lease amounts totaling $13.8 million and $16.9 million, respectively, which are net of accumulated amortization of $39.0 million and $35.9 million, respectively. During the years ended December 31, 2014, 2013 and 2012, we included amortization of below-market leases of $1.3 million, $2.9 million and $3.3 million, respectively, in rental and other property revenues in our consolidated statements of operations. In connection with apartment communities sold during the years ended December 31, 2014 and 2012, we wrote off $1.8 million and $0.5 million, respectively, of unamortized below-market lease amounts to gain on dispositions of real estate. There were no such write offs during the year ended December 31, 2013. At December 31, 2014, our below-market leases had a weighted average amortization period of 7.0 years and estimated aggregate amortization for each of the five succeeding years as follows (in thousands):

	2015	2016	2017	2018	2019
Estimated amortization	$1,474	$1,329	$1,230	$1,112	$1,024
Capital Additions and Related Depreciation
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopment, development and construction projects, other tangible apartment community improvements, and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes and insurance during periods in which redevelopment, development and construction projects are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get apartment communities ready for their intended use are in progress. This includes when apartment communities or apartment homes are undergoing physical construction, as well as when apartment homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the assets are substantially complete and ready for their intended use, which is typically when construction has been completed and apartment homes are available for occupancy. We charge to property operating expense, as incurred, costs including ordinary repairs, maintenance and resident turnover costs.
We depreciate capitalized costs using the straight-line method over the estimated useful life of the related component or improvement, which is generally 5, 15 or 30 years. All capitalized site payroll and indirect costs are allocated proportionately, based on direct costs, among capital projects and depreciated over the estimated useful lives of such projects.
Certain homogeneous items that are purchased in bulk on a recurring basis, such as carpeting and appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of apartment community casualties, where the net book value of the lost asset is written off in the determination of casualty gains or losses, we generally do not recognize any loss in connection with the replacement of an existing apartment community component because normal replacements are considered in determining the estimated useful lives used in connection with our composite and group depreciation methods.
For the years ended December 31, 2014, 2013 and 2012, for continuing and discontinued operations, we capitalized to buildings and improvements $14.2 million, $17.6 million and $16.6 million of interest costs, respectively, and $29.2 million, $33.2 million and $33.7 million of other direct and indirect costs, respectively.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of an apartment community may not be recoverable, we make an assessment of its recoverability by comparing the carrying amount to our estimate of the undiscounted future cash flows, excluding interest charges, of the apartment community. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the apartment property.
Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2014 and 2012, we recorded a provision for real estate impairment losses of $1.8 million and $6.2 million, respectively, related to sold apartment communities, and we recorded no such provision during the year ended December 31, 2013.
Discontinued Operations
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 revised the definition of, and the requirements for reporting, a “discontinued operation.” Specifically, ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if their disposal represents a “strategic shift that has (or will have) a major effect on an entity’s operations and financial results.”
For public companies, ASU 2014-08 is generally required to be applied prospectively to disposals of components of an entity or classifications as held for sale of components of an entity that occur in annual periods commencing after December 15, 2014; however, as permitted by the transition provisions, we elected to adopt ASU 2014-08 effective January 1, 2014, for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued.

Under ASU 2014-08, we believe routine sales of apartment communities and certain groups of apartment communities generally will not meet the requirements for reporting within discontinued operations. In accordance with GAAP prior to our adoption of ASU 2014-08, we reported as discontinued operations apartment communities that met the definition of a component of an entity and had been sold or met the criteria to be classified as held for sale. For years ended December 31, 2013 or earlier, and interim periods within those years, we included the results of such apartment communities, including any gain or loss on their disposition, less applicable income taxes, in income from discontinued operations within the consolidated statements of operations. See Note 12 for additional information regarding discontinued operations.
Cash Equivalents
We classify highly liquid investments with an original maturity of three months or less as cash equivalents.
Restricted Cash
Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, tax and insurance escrow accounts held by lenders and resident security deposits.
Other Assets
At December 31, 2014 and 2013, other assets was comprised of the following amounts (dollars in thousands):

	2014	2013
Deferred financing costs, net	$30,320	$36,641
Investments in unconsolidated real estate partnerships	16,046	16,930
Investments in securitization trust that holds Aimco property debt	61,043	58,408
Intangible assets, net	49,441	50,025
Deferred tax asset, net (Note 8)	252	30,353
Assets related to the legacy asset management business (Note 3)	161,135	163,849
Prepaid expenses, accounts and notes receivable, deposits and other	158,490	149,210
Other assets per consolidated balance sheets	$476,727	$505,416
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
Investments in Unconsolidated Real Estate Partnerships
We own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, our share of the earnings or losses of the entity for the periods being presented is included in equity in earnings or losses from unconsolidated real estate partnerships, inclusive of our share of any impairments and disposition gains recognized by and related to such entities.
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
Investments in Securitization Trust that Holds Aimco Property Debt
We hold an investment in the first loss and mezzanine positions in a securitization trust which primarily holds certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. We have designated these investments as available for sale securities and we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital. Refer to Note 6 for further information regarding these securities.

Intangible Assets
At December 31, 2014 and 2013, other assets included goodwill associated with our reportable segments of $45.1 million and $49.0 million, respectively. We perform an annual impairment test of goodwill that compares the fair value of reporting units with their carrying amounts, including goodwill. We determined that our goodwill was not impaired in 2014, 2013 or 2012.
During the years ended December 31, 2014, 2013 and 2012, we allocated $3.9 million, $5.5 million and $7.5 million, respectively, of goodwill related to our reportable segments (conventional and affordable real estate operations) to the carrying amounts of the apartment communities sold or classified as held for sale. The amounts of goodwill allocated to these apartment communities were based on the relative fair values of the apartment communities sold or classified as held for sale and the retained portions of the reporting units to which the goodwill as allocated.
Intangible assets also includes amounts related to in-place leases as discussed under the Acquisition of Real Estate Assets and Related Depreciation and Amortization heading.
Capitalized Software Costs
Purchased software and other costs related to software developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally five years. For the years ended December 31, 2014, 2013 and 2012, we capitalized software purchase and development costs totaling $4.4 million, $3.3 million and $5.8 million, respectively. At December 31, 2014 and 2013, other assets included $19.7 million and $22.0 million of net capitalized software, respectively. During the years ended December 31, 2014, 2013 and 2012, we recognized amortization of capitalized software of $6.7 million, $8.9 million and $10.0 million, respectively, which is included in depreciation and amortization in our consolidated statements of operations.
Noncontrolling Interests in Consolidated Real Estate Partnerships
We report the unaffiliated partners’ interests in the net assets of our consolidated real estate partnerships as noncontrolling interests in consolidated real estate partnerships within consolidated equity and partners’ capital. Noncontrolling interests in consolidated real estate partnerships consist primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. We generally attribute to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity and partners’ capital accounts.
The terms of the related partnership agreements generally require the partnerships to be liquidated following the sale of the underlying real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests. However, as discussed in Note 3, we continue to consolidate certain partnerships and apartment communities associated with the legacy asset management business for which the derecognition criteria associated with our sale of the portfolio have not been met. We do not control the execution of sales and other events related to the assets that will lead to the to the liquidation of these partnerships and derecognition of the associated noncontrolling interests. The aggregate carrying amount of noncontrolling interests in consolidated real estate partnerships totaled $233.3 million and $233.0 million at December 31, 2014 and 2013, respectively, of which $44.1 million and $35.8 million, respectively, was associated with noncontrolling interests in the legacy asset management business.
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2014, 2013 and 2012 is shown in our consolidated statements of equity and partners’ capital and further discussed in Note 3. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as sales of real estate and accordingly the effect on our equity and partners’ capital is reflected within the the amount of net income attributable to us and to noncontrolling interests. In accordance with FASB Accounting Standards Codification, or ASC, Topic 810, upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.

Noncontrolling Interests in Aimco Operating Partnership
Noncontrolling interests in Aimco Operating Partnership consist of common OP Units, HPUs and preferred OP Units. Within Aimco’s consolidated financial statements, the Aimco Operating Partnership’s income or loss is allocated to the holders of common partnership units and equivalents based on the weighted average number of common partnership units (including those held by Aimco) and equivalents outstanding during the period. During the years ended December 31, 2014, 2013 and 2012, the holders of common OP Units and equivalents had a weighted average ownership interest in the Aimco Operating Partnership of 5.0%, 5.2% and 5.7%, respectively. Holders of the preferred OP Units participate in the Aimco Operating Partnership’s income or loss only to the extent of their preferred distributions. See Note 10 for further information regarding the items comprising noncontrolling interests in the Aimco Operating Partnership.
Revenue Recognition
Our apartment communities have operating leases with apartment residents with terms averaging 12 months. We recognize rental revenue related to these leases, net of any concessions, on a straight-line basis over the term of the lease. We recognize revenues from property management, asset management, syndication and other services when the related fees are earned and are realized or realizable.
In May 2014, the FASB, and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges United States and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange.

ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

Insurance
We believe that our insurance coverages insure our apartment communities adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils. In addition, we have insurance coverage for substantial portions of our property, workers’ compensation, health, and general liability exposures. Losses are accrued based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Share-Based Compensation
We recognize all share-based employee compensation, including grants of employee stock options, in the consolidated financial statements based on the grant date fair value and recognize compensation cost, net of forfeitures, ratably over the awards’ requisite service period. See Note 11 for further discussion of our share-based compensation.
Tax Credit Arrangements
We sponsor certain partnerships that operate qualifying affordable housing apartment communities and are structured to provide for the pass-through of tax credits and deductions to their partners. The tax credits are generally realized ratably over the first ten years of the tax credit arrangement and are subject to the partnership’s compliance with applicable laws and regulations for a period of 15 years. Typically, we are the general partner with a legal ownership interest of one percent or less and unaffiliated institutional investors (which we refer to as tax credit investors or investors) acquire the limited partnership interests (at least 99%). At inception, each investor agrees to fund capital contributions to the partnerships and we receive a syndication fee from the partnerships upon the investors’ admission to the partnership.
We have determined that the partnerships in these arrangements are VIEs and, where we are general partner, we are generally the primary beneficiary that is required to consolidate the partnerships. When the contractual arrangements obligate us to deliver tax benefits to the investors, and entitle us through fee arrangements to receive substantially all available cash flow from the partnerships, we account for these partnerships as wholly-owned subsidiaries, recognizing the income or loss generated by the underlying real estate based on our economic interest in the partnerships. Capital contributions received by the partnerships from tax credit investors represent, in substance, consideration that we receive in exchange for our obligation to deliver tax credits and other tax benefits to the investors. We record these contributions as deferred income in our consolidated balance sheet upon receipt, and we recognize these amounts as revenue in our consolidated statements of operations when our obligation to the investors is relieved upon delivery of the tax benefits.
Income Taxes
We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 1994, and intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to United States Federal corporate income tax on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.
Even if we qualify as a REIT, we may be subject to United States Federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS (described below) and on any net income from sales of apartment communities that were held for sale to customers in the ordinary course. In addition, we could also be subject to the alternative minimum tax, or AMT, on our items of tax preference. The state and local tax laws may not conform to the United States Federal income tax treatment, and we and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business or our stockholders reside. Any taxes imposed on us reduce our operating cash flow and net income.
Certain of our operations or a portion thereof, including property management, asset management and risk management, are conducted through taxable REIT subsidiaries, which are subsidiaries of the Aimco Operating Partnership, and each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and as such is subject to United States Federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.
For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States Federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine based on available evidence that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and TRS entities when the related assets affect our GAAP income or loss, generally through depreciation, impairment losses, or sales to third party entities. Refer to Note 8 for further information about our income taxes.
Comprehensive Income or Loss
As discussed under the preceding Investments in Available for Sale Securities heading, we have investments that are measured at fair value with unrealized gains or losses recognized as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. Additionally, as discussed in Note 6, we recognize changes in the fair value of our cash flow hedges as an adjustment of accumulated other comprehensive loss within equity and partners’ capital. The amounts of consolidated comprehensive income or loss for the years ended December 31, 2014, 2013 and 2012, along with the corresponding amounts of such comprehensive income or loss attributable to Aimco, the Aimco Operating Partnership and to noncontrolling interests, is presented within the accompanying consolidated statements of comprehensive income or loss.
Earnings per Share and Unit
Aimco calculates earnings (loss) per share based on the weighted average number of shares of Common Stock, participating securities, common stock equivalents and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership calculates earnings (loss) per unit based on the weighted average number of common partnership units and equivalents, participating securities and dilutive convertible securities outstanding during the period. The Aimco Operating Partnership considers both common partnership units and HPUs, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. See Note 13 for further information regarding earnings per share and unit computations.

Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Note 3 — Significant Transactions
Acquisitions of Apartment Communities
During the year ended December 31, 2014, we acquired conventional apartment communities located in San Jose, California, Aurora, Colorado, Boulder, Colorado, Atlanta, Georgia and New York, New York, and during the year ended December 31, 2013, we acquired conventional apartment communities located in La Jolla, California, Atlanta, Georgia, and Boston, Massachusetts. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

	Year Ended December 31,
	2014	2013
Number of apartment homes	1,182	134
Acquisition price	$291,925	$53,575
Non-recourse property debt assumed (outstanding principal balance)	65,200	12,446
Non-recourse property debt assumed (fair value)	64,817	14,767
Total fair value allocated to land	70,842	18,720
Total fair value allocated to buildings and improvements	217,431	37,176
We also purchased during the year ended December 31, 2014, entities that own 2.4 acres in the heart of downtown La Jolla, California, adjoining and overlooking La Jolla Cove and the Pacific Ocean. The property, which is zoned for multifamily and mixed-use, is currently occupied by three small commercial buildings and a limited-service hotel, which is managed for us by a third party. Several of our acquisitions were completed late in 2014, and as such, our purchase price allocations are based on preliminary estimates and are subject to change.
West Harlem Property Loans
In 2006, we funded $100.1 million of second mortgage loans related to 84 apartment communities containing 1,596 apartment homes and 43 commercial spaces in the West Harlem neighborhood of New York City. Midway through the year ended December 31, 2013, we purchased at par first mortgage loans secured by the same 84 apartment communities for $119.1 million, the majority of which matured on June 1, 2013. Later in 2013, in accordance with the terms agreed upon when we acquired the first mortgage loans, the borrower repaid the full amounts due under the first and second mortgage loans, and additionally paid us for the recognized value of our unexercised option to acquire the apartment communities.
Asset Management Business Disposition
On December 19, 2012, we sold the Napico portfolio, our legacy asset management business. The transaction was primarily seller-financed, and the associated notes are scheduled to be repaid from the operation and liquidation of the Napico portfolio and are collateralized by the buyer’s interests in the portfolio.
In accordance with the provisions of GAAP applicable to sales of real estate or interests therein, for accounting purposes, we have not recognized the sale and are accounting for the transaction under the profit sharing method. Until full payment has been received for the seller-financed notes, we will continue to recognize the portfolio’s assets and liabilities, each condensed into single line items within other assets and accrued liabilities and other, respectively, in our consolidated balance sheets, for all dates following the transaction. Similarly, we will continue to recognize the portfolio’s results of operations, also condensed into a single line item within our consolidated statements of operations, for periods subsequent to the transaction. To date we have received all required payments under the seller-financed notes.
At December 31, 2014, the Napico portfolio consisted of 17 partnerships that held investments in 14 apartment communities that were consolidated and 57 apartment communities that were accounted for under the equity or cost methods of accounting. The portfolio’s assets and liabilities included in other assets in our consolidated balance sheets are summarized below (in thousands).

	December 31,
	2014	2013
Real estate, net	$117,851	$120,175
Cash and cash equivalents	23,133	22,602
Investment in unconsolidated real estate partnerships	8,392	10,817
Other assets	11,759	10,255
Total assets	$161,135	$163,849

Total indebtedness	$113,641	$106,032
Accrued and other liabilities	4,417	19,263
Total liabilities	118,058	125,295

Noncontrolling interests in consolidated real estate partnerships	44,106	35,818
Equity attributable to Aimco and the Aimco Operating Partnership	(1,029)	2,736
Total liabilities and equity	$161,135	$163,849
During the year ended December 31, 2014, total indebtedness increased due to the refinancing of property debt related to several of the consolidated apartment communities within the portfolio. Additionally, during the year ended December 31, 2014, approximately $9.2 million of non-recourse debt payable to a noncontrolling limited partner was contributed to the partnership’s capital, pursuant to the dissolution provisions of the partnership, resulting in an increase in noncontrolling interests.
Summarized information regarding the Napico portfolio’s results of operations, including any expense we recognize under the profit sharing method, is shown below in thousands. The net (loss) income related to Napico (before noncontrolling interests) is included in other, net in our consolidated statements of operations.

	Year Ended December 31,
	2014	2013
Revenues	$27,701	$23,711
Expenses	(21,472)	(21,188)
Equity in earnings or loss of unconsolidated entities, gains or losses on dispositions and other, net	(6,996)	(748)
Net (loss) income related to legacy asset management business	(767)	1,775
Income tax benefit (expense) associated with legacy asset management business	3	(639)
Noncontrolling interests in consolidated real estate partnerships	(403)	21,370
Net (loss) income of legacy asset management business attributable to Aimco and the Aimco Operating Partnership	$(1,167)	$22,506
The results of operations for the consolidated apartment communities sold by the owner of this portfolio through December 31, 2013, are presented within income from discontinued operations in our consolidated statement of operations for the year ended December 31, 2013, and are excluded from the summary above. Revenues increased during the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to an adjustment to increase subsidized rents to reflect current market rates for one of the apartment communities in this portfolio.
Based on our limited economic ownership in this portfolio, most of the assets and liabilities are allocated to noncontrolling interests and do not significantly affect our consolidated equity or partners’ capital. Additionally, the operating results of this portfolio generally have an insignificant effect on the amounts of income or loss attributable us, except as it relates to the consolidated partnerships within this portfolio that sell their final investments and commence dissolution, which results in the derecognition of all remaining noncontrolling interest balances associated with these partnerships. During 2013, noncontrolling interests in consolidated real estate partnerships reflects a benefit of $20.6 million to Aimco and the Aimco Operating Partnership’s share of net income for the derecognition of such noncontrolling interest balances.
We consolidated the majority of these entities in connection with our adoption of a new accounting principle in 2010, and at that time recognized a large cumulative effect of a change in accounting principal charge to our equity and partners’ capital. This adjustment represented the cumulative charges to earnings we would have recognized for any distributions or losses allocable to noncontrolling interests in excess of the carrying amount of the associated noncontrolling interest balances had we consolidated these entities from the period of our initial involvement.

Income or loss attributable to these noncontrolling interests will continue to be recognized commensurate with the recognition of the results of operations of the portfolio. If full payment is received on the notes and we meet the requirements to recognize the sale for accounting purposes, we expect to recognize a gain attributable to Aimco and the Aimco Operating Partnership.
Acquisitions of Noncontrolling Interests in Consolidated Real Estate Partnerships
As set forth in the table below (dollars in thousands), during the years ended December 31, 2013 and 2012, we acquired the remaining noncontrolling limited partner interests in certain consolidated real estate partnerships in which our affiliates serve as the general partner.

	Year Ended December 31,
	2013	2012
Consolidated partnerships in which remaining limited partnership interests were acquired	3	11
Number of apartment communities owned by partnerships	5	17
Cost of limited partnership interests acquired	$17,900	$50,654
Excess of consideration paid over the carrying amount of noncontrolling interests acquired	17,170	44,777

In connection with these acquisitions, the Aimco Operating Partnership recognized the excess of the consideration paid over the carrying amounts of the noncontrolling interests acquired as an adjustment of additional paid-in capital within partners’ capital (which is included in effects of changes in ownership for consolidated entities in the Aimco Operating Partnership’s consolidated statements of partners’ capital). This amount is allocated between Aimco and noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated statements of equity.
Disposition of Interests in Unconsolidated Real Estate
Other, net in our Consolidated Statements of Operations for the year ended December 31, 2012, includes $21.9 million of net gains on disposition of interests in unconsolidated real estate. Approximately $15.7 million related to the sale of our interests in two unconsolidated real estate partnerships. The majority of the remainder of the gains related to partnership interests held through the legacy asset management business, in which we had an insignificant economic interest. Accordingly, these gains related to the legacy asset management business were attributed to noncontrolling interests and had no significant effect on the amounts of income or loss attributable to Aimco or the Aimco Operating Partnership during the year ended December 31, 2012.
Note 4 — Investments in Unconsolidated Real Estate Partnerships
At December 31, 2014, 2013 and 2012, we owned general and limited partner interests in unconsolidated real estate partnerships that owned 11, 20 and 22 apartment communities, respectively. We acquired these interests through various transactions, including large portfolio acquisitions and offers to individual limited partners. At December 31, 2014, our ownership interests in these unconsolidated real estate partnerships ranged from 40% to 67%.
The following table provides selected combined financial information for the unconsolidated real estate partnerships in which we had investments accounted for under the equity method as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Real estate, net of accumulated depreciation	$81,364	$88,014	$107,419
Total assets	85,492	93,242	114,658
Non-recourse property debt and other notes payable	51,863	60,660	122,019
Total liabilities	54,472	64,859	132,767
Partners’ capital (deficit)	31,020	28,383	(18,109)
Rental and other property revenues	12,978	16,268	72,636
Property operating expenses	(6,233)	(8,470)	(49,331)
Depreciation and amortization	(3,081)	(3,300)	(18,388)
Interest expense	(2,785)	(4,185)	(21,354)
Gain on sale and impairment losses, net	—	36,212	(4,140)
Net income (loss)	688	35,909	(21,108)

As further discussed in Note 3, in December 2012 we sold our legacy asset management business. Based on the timing of the sale, the results of operations of the unconsolidated apartment communities in this portfolio are included in the table above for 2012. Based on our insignificant economic ownership in the legacy asset management business, substantially all of the net equity and results of operations related to the legacy asset management business were attributed to the associated noncontrolling interests.
At December 31, 2014 and 2013, our aggregate recorded investment in unconsolidated partnerships of $16.0 million and $16.9 million, respectively, exceeded our share of the partners’ capital or deficit recognized in the underlying partnerships’ financial statements by approximately $0.4 million and $1.1 million, respectively.
Note 5 — Non-Recourse Property Debt and Credit Agreement
Non-Recourse Property Debt
We finance our apartment communities primarily using long-dated, fixed-rate borrowings, each of which is collateralized by a single apartment community and is non-recourse to us. The following table summarizes our property debt related to assets classified as held for use at December 31, 2014 and 2013 (dollars in thousands):

	Principal Outstanding
	2014	2013
Fixed rate property debt	$3,902,642	$4,192,775
Variable rate property debt	120,167	145,010
Total	$4,022,809	$4,337,785
Fixed rate property debt matures at various dates through February 2061, and has interest rates that range from 2.28% to 8.50%, with a money-weighted average interest rate of 4.99%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. At December 31, 2014, each of our fixed rate loans payable related to apartment communities classified as held for use were secured by one of 164 apartment communities that had an aggregate gross book value of $7,089.8 million.
Variable rate property debt matures at various dates through July 2033, and has interest rates that range from 0.05% to 1.88%, with a weighted average interest rate of 1.14%. Principal and interest on this debt is generally payable in semi-annual installments with balloon payments due at maturity. Certain of our variable rate property debt at December 31, 2014, is remarketed periodically by a remarketing agent to maintain a variable yield. If the remarketing agent is unable to remarket the debt, then the remarketing agent may require us to purchase the debt. We believe that the likelihood of this occurring is remote. At December 31, 2014, our variable rate property debt related to apartment communities classified as held for use were each secured by one of seven apartment communities that had an aggregate gross book value of $198.5 million.

Our non-recourse property debt instruments contain covenants common to the type of borrowing, and at December 31, 2014, we were in compliance with all such covenants.
As of December 31, 2014, the scheduled principal amortization and maturity payments for our non-recourse property debt related to apartment communities classified as held for use are as follows (in thousands):

	Amortization	Maturities	Total
2015	$84,732	$131,210	$215,942
2016	82,608	449,896	532,504
2017	81,213	325,930	407,143
2018	75,735	210,313	286,048
2019	69,124	553,884	623,008
Thereafter			1,958,164
			$4,022,809

As of December 31, 2014, we had 15 unencumbered consolidated apartment communities, which we expect to hold beyond 2015, with an estimated fair value of more than $1 billion.
Credit Agreement
We have a Senior Secured Credit Agreement with a syndicate of financial institutions, which we refer to as the Credit Agreement. Our Credit Agreement provides for $600.0 million of revolving loan commitments. Borrowings under the Credit Agreement bear interest at a rate set forth on a pricing grid, which rate varies based on our leverage (initially either at LIBOR, plus 1.875%, or, at our option, Prime plus 0.5%). The Credit Agreement matures in September 2017, and may be extended for an additional one-year period, subject to certain conditions.
As of December 31, 2014, we had $112.3 million of outstanding borrowings under our Credit Agreement, and we had the capacity to borrow $445.9 million, net of the outstanding borrowings and $41.8 million for undrawn letters of credit backed by the Credit Agreement. The interest rate on our outstanding borrowings was 2.08% at December 31, 2014. As of December 31, 2013, we had $50.4 million of outstanding borrowings under our Credit Agreement, and the interest rate on our outstanding borrowings was 3.75%. The proceeds of revolving loans are generally used for working capital and other short-term purposes.
As discussed in Note 16, during January 2015, Aimco completed a public Common Stock offering generating net proceeds to Aimco of approximately $367.0 million. Using the proceeds from this offering, in January 2015, we repaid the outstanding balance on our Credit Agreement.
Note 6 — Fair Value Measurements
Recurring Fair Value Measurements
We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as available for sale (AFS) securities, and our interest rate swaps. Information regarding these items measured at fair value, both of which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (in thousands):

	AFS Investments	Interest Rate Swaps	Total
Fair value at December 31, 2012	$59,145	$(7,968)	$51,177
Investment accretion	3,451	—	3,451
Unrealized losses included in interest expense	—	(48)	(48)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,678	1,678
Unrealized gains (losses) included in equity and partners’ capital	(4,188)	1,734	(2,454)
Fair value at December 31, 2013	$58,408	$(4,604)	$53,804
Investment accretion	3,827	—	3,827
Unrealized losses included in interest expense	—	(48)	(48)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	—	1,685	1,685
Unrealized (losses) gains included in equity and partners’ capital	(1,192)	(2,306)	(3,498)
Fair value at December 31, 2014	$61,043	$(5,273)	$55,770
Our investments classified as AFS are presented within other assets in the accompanying consolidated balance sheets. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. We are accreting the discount to the $100.9 million face value of the investments into interest income using the effective interest method over the remaining expected term of the investments, which, as of December 31, 2014, was approximately 6.4 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $63.6 million and $59.8 million at December 31, 2014 and 2013, respectively. The amortized cost exceeded the fair value of these investments at December 31, 2014, primarily due to increases in market interest rates and a decrease in demand for similar investments as compared to when we purchased the investments. We currently expect to hold the investments to their maturity dates and we believe we will fully recover our basis in the investments. Accordingly, we believe the current impairment in the fair value, as compared to the amortized cost basis, of these investments is temporary and we have not recognized any of the loss in value in earnings.
For our variable rate debt, we are sometimes required by limited partners in our consolidated real estate partnerships to limit our exposure to interest rate fluctuations by entering into interest rate swap agreements, which moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. We estimate the fair value of interest rate swaps using an income approach with primarily observable inputs including information regarding the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the hedged cash flows are based.
As of December 31, 2014 and 2013, we had interest rate swaps with aggregate notional amounts of $50.3 million and $50.7 million, respectively. As of December 31, 2014, these swaps had a weighted average remaining term of 6.0 years. We have designated these interest rate swaps as cash flow hedges. The fair value of these swaps is presented within accrued liabilities and other in our consolidated balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity and partners’ capital to the extent of their effectiveness.
If the forward rates at December 31, 2014 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 3.43% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
Nonrecurring Fair Value Measurements
During the year ended December 31, 2014, we reduced the aggregate carrying amount of one sold apartment community from $36.9 million to its estimated fair value of $35.1 million, resulting in an impairment loss of $1.8 million. The impairment loss related to estimated costs to sell, inclusive of a debt prepayment penalty. During the year ended December 31, 2012, we reduced the aggregate carrying amounts of nine assets classified as held for use or held for sale from $81.8 million to their estimated fair values of $65.8 million, resulting in impairment losses of $16.0 million.
The fair values for the apartment communities we impaired during these periods were based primarily on contract prices for pending sales or expected sales values of the apartment communities. The contract prices were based in part on unobservable inputs classified within Level 3 of the fair value hierarchy, but were also based on observable inputs that can be validated to observable external sources, such as pricing information about widely marketed apartment communities for sale.
The unobservable inputs that are significant to our estimation of the fair value of real estate impaired during the periods include, among other things, information such as the property’s net operating income, or NOI, free cash flow, or FCF, which represents the property’s NOI less capital spending required to maintain the condition of the apartment community, and assumptions about NOI and FCF growth rates and exit values. An FCF internal rate of return, which represents the rate of return generated by the FCF from the apartment community and the proceeds from its eventual sale, is a common benchmark used in the real estate industry for relative comparison of real estate valuations. The projected cash flows, including the expected sales prices, on which the impairment losses were based translated to weighted average implied FCF internal rates of return of 5.08% and 7.39% for the apartment communities impaired during the years ended December 31, 2014 and 2012, respectively.
Fair Value Disclosures
We believe that the aggregate fair value of our cash and cash equivalents, receivables and payables approximates their aggregate carrying amounts at December 31, 2014 and 2013, due to their relatively short-term nature and high probability of realization. The estimated aggregate fair value of our consolidated total indebtedness was approximately $4.4 billion and $4.5 billion at December 31, 2014 and 2013, respectively, as compared to aggregate carrying amounts of $4.1 billion and $4.4 billion, respectively. Substantially all of the difference between the fair value and the carrying value relates to apartment communities we wholly own. We estimate the fair value of our consolidated debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality and loan to value ratios on similarly encumbered assets within our portfolio. We classify the fair value of our consolidated debt within Level 3 of the GAAP valuation hierarchy based on the significance of certain of the unobservable inputs used to estimate their fair values.
Note 7 — Commitments and Contingencies
Commitments
In connection with our development, redevelopment and capital improvement activities, we have entered into various construction related contracts. Additionally, pursuant to financing and/or other arrangements on our One Canal Street, Lincoln Place, The Preserve at Marin and Ocean House on Prospect projects, we are contractually obligated to complete the planned activities. As of December 31, 2014, our commitments related to these capital activities totaled approximately $223.1 million, approximately half of which we expect to incur during the next 12 months. Our commitments related to our largest redevelopment and development projects are funded in part by $304.1 million of non-recourse property loans, of which $101.9 million was available to draw at December 31, 2014.

We also enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.
Tax Credit Arrangements
We are required to manage certain consolidated real estate partnerships in compliance with various laws, regulations and contractual provisions that apply to our historic and low-income housing tax credit syndication arrangements. In some instances, noncompliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in our consolidated balance sheet, until such time as our obligation to deliver tax benefits is relieved. The remaining compliance periods for our tax credit syndication arrangements range from less than one year to 11 years. We do not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
Environmental
Various Federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
We are engaged in discussions with the Environmental Protection Agency, or EPA, regarding contaminated groundwater in a residential area identified in the vicinity of an Indiana apartment community that has not been owned by us since 2008.  The EPA alleges that we are liable for addressing the contamination in the residential area because a dry cleaner that operated on our former property, prior to our ownership, discharged hazardous materials into the sanitary sewers and the environment. We are currently undertaking a voluntary remediation of the drycleaner contamination at our former property under the oversight of the Indiana Department of Environmental Management (IDEM), but based on our review of the scientific data, we believe that the presence of hazardous materials in the separate residential area under review by the EPA is attributable to neighboring property owners (including an auto parts manufacturer), and not the dry cleaner.  The EPA and the IDEM are discussing whether the area under review by the EPA should be listed on the EPA’s National Priorities List (“NPL”) (i.e., as a Superfund site), which would make it eligible for additional Federal funding. Were the site to be listed, the EPA could use the funding to further investigate and clean-up the residential area and could then seek to recoup its costs from responsible parties. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined in GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2014, are immaterial to our consolidated financial condition, results of operations and cash flows.
Operating Leases
We are obligated under non-cancelable operating leases for office space and equipment. Approximate minimum annual rental payments under operating leases are as follows (in thousands):

Operating Lease Obligations
2015	$2,855
2016	2,638
2017	2,104
2018	841
Total	$8,438
Substantially all of the office space subject to the operating leases in the table above is for the use of our corporate offices and area operations. Rent expense recognized totaled $3.3 million, $4.2 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 8 — Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of the TRS entities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$38,231	$26,110
Deferred revenue	—	25,596
Total deferred tax liabilities	$38,231	$51,706

Deferred tax assets:
Net operating, capital and other loss carryforwards	$6,699	$62,651
Receivables	45	440
Accruals and expenses	5,430	9,272
Tax credit carryforwards	29,714	12,905
Management contracts and other	222	344
Total deferred tax assets	42,110	85,612
Valuation allowance	(3,627)	(3,553)
Net deferred income tax assets	$252	$30,353
During the year ended December 31, 2014, our TRS entities sold the interests held in our tax credit business to the Aimco Operating Partnership. Through the date of sale the income resulting from these interests was subject to income taxes. The Federal tax liabilities resulting from the sale were substantially offset through the utilization of net operating loss carry forwards and historic and other tax credits. In accordance with GAAP applicable to income tax accounting for intercompany transactions, net tax expense associated with the sale, totaling $6.5 million, has been deferred within our consolidated balance sheet, and will be recognized in earnings as the assets of the tax credit business affect our GAAP income or loss, through depreciation, impairment losses, or sales to third party entities. Subsequent to the sale of the tax credit business, the income resulting from interests held in the tax credit business will not result in Federal income tax liability to the Aimco Operating Partnership.
During the year ended December 31, 2014, we increased the valuation allowance on a net basis by approximately $0.1 million with a minor effect on the effective tax rate.

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2014	2013	2012
Balance at January 1	$2,871	$3,536	$3,917
Reductions as a result of a lapse of the applicable statutes	—	(764)	(684)
(Reductions) additions based on tax positions related to prior years and current year excess benefits related to stock-based compensation	(585)	99	303
Balance at December 31	$2,286	$2,871	$3,536
Because the statute of limitations has not yet elapsed, our United States Federal income tax returns for the year ended December 31, 2011, and subsequent years and certain of our State income tax returns for the year ended December 31, 2010, and subsequent years are currently subject to examination by the IRS or other taxing authorities. Approximately $2.2 million of unrecognized benefit, if recognized, would affect the effective rate.
On October 25, 2012, the Internal Revenue Service, or IRS, issued Final Partnership Administrative Adjustments with respect to the Aimco Operating Partnership’s 2006 and 2007 tax years.  On January 18, 2013, AIMCO-GP, Inc., in its capacity as tax matters partner of the Aimco Operating Partnership, filed a petition challenging those adjustments in the United States Tax Court in Washington, D.C.  On December 20, 2013, the parties agreed on the terms of a settlement of that litigation. On July 23, 2014, the United States Tax Court approved the stipulated decision document previously filed by the IRS and the Aimco Operating Partnership. The settlement had no material effect on our unrecognized tax benefits, financial condition or results of operations.
On March 19, 2014, the IRS notified the Aimco Operating Partnership of its intent to audit the 2011 and 2012 tax years.  We do not believe the audit will have any material effect on our unrecognized tax benefits, financial condition or results of operations.
Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.
In accordance with the accounting requirements for stock-based compensation, we may recognize tax benefits in connection with the exercise of stock options by employees of our TRS entities and the vesting of restricted stock awards. During each of the years ended December 31, 2014 and 2013, we had cumulatively $0.8 million and $0.6 million, respectively, in excess tax benefits from employee stock option exercises and vested restricted stock awards. During 2014, all of the excess tax benefits were realized and included in additional paid-in capital.
Significant components of the income tax benefit or expense are as follows and are classified within income tax benefit in continuing operations and income from discontinued operations, net in our statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Current:
Federal	$—	$—	$—
State	970	63	1,047
Total current	970	63	1,047

Deferred:
Federal	11,556	7,621	7,116
State	3,485	1,685	812
Total deferred	15,041	9,306	7,928
Total expense (benefit)	$16,011	$9,369	$8,975
Classification:
Continuing operations	$(20,047)	$(1,959)	$(858)
Discontinued operations	$—	$11,328	$9,833
Gain on dispositions of real estate	$36,058	$—	$—
As discussed in Note 2, during the year ended December 31, 2014, we early adopted ASU 2014-08, which revised the definition of, and the requirements for reporting, a “discontinued operation.” Based on our prospective application of the revised discontinued operation definition, the results of operations and related income taxes for apartment communities sold or classified as held for sale during the year ended December 31, 2014, are reflected within income from continuing operations in our consolidated statements of operations. The gain on disposition and related income taxes for apartment communities sold during the year ended December 31, 2014, are reflected below income from discontinued operations within our consolidated statements of operations.

Consolidated income or loss subject to tax consists of pretax income or loss of our TRS entities and gains or losses on certain apartment community sales that are subject to income tax under section 1374 of the Internal Revenue Code. For the years ended December 31, 2014, 2013 and 2012, we had consolidated income subject to tax of $137.0 million, $46.6 million and $19.0 million, respectively. The reconciliation of income tax attributable to continuing and discontinued operations computed at the United States statutory rate to income tax expense (benefit) is shown below (dollars in thousands):

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at United States statutory rates on consolidated income or loss subject to tax	$47,950	35.0%	$16,326	35.0%	$6,642	35.0%
State income tax expense (benefit), net of Federal tax (benefit) expense	4,364	3.2%	1,748	3.7%	1,859	9.8%
Effect of permanent differences	(154)	(0.1)%	(296)	(0.6)%	(256)	(1.3)%
Tax effect of intercompany transfers of assets between the REIT and taxable REIT subsidiaries (1)	(23,969)	(17.5)%	(4,272)	(9.2)%	730	3.8%
Tax credits	(12,271)	(9.0)%	(4,137)	(8.9)%	—	—%
Increase in valuation allowance	91	0.1%	—	—%	—	—%
	$16,011	11.7%	$9,369	20.0%	$8,975	47.3%

(1)
Includes the effect of intercompany asset transfers between the Aimco Operating Partnership and TRS entities, for which tax is deferred and recognized as the assets affect GAAP income or loss, for example, through depreciation, impairment, or upon the sale of the asset to a third party.

Income taxes paid totaled approximately $1.7 million, $0.6 million and $1.1 million, respectively, in the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, we had no remaining Federal net operating loss carryforwards, or NOLs, and we had certain state NOLs for which the deferred tax asset was approximately $6.7 million before valuation allowance of $3.6 million. The NOLs expire in years 2027 to 2033. Subject to certain separate return limitations, we may use these NOLs to offset a portion of state taxable income generated by our TRS entities. We utilized approximately $154.4 million of Federal NOLs during the year ended December 31, 2014, as a result of taxable gains recognized by our TRS entities.
As of December 31, 2014, we had low-income housing and historic tax credit carryforwards of approximately $30.2 million for income tax purposes that expire for the tax years 2017 to 2032. The deferred tax asset related to these credits is approximately $29.7 million.
For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends and unrecaptured Section 1250 gains, or a combination thereof. For the years ended December 31, 2014, 2013 and 2012, dividends per share held for the entire year were estimated to be taxable as follows:

	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.01	0.6%	$0.17	17.9%	$—	—%
Capital gains	0.53	51.6%	0.13	13.9%	0.35	46.6%
Unrecaptured Section 1250 gain	0.50	47.8%	0.66	68.2%	0.41	53.4%
	$1.04	100.0%	$0.96	100.0%	$0.76	100.0%
We designated the per share amounts above as capital gain dividends in accordance with the requirements under the Code. Additionally, we designated as 2014 capital gain dividends a like portion of preferred dividends.

Note 9 — Aimco Equity
Preferred Stock
At December 31, 2014 and 2013, Aimco had the following classes of perpetual preferred stock outstanding (dollars in thousands):

	Redemption	Annual Dividend Rate Per Share (paid quarterly)	Balance December 31,
	Date (1)		2014	2013
Class A Cumulative Preferred Stock, 5,000,000 shares authorized and 5,000,000 shares issued/outstanding	5/17/2019	6.88%	$125,000	$—
Class Z Cumulative Preferred Stock, 4,800,000 shares authorized and 1,391,643 and 1,274,243 shares issued/outstanding, respectively	7/29/2016	7.00%	34,126	31,114
Series A Community Reinvestment Act Preferred Stock, 240 shares authorized and 54 and 74 shares issued/outstanding, respectively	6/30/2011	(2)	27,000	37,000
Preferred stock per consolidated balance sheets			$186,126	$68,114

(1)	All classes of preferred stock were or are redeemable at our option on and after the dates specified.

(2)
For the period from the date of original issuance through March 31, 2015, the dividend rate is a variable rate per annum equal to the Three-Month LIBOR Rate (as defined in the articles supplementary designating the Series A Community Reinvestment Act Perpetual Preferred Stock, or CRA Preferred Stock) plus 1.25%, calculated as of the beginning of each quarterly dividend period. The rate at December 31, 2014 and 2013 was 1.48% and 1.50%, respectively.

All classes of preferred stock have a $0.01 per share par value, are pari passu with each other and are senior to our Common Stock. The holders of each class of preferred stock are generally not entitled to vote on matters submitted to stockholders. Dividends on all shares of preferred stock are subject to declaration by Aimco’s Board of Directors. Aimco’s Class A Preferred Stock, Class Z Preferred Stock, and Series A Community Reinvestment Act Preferred Stock have liquidation preferences per share of $25.00, $25.00, and $500,000, respectively.
The following table summarizes our issuances of Class A Preferred Stock and Class Z Preferred Stock during the year ended December 31, 2014 (dollars in thousands, except per share amounts):

	Class A Cumulative Preferred Stock	Class Z Cumulative Preferred Stock
Number of shares of preferred stock issued	5,000,000	117,400
Price to public per share	$25.00	$25.65
Underwriting discounts, commissions and transaction costs per share	$0.85	$0.51
Net proceeds per share	$24.15	$25.14
Net proceeds to Aimco	$120,757	$2,901
Issuance costs (primarily underwriting commissions) recognized as an adjustment of additional paid-in capital	$4,350	$110
In connection with Aimco’s preferred stock issuances, Aimco contributed the net proceeds to the Aimco Operating Partnership in exchange for an equal number of the corresponding class of partnership preferred units.
During the year ended December 31, 2014, Aimco repurchased 20 shares, or $10.0 million in liquidation preference, of its CRA Preferred Stock for cash totaling $9.5 million. In connection with the redemption, the Aimco Operating Partnership repurchased from Aimco a number of Partnership Preferred Units equal to the number of shares redeemed by Aimco. We reflected the $0.5 million excess of the carrying value over the repurchase price, offset by $0.3 million of issuance costs previously recorded as a reduction of additional paid-in capital, as an adjustment of net income attributable to preferred stockholders for the year ended December 31, 2014.
During the year end December 31, 2012, Aimco redeemed 24.0 million shares of preferred stock with a weighted average dividend rate of 7.86% for $600.9 million. In connection with the redemption, the Aimco Operating Partnership redeemed from Aimco a number of Partnership Preferred Units equal to the number of shares redeemed by Aimco. In connection with the redemption, we also wrote off previously deferred issuance costs of $20.7 million during the year ended December 31, 2012, which is reflected as an adjustment of net income attributable to Aimco preferred stockholders and the Aimco Operating Partnership’s preferred unitholders in the accompanying consolidated statements of operations for such period.

Common Stock
During the year ended December 31, 2012, Aimco completed two public offerings resulting in the sale of an aggregate of 22,144,200 shares of its Common Stock, generating net proceeds of $594.4 million, or net proceeds per share of $26.84. In addition, in connection with one of these offerings, the holders of near-term expiring stock options exercised 2,041,934 stock options with a weighted average exercise price of $23.01 per share for proceeds to Aimco of $47.0 million. The shares received upon exercise of the options were then sold by the stockholders as part of the offering.
Aimco contributed the net proceeds from the sales and issuances of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares sold and issued.
Registration Statements
Pursuant to At-The-Market, or ATM, offering programs active at December 31, 2014, Aimco had the capacity to issue up to 3.5 million additional shares of its Common Stock and up to 3.4 million additional shares of its Class Z Preferred Stock. In the event of any such issuances by Aimco, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units or Class Z Partnership Preferred Units in exchange for the proceeds.
Additionally, Aimco and the Aimco Operating Partnership have a shelf registration statement that provides for the issuance of debt and equity securities by Aimco and debt securities by the Aimco Operating Partnership.
Note 10 — Partners’ Capital
Partnership Preferred Units Owned by Aimco
At December 31, 2014 and 2013, the Aimco Operating Partnership had outstanding Partnership Preferred Units in classes and amounts similar to Aimco’s Preferred Stock discussed in Note 9. All of these classes of Partnership Preferred Units were owned by Aimco during the periods presented.
All classes of Partnership Preferred Units are pari passu with each other and are senior to the Aimco Operating Partnership’s common partnership units. None of the classes of Partnership Preferred Units have any voting rights, except the right to approve certain changes to the Aimco Operating Partnership’s Partnership Agreement that would adversely affect holders of such class of units. Distributions on all Partnership Preferred Units are subject to being declared by the General Partner. All classes of the Partnership Preferred Units are redeemable by the Aimco Operating Partnership only in connection with a concurrent redemption by Aimco of the corresponding classes of Aimco Preferred Stock held by unrelated parties.
As discussed in Note 9, during the years ended December 31, 2014 and 2012, Aimco completed various Preferred Stock issuances and redemptions. In connection with these issuances and redemptions, the Aimco Operating Partnership issued to Aimco or redeemed from Aimco a corresponding number of Partnership Preferred Units.
Redeemable Partnership Preferred Units
In addition to the Partnership Preferred Units owned by Aimco, the Aimco Operating Partnership has outstanding various classes of redeemable Partnership Preferred Units owned by third parties, which we refer to as preferred OP Units. As of December 31, 2014 and 2013, the Aimco Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2014	2013	2014	2013
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.84%	$0.46	18,589	18,589	465	465
Class Three	7.88%	$1.97	1,341,485	1,354,091	33,537	33,852
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	790,883	790,883	19,772	19,772
Class Seven	7.87%	$1.97	27,960	27,960	699	699
Class Nine	6.00%	$1.50	364,668	—	9,117	—
Total			3,278,539	2,926,477	$87,943	$79,141

The Class One through Class Seven preferred OP Units at December 31, 2014, are redeemable at the holders’ option. The Class Nine preferred OP Units are redeemable after October 31, 2015, at the holders’ option. The Aimco Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause Aimco to issue shares of its Common Stock with a value equal to the redemption price.  In the event the Aimco Operating Partnership requires Aimco to issue shares of Common Stock to settle a redemption request, the Aimco Operating Partnership would issue to Aimco a corresponding number of common partnership units. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the redeemable preferred OP Units, subject to limited exceptions. Accordingly, these redeemable units are classified within temporary equity in Aimco’s consolidated balance sheets and within temporary capital in the Aimco Operating Partnership’s consolidated balance sheets, based on the expectation that the Aimco Operating Partnership will use cash to settle any redemption of these units. Subject to certain conditions, the Class Four and Class Six preferred OP Units are convertible into common OP Units.
During the years ended December 31, 2014, 2013 and 2012, approximately 12,600, 3,600 and 131,400 preferred OP Units, respectively, were tendered for redemption in exchange for cash, and no preferred OP Units were tendered for redemption in exchange for shares of Aimco Common Stock.
The Class Nine preferred OP Units were issued as partial consideration for an asset acquisition during the year ended December 31, 2014.
The following table presents a reconciliation of the Aimco Operating Partnership’s preferred OP Units during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands).

	2014	2013	2012
Balance at January 1	$79,953	$80,046	$83,384
Preferred distributions	(6,409)	(6,423)	(6,496)
Redemption of preferred units and other	(1,221)	(93)	(3,338)
Issuance of preferred units	9,117	—	—
Net income	6,497	6,423	6,496
Balance at December 31	$87,937	$79,953	$80,046
Common Partnership Units
In the Aimco Operating Partnership’s consolidated balance sheets, the common partnership units held by Aimco are classified within Partners’ Capital as General Partner and Special Limited Partner capital and the common OP Units are classified within Limited Partners’ capital. In Aimco’s consolidated balance sheets, the common OP Units are classified within permanent equity as common noncontrolling interests in the Aimco Operating Partnership.
Common partnership units held by Aimco are not redeemable. Common OP Units are redeemable at the holders’ option, subject to certain restrictions, on the basis of one common OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. Aimco has the option to deliver shares of Common Stock in exchange for all or any portion of the common OP Units tendered for redemption. When a limited partner redeems a common OP Unit for Common Stock, Limited Partners’ capital is reduced and the General Partner and Special Limited Partners’ capital is increased. The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock.
During the years ended December 31, 2013 and 2012, the Aimco Operating Partnership acquired the noncontrolling limited partnership interests in certain consolidated real estate partnerships in exchange for cash and the Aimco Operating Partnership’s issuance of approximately 21,500 and 184,000 common OP Units, respectively.
During the years ended December 31, 2014, 2013 and 2012, approximately 268,000, 105,000 and 416,000 common OP Units, respectively, were redeemed in exchange for cash, and no common OP Units were redeemed in exchange for shares of Common Stock.
HPUs
At December 31, 2014 and 2013, the Aimco Operating Partnership had outstanding 2,339,950 HPUs. The holders of HPUs may redeem these units commencing after December 31, 2016, on the basis of one HPU for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption, at Aimco’s option. The holders of HPUs receive the same amount of distributions that are paid to holders of an equivalent number of common OP Units. The HPUs are classified within permanent capital as part of Limited Partners’ capital in the Aimco Operating Partnership’s consolidated balance sheets, and within permanent equity as part of common noncontrolling interests in the Aimco Operating Partnership within Aimco’s consolidated balance sheets.
Note 11 — Share-Based Compensation
We have a stock award and incentive plan to attract and retain officers, key employees and independent directors. Our plan reserves for issuance a maximum of 4.4 million shares, which may be in the form of incentive stock options, non-qualified stock options and restricted stock, or other types of awards as authorized under our plan. At December 31, 2014, there were approximately 0.8 million shares available to be granted under our plan, all of which may be issued in the form of stock options, and 0.5 million of which may be issued in the form of restricted stock. Our plan is administered by the Compensation and Human Resources Committee of Aimco’s Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant. The term of the options is generally 10 years from the date of grant and the options typically vest over a period of four years from the date of grant. Restricted stock awards typically vest over a period of four years.
The following table summarizes activity for our outstanding stock options for the years ended December 31, 2014, 2013 and 2012 (numbers of options in thousands):

	2014		2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,991	$28.48	3,045	$28.39	6,809	$26.47
Exercised	(1,347)	27.97	(44)	22.52	(2,253)	21.75
Forfeited	(4)	25.45	(10)	27.82	(1,511)	29.66
Outstanding at end of year	1,640	$28.91	2,991	$28.48	3,045	$28.39
Exercisable at end of year	1,640	$28.91	2,991	$28.48	2,841	$29.79
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. Options outstanding and exercisable at December 31, 2014, had an aggregate intrinsic value of $15.3 million and a weighted average remaining contractual term of 3.0 years. The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012, was $10.0 million, $0.3 million and $10.9 million respectively.
The following table summarizes activity for restricted stock awards for the years ended December 31, 2014, 2013 and 2012 (numbers of shares in thousands):

	2014		2013		2012
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	575	$25.28	526	$22.69	463	$21.53
Granted	196	26.69	253	27.86	241	24.31
Vested	(238)	24.07	(204)	21.81	(178)	21.86
Forfeited	(20)	26.26	—	—	—	—
Unvested at end of year	513	$26.34	575	$25.28	526	$22.69
The aggregate fair value of shares that vested during the years ended December 31, 2014, 2013 and 2012 was $6.7 million, $5.7 million and $4.4 million, respectively.
Total compensation cost recognized for restricted stock and stock option awards was $6.1 million, $5.9 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Of these amounts, $0.3 million, $0.3 million and $0.4 million, respectively, were capitalized. At December 31, 2014, total unvested compensation cost not yet recognized was $7.8 million. We expect to recognize this compensation over a weighted average period of approximately 1.7 years.

Note 12 — Assets Held for Sale and Discontinued Operations
As discussed in Note 2, during the year ended December 31, 2014, we early adopted ASU 2014-08 which revised the definition of, and the requirements for reporting, a “discontinued operation.” Under ASU 2014-08, we believe routine sales of apartment communities and certain groups of apartment communities generally will not meet the requirements for reporting within discontinued operations. During the year ended December 31, 2014, we sold 30 consolidated apartment communities with an aggregate of 9,067 apartment homes. Based on our prospective application of the revised discontinued operation definition, the results of operations for the year ended December 31, 2014, for these apartment communities are reflected within income from continuing operations in our consolidated statements of operations. These apartment communities generated $18.7 million of income (before gain on dispositions) prior to their sale during the year ended December 31, 2014. The sale of these apartment communities resulted in gains on disposition of real estate of $288.6 million (which is net of $36.1 million of related income taxes) for the year ended December 31, 2014, which are reflected below income from discontinued operations within our consolidated statements of operations. We report gains on disposition net of incremental direct costs incurred in connection with the transactions, including any prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities being sold. Such prepayment penalties totaled $25.2 million for consolidated dispositions during the year ended December 31, 2014. During the year ended December 31, 2014, we also recognized a $1.8 million provision for real estate impairment loss related to the sale of apartment communities. The impairment loss primarily related to estimated costs to sell, inclusive of debt prepayment penalties. In addition to the sales of consolidated apartment communities, during the year ended December 31, 2014, we sold our partnership interests in 10 unconsolidated apartment communities with 439 apartment homes, for gross proceeds to us of $0.1 million.
We are currently marketing for sale certain apartment communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such apartment communities meet the criteria to be classified as held for sale. As of December 31, 2014, we had four apartment communities with a total of 371 apartment homes classified as held for sale.
In accordance with GAAP prior to our adoption of ASU 2014-08, we reported as discontinued operations apartment communities that met the definition of a component of an entity and had been sold or met the criteria to be classified as held for sale. For the years ended December 31, 2013 and 2012, we included the results of such apartment communities, including any gain or loss on their disposition, less applicable income taxes, in income from discontinued operations within the consolidated statements of operations. During the years ended December 31, 2013 and 2012, we sold 29 and 75 consolidated apartment communities with an aggregate of 6,953 and 11,232 apartment homes, respectively. The results of operations for the years ended December 31, 2013 and 2012, for those apartment communities sold as of December 31, 2013, and gains related to apartment communities sold during the years ended December 31, 2013 and 2012, are included in discontinued operations and are summarized below, along with the related amounts of income from discontinued operations attributable to Aimco, the Aimco Operating Partnership and noncontrolling interests (in thousands).

	2013	2012
Rental and other property revenues	$62,152	$140,634
Property operating expenses	(30,695)	(62,781)
Depreciation and amortization	(16,372)	(41,577)
Recovery of (provision for) real estate impairment losses	16	(17,452)
Operating income	15,101	18,824
Interest income	343	568
Interest expense	(13,346)	(29,972)
Income (loss) before gain on dispositions of real estate and income tax	2,098	(10,580)
Gain on dispositions of real estate	212,459	234,530
Income tax expense	(11,328)	(9,833)
Income from discontinued operations, net of tax	$203,229	$214,117
Income from discontinued operations attributable to noncontrolling interests in consolidated real estate partnerships	(31,842)	(41,633)
Income from discontinued operations attributable to the Aimco Operating Partnership	$171,387	172,484
Income from discontinued operations attributable to noncontrolling interests in Aimco Operating Partnership	(9,248)	(10,238)
Income from discontinued operations attributable to Aimco	$162,139	$162,246

Gain on dispositions is net of incremental direct costs incurred in connection with the transactions, including $16.5 million of prepayment penalties incurred upon repayment of property debt collateralized by the apartment communities sold in each of the years ended December 31, 2013 and 2012. For periods prior to our adoption of ASU 2014-08, we classified interest expense related to property debt within discontinued operations when the related apartment community was sold or classified as held for sale.
Note 13 — Earnings (Loss) per Share/Unit
Aimco
The following table illustrates Aimco’s calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$67,475	$34,596	$(18,756)
Gain on dispositions of real estate, net of tax	288,636	—	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(46,862)	10,555	(11,034)
Income attributable to preferred stockholders	(7,947)	(2,804)	(49,888)
Income attributable to participating securities	(1,082)	(813)	(422)
Income (loss) from continuing operations attributable to Aimco common stockholders	$300,220	$41,534	$(80,100)

Income from discontinued operations, net of tax	$—	$203,229	$214,117
Income from discontinued operations attributable to noncontrolling interests	—	(41,090)	(51,871)
Income from discontinued operations attributable to Aimco common stockholders	$—	$162,139	$162,246

Net income	$356,111	$237,825	$195,361
Net income attributable to noncontrolling interests	(46,862)	(30,535)	(62,905)
Net income attributable to preferred stockholders	(7,947)	(2,804)	(49,888)
Net income attributable to participating securities	(1,082)	(813)	(422)
Net income attributable to Aimco common stockholders	$300,220	$203,673	$82,146

Denominator:
Weighted average common shares outstanding – basic	145,639	145,291	134,479
Dilutive potential common shares	363	241	—
Weighted average common shares outstanding – diluted	146,002	145,532	134,479

Earnings (loss) per common share – basic and diluted:
Income (loss) from continuing operations attributable to Aimco common stockholders	$2.06	$0.29	$(0.60)
Income from discontinued operations attributable to Aimco common stockholders	—	1.11	1.21
Net income attributable to Aimco common stockholders	$2.06	$1.40	$0.61
Dividends declared per common share	$1.04	$0.96	$0.76

The Aimco Operating Partnership
The following table illustrates the Aimco Operating Partnership’s calculation of basic and diluted earnings (loss) per unit for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per unit data):

	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$67,475	$34,596	$(18,756)
Gain on dispositions of real estate, net of tax	288,636	—	—
(Income) loss from continuing operations and gain on dispositions attributable to noncontrolling interests	(24,595)	19,369	(9,585)
Income attributable to the Aimco Operating Partnership’s preferred unitholders	(14,444)	(9,227)	(56,384)
Income attributable to participating securities	(1,082)	(813)	(422)
Income (loss) from continuing operations attributable to the Aimco Operating Partnership’s common unitholders	$315,990	$43,925	$(85,147)

Income from discontinued operations, net of tax	$—	$203,229	$214,117
Income from discontinued operations attributable to noncontrolling interests	—	(31,842)	(41,633)
Income from discontinued operations attributable to the Aimco Operating Partnership’s common unitholders	$—	$171,387	$172,484

Net income	$356,111	$237,825	$195,361
Net income attributable to noncontrolling interests	(24,595)	(12,473)	(51,218)
Net income attributable to the Aimco Operating Partnership’s preferred unitholders	(14,444)	(9,227)	(56,384)
Net income attributable to participating securities	(1,082)	(813)	(422)
Net income attributable to the Aimco Operating Partnership’s common unitholders	$315,990	$215,312	$87,337

Denominator:
Weighted average common units outstanding – basic	153,363	153,256	142,614
Dilutive potential common units	363	241	—
Weighted average common units outstanding – diluted	153,726	153,497	142,614

Earnings (loss) per common unit – basic and diluted:
Income (loss) from continuing operations attributable to the Partnership’s common unitholders	$2.06	$0.29	$(0.60)
Income from discontinued operations attributable to the Partnership’s common unitholders	—	1.11	1.21
Net income attributable to the Partnership’s common unitholders	$2.06	$1.40	$0.61
Distributions declared per unit	$1.04	$0.96	$0.76
Aimco and the Aimco Operating Partnership
As of December 31, 2014, the common share or unit equivalents that could potentially dilute basic earnings per share or unit in future periods totaled 1.6 million. These securities represent options to purchase shares of Common Stock, which, if exercised, would result in Aimco’s issuance of additional shares and the Aimco Operating Partnership’s issuance to Aimco of additional common partnership units equal to the number of shares purchased under the options. The effect of these securities was dilutive for the years ended December 31, 2014 and 2013, and accordingly has been included in the denominator for calculating diluted earnings per share and unit during these periods. These securities have been excluded from the earnings (loss) per share or unit computations for the year ended December 31, 2012, because their effect would have been anti-dilutive. Participating securities, consisting primarily of unvested restricted shares of Common Stock, receive dividends similar to shares of Common Stock and common partnership units and totaled 0.5 million, 0.6 million and 0.5 million at December 31, 2014, 2013 and 2012, respectively. The effect of participating securities is included in basic and diluted earnings (loss) per share and unit computations for the periods presented above using the two-class method of allocating distributed and undistributed earnings.

As discussed in Note 10, the Aimco Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The Aimco Operating Partnership may redeem these units for cash or at its option, shares of Common Stock. As of December 31, 2014, these preferred OP Units were potentially redeemable for approximately 2.4 million shares of Common Stock (based on the period end market price), or cash. The Aimco Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above, and we expect to exclude them in future periods.
Note 14 — Unaudited Summarized Consolidated Quarterly Information
Aimco
Aimco’s summarized unaudited consolidated quarterly information for the years ended December 31, 2014 and 2013 is provided below (in thousands, except per share amounts).

	Quarter (1)
2014	First	Second	Third	Fourth
Total revenues	$248,924	$246,418	$246,843	$242,178
Total operating expenses	(183,646)	(180,621)	(179,376)	(178,370)
Operating income	65,278	65,797	67,467	63,808
Income from continuing operations	12,040	17,943	18,186	19,306
Gain on dispositions of real estate, net of tax	69,492	66,662	126,329	26,153
Net income	81,532	84,605	144,515	45,459
Net income attributable to Aimco common stockholders	$64,235	$75,010	$124,706	$36,269
Earnings per common share - basic:
Income from continuing operations attributable to Aimco common stockholders	$0.44	$0.51	$0.86	$0.25
Net income attributable to Aimco common stockholders	$0.44	$0.51	$0.86	$0.25
Earnings per common share - diluted:
Income from continuing operations attributable to Aimco common stockholders	$0.44	$0.51	$0.85	$0.25
Net income attributable to Aimco common stockholders	$0.44	$0.51	$0.85	$0.25
Weighted average common shares outstanding - basic	145,473	145,657	145,672	145,753
Weighted average common shares outstanding - diluted	145,681	145,985	146,104	146,238

	Quarter (1)
2013	First	Second	Third	Fourth
Total revenues	$237,504	$241,744	$243,943	$250,862
Total operating expenses	(184,864)	(183,033)	(179,430)	(177,707)
Operating income	52,640	58,711	64,513	73,155
(Loss) income from continuing operations	(1,662)	2,477	6,977	26,804
Income from discontinued operations, net	4,495	4,502	72,433	121,799
Net income	2,833	6,979	79,410	148,603
Net income attributable to Aimco common stockholders	$5,050	$10,107	$66,268	$122,037
Income (loss) per common share - basic and diluted:
(Loss) income from continuing operations attributable to Aimco common stockholders	$(0.01)	$0.01	$0.04	$0.25
Net income attributable to Aimco common stockholders	$0.03	$0.07	$0.46	$0.84
Weighted average common shares outstanding - basic	145,169	145,321	145,334	145,341
Weighted average common shares outstanding - diluted	145,169	145,674	145,563	145,499

The Aimco Operating Partnership
The Aimco Operating Partnership’s summarized unaudited consolidated quarterly information for the years ended December 31, 2014 and 2013 is provided below (in thousands, except per unit amounts).

	Quarter (1)
2014	First	Second	Third	Fourth
Total revenues	$248,924	$246,418	$246,843	$242,178
Total operating expenses	(183,646)	(180,621)	(179,376)	(178,370)
Operating income	65,278	65,797	67,467	63,808
Income from continuing operations	12,040	17,943	18,186	19,306
Gain on dispositions of real estate, net of tax	69,492	66,662	126,329	26,153
Net income	81,532	84,605	144,515	45,459
Net income attributable to the Partnership’s common unitholders	$67,846	$78,745	$131,255	$38,144
Earnings per common unit - basic:
Income from continuing operations attributable to the Partnership’s common unitholders	$0.44	$0.51	$0.86	$0.25
Net income attributable to the Partnership’s common unitholders	$0.44	$0.51	$0.86	$0.25
Earnings per common unit - diluted:
Income from continuing operations attributable to the Partnership’s common unitholders	$0.44	$0.51	$0.85	$0.25
Net income attributable to the Partnership’s common unitholders	$0.44	$0.51	$0.85	$0.25
Weighted average common units outstanding - basic	153,329	153,377	153,337	153,408
Weighted average common units outstanding - diluted	153,537	153,705	153,769	153,893

	Quarter (1)
2013	First	Second	Third	Fourth
Total revenues	$237,504	$241,744	$243,943	$250,862
Total operating expenses	(184,864)	(183,033)	(179,430)	(177,707)
Operating income	52,640	58,711	64,513	73,155
(Loss) income from continuing operations	(1,662)	2,477	6,977	26,804
Income from discontinued operations, net	4,495	4,502	72,433	121,799
Net income	2,833	6,979	79,410	148,603
Net income attributable to the Partnership’s common unitholders	$5,347	$10,682	$70,064	$129,008
(Loss) income per common unit - basic and diluted:
(Loss) income from continuing operations attributable to the Partnership’s common unitholders	$(0.01)	$0.01	$0.04	$0.25
Net income attributable to the Partnership’s common unitholders	$0.03	$0.07	$0.46	$0.84
Weighted average common units outstanding - basic	153,169	153,294	153,287	153,276
Weighted average common units outstanding - diluted	153,169	153,647	153,516	153,434

(1)	Certain reclassifications have been made to quarterly amounts to conform to the full year presentation.

Note 15 — Business Segments
We have two reportable segments: conventional real estate operations and affordable real estate operations. Our conventional real estate operations consist of market-rate apartment communities with rents paid by the residents and included 144 apartment communities with 43,393 apartment homes at December 31, 2014. Our affordable real estate operations consisted of 59 apartment communities with 8,943 apartment homes at December 31, 2014, with rents that are generally paid, in whole or part, by a government agency.
Due to the diversity of our economic ownership interests in our apartment communities, our chief executive officer, who is our chief operating decision maker, uses proportionate property net operating income to assess the operating performance of our apartment communities. Proportionate property net operating income reflects our share of rental and other property revenues less direct property operating expenses, including real estate taxes, for the consolidated and unconsolidated apartment communities that we manage.
The following tables present the revenues, net operating income (loss) and income (loss) from continuing operations of our conventional and affordable real estate operations segments on a proportionate basis (excluding amounts related to apartment communities sold or classified as held for sale) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2014:
Rental and other property revenues (3)	$767,419	$94,520	$32,304	$58,588	$952,831
Tax credit and asset management revenues	—	—	—	31,532	31,532
Total revenues	767,419	94,520	32,304	90,120	984,363
Property operating expenses (3)	260,451	38,425	10,283	64,157	373,316
Investment management expenses	—	—	—	7,310	7,310
Depreciation and amortization (3)	—	—	—	282,608	282,608
Provision for real estate impairment losses (3)	—	—	—	1,820	1,820
General and administrative expenses	—	—	—	44,195	44,195
Other expenses, net	—	—	—	12,764	12,764
Total operating expenses	260,451	38,425	10,283	412,854	722,013
Operating income (loss)	506,968	56,095	22,021	(322,734)	262,350
Other items included in continuing operations	—	—	—	(194,875)	(194,875)
Income (loss) from continuing operations	$506,968	$56,095	$22,021	$(517,609)	$67,475

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2013:
Rental and other property revenues (3)	$715,035	$93,053	$30,856	$100,287	$939,231
Tax credit and asset management revenues	—	—	—	34,822	34,822
Total revenues	715,035	93,053	30,856	135,109	974,053
Property operating expenses (3)	247,737	37,448	10,623	79,864	375,672
Investment management expenses	—	—	—	4,341	4,341
Depreciation and amortization (3)	—	—	—	291,910	291,910
General and administrative expenses	—	—	—	45,708	45,708
Other expenses, net	—	—	—	7,403	7,403
Total operating expenses	247,737	37,448	10,623	429,226	725,034
Operating income (loss)	467,298	55,605	20,233	(294,117)	249,019
Other items included in continuing operations	—	—	—	(214,423)	(214,423)
Income (loss) from continuing operations	$467,298	$55,605	$20,233	$(508,540)	$34,596

	Conventional Real Estate Operations	Affordable Real Estate Operations	Proportionate Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year Ended December 31, 2012:
Rental and other property revenues (3)	$675,929	$91,628	$59,561	$89,624	$916,742
Tax credit and asset management revenues	—	—	—	41,769	41,769
Total revenues	675,929	91,628	59,561	131,393	958,511
Property operating expenses (3)	237,340	36,565	24,404	76,038	374,347
Investment management expenses	—	—	—	12,008	12,008
Depreciation and amortization (3)	—	—	—	325,173	325,173
Provision for real estate impairment losses (3)	—	—	—	6,235	6,235
General and administrative expenses	—	—	—	49,602	49,602
Other expenses, net	—	—	—	12,130	12,130
Total operating expenses	237,340	36,565	24,404	481,186	779,495
Operating income (loss)	438,589	55,063	35,157	(349,793)	179,016
Other items included in continuing operations	—	—	—	(197,772)	(197,772)
Income (loss) from continuing operations	$438,589	$55,063	$35,157	$(547,565)	$(18,756)

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of our consolidated apartment communities and the results of consolidated apartment communities that we do not manage, which are excluded from our measurement of segment performance but included in the related consolidated amounts, and our share of the results of operations of our unconsolidated real estate partnerships that we manage, which are included in our measurement of segment performance but excluded from the related consolidated amounts.

(2)
Our basis for assessing segment performance excludes the results of apartment communities sold or classified as held for sale. As discussed in Note 12, effective January 1, 2014, we adopted ASU 2014-08, which revised the definition of a discontinued operation. In the segment presentation above, the current year and prior years operating results for apartment communities sold or classified as held for sale during 2014 are presented within the Corporate and Amounts Not Allocated to Segments column. The operating results for the years ended December 31, 2013 and 2012, for apartment communities sold through December 31, 2013, are presented within discontinued operations and are accordingly excluded from the segment presentation above.

(3)
Proportionate property net operating income, our key measurement of segment profit or loss excludes property management revenues (which are included in rental and other property revenues), property management expenses and casualty gains and losses (which are included in property operating expenses), depreciation and amortization and provision for real estate impairment losses. Accordingly, we do not allocate these amounts to our segments.

The assets of our reportable segments on a proportionate basis, together with the proportionate adjustments to reconcile these amounts to the consolidated assets of our segments, and the consolidated assets not allocated to our segments are as follows (in thousands):

	2014	2013
Conventional	$5,116,474	$4,815,063
Affordable	480,499	535,857
Proportionate adjustments (1)	65,139	253,019
Corporate and other assets	434,916	475,474
Total consolidated assets	$6,097,028	$6,079,413

(1)
Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the assets of our consolidated apartment communities, which are excluded from our measurement of segment financial condition, and our share of the assets of our unconsolidated real estate partnerships, which are included in our measure of segment financial condition.

For the years ended December 31, 2014, 2013 and 2012, capital additions related to our conventional segment totaled $355.4 million, $365.3 million and $252.3 million, respectively, and capital additions related to our affordable segment totaled $12.1 million, $10.7 million and $19.8 million, respectively.

Note 16 — Subsequent Events
During January 2015, Aimco completed a public offering resulting in the sale of 9,430,000 shares of its Common Stock, in an underwritten public offering, at a price of $38.90 per share, generating net proceeds to Aimco of approximately $367.0 million.  Aimco contributed the net proceeds from the sale of Common Stock to the Aimco Operating Partnership in exchange for a number of common partnership units equal to the number of shares of Common Stock issued.
Using the proceeds from this offering, in January 2015, we repaid the outstanding balance on our Credit Agreement and provided the required notification to redeem the remaining outstanding shares of Aimco’s CRA Preferred Stock at its par value of $27.0 million. We expect to use the remainder of the proceeds from this offering to repay property debt, and to fund redevelopment and property upgrades during 2015 that would otherwise have been funded with property debt.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(In Thousands Except Apartment Home Data)

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2014
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Conventional Apartment Communities:
100 Forest Place	High Rise	Dec-97	Oak Park, IL	1987	234	$2,664	$18,815	$7,164	$2,664	$25,979	$28,643	$(11,953)	$16,690	$25,434
118-122 West 23rd Street	High Rise	Jun-12	New York, NY	1987	42	14,985	23,459	5,568	14,985	29,027	44,012	(2,728)	41,284	19,117
1582 First Avenue	High Rise	Mar-05	New York, NY	1900	17	4,281	752	259	4,281	1,011	5,292	(408)	4,884	2,470
173 E. 90th Street	High Rise	May-04	New York, NY	1910	72	12,066	4,535	2,422	12,066	6,957	19,023	(2,507)	16,516	7,280
21 Fitzsimons	Mid-Rise	Aug-14	Aurora, CO	2008	600	12,864	104,720	—	12,864	104,720	117,584	(1,296)	116,288	49,842
234 East 88th Street	Mid-Rise	Jan-14	New York, NY	1900	20	2,448	4,449	—	2,448	4,449	6,897	(158)	6,739	3,498
182-188 Columbus Avenue	Mid Rise	Feb-07	New York, NY	1910	32	19,123	3,300	2,623	19,123	5,923	25,046	(2,336)	22,710	13,471
236-238 East 88th Street	High Rise	Jan-04	New York, NY	1900	43	8,820	2,914	1,937	8,820	4,851	13,671	(1,640)	12,031	11,807
237-239 Ninth Avenue	High Rise	Mar-05	New York, NY	1900	36	8,495	1,866	2,409	8,495	4,275	12,770	(1,202)	11,568	6,035
240 West 73rd Street, LLC	High Rise	Sep-04	New York, NY	1900	200	68,109	12,140	9,274	68,109	21,414	89,523	(7,223)	82,300	26,986
2900 on First Apartments	Mid Rise	Oct-08	Seattle, WA	1989	135	19,070	17,518	26,838	19,070	44,356	63,426	(7,484)	55,942	—
306 East 89th Street	High Rise	Jul-04	New York, NY	1930	20	2,680	1,006	383	2,680	1,389	4,069	(477)	3,592	2,015
311 & 313 East 73rd Street	Mid Rise	Mar-03	New York, NY	1904	34	5,678	1,609	403	5,678	2,012	7,690	(1,228)	6,462	4,237
322-324 East 61st Street	High Rise	Mar-05	New York, NY	1900	40	6,372	2,224	1,103	6,372	3,327	9,699	(1,313)	8,386	3,706
3400 Avenue of the Arts	Mid Rise	Mar-02	Costa Mesa, CA	1987	770	57,241	65,506	71,959	57,241	137,465	194,706	(73,857)	120,849	111,060
452 East 78th Street	High Rise	Jan-04	New York, NY	1900	12	1,982	608	461	1,982	1,069	3,051	(389)	2,662	2,759
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb-07	New York, NY	1910	72	25,553	7,101	4,896	25,553	11,997	37,550	(4,277)	33,273	19,679
510 East 88th Street	High Rise	Jan-04	New York, NY	1900	20	3,163	1,002	402	3,163	1,404	4,567	(487)	4,080	2,956
518 East 88th Street	Mid-Rise	Jan-14	New York, NY	1900	20	2,233	4,315	—	2,233	4,315	6,548	(149)	6,399	3,030
707 Leahy	Garden	Apr-07	Redwood City, CA	1973	110	15,444	7,909	5,255	15,444	13,164	28,608	(5,400)	23,208	9,447
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	3,562	12,037	28,330	3,562	40,367	43,929	(24,676)	19,253	17,853
1045 on the Park Apartments Homes	Mid Rise	Jul-13	Atlanta, GA	2012	30	2,793	6,662	68	2,793	6,730	9,523	(354)	9,169	6,090
865 Bellevue	Garden	Jul-00	Nashville, TN	1972	326	3,562	12,037	28,330	3,562	40,367	43,929	(24,676)	19,253	17,853
Bank Lofts	High Rise	Apr-01	Denver, CO	1920	117	3,525	9,045	2,740	3,525	11,785	15,310	(5,706)	9,604	11,396
Bay Parc Plaza	High Rise	Sep-04	Miami, FL	2000	471	22,680	41,847	8,467	22,680	50,314	72,994	(13,584)	59,410	44,734
Bay Ridge at Nashua	Garden	Jan-03	Nashua, NH	1984	412	3,262	40,713	4,472	3,262	45,185	48,447	(16,462)	31,985	30,295
Bayberry Hill Estates	Garden	Aug-02	Framingham, MA	1971	424	19,944	35,945	12,790	19,944	48,735	68,679	(20,361)	48,318	32,668
Bluffs at Pacifica, The	Garden	Oct-06	Pacifica, CA	1963	64	8,108	4,132	13,894	8,108	18,026	26,134	(9,390)	16,744	5,832
Boston Lofts	High Rise	Apr-01	Denver, CO	1890	158	3,446	20,589	5,840	3,446	26,429	29,875	(12,469)	17,406	16,647
Boulder Creek	Garden	Jul-94	Boulder, CO	1973	221	754	7,730	20,341	754	28,071	28,825	(15,236)	13,589	7,780
Broadcast Center	Garden	Mar-02	Los Angeles, CA	1990	279	29,407	41,244	26,975	29,407	68,219	97,626	(33,086)	64,540	34,000
Broadway Lofts	High Rise	Sep-12	San Diego, CA	1909	84	5,367	14,442	1,056	5,367	15,498	20,865	(1,266)	19,599	9,829
Buena Vista	Mid Rise	Jan-06	Pasadena, CA	1973	92	9,693	6,818	1,811	9,693	8,629	18,322	(2,956)	15,366	9,866
Burke Shire Commons	Garden	Mar-01	Burke, VA	1986	360	4,867	23,617	11,152	4,867	34,769	39,636	(15,281)	24,355	41,404
Calhoun Beach Club	High Rise	Dec-98	Minneapolis, MN	1928	332	11,708	73,334	54,745	11,708	128,079	139,787	(62,885)	76,902	45,846
Canyon Terrace	Garden	Mar-02	Saugus, CA	1984	130	7,508	6,601	5,943	7,508	12,544	20,052	(6,618)	13,434	9,904
Charlesbank Apartment Homes	Mid Rise	Sep-13	Watertown, MA	2012	44	3,399	11,726	182	3,399	11,908	15,307	(532)	14,775	8,366
Cedar Rim	Garden	Apr-00	Newcastle, WA	1980	104	761	5,218	16,933	761	22,151	22,912	(18,062)	4,850	7,366
Chestnut Hall	High Rise	Oct-06	Philadelphia, PA	1923	315	12,338	14,299	7,996	12,338	22,295	34,633	(11,254)	23,379	16,823
Chestnut Hill Village	Garden	Apr-00	Philadelphia, PA	1963	821	6,469	49,316	46,477	6,469	95,793	102,262	(57,987)	44,275	55,399
Chimneys of Cradle Rock	Garden	Jun-04	Columbia, MD	1979	198	2,040	8,108	42	2,040	8,150	10,190	(2,405)	7,785	15,895

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2014
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Colony at Kenilworth	Garden	Oct-99	Towson, MD	1966	383	2,403	18,799	16,318	2,403	35,117	37,520	(22,942)	14,578	22,638
Columbus Avenue	Mid Rise	Sep-03	New York, NY	1880	59	35,527	9,450	4,759	35,527	14,209	49,736	(7,764)	41,972	27,358
Creekside	Garden	Jan-00	Denver, CO	1974	328	3,189	12,698	5,828	3,189	18,526	21,715	(11,067)	10,648	12,228
Crescent at West Hollywood, The	Mid Rise	Mar-02	West Hollywood, CA	1985	130	15,765	10,215	14,161	15,765	24,376	40,141	(17,243)	22,898	—
Eastpointe	Garden	Dec-14	Boulder, CO	1970	140	15,300	2,705	—	15,300	2,705	18,005	(4)	18,001	—
Elm Creek	Mid Rise	Dec-97	Elmhurst, IL	1987	400	5,910	30,830	29,444	5,910	60,274	66,184	(25,360)	40,824	40,729
Evanston Place	High Rise	Dec-97	Evanston, IL	1990	189	3,232	25,546	7,350	3,232	32,896	36,128	(15,087)	21,041	20,327
Farmingdale	Mid Rise	Oct-00	Darien, IL	1975	240	11,763	15,174	10,968	11,763	26,142	37,905	(14,074)	23,831	15,521
Flamingo Towers	High Rise	Sep-97	Miami Beach, FL	1960	1,186	32,430	48,808	243,485	32,430	292,293	324,723	(126,044)	198,679	111,240
Four Quarters Habitat	Garden	Jan-06	Miami, FL	1976	336	2,379	17,199	19,979	2,379	37,178	39,557	(21,325)	18,232	7,747
Foxchase	Garden	Dec-97	Alexandria, VA	1940	2,113	15,496	96,062	35,313	15,496	131,375	146,871	(69,046)	77,825	242,143
Georgetown	Garden	Aug-02	Framingham, MA	1964	207	12,351	13,168	2,420	12,351	15,588	27,939	(6,238)	21,701	8,804
Georgetown II	Mid Rise	Aug-02	Framingham, MA	1958	72	4,577	4,057	841	4,577	4,898	9,475	(2,593)	6,882	2,949
Grand Pointe	Garden	Dec-99	Columbia, MD	1972	325	2,714	16,771	6,058	2,714	22,829	25,543	(11,683)	13,860	15,325
Greens	Garden	Jul-94	Chandler, AZ	2000	324	2,303	713	25,600	2,303	26,313	28,616	(14,939)	13,677	8,320
Heritage Park Escondido	Garden	Oct-00	Escondido, CA	1986	196	1,055	7,565	1,515	1,055	9,080	10,135	(5,726)	4,409	7,039
Heritage Park Livermore	Garden	Oct-00	Livermore, CA	1988	167	—	10,209	1,433	—	11,642	11,642	(6,627)	5,015	7,270
Heritage Village Anaheim	Garden	Oct-00	Anaheim, CA	1986	196	1,832	8,541	1,451	1,832	9,992	11,824	(6,063)	5,761	8,543
Hidden Cove	Garden	Jul-98	Escondido, CA	1983	334	3,043	17,616	8,790	3,043	26,406	29,449	(13,804)	15,645	36,041
Hidden Cove II	Garden	Jul-07	Escondido, CA	1986	118	12,849	6,530	6,864	12,849	13,394	26,243	(6,697)	19,546	14,599
Hillcreste	Garden	Mar-02	Century City, CA	1989	315	35,862	47,216	21,660	35,862	68,876	104,738	(33,133)	71,605	69,016
Hillmeade	Garden	Nov-94	Nashville, TN	1986	288	2,872	16,070	11,697	2,872	27,767	30,639	(15,686)	14,953	16,700
Horizons West Apartments	Mid Rise	Dec-06	Pacifica, CA	1970	78	8,887	6,377	2,184	8,887	8,561	17,448	(3,390)	14,058	—
Hunt Club	Garden	Sep-00	Gaithersburg, MD	1986	336	17,859	13,149	8,977	17,859	22,126	39,985	(10,862)	29,123	—
Hunter's Chase	Garden	Jan-01	Midlothian, VA	1985	320	7,935	7,915	3,063	7,935	10,978	18,913	(4,838)	14,075	15,038
Hunters Glen	Garden	Oct-99	Plainsboro, NJ	1976	896	8,778	47,259	41,137	8,778	88,396	97,174	(63,347)	33,827	63,322
Hyde Park Tower	High Rise	Oct-04	Chicago, IL	1990	155	4,731	14,927	3,938	4,731	18,865	23,596	(5,050)	18,546	13,769
Indian Oaks	Garden	Mar-02	Simi Valley, CA	1986	254	24,523	15,801	5,093	24,523	20,894	45,417	(9,523)	35,894	30,611
Island Club	Garden	Oct-00	Oceanside, CA	1986	592	18,027	28,654	14,736	18,027	43,390	61,417	(25,222)	36,195	60,075
Key Towers	High Rise	Apr-01	Alexandria, VA	1964	140	1,526	7,050	6,445	1,526	13,495	15,021	(9,042)	5,979	10,118
Lakeside	Garden	Oct-99	Lisle, IL	1972	568	5,840	27,937	32,254	5,840	60,191	66,031	(38,982)	27,049	27,336
Lakeside at Vinings Mountain	Garden	Jan-00	Atlanta, GA	1983	220	2,111	11,862	15,661	2,111	27,523	29,634	(19,180)	10,454	14,228
Latrobe	High Rise	Jan-03	Washington, DC	1980	175	3,459	9,103	16,492	3,459	25,595	29,054	(17,701)	11,353	28,969
Lincoln Place (5)	Garden	Oct-04	Venice, CA	1951	767	128,332	10,439	330,252	44,197	340,691	384,888	(15,023)	369,865	175,864
Lodge at Chattahoochee, The	Garden	Oct-99	Sandy Springs, GA	1970	312	2,335	16,370	24,029	2,335	40,399	42,734	(26,625)	16,109	20,875
Malibu Canyon	Garden	Mar-02	Calabasas, CA	1986	698	69,834	53,438	21,341	69,834	74,779	144,613	(33,699)	110,914	113,768
Maple Bay	Garden	Dec-99	Virginia Beach, VA	1971	414	2,597	16,141	28,046	2,597	44,187	46,784	(29,527)	17,257	30,458
Mariners Cove	Garden	Mar-02	San Diego, CA	1984	500	—	66,861	7,775	—	74,636	74,636	(29,968)	44,668	783
Meadow Creek	Garden	Jul-94	Boulder, CO	1968	332	1,435	24,533	5,627	1,435	30,160	31,595	(15,806)	15,789	—
Merrill House	High Rise	Jan-00	Falls Church, VA	1964	159	1,836	10,831	7,028	1,836	17,859	19,695	(8,589)	11,106	18,221
Monterey Grove	Garden	Jun-08	San Jose, CA	1999	224	34,325	21,939	3,820	34,325	25,759	60,084	(8,081)	52,003	—
Ocean House on Prospect	Mid Rise	Apr-13	La Jolla, CA	1970	60	12,528	18,805	2,407	12,528	21,212	33,740	(1,012)	32,728	14,331
Pacific Bay Vistas (5)	Garden	Mar-01	San Bruno, CA	1987	308	28,694	62,460	36,795	22,994	99,254	122,248	(7,984)	114,264	71,133
Pacifica Park	Garden	Jul-06	Pacifica, CA	1977	104	12,970	6,579	3,680	12,970	10,259	23,229	(4,720)	18,509	11,916
Palazzo at Park La Brea, The	Mid Rise	Feb-04	Los Angeles, CA	2002	521	48,362	125,464	29,124	48,362	154,588	202,950	(58,682)	144,268	115,755
Palazzo East at Park La Brea, The	Mid Rise	Mar-05	Los Angeles, CA	2005	611	72,578	136,503	16,218	72,578	152,721	225,299	(55,801)	169,498	120,269
Park Towne Place	High Rise	Apr-00	Philadelphia, PA	1959	959	10,472	47,301	145,860	10,472	193,161	203,633	(51,541)	152,092	—
Parkway	Garden	Mar-00	Willamsburg, VA	1971	148	386	2,834	2,898	386	5,732	6,118	(3,463)	2,655	8,460

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2014
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Pathfinder Village	Garden	Jan-06	Fremont, CA	1973	246	19,595	14,838	9,928	19,595	24,766	44,361	(9,992)	34,369	40,251
Peachtree Park	Garden	Jan-96	Atlanta, GA	1969	303	4,684	11,713	12,952	4,684	24,665	29,349	(13,146)	16,203	7,743
Peak at Vinings Mountain, The	Garden	Jan-00	Atlanta, GA	1980	280	2,651	13,660	18,350	2,651	32,010	34,661	(22,611)	12,050	15,033
Peakview Place	Garden	Jan-00	Englewood, CO	1975	296	3,442	18,248	—	3,442	18,248	21,690	(11,836)	9,854	11,874
Plantation Gardens	Garden	Oct-99	Plantation ,FL	1971	372	3,773	19,443	19,004	3,773	38,447	42,220	(18,971)	23,249	22,201
Post Ridge	Garden	Jul-00	Nashville, TN	1972	150	1,883	6,712	4,478	1,883	11,190	13,073	(6,861)	6,212	5,577
Preserve at Marin	Mid Rise	Aug-11	Corte Madera, CA	1964	126	18,179	30,132	75,232	18,179	105,364	123,543	(2,034)	121,509	39,152
Ramblewood	Garden	Dec-99	Wyoming, MI	1973	1,707	8,661	61,082	10,783	8,661	71,865	80,526	(28,954)	51,572	32,808
Ravensworth Towers	High Rise	Jun-04	Annandale, VA	1974	219	3,455	17,157	2,669	3,455	19,826	23,281	(11,461)	11,820	21,992
Reflections	Garden	Sep-00	Virginia Beach, VA	1987	480	15,988	13,684	4,985	15,988	18,669	34,657	(9,505)	25,152	29,877
River Club,The	Garden	Apr-05	Edgewater, NJ	1998	266	30,579	30,638	2,843	30,579	33,481	64,060	(11,545)	52,515	—
Riverloft	High Rise	Oct-99	Philadelphia, PA	1910	184	2,120	11,286	29,065	2,120	40,351	42,471	(16,777)	25,694	13,923
Riverside	High Rise	Apr-00	Alexandria ,VA	1973	1,222	10,493	65,473	88,226	10,493	153,699	164,192	(106,201)	57,991	116,213
Rosewood	Garden	Mar-02	Camarillo, CA	1976	152	12,430	8,060	3,540	12,430	11,600	24,030	(4,927)	19,103	16,971
Royal Crest Estates	Garden	Aug-02	Warwick, RI	1972	492	22,433	24,095	5,218	22,433	29,313	51,746	(16,627)	35,119	35,293
Royal Crest Estates	Garden	Aug-02	Nashua, NH	1970	902	68,230	45,562	9,142	68,230	54,704	122,934	(34,008)	88,926	36,210
Royal Crest Estates	Garden	Aug-02	Marlborough, MA	1970	473	25,178	28,786	8,965	25,178	37,751	62,929	(19,208)	43,721	32,807
Royal Crest Estates	Garden	Aug-02	North Andover, MA	1970	588	51,292	36,808	20,516	51,292	57,324	108,616	(25,770)	82,846	—
San Melia	Garden	Mar-12	Phoenix, AZ	1998	488	16,631	55,679	5,724	16,631	61,403	78,034	(6,750)	71,284	30,592
Savannah Trace	Garden	Mar-01	Shaumburg, IL	1986	368	13,960	20,731	4,604	13,960	25,335	39,295	(12,512)	26,783	24,575
Saybrook Point	Garden	Dec-14	San Jose, CA	1995	324	32,842	84,457	—	32,842	84,457	117,299	(117)	117,182	64,817
Scotchollow	Garden	Jan-06	San Mateo, CA	1971	418	49,475	17,756	12,034	49,475	29,790	79,265	(12,686)	66,579	77,071
Shenandoah Crossing	Garden	Sep-00	Fairfax, VA	1984	640	18,200	57,198	17,777	18,200	74,975	93,175	(39,868)	53,307	63,444
Springwoods at Lake Ridge	Garden	Jul-02	Woodbridge, VA	1984	180	5,587	7,284	2,643	5,587	9,927	15,514	(2,632)	12,882	13,092
Spyglass at Cedar Cove	Garden	Sep-00	Lexington Park, MD	1985	152	3,241	5,094	3,165	3,241	8,259	11,500	(4,893)	6,607	9,755
Stafford	High Rise	Oct-02	Baltimore, MD	1889	96	562	4,033	4,176	562	8,209	8,771	(5,529)	3,242	3,977
Steeplechase	Garden	Sep-00	Largo, MD	1986	240	3,675	16,111	4,808	3,675	20,919	24,594	(10,725)	13,869	—
Sterling Apartment Homes, The	Garden	Oct-99	Philadelphia, PA	1961	536	8,871	55,365	48,901	8,871	104,266	113,137	(46,219)	66,918	71,505
Stone Creek Club	Garden	Sep-00	Germantown, MD	1984	240	13,593	9,347	6,640	13,593	15,987	29,580	(9,423)	20,157	—
Timbers at Long Reach Apartment Homes	Garden	Apr-05	Columbia, MD	1979	178	2,430	12,181	613	2,430	12,794	15,224	(6,444)	8,780	13,121
Towers Of Westchester Park, The	High Rise	Jan-06	College Park, MD	1972	303	15,198	22,029	10,963	15,198	32,992	48,190	(11,766)	36,424	25,467
Township At Highlands	Town Home	Nov-96	Centennial, CO	1985	161	1,536	9,773	6,435	1,536	16,208	17,744	(9,477)	8,267	15,100
Tremont	Mid Rise	Dec-14	Atlanta, GA	2009	78	5,155	18,130	—	5,155	18,130	23,285	(25)	23,260	—
Twin Lake Towers	High Rise	Oct-99	Westmont, IL	1969	399	3,268	18,763	38,885	3,268	57,648	60,916	(40,980)	19,936	31,691
Vantage Pointe	Mid Rise	Aug-02	Swampscott, MA	1987	96	4,748	10,089	1,188	4,748	11,277	16,025	(3,953)	12,072	5,100
Views at Vinings Mountain, The	Garden	Jan-06	Atlanta, GA	1983	180	610	5,026	12,004	610	17,030	17,640	(14,963)	2,677	—
Villa Del Sol	Garden	Mar-02	Norwalk, CA	1972	120	7,476	4,861	2,339	7,476	7,200	14,676	(3,881)	10,795	11,432
Village of Pennbrook	Garden	Oct-98	Levittown, PA	1969	722	10,240	38,222	13,110	10,240	51,332	61,572	(30,337)	31,235	44,883
Villas at Park La Brea, The	Garden	Mar-02	Los Angeles, CA	2002	250	8,630	48,871	6,086	8,630	54,957	63,587	(23,191)	40,396	21,428
Waterford Village	Garden	Aug-02	Bridgewater, MA	1971	588	29,110	28,101	3,143	29,110	31,244	60,354	(21,275)	39,079	38,014
Waterways Village	Garden	Jun-97	Aventura, FL	1994	180	4,504	11,064	5,701	4,504	16,765	21,269	(8,367)	12,902	—
Waverly Apartments	Garden	Aug-08	Brighton, MA	1970	103	7,920	11,347	2,040	7,920	13,387	21,307	(3,822)	17,485	12,459
Wexford Village	Garden	Aug-02	Worcester, MA	1974	264	6,349	17,939	1,700	6,349	19,639	25,988	(9,869)	16,119	10,188
Willow Bend	Garden	May-98	Rolling Meadows, IL	1969	328	2,717	15,437	26,480	2,717	41,917	44,634	(28,596)	16,038	18,386
Windrift	Garden	Mar-01	Oceanside, CA	1987	404	24,960	17,590	20,375	24,960	37,965	62,925	(25,980)	36,945	41,863
Windsor Park	Garden	Mar-01	Woodbridge, VA	1987	220	4,279	15,970	5,327	4,279	21,297	25,576	(9,834)	15,742	18,294
Woods Of Williamsburg	Garden	Jan-06	Williamsburg, VA	1976	125	798	3,657	1,192	798	4,849	5,647	(3,872)	1,775	—
Yacht Club at Brickell	High Rise	Dec-03	Miami, FL	1998	357	31,362	32,214	9,431	31,362	41,645	73,007	(12,334)	60,673	48,229

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2014
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Yorktown Apartments	High Rise	Dec-99	Lombard, IL	1971	364	3,055	18,162	33,672	3,055	51,834	54,889	(22,109)	32,780	30,937
Total Conventional Apartment Communities					43,004	1,860,444	3,117,671	2,342,280	1,770,609	5,459,950	7,230,559	(2,281,999)	4,948,560	3,640,020

Affordable Apartment Communities:
All Hallows	Garden	Jan-06	San Francisco, CA	1976	157	1,338	29,770	20,911	1,338	50,681	52,019	(27,472)	24,547	22,885
Arvada House	High Rise	Nov-04	Arvada, CO	1977	88	405	3,314	2,364	405	5,678	6,083	(2,447)	3,636	3,956
Bayview	Garden	Jun-05	San Francisco, CA	1976	146	582	15,265	17,710	582	32,975	33,557	(19,668)	13,889	11,704
Beacon Hill	High Rise	Mar-02	Hillsdale, MI	1980	198	1,094	7,044	6,290	1,094	13,334	14,428	(5,920)	8,508	6,889
Biltmore Towers	High Rise	Mar-02	Dayton, OH	1980	230	1,814	6,411	12,963	1,814	19,374	21,188	(11,870)	9,318	10,331
Butternut Creek	Mid Rise	Jan-06	Charlotte, MI	1980	100	505	3,617	3,902	505	7,519	8,024	(5,575)	2,449	4,049
Carriage House	Mid Rise	Dec-06	Petersburg, VA	1885	118	716	2,886	3,990	716	6,876	7,592	(3,608)	3,984	1,863
City Line	Garden	Mar-02	Newport News, VA	1976	200	500	2,014	7,386	500	9,400	9,900	(4,855)	5,045	4,428
Copperwood I Apartments	Garden	Apr-06	The Woodlands, TX	1980	150	383	8,373	5,507	383	13,880	14,263	(12,086)	2,177	5,242
Copperwood II Apartments	Garden	Oct-05	The Woodlands, TX	1981	150	459	5,553	3,563	459	9,116	9,575	(5,543)	4,032	5,408
Country Club Heights	Garden	Mar-04	Quincy, IL	1976	200	676	5,715	5,104	676	10,819	11,495	(5,691)	5,804	5,748
Crevenna Oaks	Town Home	Jan-06	Burke, VA	1979	50	—	5,203	417	—	5,620	5,620	(2,940)	2,680	2,653
Fountain Place	Mid Rise	Jan-06	Connersville, IN	1980	102	378	2,091	3,104	378	5,195	5,573	(1,730)	3,843	964
Hopkins Village	Mid Rise	Sep-03	Baltimore, MD	1979	165	549	5,973	3,692	549	9,665	10,214	(3,924)	6,290	9,100
Ingram Square	Garden	Jan-06	San Antonio, TX	1980	120	800	3,136	5,866	800	9,002	9,802	(5,112)	4,690	3,376
Kirkwood House	High Rise	Sep-04	Baltimore, MD	1979	261	1,337	9,358	8,817	1,337	18,175	19,512	(7,641)	11,871	16,000
La Salle	Garden	Oct-00	San Francisco, CA	1976	145	1,866	19,567	17,829	1,866	37,396	39,262	(24,179)	15,083	17,882
La Vista	Garden	Jan-06	Concord, CA	1981	75	581	4,449	4,420	581	8,869	9,450	(3,290)	6,160	5,055
Loring Towers	High Rise	Oct-02	Minneapolis, MN	1975	230	886	7,445	8,061	886	15,506	16,392	(6,923)	9,469	9,739
Loring Towers Apartments	High Rise	Sep-03	Salem, MA	1973	250	187	14,050	7,717	187	21,767	21,954	(8,976)	12,978	10,519
New Baltimore	Mid Rise	Mar-02	New Baltimore, MI	1980	101	896	2,360	5,270	896	7,630	8,526	(3,773)	4,753	2,026
Northpoint	Garden	Jan-00	Chicago, IL	1921	304	2,510	14,334	15,382	2,510	29,716	32,226	(20,880)	11,346	17,767
Panorama Park	Garden	Mar-02	Bakersfield, CA	1982	66	521	5,520	1,165	521	6,685	7,206	(3,194)	4,012	1,896
Parc Chateau I	Garden	Jan-06	Lithonia, GA	1973	86	592	1,435	—	592	1,435	2,027	(1,383)	644	—
Parc Chateau II	Garden	Jan-06	Lithonia, GA	1974	88	596	2,965	28	596	2,993	3,589	(2,356)	1,233	—
Park Place	Mid Rise	Jun-05	St Louis, MO	1977	242	705	6,327	8,176	705	14,503	15,208	(10,318)	4,890	8,729
Parkways, The	Garden	Jun-04	Chicago, IL	1925	446	3,426	23,257	20,546	3,426	43,803	47,229	(23,575)	23,654	17,901
Pavilion	High Rise	Mar-04	Philadelphia, PA	1976	296	—	15,415	2,064	—	17,479	17,479	(8,270)	9,209	7,040
Pleasant Hills	Garden	Apr-05	Austin, TX	1982	100	1,229	2,631	3,770	1,229	6,401	7,630	(3,498)	4,132	3,001
Plummer Village	Mid Rise	Mar-02	North Hills, CA	1983	75	666	2,647	1,738	666	4,385	5,051	(2,900)	2,151	2,386
Riverwoods	High Rise	Jan-06	Kankakee, IL	1983	125	598	4,931	3,611	598	8,542	9,140	(3,247)	5,893	3,530
Round Barn Manor	Garden	Mar-02	Champaign, IL	1979	156	810	5,134	6,003	810	11,137	11,947	(3,498)	8,449	4,408
San Jose Apartments	Garden	Sep-05	San Antonio, TX	1970	220	234	5,770	12,132	234	17,902	18,136	(8,890)	9,246	4,451
San Juan Del Centro	Mid Rise	Sep-05	Boulder, CO	1971	150	439	7,110	12,989	439	20,099	20,538	(9,758)	10,780	11,856
Shoreview	Garden	Oct-99	San Francisco, CA	1976	156	1,476	19,071	19,533	1,476	38,604	40,080	(25,531)	14,549	19,190
South Bay Villa	Garden	Mar-02	Los Angeles, CA	1981	80	1,352	2,770	3,937	1,352	6,707	8,059	(5,608)	2,451	2,811
Stonegate Apts	Mid Rise	Jul-09	Indianapolis, IN	1920	52	122	1,920	747	122	2,667	2,789	(1,434)	1,355	1,825
Summit Oaks	Town Home	Jan-06	Burke, VA	1980	50	—	5,311	421	—	5,732	5,732	(2,836)	2,896	2,642
Tamarac Pines Apartments I	Garden	Nov-04	Woodlands, TX	1980	144	363	2,775	3,958	363	6,733	7,096	(3,725)	3,371	3,788
Tamarac Pines Apartments II	Garden	Nov-04	Woodlands, TX	1980	156	266	3,195	3,953	266	7,148	7,414	(3,528)	3,886	4,103
Terry Manor	Mid Rise	Oct-05	Los Angeles, CA	1977	170	1,997	5,848	6,804	1,997	12,652	14,649	(9,542)	5,107	6,389
Tompkins Terrace	Garden	Oct-02	Beacon, NY	1974	193	872	6,827	14,073	872	20,900	21,772	(9,065)	12,707	6,748
University Square	High Rise	Mar-05	Philadelphia, PA	1978	442	702	12,201	9,670	702	21,871	22,573	(8,764)	13,809	17,161
Van Nuys Apartments	High Rise	Mar-02	Los Angeles, CA	1981	299	3,576	21,226	23,339	3,576	44,565	48,141	(16,511)	31,630	24,440

						(2)		(3)
		(1)				Initial Cost		Cost Capitalized	December 31, 2014
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(4)	Accumulated	Total Cost
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances

Wah Luck House	High Rise	Jan-06	Washington, DC	1982	153	—	7,772	637	—	8,409	8,409	(2,700)	5,709	6,159
Walnut Hills	High Rise	Jan-06	Cincinnati, OH	1983	198	826	5,608	5,565	826	11,173	11,999	(5,039)	6,960	5,386
Washington Square West	Mid Rise	Sep-04	Philadelphia, PA	1982	132	582	11,169	4,827	582	15,996	16,578	(10,610)	5,968	3,554
Whitefield Place	Garden	Apr-05	San Antonio, TX	1980	80	219	3,151	2,143	219	5,294	5,513	(2,744)	2,769	2,072
Winter Gardens	High Rise	Mar-04	St Louis, MO	1920	112	300	3,072	4,659	300	7,731	8,031	(2,352)	5,679	3,429
Woodland Hills	Garden	Oct-05	Jackson, MI	1980	125	320	3,875	4,695	320	8,570	8,890	(5,201)	3,689	3,335
Total Affordable Apartment Communities					8,132	41,251	376,861	351,448	41,251	728,309	769,560	(390,180)	379,380	355,814
Other (6)					—	73,772	71,067	—	73,780	71,059	144,839	—	144,839	26,975
Total					51,136	$1,975,467	$3,565,599	$2,693,728	$1,885,640	$6,259,318	$8,144,958	$(2,672,179)	$5,472,779	$4,022,809

(1) Date we acquired the apartment community or first consolidated the partnership which owns the apartment community.
(2) For 2008 and prior periods, costs to acquire the noncontrolling interest’s share of our consolidated real estate partnerships were capitalized as part of the initial cost.
(3) Costs capitalized subsequent to consolidation includes costs capitalized since acquisition or first consolidation of the partnership/apartment community.
(4) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $3.8 billion at December 31, 2014.
(5) The current carrying value of the apartment community reflects an impairment loss recognized during the current period or prior periods.
(6) Other includes land parcels and development costs.

APARTMENT INVESTMENT AND MANAGEMENT COMPANY
AIMCO PROPERTIES, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	2014	2013	2012
Real Estate Balance at beginning of year	$8,214,081	$8,333,419	$8,917,137
Additions during the year:
Acquisitions	379,187	66,058	131,374
Capital additions	367,454	376,038	272,103
Deductions during the year:
Casualty and other write-offs (1)	(111,068)	(98,489)	(62,589)
Reclassification of real estate included in sale of asset management business (Note 3)	—	—	(160,420)
Amounts related to assets held for sale	(38,744)	—	—
Sales	(665,952)	(462,945)	(764,186)
Balance at end of year	$8,144,958	$8,214,081	$8,333,419
Accumulated Depreciation Balance at beginning of year	$2,822,872	$2,820,765	$2,872,190
Additions during the year:
Depreciation	265,060	288,666	353,414
Deductions during the year:
Casualty and other write-offs (1)	(106,802)	(92,775)	(46,869)
Reclassification of real estate included in sale of asset management business (Note 3)	—	—	(33,394)
Amounts related to assets held for sale	(12,304)	—	—
Sales	(296,647)	(193,784)	(324,576)
Balance at end of year	$2,672,179	$2,822,872	$2,820,765

(1)	Includes the write-off of fully depreciated assets totaling $106.3 million, $91.9 million and $38.7 million, during the years ended December 31, 2014, 2013 and 2012, respectively.