Form 10-Q
period 2024-06-30
Apartment Income REIT, L.P.
filed 2024-08-09
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 0-24497
APARTMENT INCOME REIT, L.P.
(Exact name of registrant as specified in its charter)

Delaware	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York	10154
(Address of principal executive offices)	(Zip Code)
(212) 583-5000
(Registrant’s telephone number, including area code)
4582 South Ulster Street, Suite 1700, Denver, Colorado 80237
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Not Applicable	Not Applicable	Not Applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2024, the registrant had 1,654 holders of record of common OP Units outstanding.

EXPLANATORY NOTE
On June 28, 2024, Apartment Income REIT Corp., a Maryland corporation (“AIR”), completed the previously announced transactions contemplated by that certain Agreement and Plan of Merger, dated as of April 7, 2024 (the “Merger Agreement”), by and among AIR, Apex Purchaser LLC, a Delaware limited liability company (“Buyer 1”), Aries Purchaser LLC, a Delaware limited liability company (“Buyer 2”), Astro Purchaser LLC, a Delaware limited liability company (“Buyer 3” and, together with Buyer 1 and Buyer 2, collectively, the “Parent Entities”), and Astro Merger Sub, Inc., a Maryland corporation and a wholly owned subsidiary of the Parent Entities (“Merger Sub” and, together with the Parent Entities, the “Parent Parties”). The Parent Parties are affiliates of Blackstone Real Estate Partners X L.P., which is an affiliate of Blackstone Inc. (“Blackstone”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into AIR (the “Merger”) at the closing (the “Closing”) of the Merger, with AIR surviving, and the separate existence of Merger Sub ceasing. As a result of the Merger and the related transactions, AIR became a subsidiary of the Parent Entities.
Effective as of July 1, 2024, AIR converted from a Maryland corporation to a Delaware limited liability company (the “Company Conversion”) with the name “Apartment Income REIT LLC” and continues to be managed by a Board of Directors.
In connection with the Company Conversion, certain subsidiaries of AIR were also converted to limited liability companies, including the general partner of Apartment Income REIT, L.P. (“AIR Operating Partnership” or “Operating Partnership”), which converted from a Delaware corporation to a Delaware limited liability company with the name “AIR-GP LLC” (the “General Partner”). As a result of such conversion, the General Partner is now managed by its sole member rather than a board. In turn, that sole member is managed by its sole member, AIR, under the direction of AIR’s Board of Directors.
Prior to the Closing, AIR and AIR Operating Partnership jointly filed periodic and annual reports. In connection with the completion of the Merger, trading of AIR Common Stock on the New York Stock Exchange was suspended prior to the opening of trading on June 28, 2024, and on July 8, 2024, AIR terminated the registration of shares of its Common Stock under Section 12(g) of the Exchange Act and its reporting obligations under Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to shares of its Common Stock. The AIR Operating Partnership, however, remains required to file annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act as a result of the number of holders of common OP Units. The Operating Partnership will not be eligible to cease its public reporting unless it has fewer than 300 holders of its common OP Units. As of June 30, 2024, there were 1,719 holders of record of common OP Units.
AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to the AIR Operating Partnership, and its consolidated subsidiaries, collectively.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Buildings and improvements	$6,434,586	$6,324,857
Land	1,297,414	1,285,710
Total real estate	7,732,000	7,610,567
Accumulated depreciation	(2,353,199)	(2,245,589)
Net real estate	5,378,801	5,364,978
Cash and cash equivalents	303,102	91,401
Restricted cash	27,414	26,090
Investment in unconsolidated real estate partnerships	353,879	336,077
Goodwill	32,286	32,286
Other assets, net	293,993	283,920
Total assets	$6,389,475	$6,134,752

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$4,911,356	$2,223,791
Term loans, net	—	473,701
Revolving credit facility borrowings	—	115,000
Unsecured notes payable, net	—	397,852
Total indebtedness	4,911,356	3,210,344
Accrued liabilities and other	336,978	296,894
Total liabilities	5,248,334	3,507,238

Commitments and contingencies (Note 8)

Redeemable preferred units	77,140	77,140

Partners’ capital:
Preferred units	—	2,000
General Partner and Special Limited Partner	965,426	2,349,896
Limited Partners	191,537	284,451
Partners’ capital attributable to the AIR Operating Partnership	1,156,963	2,636,347
Noncontrolling interests in consolidated real estate partnerships	(92,962)	(85,973)
Total partners’ capital	1,064,001	2,550,374
Total liabilities, redeemable preferred units, and partners’ capital	$6,389,475	$6,134,752
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Rental and other property revenues	$197,129	$212,492	$389,511	$422,415
Other revenues	3,244	2,068	6,484	4,138
Total revenues	200,373	214,560	395,995	426,553

EXPENSES
Property operating expenses	59,867	64,270	119,354	132,047
Property management expenses	7,733	7,742	15,930	15,418
Depreciation and amortization	82,384	89,260	162,138	184,926
General and administrative expenses	9,286	6,023	19,622	13,203
Other expenses, net	6,814	2,519	14,915	6,179
	166,084	169,814	331,959	351,773

Interest income	2,044	1,507	4,096	3,032
Interest expense	(31,232)	(37,554)	(66,514)	(73,741)
Loss on extinguishment of debt	(28,328)	—	(28,328)	(2,008)
Gain (loss) on dispositions and impairments of real estate	3,282	(17,472)	3,282	(17,472)
Gain on derivative instruments, net	5,207	11,390	14,781	9,252
Loss from unconsolidated real estate partnerships	(2,200)	(842)	(9,050)	(1,877)
Merger-related costs	(164,728)	—	(167,928)	—
(Loss) income before income tax expense	(181,666)	1,775	(185,625)	(8,034)
Income tax expense	(535)	(1,177)	(854)	(1,316)
Net (loss) income	(182,201)	598	(186,479)	(9,350)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(867)	(684)	(1,968)	(1,369)
Net loss attributable to the AIR Operating Partnership	(183,068)	(86)	(188,447)	(10,719)
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,627)	(1,612)	(3,241)	(3,225)
Net loss (income) attributable to participating securities	—	(56)	66	(93)
Net loss attributable to the AIR Operating Partnership’s common unitholders	$(184,695)	$(1,754)	$(191,622)	$(14,037)

Net loss attributable to the AIR Operating Partnership's common unitholders per unit – basic and diluted	$(1.20)	$(0.01)	$(1.24)	$(0.09)

Weighted-average common units outstanding – basic and diluted	154,290	159,778	154,307	159,531
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net (loss) income	$(182,201)	$598	$(186,479)	$(9,350)
Unrealized gain on derivative instruments, net	—	16,631	—	5,191
Reclassification of interest rate derivative gain to net (loss) income	(11,328)	(5,364)	(13,429)	(9,518)
Comprehensive (loss) income	(193,529)	11,865	(199,908)	(13,677)
Comprehensive income attributable to noncontrolling interests in consolidated real estate partnerships	(867)	(684)	(1,968)	(1,369)
Comprehensive (loss) income attributable to the AIR Operating Partnership	$(194,396)	$11,181	$(201,876)	$(15,046)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended June 30, 2024 and 2023
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital
Balances at March 31, 2023	$2,000	$2,057,615	$254,304	$2,313,919	$(79,017)	$2,234,902
Redemption of common partnership units	—	—	(5,285)	(5,285)	—	(5,285)
Amortization of share-based compensation cost	—	820	1,155	1,975	—	1,975
Effect of changes in ownership of consolidated entities	—	(3,184)	3,184	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	2,950	2,950
Other comprehensive income	—	10,273	994	11,267	—	11,267
Net (loss) income	—	(1,341)	(315)	(1,656)	684	(972)
Distributions to common unitholders	—	(67,201)	(4,526)	(71,727)	—	(71,727)
Distributions to noncontrolling interests	—	—	—	—	(2,572)	(2,572)
Other, net	—	4	1	5	(136)	(131)
Balances at June 30, 2023	$2,000	$1,997,465	$249,512	$2,248,977	$(80,087)	$2,168,890

Balances at March 31, 2024	$2,000	$2,277,237	$278,699	$2,557,936	$(89,261)	$2,468,675
Redemption of common partnership units	—	—	(378)	(378)	—	(378)
Amortization of share-based compensation cost	—	9,543	1,260	10,803	—	10,803
Effect of changes in ownership of consolidated entities	—	(316)	316	—	—	—
Other comprehensive loss	—	(10,436)	(892)	(11,328)	—	(11,328)
Net (loss) income	—	(172,953)	(11,692)	(184,645)	867	(183,778)
Merger-related distributions	—	(1,137,652)	(75,776)	(1,213,428)	—	(1,213,428)
Distributions to noncontrolling interests	—	—	—	—	(4,431)	(4,431)
Redemption of preferred units	(2,000)	—	—	(2,000)	—	(2,000)
Other, net	—	3	—	3	(137)	(134)
Balances at June 30, 2024	$—	$965,426	$191,537	$1,156,963	$(92,962)	$1,064,001
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2024 and 2023
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital
Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Issuance of AIR Operating Partnership units	—	—	22,383	22,383	—	22,383
Redemption of common partnership units	—	—	(15,814)	(15,814)	—	(15,814)
Amortization of share-based compensation cost	—	2,791	2,310	5,101	—	5,101
Effect of changes in ownership of consolidated entities	—	(9,286)	9,286	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	4,517	4,517
Other comprehensive loss	—	(4,219)	(108)	(4,327)	—	(4,327)
Net (loss) income	—	(12,718)	(1,141)	(13,859)	1,369	(12,490)
Distributions to common unitholders	—	(134,140)	(9,078)	(143,218)	—	(143,218)
Distributions to noncontrolling interests	—	—	—	—	(5,057)	(5,057)
Other, net	—	141	—	141	(135)	6
Balances at June 30, 2023	$2,000	$1,997,465	$249,512	$2,248,977	$(80,087)	$2,168,890

Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
Redemption of common partnership units	—	—	(4,171)	(4,171)	—	(4,171)
Amortization of share-based compensation cost	—	11,843	2,677	14,520	—	14,520
Effect of changes in ownership of consolidated entities	—	(2,155)	2,155	—	—	—
Other comprehensive loss	—	(12,355)	(1,074)	(13,429)	—	(13,429)
Net (loss) income	—	(179,545)	(12,049)	(191,594)	1,968	(189,626)
Merger-related distributions	—	(1,137,652)	(75,776)	(1,213,428)	—	(1,213,428)
Distributions to common unitholders	—	(64,649)	(4,676)	(69,325)	—	(69,325)
Distributions to noncontrolling interests	—	—	—	—	(8,826)	(8,826)
Redemption of preferred units	(2,000)	—	—	(2,000)	—	(2,000)
Other, net	—	43	—	43	(131)	(88)
Balances at June 30, 2024	$—	$965,426	$191,537	$1,156,963	$(92,962)	$1,064,001
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,479)	$(9,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	162,138	184,926
(Gain) loss on dispositions and impairments of real estate	(3,282)	17,472
Loss on extinguishment of debt	16,670	2,008
Income tax expense	854	1,316
Other, net	23,590	624
Net changes in operating assets and operating liabilities	3,089	(14,334)
Net cash provided by operating activities	16,580	182,662
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(246,615)	(182,459)
Capital expenditures	(59,320)	(89,388)
Distributions from unconsolidated joint ventures	27,470	—
Proceeds from dispositions of real estate	—	33,633
Other investing activities, net	(8,382)	9,804
Net cash used in investing activities	(286,847)	(228,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	3,322,966	320,000
Principal repayments of non-recourse property debt	(538,276)	(103,964)
Repayments of term loans	(475,000)	—
Repayments of unsecured notes payable	(400,000)	—
Net repayments of revolving credit facility	(115,000)	(170,000)
Merger-related distributions	(1,187,907)	—
Payment of distributions to General Partner and Special Limited Partner	(65,105)	(134,135)
Payment of distributions to Limited Partners	(4,676)	(9,103)
Payment of distributions to noncontrolling interests	(6,878)	(5,056)
Repurchase of common partnership units held by General Partner and Special Limited Partner	(24,595)	—
Redemption of preferred units	(2,000)	—
Other financing activities, net	(20,237)	(23,486)
Net cash provided by (used in) financing activities	483,292	(125,744)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	213,025	(171,492)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	117,491	301,405
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$330,516	$129,913
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)
Note 1 — Basis of Presentation and Organization
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT, L.P. (“AIR Operating Partnership”, or the “Operating Partnership”), and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in partnerships consolidated by AIR Operating Partnership that are held by third parties are reflected in AIR Operating Partnership’s accompanying condensed consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships. Net income (loss) and other comprehensive income (loss) are allocated to each partner's capital account.
Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR Operating Partnership and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The condensed consolidated balance sheets of AIR Operating Partnership and its consolidated subsidiaries as of December 31, 2023, have been derived from its respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023.
Reclassifications
Certain prior period balances in the condensed consolidated statements of operations and statements of cash flows have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. These changes had no impact on net income (loss), cash flows, assets and liabilities, or partners’ capital previously reported.
Organization and Business
The AIR Operating Partnership focuses on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of June 30, 2024, our portfolio included 77 apartment communities with 27,384 apartment homes, in which we held an average ownership of approximately 81%.
Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units”, as well as preferred partnership units, which we refer to as “preferred OP Units”. As of June 30, 2024, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 158,232,367 common OP Units and equivalents outstanding.

Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2024 and December 31, 2023, the AIR Operating Partnership consolidated four VIEs. Please see Note 11 for further discussion regarding our consolidated VIEs.
Redeemable Preferred OP Units
The AIR Operating Partnership has various classes of preferred OP Units. Each class of preferred OP Units is currently redeemable at the holders’ option, with a cash value equal to the redemption price. The preferred OP Units are therefore presented within temporary partners’ capital in the AIR Operating Partnership’s condensed consolidated balance sheets.
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value (in thousands):

Balance at January 1, 2024	$77,140
Preferred distributions	(3,140)
Net income allocated to preferred units	3,140
Balance at June 30, 2024	$77,140
As of June 30, 2024 and December 31, 2023, the AIR Operating Partnership had 2,846,506 and 2,846,524 redeemable preferred OP Units issued and outstanding, respectively. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit, respectively.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Note 3 — Blackstone Transaction
Merger Agreement
On June 28, 2024, AIR completed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) by and among AIR, Apex Purchaser LLC, a Delaware limited liability company (“Buyer 1”), Aries Purchaser LLC, a Delaware limited liability company (“Buyer 2”), Astro Purchaser LLC, a Delaware limited liability company (“Buyer 3” and, together with Buyer 1 and Buyer 2, collectively, the “Parent Entities”), and Astro Merger Sub, Inc., a Maryland corporation and a wholly owned subsidiary of the Parent Entities (“Merger Sub” and, together with the Parent Entities, the “Parent Parties”). The Parent Parties are affiliates of Blackstone Real Estate Partners X L.P., which is an affiliate of Blackstone Inc. (“Blackstone”). At the closing of the transactions contemplated by the Merger Agreement on June 28, 2024 (the “Closing”), Merger Sub merged with and into AIR (the “Merger”). As a result of the Merger, AIR became a subsidiary of the Parent Entities.
Pursuant to the terms and conditions of the Merger Agreement, among other things:
•Change of Control: Upon Closing, Blackstone Real Estate Partners X L.P., indirectly through the Parent Parties, controls the General Partner and Special Limited Partner of the AIR Operating Partnership.
•Share-Based Awards: All stock options and restricted stock awards outstanding immediately prior to Closing, whether vested or unvested, were cancelled and converted into the right to receive cash amounting to $25.7 million in total, as determined pursuant to the applicable stock awards and incentive plans and agreements and in accordance with the terms and conditions of the Merger Agreement (with any performance goals applicable to such company stock option measured at the greater of target level performance and actual performance through the date of Closing). The $25.7 million was paid in the third quarter of 2024.
During the three months ended June 30, 2024, the cancellation of the restricted stock awards resulted in the acceleration of share-based compensation expense of $8.6 million, which is recorded in merger-related costs within the condensed consolidated statements of operations. Of the $8.6 million acceleration, $5.2 million and $3.4 million would have been recorded within general and administrative expenses and property management expenses in our condensed consolidated statements of operations, respectively, through January 2028.
•Preferred Units: All Class A preferred stock outstanding immediately prior to the Closing were redeemed by AIR at a redemption price payable in cash of $100,000.00 per unit, which resulted in the mirrored preferred units at the AIR Operating Partnership to be cancelled. During the three months ended June 30, 2024, cancellation of the mirrored preferred units resulted in a cash payment of $2.0 million, which was paid in June 2024 in conjunction with the Closing. As of June 30, 2024, the Operating Partnership has no mirrored preferred units outstanding.
Treatment of Partnership Units
The issued and outstanding equity interests of the AIR Operating Partnership, including the common OP units, preferred OP units, and LTIP units were unaffected by the Merger and remain issued and outstanding and continue to have the rights and privileges set forth in the Partnership Agreement.
Merger-related costs
In conjunction with the Merger, and during the three and six months ended June 30, 2024, the Operating Partnership incurred cost of $164.7 million and $167.9 million, respectively, which is included in merger-related costs in our condensed consolidated statements of operations. The merger-related costs primarily consist of regulatory, advisory, legal, consulting, banking services, loan assumption fees, and the acceleration of share-based compensation totaling $8.6 million related to the cancellation of the stock options and restricted stock awards discussed above.
Amendments to the Seventh Amended and Restated Agreement of Limited Partnership of the AIR Operating Partnership
On June 25, 2024, AIR Operating Partnership’s general partner adopted Amendment No. 1 (the “Amendment No. 1”) to the Partnership Agreement to provide that, following the Closing:
•the AIR Operating Partnership will pay only cash to those holders of units in the AIR Operating Partnership who elect to redeem their units in accordance with the terms of the Partnership Agreement (and will not exercise its right to pay for such redeemed units in the AIR Operating Partnership in shares of the Class A common stock, $0.01 par value per share, of AIR);
•any of the common OP Units redeemed on the date of Closing or within ten (10) days thereafter (the “Initial Post-Closing Period”) will be valued at an amount equal to the Common Stock Merger Consideration minus the aggregate amount of all distributions per common OP Unit declared or paid to the holders of common OP Units during the period commencing on the date of Closing and ending on the date a notice of redemption is received; and
•any common OP Units redeemed after the Initial Post-Closing Period will be valued by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, as appropriate.
Effective as of July 1, 2024, AIR converted from a Maryland corporation to a Delaware limited liability company (the “Company Conversion”) with the name “Apartment Income REIT LLC” and continues to be managed by a Board of Directors.
In connection with the Company Conversion, certain subsidiaries of AIR were also converted to limited liability companies, including the general partner of the AIR Operating Partnership, which converted from a Delaware corporation to a Delaware limited liability company with the name “AIR-GP LLC” (the “General Partner”). As a result of such conversion, the General Partner is now managed by its sole member rather than a board. In turn, that sole member is managed by its sole member, AIR, under the direction of AIR’s Board of Directors.
Concurrently with, and in connection with, the Company Conversion, the Partnership Agreement was further amended by the adoption of an Amendment No. 2 (the “Amendment No. 2”). Amendment No. 2 (i) clarified references to

AIR and its capital stock to account for the different form of entity of AIR as a result of the Company Conversion and (ii) eliminated Exhibits Q and R relating to the Class Eleven and Class Twelve Preferred OP Units, which were previously wholly owned by subsidiaries of AIR. On July 1, 2024, the AIR Operating Partnership filed an amendment to its Certificate of Limited Partnership (the “Certificate of Amendment”) solely to reflect the new name of the General Partner.
Additional Information
The Merger was funded primarily via cash provided by affiliates of Blackstone and the net proceeds from the issuance of debt instruments. The net funding was used to satisfy the cancellation of AIR’s common stock and stock options, the redemption of restricted stock awards, the payment of merger-related cost, and the termination of $1.7 billion of outstanding debt principal amounts. The cancellations and redemptions are outlined above, and refer to Note 6 for discussion regarding the debt transactions.
Additionally, and as a result of Closing, the Operating Partnership elected to use a convenience date of June 30, 2024 for the basis of accounting, as the difference in dates is not material to the presentation of the financial results. In connection with the Merger, the Operating Partnership did not elect push-down accounting.
Note 4 — Significant Transactions
Apartment Community Acquisitions
During the three months ended June 30, 2024, we acquired one apartment community located in Bethesda, Maryland with 50,500 square feet of commercial space. During the six months ended June 30, 2024, we acquired one additional apartment community located in Raleigh, North Carolina. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Number of apartment communities	1	2
Number of apartment homes	359	743

Purchase price	$150,000	$236,500
Capitalized transaction costs	3,096	3,809
Total consideration	$153,096	$240,309

Land	$39,844	$51,548
Building and improvements	104,038	177,140
Intangible assets (1)	9,395	11,877
Mark-to-market on debt assumed	—	—
Below-market lease liabilities (1)	(181)	(256)
Total consideration	$153,096	$240,309
(1)Intangible assets and below-market lease liabilities for the Bethesda, Maryland apartment community acquisition have a weighted-average term of 4.7 years and 0.5 years, respectively. Intangible assets and below-market lease liabilities for the Raleigh, North Carolina apartment community acquisition have a weighted-average term of 0.5 years.
Apartment Community Dispositions
During the three and six months ended June 30, 2024, the apartment community acquired in Bethesda, Maryland was subsequently contributed to our joint venture with a global institutional investor (the “Core JV”), which represents an apartment community disposition under GAAP. Upon contribution of the apartment community and the related non-recourse property debt to the Core JV, the AIR Operating Partnership received $27.5 million in cash consideration. See Note 7 for discussion regarding our joint venture transactions.
During the three and six months ended June 30, 2023, we sold two apartment communities with 62 apartment homes included in our Other Real Estate segment.

At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of June 30, 2024, no communities were classified as held for sale.
Distributions
For the three and six months ended June 30, 2024, regular, recurring distributions paid per common OP Unit were $0.00 and $0.45, respectively. As a result of the announcement of the Merger Agreement on April 7, 2024, no regular, recurring distributions were paid during the three months ended June 30, 2024. In connection with, but effectively immediately following, the Closing of the transactions contemplated by the Merger Agreement as described in Note 3, the AIR Operating Partnership paid a special cash distribution in an aggregate amount of $1.2 billion to holders of record of common OP Units and LTIP units immediately following the effective time of the Merger, representing a distribution of $7.70 per common OP Unit. The special distribution paid to the General Partner and Special Limited Partner was used to fund the Merger.
For the three and six months ended June 30, 2023, regular, recurring distributions paid per common OP Unit were $0.45, and $0.90, respectively.
On August 1, 2024, and in connection with the subsequent event debt transactions described in Note 6, the AIR Operating Partnership paid a special cash distribution in an aggregate amount of $895.0 million to holders of record of common OP Units and LTIP units as of the close of business on July 31, 2024, representing a distribution of $5.80 per common OP Unit.
Note 5 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fixed lease income	$182,206	$196,718	$361,565	$393,054
Variable lease income	14,496	15,253	27,322	28,541
Total lease income	$196,702	$211,971	$388,887	$421,595
Generally, our residential leases do not provide extension options and, as of June 30, 2024, have an average remaining term of 9.0 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of June 30, 2024, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2024 (remaining)	$292,090
2025	300,530
2026	53,770
2027	12,503
2028	10,098
Thereafter	31,866
Total	$700,857

Note 6 — Debt
The following table summarizes our total indebtedness (in thousands):

	June 30, 2024	December 31, 2023
Non-recourse property debt:
Fixed-rate property debt due July 2025 to January 2055 (1)	$1,757,189	$2,236,975
Variable-rate property debt due September 2024 to July 2029 (2)	3,173,500	—
Total non-recourse property debt	4,930,689	2,236,975
Debt issuance costs, net of accumulated amortization	(19,333)	(13,184)
Total non-recourse property debt, net	$4,911,356	$2,223,791

Unsecured debt:
Term loans due December 2024 to April 2026	$—	$475,000
Revolving credit facility borrowings due April 2025	—	115,000
4.58% Notes payable due June 2027	—	100,000
4.77% Notes payable due June 2029	—	100,000
4.84% Notes payable due June 2032	—	200,000
Total unsecured debt	—	990,000
Debt issuance costs, net of accumulated amortization	—	(3,447)
Total unsecured debt, net	$—	$986,553
Total indebtedness	$4,911,356	$3,210,344
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
(2)As of June 30, 2024, $675.0 million of our variable-rate property debt is economically hedged at an effective interest rate of 5.5% via interest rate swaps. Additionally, $148.5 million of our variable-rate property debt is economically hedged at a maximum interest rate of 7.10% via one interest rate cap.
The Operating Partnership placed the following debt instruments in connection with the completion of the Merger on June 28, 2024:
•$2.7 billion in variable-rate non-recourse property debt which matures on June 26, 2026, with two one-year extension terms at the option of the AIR Operating Partnership bearing interest rate at one-month term SOFR plus 2.00%, for an initial rate of 7.33%.
•$375.0 million of variable-rate non-recourse property debt, which matures in September 2024, bearing interest at one-month term SOFR plus 2.00%, for an initial rate of 7.33%.
•$148.5 million of variable-rate non-recourse property debt, which matures in July 2026 and includes three one-year extension terms, bearing interest at a one-month term SOFR plus 2.10%, with a maximum interest rate of 7.10% due to an interest rate cap that matures in July 2026.
•$20.3 million and $31.9 million of fixed-rate property debt secured by two properties which mature in August 2030, bearing interest at 7.02%, and in October 2030, bearing interest at 7.13%, respectively.
The net proceeds from the above transactions were used to repay the outstanding principal amounts on our term loans, notes payable, revolving credit facility, secured credit facility, and a portion of our fixed-rate property debt, totaling $1.7 billion. The remainder of the funding was used to fund the consideration for the Merger, pay for certain costs and expenses relating to the Merger, and to fund property operations.
As a result of these transactions, the Operating Partnership recognized $28.3 million of loss on extinguishment of debt during the three months ended June 30, 2024, which represents the unamortized discounts and related expenses and fees associated with the termination of these instruments.
As of June 30, 2024, our available liquidity was $330.5 million, which is comprised of restricted cash and cash and cash equivalents.

Subsequent to June 30, 2024, the AIR Operating Partnership placed additional non-recourse variable-rate property debt (the “CMBS Loan”), totaling $3.0 billion, maturing in 2026 and subject to three one-year extension options. The interest rate on the CMBS Loan is equal to one month term SOFR, plus a margin rate of 2.18%, for an initial rate of 7.53%. Additionally, the AIR Operating Partnership placed $401.9 million of fixed-rate debt secured by one property. The debt matures in August 2029, bearing interest at 5.49%. The proceeds from the non-recourse variable-rate and fixed-rate property debt were used to repay $1.9 billion and $375 million of variable-rate property debt, respectively.
In connection with the subsequent event debt transactions outlined above, and subsequent to June 30, 2024, the AIR Operating Partnership entered into eight pay-fixed, receive-floating interest rate swaps, two interest rate caps, and one sold partially offsetting interest rate cap that are not designated as hedging instruments. The eight pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $4.0 billion, economically hedging our variable-rate property debt and mature between August 2026 and August 2027. Four of the interest rate swaps have a notional adjustment period, which reduces the aggregate notional amount by $1.0 billion in August 2025. The two interest rate caps have an aggregate notional value of $3.0 billion and mature in August 2026, and the sold partially offsetting interest rate cap has a notional value of $2.2 billion and matures in August 2026. The sold partially offsetting interest rate cap has a notional adjustment period, which reduces the aggregate notional value to $1.5 billion in August 2025.
Note 7 — Investment in Unconsolidated Real Estate Partnerships
Joint Venture Transactions
During the second quarter of 2024, AIR Operating Partnership acquired a 359-unit property located in Bethesda, Maryland with 50,500 square feet of commercial space for a purchase price of $150.0 million. In connection with the acquisition, the Operating Partnership placed $97.3 million of non-recourse property debt. The property and related non-recourse property debt was subsequently contributed to the Core JV, in which we retain a 53% interest, which represents a non-cash activity during the period. Upon contribution to the Core JV, AIR Operating Partnership received $27.5 million in cash and recognized a gain of $3.2 million as a result of the disposition which is included in gain (loss) on dispositions and impairments of real estate in our condensed consolidated statements of operations.
Unconsolidated Joint Ventures
As of June 30, 2024, AIR Operating Partnership has equity investments in three significant unconsolidated joint ventures: the Core JV, the joint venture with a global asset manager (“Value-Add JV”), and the “Virginia JV” (collectively, the “Joint Venture Entities”). We account for these joint ventures utilizing the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV	Value-Add JV (1)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR Ownership	20%	30%	53%
Outside Entities Ownership	80%	70%	47%
Number of Apartment Communities	3	1	12
Apartment Units	1,748	443	3,908
(1)A global asset manager acquired a 70% legal ownership in the Huntington Gateway property, but the AIR Operating Partnership is entitled to 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.
The carrying value of AIR Operating Partnership's investment in each joint venture is included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets. AIR Operating Partnership's exposure to the obligations of the VIEs is limited to the carrying value of the limited partnership interests and AIR Operating Partnership's interest of the joint ventures' guarantor non-recourse liabilities. The following table summarizes certain relevant information with respect to our investments in unconsolidated real estate partnerships (in thousands):

	June 30, 2024
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$88,850	$891,174
AIR Operating Partnership's investment in balance (1)	$15,885	$29,459	$287,289

(1)AIR Operating Partnership's investment in balance includes certain basis differences that are subject to amortization. AIR Operating Partnership's investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $21.2 million related to two immaterial unconsolidated investments.

	December 31, 2023
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$88,741	$793,910
AIR Operating Partnership's investment in balance (1)	$17,212	$28,606	$268,931
(1)AIR Operating Partnership's investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets includes $21.3 million related to two immaterial unconsolidated investments.
The AIR Operating Partnership recognizes earnings or losses from our investments in unconsolidated real estate partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures. In addition, we earn various fees for providing property management, construction, and corporate services to the Joint Venture Entities. The table below presents earnings or losses attributable to our investments in unconsolidated real estate partnerships, which is included in loss from unconsolidated real estate partnerships in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Virginia JV	$(494)	$(842)	$(567)	$(1,877)
Value-Add JV	(150)	—	(389)	—
Core JV	(1,556)	—	(8,094)	—
Total	$(2,200)	$(842)	$(9,050)	$(1,877)
Note 8 — Commitments and Contingencies
Legal Matters
In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our condensed consolidated financial condition, results of operations, or cash flows.
Environmental
Various federal, state, and local laws subject apartment community owners or operators to liability for management and the costs of removal or remediation of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future or apartment communities we no longer own or operate.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of June 30, 2024, are immaterial to our condensed consolidated financial statements.

Note 9 — Fair Value Measurements
We estimate the fair value of certain assets and liabilities using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. A three-level valuation hierarchy prioritizes observable and unobservable inputs used to measure fair value, as described below:
•Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2 – Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.
Recurring Fair Value Measurements
The following table summarizes investments measured at fair value on a recurring basis, which are presented in other assets, net, and accrued liabilities and other in our condensed consolidated balance sheets (in thousands). See Note 10 for discussion regarding our derivative activity during the year.

	As of June 30, 2024				As of December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive-floating	$13,479	$—	$13,479	$—	$14,679	$—	$14,679	$—
Interest rate cap	$623	$—	$623	$—	$—	$—	$—	$—
Interest rate swaps - pay-floating, receive-fixed	$—	$—	$—	$—	$465	$—	$465	$—
Interest rate swaps - forward starting	$—	$—	$—	$—	$331	$—	$331	$—
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of June 30, 2024 and December 31, 2023, due to their relatively short-term nature and high probability of realization.
The carrying value of our previously held revolving credit facility and term loans, which were repaid in connection with the Closing, as well as our current variable-rate non-recourse property debt are classified as Level 2 in the GAAP fair value hierarchy. See Note 6 for discussion regarding our debt transactions during the period. As of June 30, 2024 and December 31, 2023, the carrying value of our variable-rate debt approximated the estimated fair value as these instruments bear interest at floating rates which approximate market rates.
We classify the fair value of our fixed-rate non-recourse property debt, unsecured notes payable, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$1,757,189	$1,551,179	$2,236,975	$2,001,532
Unsecured notes payable (1)	$—	$—	$400,000	$384,244
Seller financing note receivable, net (2)	$33,460	$32,233	$32,459	$33,042
Preferred equity investment (3)	$23,283	$25,207	$22,693	$23,562
(1)As of June 30, 2024, and in connection with the Closing, we repaid $400.0 million of outstanding principal on our fixed-rate Notes Payable. See Note 6 for discussion regarding our debt transactions during the period.
(2)During the year ended December 31, 2022, we provided $40.0 million of seller financing as partial consideration for the sale of our New England portfolio. The contractual interest rate on the note is 4.5%. The difference between the stated rate and the market interest rate as of the date of sale resulted in a discount recorded of $8.5 million. The seller financing note and related discount are included in other assets, net in our condensed consolidated balance sheets.
(3)In conjunction with the Value-Add JV transaction, AIR received a preferred equity investment within the joint venture. The contractual interest rate on the preferred equity investment is 7.25%. The difference between the stated rate and the effective interest rate as of the date of the transaction resulted in a discount recorded of $5.9 million. The preferred equity investment and related discount are included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets.
Note 10 — Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
Our objectives in using interest rate derivatives are to add predictability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and treasury locks as part of our interest rate management strategy. Interest rate swaps primarily involve the receipt of variable-rate and fixed-rate amounts from a counterparty in exchange for us making fixed-rate or variable-rate payments over the life of the agreements without exchange of the underlying notional amounts.
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive (loss) income and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three and six months ended June 30, 2024, we reclassified gains of $11.3 million and $13.4 million, respectively, out of other comprehensive (loss) income into interest expense, inclusive of the Company's accelerated gain due to the early payoff of fixed-rate mortgage loans that were previously designated as hedged instruments. During the three and six months ended June 30, 2023, we reclassified $5.4 million and $9.5 million out of other comprehensive (loss) income, net into interest expense, respectively. As of June 30, 2024, we estimate that during the next 12 months, we will reclassify into earnings approximately $4.0 million of the unrealized gain in other comprehensive (loss) income.
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain (loss) on derivative instruments, net, in our condensed consolidated statements of operations once realized. During the three and six months ended June 30, 2024 and 2023, gain on derivative instruments was $5.2 million, $14.8 million, $11.4 million, and $9.3 million, respectively.
During the first quarter of 2024, we terminated five interest rate swap positions not designated as hedging instruments. Two of the terminated instruments were pay-fixed, receive-floating interest rate swaps with a notional value of $80.0 million, and two were offsetting pay-floating, receive-fixed interest rate swaps with a notional value of $80.0 million. One of the terminated instruments was a forward starting interest rate swap entered into in anticipation of additional fixed-rate property debt with a notional value of $50.0 million and was replaced by a new forward starting interest rate swap with a notional value of $42.0 million. Additionally, AIR entered into one forward starting interest rate swap with a notional value of $51.7 million, and restructured one pay-fixed, receive-floating interest rate swap, to better align the maturity date with the related term loans. As a result of these transactions, AIR received $6.2 million in cash during the three months ended March 31, 2024. Additionally, during the first quarter of 2024, the Operating Partnership entered into three pay-fixed, receive-floating interest rate swaps, with a notional value of $200.0 million.
During the three months ended June 30, 2024, we terminated two forward starting interest rate swap positions not designated as hedging instruments with a notional value of $93.7 million. As a result of these transactions, the Operating Partnership received $3.7 million in cash during the three months ended June 30, 2024. Additionally, we entered into one interest rate cap not designated as a hedging instrument with a notional value of $148.5 million to economically hedge our variable-rate property debt at a maximum interest rate of 7.10%, which matures in July 2026.

The following table summarizes our derivative financial instruments (dollars in thousands):

	As of June 30, 2024
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	8	$675,000	$13,479	$—
Interest rate cap	1	$148,500	$623	$—

	As of December 31, 2023
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	7	$555,000	$15,266	$(587)
Interest rate swaps, pay-floating, receive-fixed	2	$80,000	$472	$(7)
Interest rate swaps, forward starting	1	$50,000	$331	$—
See Note 6 for a discussion regarding debt and derivative instruments entered into subsequent to June 30, 2024.
Note 11 — Variable Interest Entities
Consolidated Entities
The AIR Operating Partnership consolidates (i) three VIEs that own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) one VIE related to a lessor entity that owns an interest in a property leased to a third party. AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest.
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	June 30, 2024	December 31, 2023
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	14	14
Apartment homes in communities owned by VIEs	4,866	4,866
Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs’ are summarized in the table below (in thousands):

	June 30, 2024	December 31, 2023
ASSETS:
Net real estate	$999,843	$1,013,770
Cash and cash equivalents	48,991	41,219
Restricted cash	1,997	2,179
Other assets, net	23,602	22,546
LIABILITIES:
Non-recourse property debt, net	$1,188,841	$1,196,280
Accrued liabilities and other	44,063	34,903

Note 12 — Business Segments
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR Operating Partnership and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2023, two properties acquired in 2024, and two properties undergoing planned property capital investment.
Our chief operating decision maker (“CODM”) uses proportionate property net operating income (“NOI”) to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.
As of June 30, 2024, our Same Store segment included 69 apartment communities with 24,272 apartment homes and our Other Real Estate segment included 8 apartment communities with 3,112 apartment homes.
The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) before income tax expense of our segments on a proportionate basis, excluding amounts related to communities sold. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2024 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2024:
Total revenues	$170,544	$19,286	$7,312	$3,231	$200,373
Property management and operating expenses	44,612	6,804	7,335	8,849	67,600
Other operating expenses not allocated to segments (3)	—	—	—	98,484	98,484
Total operating expenses	44,612	6,804	7,335	107,333	166,084
Proportionate property net operating income (loss)	125,932	12,482	(23)	(104,102)	34,289
Other items included in income (loss) before income tax expense (4)	—	—	—	(215,955)	(215,955)
Income (loss) before income tax expense	$125,932	$12,482	$(23)	$(320,057)	$(181,666)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2024:
Total revenues	$339,760	$36,959	$12,929	$6,347	$395,995
Property management and operating expenses	88,321	13,352	14,423	19,188	135,284
Other operating expenses not allocated to segments (3)	—	—	—	196,675	196,675
Total operating expenses	88,321	13,352	14,423	215,863	331,959
Proportionate property net operating income (loss)	251,439	23,607	(1,494)	(209,516)	64,036
Other items included in income (loss) before income tax expense (4)	—	—	—	(249,661)	(249,661)
Income (loss) before income tax expense	$251,439	$23,607	$(1,494)	$(459,177)	$(185,625)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended June 30, 2023:
Total revenues	$163,884	$12,599	$34,278	$3,799	$214,560
Property management and operating expenses	43,852	4,562	14,085	9,513	72,012
Other operating expenses not allocated to segments (3)	—	—	—	97,802	97,802
Total operating expenses	43,852	4,562	14,085	107,315	169,814
Proportionate property net operating income (loss)	120,032	8,037	20,193	(103,516)	44,746
Other items included in income (loss) before income tax expense (4)	—	—	—	(42,971)	(42,971)
Income (loss) before income tax expense	$120,032	$8,037	$20,193	$(146,487)	$1,775

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six Months Ended June 30, 2023:
Total revenues	$326,127	$24,777	$68,062	$7,587	$426,553
Property management and operating expenses	88,125	9,105	28,010	22,225	147,465
Other operating expenses not allocated to segments (3)	—	—	—	204,308	204,308
Total operating expenses	88,125	9,105	28,010	226,533	351,773
Proportionate property net operating income (loss)	238,002	15,672	40,052	(218,946)	74,780
Other items included in income (loss) before income tax expense (4)	—	—	—	(82,814)	(82,814)
Income (loss) before income tax expense	$238,002	$15,672	$40,052	$(301,760)	$(8,034)
(1)Represents adjustments to: (i) exclude AIR Operating Partnership’s proportionate share of the results of unconsolidated apartment communities, which is excluded in the related consolidated amounts, and (ii) include the noncontrolling interests in consolidated real estate partnerships’ proportionate share of the results of communities, which is included in the related consolidated amounts. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.
(2)Includes: (i) the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, (ii) property management revenues, which are not part of our segment performance measure, property management expenses and casualty gains and losses, which are included in consolidated property management and operating expenses and are not part of our segment performance measure, and (iii) the depreciation of capitalized costs of non-real estate assets.
(3)Includes depreciation and amortization, general and administrative expenses, and other expenses, net, and may also include write-offs of deferred leasing commissions, which are not included in our measure of segment performance.
(4)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, provision for impairment loss, loss from unconsolidated real estate partnerships, and gain on derivative instruments, net.
The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	June 30, 2024	December 31, 2023
Same Store	$4,816,795	$4,841,335
Other Real Estate	863,050	779,456
Corporate and other assets (1)	709,630	513,961
Total consolidated assets	$6,389,475	$6,134,752
(1)Includes the assets not allocated to our segments including: (i) corporate asset and (ii) properties sold or classified as held for sale.
For the six months ended June 30, 2024 and 2023, capital additions related to our segments were as follows (in thousands):

	2024	2023
Same Store	$59,884	$72,028
Other Real Estate	9,220	7,452
Total capital additions	$69,104	$79,480

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the payment of dividends and distributions in the future; our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding acquisitions and dispositions, including the Merger; expectations regarding acquisitions as well as sales and the formation of joint ventures and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, and recession; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions, including the Merger; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of AIR to hire and retain key personnel, including in connection with the Merger; AIR’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR; risks associated with the Merger; potential litigation relating to the Merger that could be instituted against AIR or its directors, managers or officers, including the effects of any outcomes related thereto; the risk that disruptions from the Merger will harm AIR’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the completion of the Merger; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties described in this Quarterly Report on Form 10-Q, as well as the section entitled “Risk Factors” in Item 1A of AIR’s and AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent filings with the SEC.
The forward-looking statements relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this quarterly report that could cause actual results to differ. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect AIR Operating Partnership.
Executive Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of June 30, 2024, our portfolio included 77 apartment communities with 27,384 apartment homes, in which we held an average ownership of approximately 81%.
On June 28, 2024, AIR completed the Merger with Blackstone as discussed and defined in detail within Note 3 to the condensed consolidated financial statements included in Item 1. As a result of the Merger, Blackstone Real Estate Partners X L.P., indirectly through the Parent Parties, controls the General Partner and Special Limited Partner of the AIR

Operating Partnership. Additionally, all stock options and restricted stock awards outstanding, whether vested or unvested, were cancelled and converted into the right to receive cash and all Class A preferred stock outstanding were redeemed by AIR at a redemption price payable in cash of $100,000.00 per share, resulting in the mirrored preferred units at the AIR Operating Partnership to be cancelled. The issued and outstanding equity interests of the AIR Operating Partnership, including the common OP Units, preferred OP units, and LTIP units were unaffected by the Merger and remain issued and outstanding and continue to have the rights and privileges set forth in the Partnership Agreement.
Results of Operations
Because our operating results depend primarily on income from our apartment communities, the supply of and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our apartment communities and the pace and price at which we acquire and dispose of our apartment communities affects our operating results.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.
Financial Highlights
Net loss attributable to AIR Operating Partnership's common unitholders per unit on a basic and dilutive basis was $(1.20) and $(1.24) for the three and six months ended June 30, 2024 compared to $(0.01) and $(0.09) for the three and six months ended June 30, 2023, due primarily to:
•Merger-related costs incurred in connection with the Merger; and
•Increased loss on extinguishment of debt in connection with the Merger; partially offset by
•Gain on dispositions of real estate; and
•Revenue growth primarily driven by an increase in residential rents and ADO, as defined below.
Results of Operations for the Three and Six Months Ended June 30, 2024, Compared to 2023
Property Operations
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2023, two properties acquired in 2024, and two properties undergoing planned property capital investment.
As of June 30, 2024, our Same Store segment included 69 apartment communities with 24,272 apartment homes and our Other Real Estate segment included 8 apartment communities with 3,112 apartment homes.
Transactions
During the six months ended June 30, 2024, we acquired one apartment community located in Raleigh, North Carolina with 384 apartment homes, and one apartment community located in Bethesda, Maryland with 359 apartment homes and 50,500 square feet of commercial space, which was subsequently contributed to the Core JV, in which we retain a 53% interest. Upon contribution to the Core JV, AIR Operating Partnership received $27.5 million in cash and recognized a gain of $3.2 million as a result of the disposition which is included in gain (loss) on dispositions and impairments of real estate in our condensed consolidated statements of operations.
Proportionate Property Net Operating Income
Our proportionate share of financial information includes our share of unconsolidated real estate partnerships and excludes the noncontrolling interest partners’ share of consolidated real estate partnerships. We believe proportionate information benefits the users of our financial information by providing the amount of revenues, expenses, assets, liabilities, and other items attributable to the AIR Operating Partnership unitholders.
We use proportionate property NOI to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.

We do not include offsite costs associated with property management, casualty gains or losses, or the results of apartment communities sold or held for sale in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.
Please see Note 12 to the condensed consolidated financial statements included in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended		Historical Change
(dollars in thousands)	June 30, 2024	June 30, 2023	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$170,544	$163,884	$6,660	4.1%
Other Real Estate	19,286	12,599	6,687	nm
Total	189,830	176,483	13,347	7.6%
Property operating expenses, net of utility reimbursements:
Same Store	44,612	43,852	760	1.7%
Other Real Estate	6,804	4,562	2,242	nm
Total	51,416	48,414	3,002	6.2%
Proportionate property net operating income:
Same Store	125,932	120,032	5,900	4.9%
Other Real Estate	12,482	8,037	4,445	nm
Total	$138,414	$128,069	$10,345	8.1%
For the three months ended June 30, 2024, compared to 2023, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by 4.9%. This increase was attributable primarily to a 3.0% increase in residential rates, and a 110 basis point increase in Average Daily Occupancy ("ADO"), resulting in a $6.7 million, or 4.1%, increase in rental and other property revenues.
Other Real Estate proportionate property NOI for the three months ended June 30, 2024, compared to 2023, increased by $4.4 million, due primarily to the contribution from three properties acquired in 2023 subsequent to June 30, 2023 and two properties acquired in 2024.

	Six Months Ended		Historical Change
(dollars in thousands)	June 30, 2024	June 30, 2023	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$339,760	$326,127	$13,633	4.2%
Other Real Estate	36,959	24,777	12,182	nm
Total	376,719	350,904	25,815	7.4%
Property operating expenses, net of utility reimbursements:
Same Store	88,321	88,125	196	0.2%
Other Real Estate	13,352	9,105	4,247	nm
Total	101,673	97,230	4,443	4.6%
Proportionate property net operating income:
Same Store	251,439	238,002	13,437	5.6%
Other Real Estate	23,607	15,672	7,935	nm
Total	$275,046	$253,674	$21,372	8.4%
For the six months ended June 30, 2024, compared to 2023, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by 5.6%. This increase was attributable primarily to a 3.2% increase in residential rates, an 80 basis point increase in ADO, and a 20 basis point increase in other residential income, resulting in a $13.6 million, or 4.2%, increase in rental and other property revenues.

Other Real Estate proportionate property NOI for the six months ended June 30, 2024, compared to 2023, increased by $7.9 million, due primarily to the contribution from three properties acquired in 2023 subsequent to June 30, 2023 and two properties acquired in 2024.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.
For the three months ended June 30, 2024, compared to 2023, non-segment real estate operations were relatively flat.
For the six months ended June 30, 2024, compared to 2023, non-segment real estate operations increased by $2.0 million, due primarily to an increase in property management revenues and a decrease in casualty losses, offset partially by $1.2 million of lower NOI attributable to sold properties.
Other Revenues
For the three months ended June 30, 2024, compared to 2023, other revenues were relatively flat.
For the six months ended June 30, 2024, compared to 2023, other revenues increased $2.3 million, due primarily to fees earned for providing property management services for the Value-Add JV and the Core JV.
Depreciation and Amortization
For the three and six months ended June 30, 2024, compared to 2023, depreciation and amortization expense decreased by $6.9 million and $22.8 million, respectively, due primarily to the reduction in depreciation associated with properties sold subsequent to June 30, 2023.
General and administrative expenses
For the three and six months ended June 30, 2024, compared to 2023, general and administrative expenses increased by $3.3 million and $6.4 million, respectively, due primarily to timing of incentive compensation.
Other expenses, net
Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.
For the three and six months ended June 30, 2024, compared to 2023, other expenses, net increased by $4.3 million and $8.7 million, respectively, due primarily to a reduction in short duration income due to the sale of our New England portfolio in 2023 and an increase in non-recurring costs related to a business transformation project.
Interest Expense
For the three and six months ended June 30, 2024, compared to 2023, interest expense decreased by $6.3 million and $7.2 million, respectively, due primarily to the acceleration of the reclassification of unrealized gain on derivative assets into interest expense, offset partially by an increase in non-recourse interest expense due to the issuance of debt in connection with the Merger.
Loss on Extinguishment of Debt
For the three months ended June 30, 2024, compared to 2023, loss on extinguishment of debt increased by $28.3 million, due to the non-cash write-off of deferred issuance costs of $16.7 million and prepayment penalties incurred from the early payment of debt of $11.6 million.
For the six months ended June 30, 2024, compared to 2023, loss on extinguishment of debt increased by $26.3 million, due to the costs described above, offset partially by $2.0 million of prepayment penalties incurred from the early payment of property debt in 2023.
Gain (Loss) on Dispositions and Impairments of Real Estate

During the three and six months ended June 30, 2024, we recognized a gain of $3.3 million due primarily to the contribution of one property to the Core JV in 2024.
During the three and six months ended June 30, 2023, we recognized a loss of $17.5 million due primarily to a non-cash impairment loss on real estate of $23.6 million related to three apartment communities included in our Other Real Estate reporting segment, offset partially by a $6.4 million gain in connection with the formation of the Value-Add JV in 2023.
Gain (loss) on Derivative Instruments
During the three months ended June 30, 2024 and 2023, we recognized $5.2 million and $11.4 million of gains, respectively, due to the mark-to-market adjustment of certain derivative instruments that were not designated in a hedge relationship.
During the six months ended June 30, 2024 and 2023, we recognized $14.8 million and $9.3 million of gains, respectively, due to the mark-to-market adjustment of certain derivative instruments that were not designated in a hedge relationship.
Loss from Unconsolidated Real Estate Partnerships
For the three and six months ended June 30, 2024, compared to 2023, loss from unconsolidated real estate partnerships increased $1.4 million and $7.2 million, respectively. During the second quarter of 2023, AIR formed the Value-Add JV and subsequent to the second quarter of 2023, AIR formed the Core JV. During the three and six months ended June 30, 2024, our unconsolidated joint ventures generated NOI of $13.8 million and $27.9 million, respectively. This incremental NOI was offset by higher depreciation expense due to the step-up in value for properties in the Core JV and the Value-Add JV to fair market value.
Merger-related costs
For the three and six months ended June 30, 2024, we recorded $164.7 million and $167.9 million of merger-related costs, respectively, primarily related to regulatory, advisory, legal, diligence, and accelerated share-based compensation expenses incurred in connection with the Merger.
Net Asset Value
In connection with the Merger, the net asset value (“NAV”) of the common OP Units for purposes of redemption was equal to the common stock merger consideration of $39.12 per share, which will be the basis for the net asset value through the quarter ending September 30, 2024, adjusted for any distributions or material changes. The initial NAV was subsequently adjusted for the special distribution paid in connection with the Merger. Immediately following the payment of the special distribution in connection with the Merger, the net asset value per common OP Unit was $31.42. On August 1, 2024, and in connection with the subsequent event debt transactions, the AIR Operating Partnership paid an additional special distribution of $5.80 per common OP Unit. Immediately following this payment, the NAV per common OP Unit was $25.62.
Subsequent to the Merger, the NAV of the common OP Unit will be determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate.
On June 28, 2024, the General Partner adopted a valuation policy (the “Valuation Policy”) regarding the determination of the net asset value of the common OP Unit. The Valuation Policy was furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024. The Valuation Policy sets out the methodology to be used in calculating the net asset value of the common OP Units and provides for the determination of NAV on a quarterly basis.
Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements relate to the impairment of our long-lived assets.
Our critical accounting estimates are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on

Form 10-K for the year ended December 31, 2023. There have been no other significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner, with terms subject to negotiation. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of June 30, 2024, our cash and cash equivalents was $330.5 million.
In the second quarter of 2024 and in connection with the Merger, we placed non-recourse variable-rate and fixed-rate property debt totaling $3.3 billion. The net proceeds from these financing transactions were used to repay previously existing debt totaling $1.7 billion and to fund a special distribution of $1.2 billion to OP unitholders, of which $1.1 billion was paid to the General Partner and Special Limited Partner and $80.1 million was paid to Limited Partners. See Note 6 of the condensed consolidated financial statements, included in Item 1, for discussion regarding our debt transactions.
Except for the transactions described above, there have been no material changes to our contractual obligations and commitments outside of the ordinary course of business.
Leverage and Capital Resources
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Any adverse changes in the lending environment could negatively affect our liquidity.
If financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending, or proceeds from the sale of apartment communities.
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 4.8 years as of June 30, 2024, inclusive of extension options, with a weighted-average interest rate of 6.2%.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the six months ended June 30, 2024, net cash provided by operating activities was $16.6 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the six months ended June 30, 2024, decreased by $166.1 million compared to the same period in 2023, due primarily to merger-related costs incurred in connection with the Merger, the contribution of apartment communities to two unconsolidated joint ventures; the Core JV and the Value-Add JV, offset partially by a net increase in NOI contribution from properties.
Investing Activities
For the six months ended June 30, 2024 and 2023, our net cash used in investing activities was $286.8 million and $228.4 million, respectively, and consisted primarily of purchases of real estate and capital expenditures.
Capital additions totaled $69 million and $79 million during the six months ended June 30, 2024 and 2023, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

We categorize capital spending for communities in our portfolio broadly into five primary categories:
•capital replacements, expenditures that are necessary to help preserve the value of and maintain building infrastructure at the communities;
•capital enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials designed to position assets for higher rental levels in their respective markets;
•initial capital expenditures, which represent capital additions contemplated in the underwriting at our recently acquired communities. These amounts are considered in the underwriting of the acquisition and are therefore included with the purchase price when determining expected returns;
•casualty, which represents capitalized costs incurred in connection with the restoration of an apartment community after a casualty event; and
•other, which represents capitalized costs in connection with tenant improvements, entitlement; and planning.
We exclude the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures in order to view the spend for the continuing portfolio.
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Capital Replacements	$16,818	$17,530
Capital Enhancements	29,517	40,876
Initial Capital Expenditures	18,321	16,243
Casualty	3,406	4,306
Other	1,042	525
Total capital additions	$69,104	$79,480
Plus: additions related to apartment communities sold and held for sale	—	11,864
Consolidated capital additions	$69,104	$91,344
Plus: net change in accrued capital spending	(9,784)	(1,956)
Total capital expenditures per condensed consolidated statements of cash flows	$59,320	$89,388
For the six months ended June 30, 2024 and 2023, we capitalized $1.0 million and $0.7 million of interest costs, respectively, and $6.6 million and $8.3 million of indirect costs, respectively.
Financing Activities
Net cash provided by financing activities of $483.3 million for the six months ended June 30, 2024 consisted primarily of proceeds from non-recourse property debt, offset partially by merger-related distributions and the repayment of multiple debt instruments. Net cash used in financing activities of $125.7 million for the six months ended June 30, 2023 consisted primarily of net repayments of our revolving credit facility, repayments of non-recourse property debt, and the payment of dividends, offset partially by proceeds from non-recourse property debt.
Future Capital Needs
We expect to fund any future acquisitions, debt maturities, and other capital spending principally with proceeds from apartment community sales (including the formation of joint ventures), additional borrowings, operating cash flows, and funding from our General Partner and Special Limited Partner, with terms subject to negotiation. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2024 and beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use working capital to fund short-term uses, with long-term uses expected to be financed by cash from operating activities, proceeds from apartment community sales, and long-term debt. We use derivative financial instruments, principally interest rate swaps and treasury rate locks, to reduce our exposure to interest rate risk. We do not hold or issue derivatives for speculative purposes and closely monitor the credit quality of the institutions with which we transact.
As of June 30, 2024, on a consolidated basis, we had $1.8 billion of non-recourse fixed-rate property debt and $3.2 billion of non-recourse variable-rate property debt outstanding. Our interest rate swap derivatives reduce our total variable rate exposure by $675 million. Additionally, $148.5 million of our variable rate exposure is economically capped at 7.10% via one interest rate cap. After consideration of our interest rate swap derivatives and our interest rate cap, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $23.5 million or $24.5 million, net, on an annual basis, respectively.
As of June 30, 2024, we had $330.5 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
We estimate the fair value of debt instruments as described in Note 9 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $4.7 billion as of June 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The AIR Operating Partnership’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Commitments and Contingencies” in Note 8 of the condensed consolidated financial statements, included in Item 1 of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Except as set forth below, as of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023.
In light of the Merger, “Risks Related to AIR Common Stock,” “Risks Related to AIR’s Corporate Structure” and “Risks Related to Tax Laws and Regulations” are hereby deleted and “Risks Related to Our Indebtedness and Financing” is being updated as set forth below. Additionally, we are supplementing the risk factors discussed in the Annual Report with the following risk factors under “Risks Related to Our Organization and Structure,” “Risks Related to Conflicts of Interest,” and “Risks Related to Valuation.” This section should be read in conjunction with the risk factors contained in our Annual Report.
Risks Related to Our Indebtedness and Financing

Increases in interest rates would increase our interest expense and reduce our profitability.
As of June 30, 2024, we had approximately $3.2 billion of variable-rate indebtedness outstanding before consideration of floating-to-fixed-rate interest rate swaps and interest rate cap derivatives. After consideration of these derivatives, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $23.5 million or $24.5 million, net, on an annual basis, respectively.
As of June 30, 2024, we had $330.5 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
Our debt financing could result in foreclosure resulting in a loss of income and value, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.
We have fixed-rate and variable-rate property debt, maturing at various times over the next few years, which are secured by assets of certain subsidiaries of the AIR Operating Partnership. Over time, we may become party to one or more additional financing arrangements, including credit facilities or other bank debt, and bonds.
In connection with such financing arrangements, we are subject to the risk that: (i) our cash flow from operations will be insufficient to make required payments of principal and interest; (ii) our indebtedness may not be refinanced; or (iii) the terms of any refinancing will not be as favorable as the terms of then-existing indebtedness. If we are unable to make required payments of principal and interest or are unable to refinance at maturity on favorable terms, or at all, the lenders could foreclose on the collateral securing that debt, resulting in the loss to us of income and asset value.
We also anticipate that certain of our subsidiaries will maintain a certain amount of non-recourse property-level indebtedness. If we fail to make required payments of principal and interest on our mortgage debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, resulting in the loss to us of income and asset value.
Our organizational documents do not limit the amount of debt that we may incur.
Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.
Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the cost on debt financings to widen considerably and make obtaining financing, both non-recourse property debt and corporate borrowings such as those under a credit facility, more difficult. In particular, apartment borrowers have benefited from the historic willingness of the Federal National Mortgage Association (“Fannie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), to make substantial amounts of loans secured by multi-family properties, even in times of economic distress. These two lenders are federally chartered and subject to federal regulation, which is subject to change, making uncertain their prospects and ability to provide liquidity in a future downturn.
If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure, resulting in loss of income and asset value, both of which would adversely affect our liquidity.
Because real estate investments are relatively illiquid, we may not be able to sell apartment communities when appropriate.
Real estate investments are relatively illiquid and generally cannot be sold quickly. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of apartment communities in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
From time to time, we may enter into interest rate hedge agreements to manage some of our exposure to interest rate volatility. Interest rate hedge agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore could adversely affect our results of operations.
Covenant restrictions may limit our operations and impact our ability to make payments to our investors.
Some of our existing or future debt and other securities may contain covenants that restrict our operations and impact our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. AIR Operating Partnership’s outstanding preferred units prohibit the payment of dividends on common OP Units if we fail to pay the dividends to which the holders of the preferred units are entitled. In addition, our debt agreements contain other customary affirmative and negative covenants.
We may increase leverage, which could further exacerbate the risks associated with our indebtedness.
We may decide to increase our leverage. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the issuance, or placement, of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although our credit facilities and unsecured notes payable may limit our ability to incur additional indebtedness, our governing documents do not limit the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our common unitholders. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.
Risks Related to Our Organization and Structure
We are controlled by Blackstone and its interests may conflict with ours or yours in the future.
Following the Merger, affiliates of Blackstone control the General Partner and AIR Operating Partnership is a subsidiary of the Parent Entities. Accordingly, Blackstone has significant influence with respect to our management, business plans and policies, including the election and removal of our officers and directors. Blackstone and its affiliates engage in a broad spectrum of activities, including investments in real estate generally. In the ordinary course of their business activities, Blackstone and its affiliates may engage in activities where their interests conflict with our interests or those of our common unitholders. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
Risks Related to Conflicts of Interest
Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.
Blackstone has conflicts of interest, or conflicting loyalties, as a result of the numerous activities and relationships of Blackstone and its affiliates, partners, members, shareholders, officers, directors and employees, some of which are described herein. However, not all potential, apparent and actual conflicts of interest are included herein, and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future. If any matter arises that we and our affiliates determine in our good faith judgment constitutes an actual and material conflict of interest, we and our affiliates will take such actions as we determine appropriate to mitigate the conflict.
The personnel of Blackstone are not required to dedicate a specific portion of their time to the management of our business.
Blackstone affiliates are not obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. Affiliates of Blackstone and its portfolio companies may provide services to us, but we cannot provide any assurances regarding the amount of time that such affiliates will dedicate to the management of our business and such affiliates may have conflicts in allocating time, resources and services among our business and any other investment vehicles and accounts.
We and Blackstone vehicles have competed, and in the future will likely compete, with or enter into transactions with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our unitholders.
We are subject to conflicts of interest arising out of our relationship with Blackstone, including the General Partner and its affiliates. Certain Blackstone employees serve on our board of directors. If any matter arises that Blackstone determines in its good faith judgment constitutes an actual and material conflict of interest, Blackstone and relevant affiliates will take the actions they determine appropriate to mitigate the conflict. There is no guarantee that the policies and procedures adopted by us, or the policies and procedures adopted by Blackstone and its affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest in a way that is favorable to us, which could result in increased costs to our unitholders. Some examples of conflicts of interest that may arise by virtue of our relationship with Blackstone include:
•Broad and Wide-Ranging Activities. Blackstone and its affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, Blackstone and its affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, or the interests of their clients may conflict with the interests of our unitholders. Certain of these divisions and entities affiliated with Blackstone have or may have an investment strategy similar to our investment strategy and therefore will likely compete with us.
•Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Blackstone could otherwise expect to utilize for purposes of identifying and managing our real estate investments. For example, Blackstone may come into possession of material non-public information with respect to companies that are clients of Blackstone or its affiliates, in which the General Partner may be considering making an investment. As a consequence, that information, which could be of benefit to us, might become restricted to those other businesses and otherwise be unavailable to us, and could also restrict our activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise a client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, to engage in businesses or activities competitive with such companies.
•Assignment and Sharing or Limitation of Rights. In the future, we may invest alongside other Blackstone vehicles and in connection therewith have and may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a noncontrolling interest in any such investment and a forbearance of our rights, including certain non-economic rights, subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone vehicle exercising such rights in a way adverse to us.
•Entering into Financing Transactions with Other Blackstone Vehicles. We may from time to time engage in financing transactions with Blackstone vehicles. We and/or Blackstone may face conflicts of interest in connection with any borrowings or disputes related to such financing agreement(s) which may adversely impact us.
•Underwriting, Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies/entities of Blackstone vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies/entities, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our unitholders.
In the regular course of its investment banking business, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to assets that are suitable for investment by us. In such case, Blackstone’s client would typically require Blackstone to act exclusively on its behalf, thereby precluding us from acquiring such assets. Blackstone is under no obligation to decline any such engagement to make the investment opportunity available to us.
Blackstone has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction, we may consider those relationships, which may result in certain transactions that we will not undertake in view of such relationships.
•Service Providers. Certain of our service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. For example, Blackstone may hold equity or other investments in companies or businesses in the real estate industry and other industries that may provide products or services to or otherwise contract with us or other Blackstone vehicles. In connection with any such investment, Blackstone or other Blackstone vehicles (or their respective portfolio companies/entities) may make referrals or introductions to other portfolio companies/entities in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefiting the referring or introducing party that are tied or related to participation by portfolio companies/entities. We will not share in any fees, economics or equity accruing to Blackstone or such other Blackstone vehicles as a result of these relationships. In addition, we may enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved that may result in higher costs than historically incurred. Such service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence the General Partner in deciding whether to select such service provider. In certain circumstances, service providers, or their affiliates, may charge different rates (including below-market rates or at no cost) or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us.
In addition, certain advisors and service providers (including law firms) may temporarily provide their personnel to Blackstone, us or other Blackstone vehicles or their portfolio companies pursuant to various arrangements including at cost or at no cost. While often we and such other Blackstone-advised funds and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Blackstone, its affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.
•Material, Non-Public Information. We, directly or through Blackstone, the General Partner or certain of their respective affiliates may come into possession of material non-public information. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we may not have access to material non-public information in the possession of Blackstone which might be relevant to an investment decision to be made by the General Partner on our behalf, and the General Partner may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, the

General Partner may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.
•Possible Future Activities. Blackstone and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities. In addition, Blackstone may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
•Transactions with Blackstone Vehicles. From time to time, we may enter into purchase and sale transactions with Blackstone vehicles. Such transactions will be conducted in accordance with our internal corporate policies and applicable laws and regulations to ensure fairness to the Operating Partnership.
•Family Relationships. Certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in the industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in the real estate industry, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties. Moreover, in certain instances, we may transact with companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, it may put in place conflict mitigation strategies with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by Blackstone or the General Partner.
Risks Related to Valuation
Redemptions of our units are generally based on our most recent quarter-end calculations of NAV per common OP unit, which calculations are not current as of a future date.
Generally, the price at which we make redemptions of our common OP Units will equal the NAV (as defined in our Valuation Policy) per common OP Unit as of the last day of the prior calendar quarter. The NAV per common OP Unit, if calculated as of the date on which you deliver a Notice of Redemption (as defined in our Partnership Agreement), may be significantly different than the redemption price you receive. Certain of our investments or liabilities could change in value significantly between the end of the prior calendar quarter as of which our NAV per common OP Unit is determined and the date that you deliver a Notice of Redemption. Because the price at which your common OP Units may be redeemed by us is generally based on our prior calendar quarter’s NAV per common OP Unit, you may receive less than realizable value for your investment.
The General Partner has discretion to determine whether a Material Event (as defined in our Valuation Policy) has occurred, and whether and in what amount to make adjustments to the Value of a REIT Share, prior to the end of the then-current calendar quarter.
The General Partner may, in its sole discretion, but is not obligated to, determine the Value of a REIT Share as of any particular Valuation Date (as referenced in our Valuation Policy) to be an amount that it believes is more appropriate than the most recently determined NAV per common OP Unit (including by updating a previously determined NAV per common OP Unit) where it believes there has been a Material Change (as defined in our Valuation Policy) (positive or negative) to our NAV per common OP Unit since the end of the prior calendar quarter. If the General Partner determines that a Material Event has not occurred, or determines that one has occurred but does not adjust the Value of a REIT Share to account for such Material Change, you may receive less than realizable value for your investment. On the other hand, if the General Partner determines that a Material Event has occurred and adjusts the Value of a REIT Share to account for such Material Change, the amount of the adjustment may not fully and accurately reflect the impact of the Material Event. As a result, you may receive less than realizable value for your investment. See “-It may be difficult to reflect, fully and accurately, material events that may impact our quarterly NAV per common OP Unit” below.
Valuations and appraisals of our real estate are estimates of fair value and may not necessarily correspond to realizable value.

Our properties will initially be valued at an aggregate value implied by the enterprise value of the transactions contemplated by the Merger Agreement. For the purpose of calculating our quarterly NAV, any properties subsequently acquired will initially be valued at cost, which we expect to represent fair value at that time. The General Partner will then value our properties quarterly, based on current material market data and other information deemed relevant, with review for reasonableness each quarterly by an independent valuation advisor. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in certain circumstances. Concurrent with the appraisal process, the General Partner will value each property and, taking into account the appraisal, among other factors, will determine the appropriate valuation within the range provided by the independent third-party appraisal firm.
Although quarterly valuations of each of our real properties will be reviewed for reasonableness by an independent valuation advisor, such reviews are based on asset- and portfolio-level information provided by the General Partner, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by the independent valuation advisor. While the independent valuation advisor is responsible for reviewing our property valuations as set forth in our Valuation Policy, the independent valuation advisor is not responsible for, and does not calculate, our NAV per common OP Unit, and the General Partner is ultimately and solely responsible for the determination of our NAV per common OP Unit.
Within the parameters of our Valuation Policy, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters, and may not be accurate. For example, our independent valuation advisor and other independent third-party appraisal firms will assume that we have clear and marketable title to each real estate property valued, that no title defects exist unless specifically informed to the contrary, that improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, our independent valuation advisor’s review, opinions and conclusions will necessarily be based upon market, economic, financial and other circumstances and conditions existing prior to the valuation, and any material change in such circumstances and conditions may affect our independent valuation advisor’s review and conclusions. Our independent valuation advisor’s review reports may contain other assumptions, qualifications and limitations set forth in the respective appraisal reports that qualify the review, opinions and conclusions set forth therein. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller.
As such, valuations and appraisals of our properties will be only estimates of fair value, and the carrying value of our real properties may not reflect the price at which the properties could be sold in the market. Our NAV per common OP Unit does not represent the amount of our assets less our liabilities in accordance with GAAP. The difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets or the price we paid to redeem common OP Units to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price at which your common OP Units may be redeemed by us is generally based on our prior calendar quarter’s NAV per common OP Unit, you may receive less than realizable value for your investment.
Our NAV per common OP Unit may change materially if the appraised values of our properties materially change from prior appraisals, the actual operating results for a particular calendar quarter differ from what we originally budgeted for that quarter or if the value of a liability (contingent or otherwise) is determined to be different than initially anticipated.
Each of our properties will be appraised at least once per year. When these appraisals are considered by the General Partner for purposes of valuing the relevant property, there may be a material change in our NAV per common OP Unit from the value previously reported. In addition, actual operating results for a given calendar quarter may differ from what we originally budgeted for that quarter. It is also possible that we determine that we underestimated or overestimated the value of our existing liabilities (contingent or otherwise) in a prior calendar quarter. Any of the foregoing may cause a material increase or decrease in the NAV per common OP Unit for a subsequent calendar quarter. We will not retroactively adjust the NAV per common OP Unit reported for a previous calendar quarter. Therefore, because a new annual appraisal may differ materially from the prior appraisal, the actual results from operations may be better or worse than what we previously budgeted for a particular calendar quarter or because the value of our liabilities may be different than originally anticipated, the adjustment to take into consideration the new appraisal, actual operating results or new valuation of liabilities may cause the NAV per common OP Unit to increase or decrease, and such increase or decrease will occur only as of the end of the calendar quarter in which the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our quarterly NAV per common OP Unit.
The General Partner’s determination of our quarterly NAV per common OP Unit will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms and reviewed by an independent valuation advisor, each in accordance with Valuation Policy. As a result, our published NAV per common OP Unit in any given calendar quarter may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The General Partner will review appraisal reports and is responsible for notifying the applicable independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per common OP Unit may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV per common OP Unit may be appropriately adjusted in accordance with our Valuation Policy. Depending on the circumstance, the resulting potential disparity in our NAV per common OP Unit may be in favor or to the detriment of either unitholders who deliver a Notice of Redemption, or other existing unitholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no SEC or other regulatory agency rule or regulation that requires we calculate NAV, or the components used in calculation NAV, in a certain way. As a result, other companies in the real estate industry may use different methodologies or assumptions to determine NAV.
Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV per common OP Unit is not audited by our independent registered public accounting firm. We will calculate and publish NAV per common OP Unit quarterly solely for purposes of establishing the Value of a REIT Share and similar terms as set forth in our Partnership Agreement, including for purposes of redeeming common OP Units in accordance with the Partnership Agreement. You should not view our quarterly NAV per common OP Unit, on its own, as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV per common OP Unit may differ from those used by other companies now or in the future.
In addition, calculations of our NAV per common OP Unit, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV per common OP Unit, which could impact the price at which we redeem common OP Units. If such errors were to occur, the General Partner, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which common OP Units are redeemed, may determine in its sole discretion to take certain corrective actions in response to such errors, including making adjustments to prior NAV calculations. You should carefully review the disclosure of our Valuation Policy as described above and how NAV per common OP Unit will be calculated.
We may need to adjust the methodologies used in calculating NAV per common OP Unit in certain situations.
While the methodologies contained in our Valuation Policy are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), our ability to calculate NAV per common OP unit may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which we may rely upon in determining the quarterly value of our NAV. In these circumstances, a more accurate valuation of our NAV per common OP unit could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in the General

Partner’s reasonable judgment, the administration of the Valuation Policy would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied.
Our independent valuation advisor and/or independent third-party appraisers may have conflicts of interests and other relationships with us and our affiliates.
To the extent engaged, we expect to pay fees to our independent valuation advisor upon its delivery to us of its review reports. We also expect to agree to indemnify any independent valuation advisor against certain liabilities arising out of its engagement.
We expect that any independent valuation advisor and certain of the independent third-party appraisers we engage will have provided, and will be expected to continue to provide, real estate appraisal, appraisal management and real estate valuation advisory services to Blackstone and its affiliates and will have received, and would be expected to continue to receive, fees in connection with such services. We also expect that any independent valuation advisor and certain of the independent third-party appraisers we may engage, and their respective affiliates, may from time to time in the future perform other commercial real estate and financial advisory services for Blackstone and its affiliates, or in transactions related to the properties that are the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the independent valuation advisor or the applicable appraiser as certified in the applicable appraisal report.
We do not make any representations, warranties or guarantees regarding the accuracy of our NAV.
As described above, valuations and appraisals of our real estate are estimates of fair value and may not necessarily correspond to realizable value. Accordingly, we do not represent, warrant or guarantee that:
•a unitholder would be able to realize the NAV per common OP unit for the common OP Units a unitholder owns if the unitholder attempts to sell its common OP Units;
•a unitholder would ultimately realize distributions per common OP unit equal to the NAV per common OP unit for the common OP Units it owns upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•our common OP Units would trade at their NAV per common OP unit on a national securities exchange;
•a third party would offer the NAV per common OP Unit in an arm’s-length transaction to purchase all or substantially all of our common OP Units; or
•the NAV per Common OP Unit would equate to a market price of an open-ended real estate fund.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue nor repurchase any unregistered OP units during the three months ended June 30, 2024.
Repurchases of Equity Securities
The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash. Prior to the Merger, common OP Units that were being redeemed could instead, at our election, be redeemed for shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2024, no common OP Units were redeemed in exchange for Common Stock of AIR. In accordance with the Amendment No. 1 to the Partnership Agreement, which was adopted on June 25, 2024, following the closing of the Merger, the AIR Operating Partnership will pay only cash to those holders of units in the AIR Operating Partnership who elect to redeem their units in accordance with the terms of the Partnership Agreement (and will not exercise its right to pay for such redeemed units in the AIR Operating Partnership in shares of AIR’s common stock).

The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash during the three months ended June 30, 2024:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
April 1 – April 30, 2024	7,368	$31.62	N/A	N/A
May 1 – May 31, 2024	4,384	$37.93	N/A	N/A
June 1 – June 30, 2024	4,730	$38.70	N/A	N/A
Total	16,482	$35.33
(1)The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, the AIR Operating Partnership has no publicly announced plans or programs of repurchase.
For additional information regarding the calculation of NAV, please refer to Management's Discussion And Analysis of Financial Condition and Results of Operations included in Item 2.
Distribution Payments
On June 28, 2024, AIR Operating Partnership paid a special cash distribution in an aggregate amount of $1.2 billion to holders of record of common OP Units and LTIP Units as of the Merger date, representing a distribution $7.70 per common OP Unit. The special distribution paid to the General Partner and Special Limited Partner was used to fund the Merger.
On August 1, 2024, and in connection with the subsequent event debt transactions, AIR Operating Partnership paid a special cash distribution in an aggregate amount of $895.0 million to holders of record of common OP Units and LTIP units as of the close of business on July 31, 2024, representing a distribution of $5.80 per common OP Unit.
ITEM 5. OTHER INFORMATION
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section
13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this Quarterly Report on Form 10-Q, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be an affiliate of Blackstone and, therefore, our affiliate.

ITEM 6. EXHIBITS
The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 7, 2024, by and among Apartment Income REIT Corp., Apex Purchaser LLC, Aries Purchaser LLC, Astro Purchaser LLC and Astro Merger Sub Inc. (Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 8, 2024, is incorporated herein by this reference)

3.1
Amendment to Certificate of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

3.2	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Quarterly Report on Form 10-Q dated May 4, 2022 is incorporated herein by this reference)

3.3
Amendment No. 1 To The Seventh Amended And Restated Agreement Of Limited Partnership Of Apartment Income REIT, L.P., Dated June 25, 2024 (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2024 is incorporated herein by this reference)

3.4
Amendment No. 2 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

10.1
Loan Agreement, dated as of June 28, 2024, among Wells Fargo Bank, National Association, Morgan Stanley Mortgage Capital Holdings LLC, Société Générale Financial Corporation, Bank of Montreal, JPMorgan Chase Bank, National Association, Barclays Bank plc, Goldman Sachs Bank USA, Bank of America, N.A., and Deutsche Bank AG, New York Branch, collectively, as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference).

10.2	Amendment to Performance Vesting LTIP Unit Agreement, dated as of June 28, 2024 between Apartment Income REIT Corp., Apartment Income REIT, L.P. and Terry Considine.

31.1
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership.

31.2
Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership.

32.1
Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership.

99.1	Section 13(r) Disclosure

101
The following materials from the AIR Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive (loss) income; (iv) condensed consolidated statements of partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INCOME REIT, L.P.

	By:	AIR-GP LLC, its General Partner

	By:	/s/ Molly H.N. Syke
Molly H.N. Syke
Vice President and Chief Accounting Officer

Date: August 9, 2024