Form 10-Q
period 2024-09-30
Apartment Income REIT, L.P.
filed 2024-11-08
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the registrant had 1,615 holders of record of common OP Units outstanding.

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
Prior to the Closing, AIR and AIR Operating Partnership jointly filed periodic and annual reports. In connection with the completion of the Merger, trading of AIR Common Stock on the New York Stock Exchange was suspended prior to the opening of trading on June 28, 2024, and on July 8, 2024, AIR terminated the registration of shares of its Common Stock under Section 12(g) of the Exchange Act and its reporting obligations under Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to shares of its Common Stock. The AIR Operating Partnership, however, remains required to file annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act as a result of the number of holders of common OP Units. The Operating Partnership will not be eligible to cease its public reporting unless it has fewer than 300 holders of its common OP Units. As of September 30, 2024, there were 1,622 holders of record of common OP Units.
AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to the AIR Operating Partnership, and its consolidated subsidiaries, collectively.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Buildings and improvements	$6,471,309	$6,324,857
Land	1,297,414	1,285,710
Total real estate	7,768,723	7,610,567
Accumulated depreciation	(2,427,964)	(2,245,589)
Net real estate	5,340,759	5,364,978
Cash and cash equivalents	640,440	91,401
Restricted cash	28,159	26,090
Investment in unconsolidated real estate partnerships	346,241	336,077
Goodwill	32,286	32,286
Other assets, net	274,048	283,920
Total assets	$6,661,933	$6,134,752

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Non-recourse property debt, net	$6,242,083	$2,223,791
Term loans, net	—	473,701
Revolving credit facility borrowings	—	115,000
Unsecured notes payable, net	—	397,852
Total indebtedness	6,242,083	3,210,344
Accrued liabilities and other	381,868	296,894
Total liabilities	6,623,951	3,507,238

Commitments and contingencies (Note 8)

Redeemable preferred units	57,277	77,140

Partners’ (deficit) capital:
Preferred units	—	2,000
General Partner and Special Limited Partner	(54,552)	2,349,896
Limited Partners	130,190	284,451
Partners’ capital attributable to the AIR Operating Partnership	75,638	2,636,347
Noncontrolling interests in consolidated real estate partnerships	(94,933)	(85,973)
Total partners’ (deficit) capital	(19,295)	2,550,374
Total liabilities, redeemable preferred units, and partners’ (deficit) capital	$6,661,933	$6,134,752
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Rental and other property revenues	$197,666	$194,244	$587,177	$616,659
Other revenues	3,888	3,063	10,372	7,018
Total revenues	201,554	197,307	597,549	623,677

EXPENSES
Property operating expenses	64,386	58,076	183,740	190,122
Property management expenses	7,938	7,899	23,868	23,318
Depreciation and amortization	84,485	79,023	246,623	263,949
General and administrative expenses	6,423	5,663	26,045	18,866
Other expenses, net	53,086	8,110	68,001	14,434
	216,318	158,771	548,277	510,689

Interest income	4,938	2,918	9,034	6,133
Interest expense	(94,601)	(22,888)	(161,115)	(96,629)
Loss on extinguishment of debt	(8,560)	—	(36,888)	(2,008)
Gain on dispositions and impairments of real estate, net	—	692,861	3,282	675,534
(Loss) gain on derivative instruments, net	(50,969)	14,070	(36,188)	23,322
Loss from unconsolidated real estate partnerships	(5,338)	(10,390)	(14,388)	(12,267)
Merger-related costs	(1,054)	—	(168,982)	—
(Loss) income before income tax benefit (expense)	(170,348)	715,107	(355,973)	707,073
Income tax benefit (expense)	581	(4,595)	(273)	(5,911)
Net (loss) income	(169,767)	710,512	(356,246)	701,162
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(1,661)	(2,525)	(3,629)	(3,894)
Net (loss) income attributable to the AIR Operating Partnership	(171,428)	707,987	(359,875)	697,268
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,571)	(1,614)	(4,812)	(4,839)
Net loss (income) attributable to participating securities	—	(391)	66	(484)
Net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(172,999)	$705,982	$(364,621)	$691,945

Net (loss) income attributable to the AIR Operating Partnership's common unitholders per unit – basic	$(1.12)	$4.49	$(2.37)	$4.38
Net (loss) income attributable to the AIR Operating Partnership's common unitholders per unit – diluted	$(1.12)	$4.42	$(2.37)	$4.34

Weighted-average common units outstanding – basic	153,800	157,366	154,138	158,138
Weighted-average common units outstanding – diluted	153,800	159,937	154,138	160,458
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (loss) income	$(169,767)	$710,512	$(356,246)	$701,162
Unrealized (loss) gain on derivative instruments, net	—	(2,236)	—	2,955
Reclassification of interest rate derivative gain to net loss	(1,017)	(14,186)	(14,446)	(23,704)
Comprehensive (loss) income	(170,784)	694,090	(370,692)	680,413
Comprehensive income attributable to noncontrolling interests in consolidated real estate partnerships	(1,661)	(2,525)	(3,629)	(3,894)
Comprehensive (loss) income attributable to the AIR Operating Partnership	$(172,445)	$691,565	$(374,321)	$676,519
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) CAPITAL
For the Three Months Ended September 30, 2024 and 2023
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' (Deficit) Capital
Balances at June 30, 2023	$2,000	$1,997,465	$249,512	$2,248,977	$(80,087)	$2,168,890
Redemption and repurchase of common partnership units	—	(77,782)	(1,745)	(79,527)	—	(79,527)
Amortization of share-based compensation cost	—	816	1,155	1,971	—	1,971
Effect of changes in ownership of consolidated entities	—	1,446	1,070	2,516	(1,397)	1,119
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	718	718
Other comprehensive loss	—	(14,549)	(1,873)	(16,422)	—	(16,422)
Net income	—	664,031	42,386	706,417	2,525	708,942
Distributions to common unitholders	—	(66,002)	(4,134)	(70,136)	—	(70,136)
Distributions to noncontrolling interests	—	—	—	—	(4,851)	(4,851)
Other, net	—	39	3	42	(18)	24
Balances at September 30, 2023	$2,000	$2,505,464	$286,374	$2,793,838	$(83,110)	$2,710,728

Balances at June 30, 2024	$—	$965,426	$191,537	$1,156,963	$(92,962)	$1,064,001
Redemption of common partnership units	—	—	(24,202)	(24,202)	—	(24,202)
Effect of changes in ownership of consolidated entities	—	(18,254)	18,254	—	—	—
Amortization of share-based compensation cost	—	—	9,137	9,137	—	9,137
Other comprehensive loss	—	(943)	(74)	(1,017)	—	(1,017)
Net (loss) income	—	(162,009)	(10,985)	(172,994)	1,661	(171,333)
Merger-related distributions	—	(839,044)	(53,477)	(892,521)	—	(892,521)
Distributions to noncontrolling interests	—	—	—	—	(4,363)	(4,363)
Other, net	—	272	—	272	731	1,003
Balances at September 30, 2024	$—	$(54,552)	$130,190	$75,638	$(94,933)	$(19,295)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) CAPITAL
For the Nine Months Ended September 30, 2024 and 2023
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' (Deficit) Capital
Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Issuance of AIR Operating Partnership units	—	—	22,383	22,383	—	22,383
Redemption and repurchase of common partnership units	—	(77,782)	(17,559)	(95,341)	—	(95,341)
Amortization of share-based compensation cost	—	3,607	3,465	7,072	—	7,072
Effect of changes in ownership of consolidated entities	—	(7,840)	10,356	2,516	(1,397)	1,119
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	5,235	5,235
Other comprehensive loss	—	(18,768)	(1,981)	(20,749)	—	(20,749)
Net income	—	651,313	41,245	692,558	3,894	696,452
Distributions to common unitholders	—	(200,142)	(13,212)	(213,354)	—	(213,354)
Distributions to noncontrolling interests	—	—	—	—	(9,908)	(9,908)
Other, net	—	180	3	183	(153)	30
Balances at September 30, 2023	$2,000	$2,505,464	$286,374	$2,793,838	$(83,110)	$2,710,728

Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
Redemption of common partnership units	—	—	(28,373)	(28,373)	—	(28,373)
Effect of changes in ownership of consolidated entities	—	(20,409)	20,409	—	—	—
Amortization of share-based compensation cost	—	11,843	11,814	23,657	—	23,657
Other comprehensive loss	—	(13,298)	(1,148)	(14,446)	—	(14,446)
Net (loss) income	—	(341,554)	(23,034)	(364,588)	3,629	(360,959)
Merger-related distributions		(1,976,696)	(129,253)	(2,105,949)	—	(2,105,949)
Distributions to common unitholders	—	(64,649)	(4,676)	(69,325)	—	(69,325)
Distributions to noncontrolling interests	—	—	—	—	(13,189)	(13,189)
Redemption of preferred units	(2,000)	—	—	(2,000)	—	(2,000)
Other, net	—	315	—	315	600	915
Balances at September 30, 2024	$—	$(54,552)	$130,190	$75,638	$(94,933)	$(19,295)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(356,246)	$701,162
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	246,623	263,949
Gain on dispositions and impairments of real estate, net	(3,282)	(675,534)
Loss on extinguishment of debt	25,229	2,008
Income tax expense	273	5,911
Unrealized loss (gain) on derivative instruments, net	51,728	(19,124)
Share-based compensation expense	23,657	7,072
Other, net	34,625	16,360
Net changes in operating assets and operating liabilities	42,376	(55)
Net cash provided by operating activities	64,983	301,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(248,827)	(339,696)
Capital expenditures	(110,654)	(140,855)
Distributions from unconsolidated joint ventures	27,470	207,137
Contribution to unconsolidated joint ventures	—	(51,836)
Proceeds from dispositions of real estate	—	52,066
Other investing activities, net	(14,859)	3,194
Net cash used in investing activities	(346,870)	(269,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt, net	7,688,718	1,005,920
Principal repayments of non-recourse property debt	(3,570,230)	(111,699)
Repayments of term loans	(475,000)	(325,000)
Repayments of unsecured notes payable	(400,000)	—
Net repayments of revolving credit facility	(115,000)	(436,250)
Payment of deferred loan costs	(28,400)	(10,894)
Merger-related distributions	(2,105,949)	—
Redemption of common and preferred OP units	(49,014)	(17,562)
Payment of distributions to General Partner and Special Limited Partner	(64,649)	(200,137)
Payment of distributions to Limited Partners	(4,676)	(13,591)
Payment of distributions to noncontrolling interests	(13,189)	(9,933)
Repurchases of common partnership units held by General Partner and Special Limited Partner	(24,596)	(77,782)
Redemption of preferred units	(2,000)	—
Other financing activities, net	(3,020)	(2,066)
Net cash provided by (used in) financing activities	832,995	(198,994)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	551,108	(167,235)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	117,491	301,405
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$668,599	$134,170
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)
Note 1 — Basis of Presentation and Organization
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT, L.P. (“AIR Operating Partnership” or the “Operating Partnership”), and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Reclassifications
Certain prior period balances in the condensed consolidated statements of operations, statements of cash flows, and statements of partners' (deficit) capital have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. These changes had no impact on net income (loss), cash flows, assets and liabilities, or partners’ (deficit) capital previously reported.
Organization and Business
The AIR Operating Partnership focuses on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of September 30, 2024, our portfolio included 77 apartment communities with 27,390 apartment homes, in which we held an average ownership of approximately 81%.
Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units”. As of September 30, 2024, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 156,900,122 common OP Units and equivalents legally outstanding.

Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2024 and December 31, 2023, the AIR Operating Partnership consolidated four VIEs. Please see Note 12 for further discussion regarding our consolidated VIEs.
Redeemable Preferred OP Units
The AIR Operating Partnership has various classes of preferred OP Units. Each class of preferred OP Units is currently redeemable at the holders’ option, with a cash value equal to the redemption price. The preferred OP Units are therefore presented within temporary partners’ (deficit) capital in the AIR Operating Partnership’s condensed consolidated balance sheets.
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2024	$77,140
Preferred distributions	(3,935)
Redemption of preferred units	(20,641)
Net income allocated to preferred units	4,713
Balance at September 30, 2024	$57,277
As of September 30, 2024 and December 31, 2023, the AIR Operating Partnership had 2,020,901 and 2,846,524 redeemable preferred OP Units issued and outstanding, respectively. Distributions per annum range from 1.92% to 8.75% per class and $25.00 to $91.43 per unit, respectively.
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
During the second quarter of 2024, the cancellation of the restricted stock awards resulted in the acceleration of share-based compensation expense of $8.6 million, which is recorded in merger-related costs within the condensed consolidated statements of operations. Of the $8.6 million acceleration, $5.2 million and $3.4 million would have been recorded within general and administrative expenses and property management expenses in our condensed consolidated statements of operations, respectively, through January 2028.
•Preferred Units: All Class A preferred stock outstanding immediately prior to the Closing were redeemed by AIR at a redemption price payable in cash of $100,000 per unit, which resulted in the mirrored preferred units at the AIR Operating Partnership to be cancelled. During the second quarter of 2024, cancellation of the mirrored preferred units resulted in a cash payment of $2.0 million, which was paid in June 2024 in conjunction with the Closing. As of September 30, 2024, the Operating Partnership has no mirrored preferred units outstanding.
Treatment of Partnership Units
The issued and outstanding equity interests of the AIR Operating Partnership, including the common OP units, preferred OP units, and LTIP units were unaffected by the Merger and remain issued and outstanding and continue to have the rights and privileges set forth in the Partnership Agreement.
Merger-related costs
In conjunction with the Merger, and during the three and nine months ended September 30, 2024, the Operating Partnership incurred cost of $1.1 million and $169.0 million, respectively, which is included in merger-related costs in our condensed consolidated statements of operations. The merger-related costs primarily consist of regulatory, advisory, legal, consulting, banking services, loan assumption fees, and the acceleration of share-based compensation related to the cancellation of the stock options and restricted stock awards discussed above. During the nine months ended September 30, 2024, the acceleration of share-based compensation totaled $8.6 million.
Amendments to the Seventh Amended and Restated Agreement of Limited Partnership of the AIR Operating Partnership
On June 25, 2024, AIR Operating Partnership’s general partner adopted Amendment No. 1 (the “Amendment No. 1”) to the Partnership Agreement to provide that, following the Closing:
•the AIR Operating Partnership will pay only cash to those holders of units in the AIR Operating Partnership who elect to redeem their units in accordance with the terms of the Partnership Agreement (and will not exercise its right to pay for such redeemed units in the AIR Operating Partnership in shares of the Class A common stock);
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
Additional Information
The Merger was funded primarily via cash provided by affiliates of Blackstone and the net proceeds from the issuance of debt instruments. The net funding was used to satisfy the cancellation of AIR’s Common Stock and stock options, the redemption of restricted stock awards, the payment of merger-related costs, and the termination of $1.7 billion of outstanding debt principal amounts during the six months ended June 30, 2024. The cancellations and redemptions are outlined above, refer to Note 6 for discussion regarding debt transactions and Note 4 for discussion regarding the special distributions paid.
Additionally, and as a result of Closing, the Operating Partnership elected to use a convenience date of June 30, 2024 for the basis of accounting, as the difference in dates is not material to the presentation of the financial results. In connection with the Merger, the Operating Partnership did not elect push-down accounting.
Note 4 — Significant Transactions
Apartment Community Acquisitions
During the nine months ended September 30, 2024, we acquired one apartment community located in Raleigh, North Carolina and one apartment community located in Bethesda, Maryland with 50,500 square feet of commercial space. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Nine Months Ended September 30, 2024
Number of apartment communities	2
Number of apartment homes	743

Purchase price	$236,500
Capitalized transaction costs	3,809
Total consideration	$240,309

Land	$51,548
Building and improvements	177,140
Intangible assets (1)	11,877
Below-market lease liabilities (1)	(256)
Total consideration	$240,309
(1)At the time of acquisition, intangible assets and below-market lease liabilities for the Bethesda, Maryland apartment community acquisition had a weighted-average term of 4.7 years and 0.5 years, respectively. At the time of acquisition, intangible assets and below-market lease liabilities for the Raleigh, North Carolina apartment community acquisition had a weighted-average term of 0.5 years.
Apartment Community Dispositions
During the three months ended September 30, 2024, we did not sell any apartment communities.
During the nine months ended September 30, 2024, the apartment community acquired in Bethesda, Maryland was subsequently contributed to our joint venture with a global institutional investor (the “Core JV”), which represents an apartment community disposition under GAAP. Upon contribution of the apartment community and the related non-recourse property debt to the Core JV, the AIR Operating Partnership received $27.5 million in cash consideration. See Note 7 for discussion regarding our joint venture transactions.

During the three months ended September 30, 2023, we sold one apartment community with 195 apartment homes included in our Other Real Estate segment for net proceeds of $19.9 million which approximates its carrying value. During the nine months ended September 30, 2023, we sold three apartment communities with 257 apartment homes included in our Other Real Estate segment for net proceeds of $52.1 million which approximates their carrying value.
At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of September 30, 2024, no communities were classified as held for sale.
Write-Off of Pre-development, Development, and Redevelopment Costs
During the three and nine months ended September 30, 2024, we wrote off $14.3 million of costs associated with certain pre-development, development, and redevelopment projects which we no longer intend to pursue as a result of the Merger. The write-off of costs associated with these projects represents non-cash activity during the period and is included in other expenses, net, in our condensed consolidated statements of operations.
Distributions
In the first quarter of 2024, we paid regular, recurring distributions per common OP Unit of $0.45. As a result of the announcement of the Merger Agreement on April 7, 2024, no regular, recurring distributions were paid in the second or third quarters of 2024.
For the three and nine months ended September 30, 2023, regular, recurring distributions paid per common OP Unit were $0.45, and $1.35, respectively.
In the second quarter of 2024 and in connection with, but effective immediately following, the Closing of the transactions contemplated by the Merger Agreement as described in Note 3, the AIR Operating Partnership paid a special cash distribution in an aggregate amount of $1.2 billion to holders of record of common OP Units and LTIP units immediately following the effective time of the Merger, representing a distribution of $7.70 per common OP Unit. The special distribution paid to the General Partner and Special Limited Partner was used to fund the Merger.
On August 1, 2024 and in connection with the July 2024 financing transactions described in Note 6, the AIR Operating Partnership paid a special cash distribution in an aggregate amount of $892.0 million to holders of record of common OP Units and LTIP units as of the close of business on July 31, 2024, representing a distribution of $5.80 per common OP Unit.
Departure of Certain Executive Officers
In October 2024, Terry Considine resigned as Chief Executive Officer, as well as from all other director and officer positions held at AIR and its affiliated entities. Additionally, Joshua Minix resigned as Executive Vice President and Chief Investment Officer, along with any other officer position he held at AIR and its affiliated entities.
As a result of the separation payments in connection with these departures, during the three months ended September 30, 2024, we recorded $9.6 million of incremental compensation expense, which is included in other expenses, net, in our condensed consolidated statements of operations. Additionally, certain LTIP units in the Operating Partnership held by Mr. Considine vested in accordance with their terms, with all remaining unvested LTIP units being forfeited, resulting in the acceleration of share-based compensation expense totaling $7.9 million, which is included in other expenses, net in our condensed consolidated statements of operations during the three months ended September 30, 2024.

Note 5 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fixed lease income	$181,090	$179,069	$542,655	$572,123
Variable lease income	16,107	14,502	43,429	43,043
Total lease income	$197,197	$193,571	$586,084	$615,166
Generally, our residential leases do not provide extension options and, as of September 30, 2024, have an average remaining term of 11.7 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of September 30, 2024, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2024 (remaining)	$169,902
2025	416,319
2026	89,002
2027	14,933
2028	11,210
Thereafter	32,950
Total	$734,316
Note 6 — Debt
The following table summarizes our total indebtedness (in thousands):

	September 30, 2024	December 31, 2023
Non-recourse property debt:
Fixed-rate property debt due July 2025 to January 2055 (1)	$2,152,155	$2,236,975
Variable-rate property debt due July 2029 to October 2029 (2)	4,139,158	—
Total non-recourse property debt	6,291,313	2,236,975
Debt issuance costs, net of accumulated amortization	(49,230)	(13,184)
Total non-recourse property debt, net	$6,242,083	$2,223,791

Unsecured debt:
Term loans due December 2024 to April 2026	$—	$475,000
Revolving credit facility borrowings due April 2025	—	115,000
4.58% Notes payable due June 2027	—	100,000
4.77% Notes payable due June 2029	—	100,000
4.84% Notes payable due June 2032	—	200,000
Total unsecured debt	—	990,000
Debt issuance costs, net of accumulated amortization	—	(3,447)
Total unsecured debt, net	$—	$986,553
Total indebtedness	$6,242,083	$3,210,344
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.

(2)As of September 30, 2024, $3.0 billion of our variable-rate property debt is economically hedged at an effective interest rate of 6.92% via interest rate swaps. Additionally, $1.0 billion of our variable-rate property debt is economically hedged at a maximum effective interest rate of 7.03% via interest rate caps. The remaining $0.1 billion of our variable-rate property debt is economically hedged at a maximum effective interest rate of 7.99% via an interest rate cap.
As a result of the Merger and subsequent financing transactions completed to finalize our go-forward capital structure, during June, July, and September 2024, we placed net incremental financing of approximately $3.0 billion. The net cash proceeds from these transactions were used to fund the consideration for the Merger, pay for certain costs and expenses related to the Merger, fund special distributions as described in Note 4, and to fund property operations. These transactions resulted in total fixed rate property debt of $2.2 billion with a weighted-average effective interest rate of 3.8%, and total variable rate property debt of $4.1 billion, with a weighted-average effective interest rate, before consideration of in place interest rate swaps and caps, of 7.7%. After consideration of these economic derivatives, the weighted-average effective interest rate on our variable rate debt is 7.0%. The below information provides details on these financing transactions.
On June 28, 2024, we placed the following debt instruments in connection with the completion of the Merger. The net proceeds were used to repay the outstanding principal amounts on our term loans, notes payable, revolving credit facility, secured credit facility, and a portion of our fixed-rate property debt, totaling $1.7 billion.
•$2.7 billion of variable-rate non-recourse property debt which matures on June 26, 2026, with two one-year extension terms at the option of the AIR Operating Partnership bearing interest at one-month term SOFR plus 2.00%, for an initial rate of 7.33%. This debt was subsequently refinanced in July and September 2024, as described below.
•$375.0 million of variable-rate non-recourse property debt, which matures in September 2024, bearing interest at one-month term SOFR plus 2.00%, for an initial rate of 7.33%. This debt was refinanced in July 2024 as described below.
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
On July 26, 2024, we placed additional non-recourse variable-rate property debt (the “CMBS 1 Loan”), totaling $3.0 billion, maturing in 2026 and subject to three one-year extension options. The interest rate on the CMBS 1 Loan is equal to one month term SOFR, plus a margin rate of 2.18%, for an initial rate of 7.53%. Additionally, the AIR Operating Partnership placed $401.9 million of fixed-rate debt secured by one property. The debt matures in August 2029, bearing interest at 5.49%. The proceeds from these financing transactions were used to repay $1.9 billion and $375.0 million of variable-rate property debt, respectively.
On September 18, 2024, we placed additional non-recourse variable-rate property debt (the “CMBS 2 Loan”), totaling $1.1 billion, maturing in 2026 and subject to three one-year extension options. The interest rate on the CMBS 2 Loan is equal to one month term SOFR, plus a margin rate of 2.08%, for an initial rate of 7.17%. The proceeds from the CMBS 2 Loan were used to repay $0.8 billion of variable-rate property debt.
As a result of these transactions, we recognized $8.6 million and $36.9 million of loss on extinguishment of debt during the three and nine months ended September 30, 2024, respectively, which represents the unamortized discounts and related expenses and fees associated with the termination of these instruments.
As of September 30, 2024, our available liquidity was $668.6 million, which is comprised of restricted cash and cash and cash equivalents.
Note 7 — Investment in Unconsolidated Real Estate Partnerships
Joint Venture Transactions
During the second quarter of 2024, AIR Operating Partnership acquired a 359-unit property located in Bethesda, Maryland with 50,500 square feet of commercial space for a purchase price of $150.0 million. In connection with the acquisition, the Operating Partnership placed $97.3 million of non-recourse property debt. The property and related non-

recourse property debt was subsequently contributed to the Core JV, in which we retain a 53% interest, which represents non-cash activity during the period. Upon contribution to the Core JV, AIR Operating Partnership received $27.5 million in cash and recognized a gain of $3.2 million as a result of the disposition which is included in gain on dispositions and impairments of real estate in our condensed consolidated statements of operations.
Unconsolidated Joint Ventures
As of September 30, 2024, AIR Operating Partnership has equity investments in three significant unconsolidated joint ventures: the Core JV, the joint venture with a global asset manager (“Value-Add JV”), and the “Virginia JV” (collectively, the “Joint Ventures”). We account for these Joint Ventures utilizing the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

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
The carrying value of AIR Operating Partnership's investment in each joint venture is included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets. AIR Operating Partnership's exposure to the obligations of the VIEs is limited to the carrying value of the limited partnership interests and AIR Operating Partnership's interest of the joint ventures' guarantor non-recourse liabilities. The following tables summarize certain relevant information with respect to our investments in unconsolidated real estate partnerships (in thousands):

	September 30, 2024
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$89,107	$891,136
AIR Operating Partnership's investment in balance (1)	$13,120	$29,956	$281,933
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
(1)AIR Operating Partnership's investment in balance includes certain basis differences that are subject to amortization. AIR Operating Partnership's investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $21.3 million related to two immaterial unconsolidated investments.
The AIR Operating Partnership recognizes earnings or losses from our investments in unconsolidated real estate partnerships consisting of our proportionate share of the net earnings or losses of the Joint Ventures. In addition, we earn various fees for providing property management, construction, and corporate services to the Joint Ventures. The table below presents earnings or losses attributable to our investments in unconsolidated real estate partnerships, which is included in loss from unconsolidated real estate partnerships in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Virginia JV	$(2,425)	$(1,113)	$(2,992)	$(3,004)
Value-Add JV	(163)	(1,347)	(552)	(1,333)
Core JV	(2,750)	(7,930)	(10,844)	(7,930)
Total	$(5,338)	$(10,390)	$(14,388)	$(12,267)
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of September 30, 2024, are immaterial to our condensed consolidated financial statements.

Note 9 — Earnings per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit are as follows (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Earnings per unit
Numerator:
Basic net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(172,999)	$705,982	$(364,621)	$691,945
Effect of dilutive instruments	—	1,570	—	4,710
Dilutive net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(172,999)	$707,552	$(364,621)	$696,655

Denominator – units:
Basic weighted-average common units outstanding	153,800	157,366	154,138	158,138
Dilutive common unit equivalents outstanding	—	2,571	—	2,320
Dilutive weighted-average common units outstanding	153,800	159,937	154,138	160,458

Earnings per unit – basic	$(1.12)	$4.49	$(2.37)	$4.38
Earnings per unit – diluted	$(1.12)	$4.42	$(2.37)	$4.34
.
Note 10 — Fair Value Measurements
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
Recurring Fair Value Measurements
The following table summarizes investments measured at fair value on a recurring basis, which are presented in other assets, net, and accrued liabilities and other in our condensed consolidated balance sheets (in thousands). See Note 11 for discussion regarding our derivative activity during the year.

	As of September 30, 2024				As of December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive-floating	$(37,561)	$—	$(37,561)	$—	$14,679	$—	$14,679	$—
Interest rate swaps - pay-floating, receive-fixed	$—	$—	$—	$—	$465	$—	$465	$—
Interest rate caps, net (1)	$1,308	$—	$1,308	$—	$—	$—	$—	$—
Interest rate swaps - forward starting	$—	$—	$—	$—	$331	$—	$331	$—

(1)The fair value of interest rate caps, net, is inclusive of $6.7 million related to interest rate caps, offset partially by $5.4 million related to sold interest rate caps.
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of September 30, 2024 and December 31, 2023, due to their relatively short-term nature and high probability of realization.
The carrying value of our previously held revolving credit facility and term loans, which were repaid in connection with the Closing, as well as our current variable-rate non-recourse property debt are classified as Level 2 in the GAAP fair value hierarchy. See Note 6 for discussion regarding our financing transactions during the period. As of September 30, 2024 and December 31, 2023, the carrying value of our variable-rate debt approximated the estimated fair value as these instruments bear interest at floating rates which approximate market rates.
We classify the fair value of our fixed-rate non-recourse property debt, unsecured notes payable, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$2,152,155	$2,010,278	$2,236,975	$2,001,532
Unsecured notes payable (1)	$—	$—	$400,000	$384,244
Seller financing note receivable, net (2)	$33,212	$34,342	$32,459	$33,042
Preferred equity investment (3)	$23,578	$25,156	$22,693	$23,562
(1)In the second quarter of 2024, in connection with the Closing, we repaid $400.0 million of outstanding principal on our fixed-rate Notes Payable. See Note 6 for discussion regarding our financing transactions during the period.
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
Note 11 — Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
Our objectives in using interest rate derivatives are to add predictability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps, interest rate caps, and treasury locks as part of our interest rate management strategy. Interest rate swaps primarily involve the receipt of variable-rate and fixed-rate amounts from a counterparty in exchange for us making fixed-rate or variable-rate payments over the life of the agreements without exchange of the underlying notional amounts.
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive (loss) income and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three and nine months ended September 30, 2024, we reclassified gains of $1.0 million and $14.4 million, respectively, out of other comprehensive (loss) income into interest expense, inclusive of the Company's accelerated gain due to the early payoff of fixed-rate loans that were previously designated as hedged instruments. During the three and nine months ended September 30, 2023, we reclassified $14.2 million and $23.7 million out of other comprehensive (loss) income, net into interest expense, respectively. As of September 30, 2024, we estimate that during the next 12 months, we will reclassify into earnings approximately $4.4 million of the unrealized gain in other comprehensive (loss) income.
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in (loss) gain on derivative instruments, net, in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2024 and 2023, (loss) gain on derivative instruments was ($51.0) million, ($36.2) million, $14.1 million, and $23.3 million, respectively.

As of September 30, 2024, we have in place interest rate swaps with a notional value of $3.7 billion, after consideration for trades not yet effective and after consideration of the notional step-down value, and in place interest rate caps, net with a notional value of $1.1 billion. Of this balance, $3.0 billion of interest rate swaps and $1.1 billion of interest rate caps, net are a result of the Merger and subsequent financing transactions completed to finalize our go-forward capital structure, economically hedging the interest rate risk associated with our outstanding variable-rate property debt. Additionally, we have $675.0 million of speculative interest rate swaps previously placed, which continue to have favorable blended interest rates as compared to current market rates. The below information details out the 2024 derivative transactions.
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
During the second quarter of 2024, we terminated two forward starting interest rate swap positions not designated as hedging instruments with a notional value of $93.7 million. As a result of these transactions, the Operating Partnership received $3.7 million in cash. Additionally, we entered into one interest rate cap not designated as a hedging instrument with a notional value of $148.5 million to economically hedge our variable-rate property debt maturing in July 2026 at a maximum interest rate of 7.1%.
During the third quarter of 2024, we placed interest rate caps due to lender requirements at the property level. However, we simultaneously sold partially offsetting interest rate caps for a portion of the total notional value due to the fact that a portion of the related debt was also hedged with interest rate swaps. The net impact of these interest rate caps, sold interest rate caps, and interest rate swaps, which are not designated as hedging instruments, is to economically fix or cap our variable interest rates at a weighted-average interest rate of 7.0% on $4.1 billion of variable rate non-recourse property debt maturing in the second and third quarters of 2029. After consideration of these derivative instruments, we have no variable rate non-recourse property debt that is not fixed or capped at the above weighted-average rates until the third quarter of 2026.
The eight pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $4.0 billion and economically hedge our variable-rate property debt and mature between August 2026 and August 2027. Four of the interest rate swaps have a notional adjustment period, which reduces the aggregate notional amount by $1.0 billion by September 2025. The three interest rate caps have an aggregate notional value of $4.0 billion and mature in August 2026 to October 2026, and the two sold partially offsetting interest rate caps have a notional value of $3.0 billion and mature in August 2026 to October 2026. The two sold partially offsetting interest rate caps have a notional adjustment period, which reduces the aggregate notional value to $2.0 billion in August 2025 to October 2025.

The following tables summarize our derivative financial instruments (dollars in thousands):

	As of September 30, 2024
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	16	$4,675,000	$5,213	$(42,774)
Interest rate caps, net (1)	6	$1,148,500	$6,680	$(5,372)
(1)Interest rate caps, net, is inclusive of four interest rate caps with an aggregate notional value of $4.1 billion, offset partially by two sold interest rate caps with an aggregate notional value of $3.0 billion.

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
Note 12 — Variable Interest Entities
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
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	September 30, 2024	December 31, 2023
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	14	14
Apartment homes in communities owned by VIEs	4,866	4,866
Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs’ are summarized in the table below (in thousands):

	September 30, 2024	December 31, 2023
ASSETS:
Net real estate	$983,361	$1,013,770
Cash and cash equivalents	48,813	41,219
Restricted cash	1,666	2,179
Other assets, net	24,200	22,546
LIABILITIES:
Non-recourse property debt, net	$1,314,186	$1,196,280
Accrued liabilities and other	43,496	34,903

Note 13 — Business Segments
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
As of September 30, 2024, our Same Store segment included 69 apartment communities with 24,272 apartment homes and our Other Real Estate segment included 8 apartment communities with 3,118 apartment homes.
The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and (loss) income before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to communities sold. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2024 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2024:
Total revenues	$171,672	$21,382	$4,612	$3,888	$201,554
Property management and operating expenses	47,224	7,373	7,683	10,044	72,324
Other operating expenses not allocated to segments (3)	—	—	—	143,994	143,994
Total operating expenses	47,224	7,373	7,683	154,038	216,318
Proportionate property net operating income (loss)	124,448	14,009	(3,071)	(150,150)	(14,764)
Other items included in (loss) income before income tax expense (4)	—	—	—	(155,584)	(155,584)
Income (loss) before income tax expense	$124,448	$14,009	$(3,071)	$(305,734)	$(170,348)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2024:
Total revenues	$511,432	$58,341	$17,473	$10,303	$597,549
Property management and operating expenses	135,543	20,725	22,403	28,937	207,608
Other operating expenses not allocated to segments (3)	—	—	—	340,669	340,669
Total operating expenses	135,543	20,725	22,403	369,606	548,277
Proportionate property net operating income (loss)	375,889	37,616	(4,930)	(359,303)	49,272
Other items included in (loss) income before income tax expense (4)	—	—	—	(405,245)	(405,245)
Income (loss) before income tax expense	$375,889	$37,616	$(4,930)	$(764,548)	$(355,973)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended September 30, 2023:
Total revenues	$167,360	$13,824	$12,142	$3,981	$197,307
Property management and operating expenses	43,534	4,941	9,097	8,403	65,975
Other operating expenses not allocated to segments (3)	—	—	—	92,796	92,796
Total operating expenses	43,534	4,941	9,097	101,199	158,771
Proportionate property net operating income (loss)	123,826	8,883	3,045	(97,218)	38,536
Other items included in income (loss) before income tax expense (4)	—	—	—	676,571	676,571
Income before income tax expense	$123,826	$8,883	$3,045	$579,353	$715,107

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine Months Ended September 30, 2023:
Total revenues	$493,336	$38,601	$80,172	$11,568	$623,677
Property management and operating expenses	131,145	14,047	37,597	30,651	213,440
Other operating expenses not allocated to segments (3)	—	—	—	297,249	297,249
Total operating expenses	131,145	14,047	37,597	327,900	510,689
Proportionate property net operating income (loss)	362,191	24,554	42,575	(316,332)	112,988
Other items included in income (loss) before income tax expense (4)	—	—	—	594,085	594,085
Income before income tax expense	$362,191	$24,554	$42,575	$277,753	$707,073
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
The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	September 30, 2024	December 31, 2023
Same Store	$4,795,981	$4,841,335
Other Real Estate	863,836	779,456
Corporate and other assets (1)	1,002,116	513,961
Total consolidated assets	$6,661,933	$6,134,752
(1)Includes the assets not allocated to our segments including: (i) corporate asset and (ii) properties sold or classified as held for sale.
For the nine months ended September 30, 2024 and 2023, capital additions related to our segments were as follows (in thousands):

	2024	2023
Same Store	$103,797	$118,325
Other Real Estate	14,476	10,049
Total capital additions	$118,273	$128,374

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the payment of distributions in the future; our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding acquisitions and dispositions, including the Merger; expectations regarding acquisitions as well as sales and the use of proceeds thereof; the availability and cost of debt; our ability to comply with debt covenants; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, and recession; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions, including the Merger; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of AIR to hire and retain key personnel, including in connection with the Merger; AIR’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR; risks associated with the Merger; potential litigation relating to the Merger that could be instituted against AIR or its directors, managers or officers, including the effects of any outcomes related thereto; the risk that disruptions from the Merger will harm AIR’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the completion of the Merger; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties described in this Quarterly Report on Form 10-Q, including under the section entitled “Risk Factors” in Part II, Item 1A, as well as the section entitled “Risk Factors” in Item 1A of AIR’s and AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent filings with the SEC.
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
Executive Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of September 30, 2024, our portfolio included 77 apartment communities with 27,390 apartment homes, in which we held an average ownership of approximately 81%.
On June 28, 2024, AIR completed the Merger with Blackstone as discussed and defined in detail within Note 3 to the condensed consolidated financial statements included in Item 1. As a result of the Merger, Blackstone Real Estate

Partners X L.P., indirectly through the Parent Parties, controls the General Partner and Special Limited Partner of the AIR Operating Partnership. Additionally, all stock options and restricted stock awards outstanding, whether vested or unvested, were cancelled and converted into the right to receive cash and all Class A preferred stock outstanding were redeemed by AIR resulting in the mirrored preferred units at the AIR Operating Partnership to be cancelled. The issued and outstanding equity interests of the AIR Operating Partnership, including the common OP Units, preferred OP units, and LTIP units were unaffected by the Merger and remain issued and outstanding and continue to have the rights and privileges set forth in the Partnership Agreement.
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
Financial Highlights
Net loss attributable to AIR Operating Partnership's common unitholders per unit on a dilutive basis was ($1.12) and ($2.37) for the three and nine months ended September 30, 2024 compared to $4.42 and $4.34 for the three and nine months ended September 30, 2023, due primarily to:
•Gains on dispositions in the prior year;
•Merger-related costs incurred in the current year;
•Losses on derivative instruments in the current year compared to gains in the prior year;
•Increased interest expense; and
•Increased loss on extinguishment of debt in connection with the Merger; partially offset by
•Revenue growth primarily driven by an increase in residential rents and ADO, as defined below.
Results of Operations for the Three and Nine Months Ended September 30, 2024, Compared to 2023
Property Operations
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2023, two properties acquired in 2024, and two properties undergoing planned property capital investment.
As of September 30, 2024, our Same Store segment included 69 apartment communities with 24,272 apartment homes and our Other Real Estate segment included 8 apartment communities with 3,118 apartment homes.
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

Please see Note 13 to the condensed consolidated financial statements included in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended		Historical Change
(dollars in thousands)	September 30, 2024	September 30, 2023	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$171,672	$167,360	$4,312	2.6%
Other Real Estate	21,382	13,824	7,558	nm
Total	193,054	181,184	11,870	6.6%
Property operating expenses, net of utility reimbursements:
Same Store	47,224	43,534	3,690	8.5%
Other Real Estate	7,373	4,941	2,432	nm
Total	54,597	48,475	6,122	12.6%
Proportionate property net operating income:
Same Store	124,448	123,826	622	0.5%
Other Real Estate	14,009	8,883	5,126	nm
Total	$138,457	$132,709	$5,748	4.3%
For the three months ended September 30, 2024, compared to 2023, our Same Store proportionate property NOI increased by 0.5%. This increase was attributable primarily to a 2.1% increase in residential rates and a 30 basis points increase in Average Daily Occupancy ("ADO"), resulting in a $4.3 million, or 2.6%, increase in rental and other property revenues. Additionally, we incurred higher property operating expenses primarily due to unfavorable tax assessments in the Miami market as compared to 2023. Controllable operating expenses remained relatively flat, increasing 40 basis points as compared to 2023.
Other Real Estate proportionate property NOI for the three months ended September 30, 2024, compared to 2023, increased by $5.1 million, due primarily to the earn-in of three properties acquired in the third quarter of 2023, and two properties acquired in 2024.

	Nine Months Ended		Historical Change
(dollars in thousands)	September 30, 2024	September 30, 2023	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$511,432	$493,336	$18,096	3.7%
Other Real Estate	58,341	38,601	19,740	nm
Total	569,773	531,937	37,836	7.1%
Property operating expenses, net of utility reimbursements:
Same Store	135,543	131,145	4,398	3.4%
Other Real Estate	20,725	14,047	6,678	nm
Total	156,268	145,192	11,076	7.6%
Proportionate property net operating income:
Same Store	375,889	362,191	13,698	3.8%
Other Real Estate	37,616	24,554	13,062	nm
Total	$413,505	$386,745	$26,760	6.9%
For the nine months ended September 30, 2024, compared to 2023, our Same Store proportionate property NOI increased by 3.8%. This increase was attributable primarily to a 2.9% increase in residential rates and a 60 basis points increase in ADO, resulting in a $18.1 million, or 3.7%, increase in rental and other property revenues. Additionally, we incurred higher property operating expenses primarily due to unfavorable tax assessments in the Miami market as compared to 2023. Controllable operating expenses remained relatively flat, increasing 50 basis points as compared to 2023.

Other Real Estate proportionate property NOI for the nine months ended September 30, 2024, compared to 2023, increased by $13.1 million, due primarily to the earn-in of three properties acquired in the third quarter of 2023, and two properties acquired in 2024.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.
For the three months ended September 30, 2024, compared to 2023, non-segment real estate operations decreased by $1.7 million due primarily to an increase in casualty losses related to Hurricane Helene, partially offset by an increase in property management revenue due to the increase in apartment communities held by joint venture partners.
For the nine months ended September 30, 2024, compared to 2023, non-segment real estate operations were relatively flat.
General and administrative expenses
For the three months ended September 30, 2024, compared to 2023, general and administrative expenses remained relatively flat.
For the nine months ended September 30, 2024, compared to 2023, general and administrative expenses increased by $7.2 million due primarily to timing of incentive compensation.
Other expenses, net
Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.
For the three and nine months ended September 30, 2024, compared to 2023, other expenses, net increased by $45.0 million and $53.6 million, respectively, due primarily to the write-off of costs associated with pre-development, development, and redevelopment projects, increased separation costs and the acceleration of share-based compensation expense due to the departure of certain executives, a reduction in short duration income due to the sale of our New England and New York portfolios in 2023, an increase in non-recurring costs related to a business transformation project, and certain one-time legal matters.
Interest income
For the three and nine months ended September 30, 2024, compared to 2023, interest income increased by $2.0 million and $2.9 million, respectively, due primarily to higher cash on hand invested in short-term liquid investments.
Interest expense
For the three and nine months ended September 30, 2024, compared to 2023, interest expense increased by $71.7 million and $64.5 million, respectively, due primarily to a $2.2 billion increase in the average debt outstanding during the period and a 170 basis point increase in the weighted-average interest rates; offset partially by the acceleration of the reclassification of unrealized gain on derivative assets into interest expense.
Loss on extinguishment of debt
For the three and nine months ended September 30, 2024, compared to 2023, loss on extinguishment of debt increased by $8.6 million and $34.9 million, respectively, due primarily to unamortized discounts, related expenses and fees, and prepayment penalties associated with the termination of debt instruments during the second and third quarter of 2024.
Gain on dispositions and impairments of real estate

During the three and nine months ended September 30, 2024, we recognized a gain of $— million and a gain of $3.3 million, respectively, due primarily to the contribution of one property to the Core JV in 2024.
During the three and nine months ended September 30, 2023, we recognized a gain of $692.9 million and $675.5 million, respectively, due primarily to the gain associated with the sale of a partial interest in 10 properties in connection with the Core JV.
(Loss) gain on derivative instruments, net
During the three and nine months ended September 30, 2024, we recognized $51.0 million and $36.2 million of losses, respectively, due primarily to the mark-to-market adjustment of certain derivative instruments.
During the three and nine months ended September 30, 2023, we recognized $14.1 million and $23.3 million of gains, respectively, due primarily to the mark-to-market adjustment of certain derivative instruments and the cancellation of certain interest swaps and treasury locks during the period.
Loss from unconsolidated real estate partnerships
For the three months ended September 30, 2024, compared to 2023, loss from unconsolidated real estate partnerships decreased $5.1 million due to an increase in NOI from our unconsolidated joint ventures and a reduction in amortization expense of intangible assets.
For the nine months ended September 30, 2024, compared to 2023, loss from unconsolidated real estate partnerships increased $2.1 million primarily due to a full period of operating activity at 12 apartment communities included in the Core JV and Value-Add JV, which includes higher depreciation and amortization expense related to the fair value contributed, compared to a partial period of operating activity in the prior year.
Merger-related costs
For the three and nine months ended September 30, 2024, we recorded $1.1 million and $169.0 million of merger-related costs, primarily consisting of regulatory, advisory, legal, consulting, banking services, loan assumption fees, and the acceleration of share-based compensation related to the cancellation of the stock options and restricted stock awards incurred in connection with the Merger.
Net Asset Value
On June 28, 2024, the General Partner adopted a valuation policy (the “Valuation Policy”) regarding the determination of the Net Asset Value (“NAV”) of the common OP Unit. The Valuation Policy was furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024. The Valuation Policy sets out the methodology to be used in calculating the net asset value of the common OP Units and provides for the determination of NAV on a quarterly basis.
The NAV of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate.
During the quarter ended September 30, 2024, the NAV of the common OP Units for purposes of redemption, as adjusted for a special distribution, was $25.62. As of September 30, 2024, the NAV of the common OP Units for purposes of redemption was determined to be $25.69 per common OP Unit, which will be the basis for the NAV through the quarter ending December 31, 2024, adjusted for any distributions or material changes.
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
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of September 30, 2024, our cash and cash equivalents was $668.6 million.
In the third quarter of 2024, we placed non-recourse variable-rate and fixed-rate property debt totaling $4.5 billion. The net proceeds from these financing transactions were used to repay previously existing debt totaling $3.1 billion and to fund a special distribution on August 1, 2024 of $892.0 million to OP unitholders. See Note 6 of the condensed consolidated financial statements, included in Item 1, for discussion regarding debt transactions occurring during 2024.
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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 5.3 years as of September 30, 2024, inclusive of extension options, with a weighted-average interest rate of 6.1%.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the nine months ended September 30, 2024, net cash provided by operating activities was $65.0 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the nine months ended September 30, 2024, decreased by $236.8 million compared to the same period in 2023, due primarily to merger-related costs incurred in connection with the Merger, higher cash paid for interest due to higher average debt balances and higher average rates during the period, and the contribution of apartment communities to two unconsolidated joint ventures throughout the second and third quarters of 2023.
Investing Activities
For the nine months ended September 30, 2024, our net cash used in investing activities of $346.9 million consisted primarily of purchases of real estate and capital expenditures.
For the nine months ended September 30, 2023, our net cash used in investing activities of $270.0 million consisted primarily of purchases of real estate and capital expenditures, offset partially by proceeds from dispositions of real estate and distributions from unconsolidated real estate partnerships.

Capital additions totaled $118.3 million and $128.4 million during the nine months ended September 30, 2024 and 2023, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
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
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Capital Replacements	$26,581	$24,605
Capital Enhancements	50,266	65,244
Initial Capital Expenditures	34,582	32,620
Casualty	5,758	5,036
Other	1,086	869
Total capital additions	$118,273	$128,374
Plus: additions related to apartment communities sold and held for sale	—	12,674
Consolidated capital additions	$118,273	$141,048
Plus: net change in accrued capital spending	(7,619)	(193)
Total capital expenditures per condensed consolidated statements of cash flows	$110,654	$140,855
For the nine months ended September 30, 2024 and 2023, we capitalized $10.2 million and $12.7 million of indirect costs, respectively.
Financing Activities
Net cash provided by financing activities of $833.0 million for the nine months ended September 30, 2024 consisted primarily of proceeds from non-recourse property debt, offset partially by merger-related distributions and the repayment of multiple debt instruments. Net cash used in financing activities of $199.0 million for the nine months ended September 30, 2023 consisted primarily of net repayments of our revolving credit facility, the repayment of term loans, payment of dividends, and repurchases of AIR Common Stock and OP Units, offset partially by net proceeds from non-recourse property debt.
Future Capital Needs
We expect to fund any future acquisitions, debt maturities, and other capital spending principally with proceeds from apartment community sales, additional borrowings, operating cash flows, and funding from our General Partner and

Special Limited Partner. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next 12 months.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use working capital to fund short-term uses, with long-term uses expected to be financed by cash from operating activities, proceeds from apartment community sales, and long-term debt. We use derivative financial instruments, principally interest rate swaps, interest rate caps, and treasury rate locks, to reduce our exposure to interest rate risk. We closely monitor the credit quality of the institutions with which we transact.
As of September 30, 2024, on a consolidated basis, we had $2.2 billion of non-recourse fixed-rate property debt and $4.1 billion of non-recourse variable-rate property debt outstanding. As of September 30, 2024, we have $3.0 billion of interest rate swap derivatives which reduce our total variable rate exposure by $3.0 billion, by fixing to a weighted-average interest rate of 6.5%. Additionally, we have net $1.1 billion of interest rate caps, which economically cap our variable interest rate exposure on the remaining $1.1 billion of variable-rate debt at a weighted-average rate of 6.7%. As of September 30, 2024, the capped rate on our interest rate caps is below the prevailing market rate.
After consideration of our interest rate swap derivatives and our interest rate caps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would not increase our interest expense on an annual basis and would decrease interest expense by $4.6 million on an annual basis.
As of September 30, 2024, we have $675 million of speculative interest rate swap derivatives. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease gain (loss) on derivative instruments, net by $6.8 million on an annual basis.
As of September 30, 2024, we had $668.6 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
After consideration of the interest rate swaps and interest rate caps derivatives described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would decrease net (loss) income by $12.2 million and increase net (loss) income by $16.8 million, respectively, on an annual basis.
We estimate the fair value of debt instruments as described in Note 10 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $6.1 billion as of September 30, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The AIR Operating Partnership’s management, with the participation of our co-principal executive officers and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our co-principal executive officers and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
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
As of September 30, 2024, we had approximately $4.1 billion of variable-rate indebtedness outstanding before consideration of floating-to-fixed-rate interest rate swaps and interest rate cap derivatives. After consideration of these derivatives, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $— million or $4.6 million, net, on an annual basis, respectively.
As of September 30, 2024, we had $668.6 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
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
•Underwriting and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies/entities of Blackstone vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies/entities, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our unitholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue nor repurchase any unregistered OP units during the three months ended September 30, 2024.
Repurchases of Equity Securities
The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. Prior to the Merger, common OP Units that were being redeemed could instead, at our election, be redeemed for shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). In accordance with the Amendment No. 1 to the Partnership Agreement, which was adopted on June 25, 2024, following the closing of the Merger, the AIR Operating Partnership will pay only cash to those holders of units in the AIR Operating Partnership who elect to redeem their units in accordance with the terms of the Partnership Agreement (and will not exercise its right to pay for such redeemed units in the AIR Operating Partnership in shares of AIR’s common stock).
The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash during the three months ended September 30, 2024:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
July 1 – July 31, 2024	650,233	$31.35	N/A	N/A
August 1 – August 31, 2024	108,318	$25.68	N/A	N/A
September 1 – September 30, 2024	32,061	$25.60	N/A	N/A
Total	790,612	$30.34
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
Distribution Payments
On August 1, 2024, and in connection with the CMBS 1 Loan, AIR Operating Partnership paid a special cash distribution in an aggregate amount of $892.0 million to holders of record of common OP Units and LTIP units as of the close of business on July 31, 2024, representing a distribution of $5.80 per common OP Unit.
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

2.1
Agreement and Plan of Merger, dated as of April 7, 2024, by and among Apartment Income REIT Corp., Apex Purchaser LLC, Aries Purchaser LLC, Astro Purchaser LLC and Astro Merger Sub Inc. (Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 8, 2024 is incorporated herein by this reference)

3.1
Amendment to Certificate of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

3.2	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Quarterly Report on Form 10-Q dated May 4, 2022 is incorporated herein by this reference)

3.3
Amendment No. 1 To The Seventh Amended And Restated Agreement Of Limited Partnership Of Apartment Income REIT, L.P., Dated June 25, 2024 (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2024 is incorporated herein by this reference)

3.4
Amendment No. 2 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

10.1
Loan Agreement, dated as of July 26, 2024, among Wells Fargo Bank, National Association, Morgan Stanley Mortgage Capital Holdings LLC, Société Générale Financial Corporation, Bank of Montreal, JPMorgan Chase Bank, National Association, Barclays Capital Real Estate Inc., Goldman Sachs Bank USA, Bank of America, N.A., and German American Capital Corporation, collectively, as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 1, 2024 is incorporated herein by this reference)

10.2
Loan Agreement, dated as of September 18, 2024, among Wells Fargo Bank, National Association, Morgan Stanley Mortgage Capital Holdings LLC, Société Générale Financial Corporation, Bank of Montreal, JPMorgan Chase Bank, National Association, Barclays Capital Real Estate Inc., Goldman Sachs Bank USA, Bank of America, N.A., and German American Capital Corporation, collectively, as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 20, 2024 is incorporated herein by this reference)

10.3
Separation Agreement, dated as of October 2, 2024, by and among Terry Considine, Apartment Income REIT, L.P. and Apartment Income REIT LLC (Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 8, 2024 is incorporated herein by this reference)

10.4
Separation Agreement and General Release, dated as of October 8, 2024, by and among Joshua Minix, Apartment Income REIT, L.P. and Apartment Income REIT LLC (Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 8, 2024 is incorporated herein by this reference)

10.5
Offer Letter, effective as of October 18, 2024, by and between Lisa Cohn and Apartment Income REIT, L.P. (Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 24, 2024 is incorporated herein by this reference)

10.6
Offer Letter, effective as of October 18, 2024, by and between Keith Kimmel and Apartment Income REIT, L.P. (Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 24, 2024 is incorporated herein by this reference)

31.1	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Co-Principal Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101
The following materials from the AIR Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive (loss) income; (iv) condensed consolidated statements of partners’ (deficit) capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
(Principal Accounting Officer)
Date: November 8, 2024