Form 10-K
period 2024-12-31
Apartment Income REIT, L.P.
filed 2025-03-19
CIK 926660

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to
Commission file number 0-24497
APARTMENT INCOME REIT, L.P.
(Exact name of registrant as specified in its charter)

Delaware	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue
New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 583-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Not Applicable	Not Applicable	Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Partnership Common Units
(title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 10, 2025, the registrant had 1,579 holders of record of common OP Units outstanding.
_________________________________________________________________________________
Documents Incorporated by Reference
None.

Table of Content
EXPLANATORY NOTE
On June 28, 2024, Apartment Income REIT Corp., a Maryland corporation (“AIR”), completed the previously announced transactions contemplated by that certain Agreement and Plan of Merger, dated as of April 7, 2024 (the “Merger Agreement”), by and among AIR, Apex Purchaser LLC, a Delaware limited liability company (“Buyer 1”), Aries Purchaser LLC, a Delaware limited liability company (“Buyer 2”), Astro Purchaser LLC, a Delaware limited liability company (“Buyer 3” and, together with Buyer 1 and Buyer 2, collectively, the “Parent Entities”), and Astro Merger Sub, Inc., a Maryland corporation and a wholly owned subsidiary of the Parent Entities (“Merger Sub” and, together with the Parent Entities, the “Parent Parties”). The Parent Parties are affiliates of Blackstone Real Estate Partners X L.P., which is an affiliate of Blackstone Inc. (“Blackstone”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into AIR (the “Merger”) at the closing (the “Closing”) of the Merger, with AIR surviving, and the separate existence of Merger Sub ceased. As a result of the Merger and the related transactions, AIR became a subsidiary of the Parent Entities.
Effective as of July 1, 2024, AIR converted from a Maryland corporation to a Delaware limited liability company (the “Company Conversion”) with the name “Apartment Income REIT LLC” and continues to be managed by a Board of Directors.
In connection with the Company Conversion, certain subsidiaries of AIR were also converted to limited liability companies, including the general partner of Apartment Income REIT, L.P. (“AIR Operating Partnership” or “Operating Partnership”), which converted from a Delaware corporation to a Delaware limited liability company with the name “AIR-GP LLC” (the “General Partner”). As a result of such conversion, the General Partner is now managed by its sole member rather than a board. In turn, that sole member is managed by its sole member, AIR, under the direction of AIR’s Board of Directors, which effectively serves the function as our Board of Directors.
Prior to the Closing, AIR and AIR Operating Partnership jointly filed periodic and annual reports. In connection with the completion of the Merger, trading of AIR Common Stock on the New York Stock Exchange was suspended prior to the opening of trading on June 28, 2024, and on July 8, 2024, AIR terminated the registration of shares of its Common Stock under Section 12(g) of the Exchange Act and suspended its reporting obligations under Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to shares of its Common Stock. The AIR Operating Partnership, however, remains required to file annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act as a result of the number of holders of common OP Units. The Operating Partnership will not be eligible to cease its public reporting unless it has fewer than 300 holders of its common OP Units. As of December 31, 2024, there were 1,590 holders of record of common OP Units.
AIR Operating Partnership’s consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to the AIR Operating Partnership, and its consolidated subsidiaries, collectively.

Table of Content
APARTMENT INCOME REIT, L.P.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

Table of Content
FORWARD-LOOKING STATEMENTS
This Annual Report contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the payment of distributions in the future; our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding dispositions and the use of proceeds thereof; the availability and cost of debt; our ability to comply with debt covenants; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, and recession; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of AIR Operating Partnership to hire and retain key personnel; AIR Operating Partnership's ability to maintain current or meet projected occupancy, rental rate, and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR Operating Partnership; risks associated with the Merger; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties are described in the section entitled “Risk Factors” described in Item 1A of this Annual Report and subsequent filings with the SEC.
The forward-looking statements relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this annual report that could cause actual results to differ. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect AIR Operating Partnership.

Table of Content
PART I
ITEM 1. BUSINESS
The Company
The AIR Operating Partnership is focused on the ownership and operation of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego. Please refer to Note 14 to the consolidated financial statements in Item 8 for discussion regarding our segments.
On June 28, 2024, AIR completed the Merger with the Parent Parties as discussed and defined in detail within Note 3 to the consolidated financial statements included in Item 8. As a result of the Merger, the Parent Parties control the General Partner and Special Limited Partner of the AIR Operating Partnership. Additionally, all stock options and restricted stock awards outstanding, whether vested or unvested, were cancelled and converted into the right to receive cash. Also in connection with the Merger, all shares of Class A preferred stock outstanding were redeemed by AIR resulting in the cancellation of the mirrored preferred units at the AIR Operating Partnership. The remaining issued and outstanding equity interests of the AIR Operating Partnership, including common OP Units, preferred OP units, and LTIP units were unaffected by the Merger and continue to have the rights and privileges set forth in the partnership agreement (as amended, the "Partnership Agreement"). OP Units and preferred OP units can be repurchased or redeemed and LTIP units can be converted as set forth in the Partnership Agreement.
Business Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of December 31, 2024, our portfolio included 77 apartment communities with 27,395 apartment homes.
Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance, and a focus on our customers. These values and our corporate mission, “to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care,” shape our culture. In all of our interactions with residents, teammates, business partners, lenders, and partners, we aim to be the best owner and operator of apartment communities, inspired by a talented team committed to exceptional customer service, strong financial performance, and outstanding corporate citizenship.
We seek to improve our property operations through application of the AIR Edge. We seek teams that are more cohesive, better compensated, and more productive. We seek customers that make better neighbors and stay longer. Our high customer retention is driven by delivering world-class customer service; taking advantage of real-time analytics and artificial intelligence; increasing automation; centralizing operational tasks where efficient to do so; standardizing business processes, and operational measurements; and enhancing financial controls over field operations.
Competition
In attracting and retaining residents to occupy our apartment communities, we compete with numerous other housing providers. Our apartment communities compete directly with other rental apartments, as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community, and the quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our apartment communities and on the rents we charge. In certain markets, there exists a high supply of newly-constructed apartment homes, single-family homes, and condominiums relative to consumer demand, which affects the pricing and occupancy of our rental apartments. See Item 1A, Risk Factors, for additional information with respect to competition.
Taxation
The AIR Operating Partnership is treated as a partnership for United States federal income tax purposes and is not subject to United States federal income taxation. The state and local tax laws may not conform to the United States federal income tax treatment, and the Operating Partnership may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net (loss) income.

Table of Content
Partners in the AIR Operating Partnership, however, are subject to tax on their allocable share of partnership income, gains, losses, deductions, and credits, regardless of whether the partners receive any actual distributions of cash or other property from the AIR Operating Partnership during the taxable year. Generally, the characterization of any particular item is determined by the AIR Operating Partnership rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the Partnership Agreement.
Certain of our operations, or a portion thereof, including certain property management and risk management activities, are conducted through taxable real estate investment trust (“REIT”) subsidiaries, which are subsidiaries of the AIR Operating Partnership, and each of which we refer to as a “TRS.” A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT.
Regulation
General
Apartment communities and their owners are subject to various laws, ordinances, and regulations. Existing rent control laws, as well as future enactment of rent control or rent stabilization laws, “just cause” evictions, or other laws regulating multi-family housing (such as resident screening requirements or limitations on fees) may reduce rental revenue, increase operating and compliance costs, require modification of resident screening requirements, or affect the stability of our communities. In addition, apartment communities and their owners are subject to numerous other requirements, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net (loss) income and cash flows from operating activities.
Environmental
Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present at an apartment community. These materials may include lead-based paint, asbestos, and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation, and management of apartment communities, we could potentially be liable for environmental liabilities or costs associated with our current communities, communities we acquire or manage in the future, or communities we previously owned or operated in the past. These and other risks related to environmental matters are described in more detail in Item 1A, Risk Factors.
Insurance
Our primary lines of insurance coverage are property, general liability, workers’ compensation, business interruption, pollution, and cybersecurity. We believe that our insurance coverages adequately insure our apartment communities against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism, and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions, and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling, and litigation management procedures to manage our exposure.
Corporate Responsibility
Corporate responsibility is a longstanding AIR Operating Partnership priority and a key part of our culture. We offer benefits reinforcing our value of respect and caring for each other, including an opportunity to manage one’s life through flexible work schedules, paid time for parental leave, retirement plans for all, financial support for our teammates who are becoming United States citizens, and a bonus structure at all levels of the organization. We also pay full compensation and benefits for teammates who are actively deployed by the United States military.
We are committed to transparency, and continuous improvement, as measured by Global Real Estate Sustainability Benchmark (“GRESB”). We received a score of 87 out of 100 in 2024, second among our peers and 17 out of 145 among residential entities in the Americas. We received a 100% score for reporting, stakeholder engagement, and sustainable building certifications, a perfect social score, and a four out of five-star GRESB rating for overall management and performance. In addition, we received an "A" for public disclosure or a 93 out of 100.
Human Capital
We strive to provide a great place to work for teammates. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success.
Our focus on our team and culture is widely recognized. We have received the following awards:
•2024 Top Workplaces USA Award for the third consecutive year,
•2024 Top Workplace Culture Excellence Award for Purpose & Values, Work-Life Flexibility, Compensations & Benefits, Innovation, Leadership, Women-Led, Professional Development, Employee Well-Being, and Employee Appreciation for the second consecutive year,
•2024 Top Workplace in Colorado (by the Denver Post), an 11-time winner,
•2024 Top Workplace in Philadelphia (by The Philadelphia Inquirer) for the second consecutive year,
•2024 Top Workplace in South Florida (by the Sun Sentinel) for the second consecutive year,
•2024 Top Workplace in Los Angeles (greater Los Angeles County),
•Built in 2024 Best Places to Work in Colorado, Los Angeles, Miami, and Washington, D.C
Approximately 64% of all open manager level positions were filled internally in 2024, and approximately 43% of all open positions were filled internally. We provide both formal and informal training and coaching for teammates at every level of the organization. In 2024, 62% of our teammates voluntarily took part in our leadership and professional development training.
As of December 31, 2024, we had approximately 790 teammates, of whom approximately 660 were at the apartment community level performing on-site functions, with the remainder performing off-site functions. As of December 31, 2024, unions represented approximately 27 of our teammates. We have never experienced a work stoppage and we believe we maintain satisfactory relations with our teammates.
Available Information
Our Annual Reports on Form 10-K, the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to any of those reports that are filed with the Securities and Exchange Commission are available free of charge through our website at www.aircommunities.com and the SEC’s website at www.sec.gov. The information contained on our website is not incorporated into this Annual Report.
ITEM 1A. RISK FACTORS
The risk factors noted in this section, and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
Risks Related to Our Business
Failure to generate sufficient net operating income may adversely affect our liquidity or limit our ability to fund necessary capital expenditures.
Our net operating income and liquidity may be adversely affected by events or conditions beyond our control, including:
•the general economic climate, including the impact of international hostilities and unrest;
•an inflationary environment in which the costs to operate and maintain our communities increase at a rate greater than our ability to increase rents, which we can only do upon renewal of existing leases or at the inception of new leases;
•competition from other apartment communities and other housing options;

Table of Content
•local conditions, such as loss of jobs, unemployment rates, recession, or an increase in the supply of apartments, which might adversely affect apartment occupancy or rental rates;
•changes in governmental regulations and the related cost of compliance;
•changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and
•changes in interest rates and the availability of financing.
Our ability to fund necessary capital expenditures on our communities depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect their net operating income and long-term value.
Competition could limit our ability to lease apartment homes or increase or maintain rents.
Our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums, and single-family homes for sale. Competitive residential housing, as well as household formation and job creation in a particular area, could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.
We may experience various increased costs, including increased property taxes.
Real property taxes on our properties may increase as our properties are reassessed by tax assessors or as property tax rates change. A California law commonly referred to as Proposition 13 (“Prop 13”) limits annual real estate tax assessment increases on California properties to 2% of assessed value while guaranteeing a base tax rate of 1%. However, under Prop 13, property tax reassessment at market value occurs as a result of a "change in ownership" of a property. Additionally, the base tax rate of 1% for all taxing authorities guaranteed under Prop 13 does not include additional property tax levies for approved voter indebtedness or non-ad valorem tax increases. Various initiatives to repeal or amend Prop 13, to eliminate its application to commercial and residential property, to increase the permitted annual real estate tax increases, and/or to introduce split tax roll legislation could increase the assessed value and/or tax rates applicable to commercial property in California. Further, changes in U.S. federal tax law could cause state and local governments to alter their taxation of real property.
Rent control laws and other regulations that limit our ability to select residents, increase rental rates or limit our ability to evict residents to limited circumstances may negatively impact our rental income and profitability.
State and local governmental agencies continue to introduce and enact rent control laws or other regulations that limit our ability to select residents, increase rental rates, or limit our ability to evict residents (known as “just cause” evictions), which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected. In addition, resident selection is a key component of our operating model – selecting for residents who pay rent and rent increases, stay with us longer, and make good neighbors. Certain jurisdictions limit our ability to consider the rental history, credit history, eviction history, and criminal backgrounds of potential residents. We intend to comply with resident screening laws that apply to our communities, and our failure to comply could harm our business or our reputation.
Although we are insured for certain risks, the cost of insurance, increased claims activity, or losses resulting from casualty events may affect our financial condition and results of operations.
The availability and cost of insurance are determined by the quality of our properties and their maintenance and our operating procedures, as well as by market conditions outside our control. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may prefer to retain a larger portion of the potential loss associated with our exposures to risks. We are insured for a portion of our consolidated apartment communities’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils, which insurance is subject to deductibles and self-insurance retention that exceed expected losses. We recognize casualty losses or gains based on the net book value of the affected apartment community and the amount of any related insurance proceeds. In many instances, the actual cost to repair or

Table of Content
replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our teammate health insurance plans, workers’ compensation coverage, and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks.
Investments through joint ventures introduce governance risks even where the business of the joint venture adds no further business risks.
We have in the past contributed or sold properties to joint ventures with other persons or entities when we believe circumstances warrant the use of such structures.
These investments involve risks including, but not limited to, the possibility the other partners may have business, economic, or other objectives which are inconsistent with ours. In addition, the other partners may have the ability to take or force action (or withhold consent that may be required to take actions) contrary to our requests. In general, we structure such agreements with our partners so that we have full authority to use our expertise to make operating decisions.
Also, our partners might become insolvent or fail to make capital contributions when due, which may require us to contribute additional capital. In such event, the additional capital contributed is most often on favorable terms. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income. Each joint venture agreement is individually negotiated and our ability to operate, finance, or dispose of properties and interests in such joint ventures in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement. We are also subject to other risks in connection with joint ventures, including (i) a deadlock if we and our partner are unable to agree upon certain major and other decisions (which could result in litigation or disposing of an asset at a time at which we otherwise would not sell the asset), and (ii) limitations on our ability to liquidate our position in the joint venture without the consent of the other partner.
Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.
Information technology, communication networks, and related systems are essential to the operation of our business. We use these systems to manage our resident and vendor relationships, internal communications, accounting and record-keeping systems, and many other key aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks.
Despite system redundancy, risk transfer, insurance, indemnification, the implementation of security measures, our required teammate awareness training, and the existence of a disaster recovery plan for our internal information technology systems, our systems, and systems maintained by third-party vendors with which we do business, are vulnerable to damage from any number of sources. We face risks associated with energy blackouts, natural disasters, terrorism, war, telecommunication failures, and cyberattacks and intrusions, such as computer viruses, malware, attachments to emails, intrusion, and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. We expend financial resources to protect against threats and cyberattacks and may be required to expend additional financial and other resources to address disruptions caused by cyberattacks. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary, or commercially sensitive in nature), and a loss of confidence in our security measures, which could harm our business.

Table of Content
Additionally, if our information systems suffer severe damage, disruption or shutdown, we could experience delays in our financial results and we may lose revenue as a result of our inability to collect payments from residents.
We also are subject to laws, rules, and regulations in the United States, such as the California Consumer Protection Act, or CCPA , relating to the collection, use, and security of employee and other data. Evolving compliance and operational requirements under the CCPA and the privacy and data security laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time. Our failure to comply with laws, rules, and regulations related to privacy and data protection could harm our business or reputation.
Potential liability or other expenditures associated with potential environmental contamination may be costly.
Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include petroleum-based fuels, lead-based paint, or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources, and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur, or personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.
Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.
Under the Americans with Disabilities Act of 1990 (“ADA”), all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (“FHAA”) requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those apartment communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other federal, state, and local laws may require structural modifications to our apartment communities or changes in policy/practice or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with legal requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA, the Rehabilitation Act of 1973, and related state and local legal requirements in connection with the ongoing operation of our apartment communities and the apartment communities we manage.
Natural disasters and severe weather may affect our financial condition and results of operations.
Natural disasters such as earthquakes and severe weather such as hurricanes may result in significant damage to our apartment communities. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant adverse effect on our financial condition and results of operations. We cannot accurately predict natural disasters or severe weather, or the number and type of such events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. Although we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from natural disasters or severe weather in the future that exceed our previous experience and assumptions.
We depend on our senior management.
Our success and our ability to implement and manage anticipated future growth depend, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational activities. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, which could adversely affect our financial condition, results of operations, and cash flow.

Table of Content
Moisture infiltration and resulting mold remediation may be costly.
Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our apartment communities, it is not unusual for periodic moisture intrusion to cause mold in isolated locations within an apartment community. We have implemented policies, procedures, and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our apartment communities and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure.
Adverse economic and geopolitical conditions, local, regional, national, or international health crises and dislocations in the credit markets could negatively impact our residents and our operations.
Factors that could negatively impact our operations or those of entities in which we hold a partial interest during a pandemic or another health crisis, adverse economic or geopolitical event, or dislocation in the credit market include:
•our ability to raise rents or collect rents and late fees on a timely basis or at all, without reductions or other concessions;
•our ability to evict residents for non-payment and for other reasons;
•our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•fluctuations in regional and local economies, local real estate conditions, and rental rates;
•our ability to control incremental costs associated with such factors;
•our ability to dispose of communities at all or on terms favorable to us; and
•potential litigation.
In addition, the recent political shifts could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration in a variety of areas which may result in wide-ranging and unpredictable macroeconomic effects that impact our business.
Risks Related to Our Indebtedness and Financing
Increases in interest rates would increase our interest expense and reduce our profitability.
As of December 31, 2024, we had approximately $4.1 billion of variable-rate indebtedness outstanding, before consideration of floating-to-fixed-rate interest rate swaps and interest rate cap derivatives. After consideration of these derivatives, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $1.2 million or $11.5 million, respectively, on an annual basis.
As of December 31, 2024, we had $644.5 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
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

Table of Content
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
We may decide to increase our leverage. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the issuance, or placement, of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.
Risks Related to Our Organization and Structure
We are controlled by Blackstone and its interests may conflict with ours or yours in the future.
Following the Merger, affiliates of Blackstone control the General Partner and AIR Operating Partnership is a subsidiary of the Parent Entities. Accordingly, Blackstone has significant influence with respect to our management, business plans and policies, including the election and removal of AIR's officers and directors. Blackstone and its affiliates engage in a broad spectrum of activities, including investments in real estate generally. In the ordinary course of their business activities, Blackstone and its affiliates may engage in activities where their interests conflict with our interests or those of our common unitholders. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Blackstone may have an

Table of Content
interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
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
We are subject to conflicts of interest arising out of our relationship with Blackstone, including the General Partner and its affiliates. Certain Blackstone employees serve on AIR's Board of Directors. If any matter arises that Blackstone determines in its good faith judgment constitutes an actual and material conflict of interest, Blackstone and relevant affiliates will take the actions they determine appropriate to mitigate the conflict. There is no guarantee that the policies and procedures adopted by us, or the policies and procedures adopted by Blackstone and its affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest in a way that is favorable to us, which could result in increased costs to our unitholders. Some examples of conflicts of interest that may arise by virtue of our relationship with Blackstone include:
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

Table of Content
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

Table of Content
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
•Material Non-Public Information. We, directly or through Blackstone, the General Partner or certain of their respective affiliates may come into possession of material non-public information. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we may not have access to material non-public information in the possession of Blackstone which might be relevant to an investment decision to be made by the General Partner on our behalf, and the General Partner may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, the General Partner may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.
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

Table of Content
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
The General Partner has discretion to determine whether a Material Event (as defined in our Valuation Policy) has occurred, and whether and in what amount to make adjustments to the Value of a REIT Share (as defined in our Valuation Policy), prior to the end of the then-current calendar quarter.
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
The General Partner calculates NAV by valuing our properties quarterly, based on current material market data and other information deemed relevant, with review for reasonableness each quarter by an independent valuation advisor. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in certain circumstances. Concurrent with the appraisal process, the General Partner will value each property and, taking into account the appraisal, among other factors, will determine the appropriate valuation within the range provided by the independent third-party appraisal firm.
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

Table of Content
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

Table of Content
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

Table of Content
•the NAV per Common OP Unit would equate to a market price of an open-ended real estate fund.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The AIR Operating Partnership takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. We regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests those systems according to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall approach to enterprise risk management. To protect its information systems from cybersecurity threats, We use various security tools that help it identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our cybersecurity program is designed to align with the National Institute of Technology Standards Cybersecurity Framework 2.0, which provides a structured approach for governing, assessing, identifying, and managing material risks from cybersecurity threats.
The AIR Operating Partnership’s technology team, under the leadership of our Senior Vice President of Technology and Chief Technology Officer, who has over 30 years of technology management experience, defines an annual work plan designed to maintain strong cybersecurity maturity, set improvement objectives of key controls and systems, including feedback from third-party assessments, and identify and implement on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of our annual planning, management conducts regular tabletop testing of our incident response plan to increase awareness, establish key decision-making criteria, ensure effective communication among key stakeholders, and comply with our disclosure obligations. We also partner with third-party experts to assess the effectiveness of our cybersecurity prevention and response systems and processes (e.g., periodic penetration testing and assessments of IT general controls). We also engage vendors to enhance cybersecurity safeguards and improve incident response and updates or replaces systems and applications as appropriate to improve data processing and storage management and enhance security. To further protect our information systems, we structure and monitor our relationships with third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us and we believe are not reasonably likely to have a material adverse effect on us, including its business strategy, results of operations, or financial condition. For additional information on cybersecurity risks and potential related impacts on AIR Operating Partnership, refer to “Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.” in Part I, Item 1A, Risk Factors.
Governance
Our Senior Vice President of Technology and Chief Technology Officer, in coordination with other members of AIR Operating Partnership’s management, is responsible for leading the assessment and management of cybersecurity threats. AIR Operating Partnership has implemented a governance program for its cybersecurity efforts. This includes regularly updating privacy notices, terms of use, and lease documents, as well as identifying responsible teammates to facilitate the implementation of cybersecurity priorities. These teammates report regularly to senior management on risk identification, safeguards, and mitigation steps. AIR Operating Partnership has developed and implemented policies to identify and mitigate cybersecurity risks and provides training to teammates at onboarding and annually thereafter. Updates are communicated to all teammates, and actionable guidance is provided when new risks arise. Our Board of Directors (i.e., the Board of Directors of AIR, with AIR as the sole member of the sole member of the General Partner) will receive updates on the AIR Operating Partnership’s cybersecurity profile risk assessment and technology environment and the broader technology landscape as and when appropriate.

Table of Content
ITEM 2. PROPERTIES
Additional information about our consolidated real estate, including property debt, is contained in “Schedule III – Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.
Our portfolio is diversified by both geography and price point, with a mix of urban and suburban submarkets, and consists of market rate apartment communities in which we own a substantial interest. Our portfolio includes garden style, mid-rise, and high-rise apartment communities located in 10 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States. The following table sets forth information on the apartment communities in our portfolio as of December 31, 2024:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership
Bay Area	8	2,077	73%
Boston	6	1,284	100%
Denver	8	2,280	87%
Los Angeles	9	3,815	78%
Miami	10	3,994	96%
Philadelphia	9	2,749	75%
San Diego	6	2,367	81%
Washington, D.C.	13	6,837	69%
Other markets	8	1,992	100%
Total portfolio (1)	77	27,395	81%
(1)Total portfolio represents the number of apartment communities in which we owned an equity interest.
As of December 31, 2024, on a consolidated basis, our apartment communities contained, on average, 356 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks, and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies, and patios.
As of December 31, 2024, on a consolidated basis, apartment communities in our portfolio were encumbered by, in aggregate, $6.3 billion of property debt with a weighted-average interest rate of 5.9% and a weighted-average maturity of 5.2 years. The apartment communities collateralizing this non-recourse property debt have an estimated aggregate fair value of $9.7 billion.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal matters included in Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to the matters referred to in Note 8, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Table of Content
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Interests in the AIR Operating Partnership that are held by limited partners are referred to as OP Units. OP Units include common partnership units (“common OP Units”) and partnership preferred units (“preferred OP Units”). There is no public market for OP Units, and we have no intention of listing them on any securities exchange. In addition, the Partnership Agreement restricts the transferability of OP Units.
On March 10, 2025, there were 156,183,610 common partnership units and equivalents outstanding (144,568,877 of which were held by the General Partner and Special Limited Partner) that were held by 1,579 unitholders of record.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2024, we did not issue any unregistered OP Units.
Repurchases of Equity Securities
The Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
October 1 – October 31, 2024	139,905	$25.62	N/A	N/A
November 1 – November 30, 2024	5,141	$25.69	N/A	N/A
December 1 – December 31, 2024	2,521	$25.69	N/A	N/A
Total	147,567	$25.62
(1)The terms of the Partnership Agreement do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, the AIR Operating Partnership has no publicly announced plans or programs of repurchase.
For additional information regarding the calculation of NAV, please refer to Management's Discussion And Analysis of Financial Condition and Results of Operations included in Item 7.
ITEM 6. RESERVED
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
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2024, compared to 2023, should be read in conjunction with the accompanying consolidated financial statements in Item 8. For discussion of the year ended December 31, 2023, compared to 2022, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Results of Operations for the Year Ended December 31, 2023, Compared to 2022” included in the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023.

Table of Content
Financial Highlights
Net income attributable to the AIR Operating Partnership's common unitholders per unit, on a dilutive basis, of $4.27 for the year ended December 31, 2023, decreased to a net loss of ($2.38) for the year ended December 31, 2024, due primarily to:
•Lower gains on dispositions of real estate;
•Merger-related costs incurred in the current year including transaction costs as well as loss on extinguishment of debt;
•Increased interest expense; partially offset by
•An increase in residential rents and ADO, as defined below.
Results of Operations for the Year Ended December 31, 2024, Compared to 2023
Property Operations
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2023, two properties acquired in 2024, and two properties undergoing planned property capital investment.
As of December 31, 2024, our Same Store segment included 69 apartment communities with 24,275 apartment homes and our Other Real Estate segment included 8 apartment communities with 3,120 apartment homes.
Proportionate Property Net Operating Income
Our proportionate share of financial information includes our share of unconsolidated real estate partnerships and excludes the noncontrolling interest partners’ share of consolidated real estate partnerships. We believe proportionate information benefits the users of our financial information by providing the amount of revenues, expenses, assets, liabilities, and other items attributable to our unitholders.
We use proportionate property NOI to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.
We do not include offsite costs associated with property management, casualty gains or losses, or the results of apartment communities sold or held for sale in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.
Please refer to Note 14 to the consolidated financial statements included in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

Table of Content

	Year Ended December 31,		Historical Change
(dollars in thousands)	2024	2023	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$683,735	$664,022	$19,713	3.0%
Other Real Estate	79,626	55,696	23,930	nm
Total	763,361	719,718	43,643	6.1%
Property operating expenses, net of utility reimbursements:
Same Store	178,483	171,610	6,873	4.0%
Other Real Estate	27,967	20,111	7,856	nm
Total	206,450	191,721	14,729	7.7%
Proportionate property net operating income:
Same Store	505,252	492,412	12,840	2.6%
Other Real Estate	51,659	35,585	16,074	nm
Total	$556,911	$527,997	$28,914	5.5%
For the year ended December 31, 2024, compared to 2023, our Same Store proportionate property NOI increased by 2.6%. This increase was attributable primarily to a 2.7% increase in residential rents, a 30 basis point increase in Average Daily Occupancy ("ADO"), resulting in a $19.7 million, or 3.0%, increase in rental and other property revenues. Property operating expenses increased primarily due to unfavorable tax assessments in the Miami market as compared to 2023.
Other Real Estate proportionate property NOI increased by $16.1 million for the year ended December 31, 2024, compared to 2023, due primarily to the earn-in of four properties acquired in 2023 and two properties acquired in 2024.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.
For the year ended December 31, 2024, compared to 2023, non-segment real estate operations were relatively flat.
General and Administrative Expenses
For the year ended December 31, 2024, compared to 2023, general and administrative expenses increased by $4.3 million, due primarily to a change in characterization of certain property management expenses. Property management and general and administrative costs, in aggregate, were relatively flat year over year.
Other Expenses, Net
Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, ground leases and certain non-recurring items.
For the year ended December 31, 2024, compared to 2023, other expenses, net, increased by $50.1 million, due primarily to the write-off of costs associated with pre-development, development, and redevelopment projects, increased separation costs, including the acceleration of share-based compensation expense due to the departure of certain executives.
Interest Income
For the year ended December 31, 2024, compared to 2023, interest income increased by $8.3 million, due primarily to higher cash on hand invested in short-term liquid investments.
Interest Expense
For the year ended December 31, 2024, compared to 2023, interest expense increased by $130.7 million, due primarily to a $2.7 billion increase in the average debt outstanding during the year and a 180 basis point increase in the weighted-average interest rates.

Table of Content
Loss on Extinguishment of Debt
For the year ended December 31, 2024, compared to 2023, loss on extinguishment of debt increased by $34.9 million, due primarily to costs incurred associated with the short-term bridge financing placed in the second quarter and repaid in the third quarter of 2024.
Gain on Dispositions and Impairments of Real Estate
During the year ended December 31, 2024, we recognized $4.0 million of gain on dispositions and impairments of real estate, net due primarily to the contribution of one property to the Core JV in 2024.
During the year ended December 31, 2023, we recognized $677.7 million of gain on dispositions of real estate and impairments of real estate, net due primarily to the gain associated with the sale of a partial interest in 10 properties in connection with the Core JV; offset partially by a non-cash impairment loss on real estate.
Gain on Derivative Instruments
During the year ended December 31, 2024, we recognized $11.2 million of gains due primarily to the mark-to-market valuation changes in interest rate swaps and interest rate caps, net during the period.
During the year ended December 31, 2023, we recognized $16.7 million of gains due primarily to the mark-to-market valuation changes in interest rate swaps and treasury locks during the period.
Loss from Unconsolidated Real Estate Partnerships
For the year ended December 31, 2024, loss from unconsolidated real estate partnerships decreased $12.6 million, compared to 2023 primarily due to an increase in NOI from our unconsolidated joint ventures and a reduction in amortization expense of intangible assets.
Merger-related costs
For the year ended December 31, 2024, we recorded $169.4 million of merger-related costs, primarily consisting of regulatory, advisory, legal, consulting, banking services, loan assumption fees, and the acceleration of share-based compensation related to the cancellation of the stock options and restricted stock awards incurred in connection with the Merger.
During the year ended December 31, 2023, we did not recognize any merger-related costs.
Income Tax Benefit (Expense)
Certain of our operations, or a portion thereof, including property management and risk management, are conducted through taxable REIT subsidiaries (“TRS entities”).
Our income tax benefit (expense) calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities for which the tax consequences have been realized or will be realized in future periods. Income taxes related to these items, as well as changes in valuation allowance, are included in income tax benefit (expense) in our consolidated statements of operations.
During the years ended December 31, 2024 and 2023, we recognized income tax benefit (expense) of $2.3 million and ($2.4) million, respectively. Income tax benefit (expense) increased by $4.7 million due primarily to uncertain tax position reserves which passed the statute of limitations in 2024.
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

Table of Content
The NAV of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate.
During the quarter ended December 31, 2024, the NAV of the common OP Units for purposes of redemption, as adjusted for a special distribution, was $25.69. As of December 31, 2024, the NAV of the common OP Units for purposes of redemption was determined to be $28.41 per common OP Unit, which will be the basis for the NAV through the quarter ending March 31, 2025, adjusted for any distributions or material changes.
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt and unsecured financings. As of December 31, 2024, our available cash and cash equivalents was $644.5 million.
For further information on our liquidity requirements related to our contractual obligations and commitments, refer to Note 5, Note 6, Note 8, and Note 9 to the consolidated financial statements in Item 8. In addition to the commitments outlined in the aforementioned notes, we also anticipate interest payments, net of the impact of our economic hedges, for the years ending December 31, 2025 through 2029 and thereafter of approximately $342 million, $329 million, $319 million, $315 million, $229 million, respectively, and approximately $191 million in the aggregate thereafter based on balances outstanding as of December 31, 2024.
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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 5.1 years as of December 31, 2024, inclusive of extension options, with a weighted-average interest rate of 6.0%, after consideration of our interest rate swaps and interest rate caps.
Changes in Cash, Cash Equivalents and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.
Operating Activities
For the year ended December 31, 2024, net cash provided by operating activities was $111.1 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the year ended December 31, 2024, decreased by $259.3 million compared to 2023, due primarily to merger-related costs incurred in connection with the Merger, higher cash paid for interest due to higher average debt balances and higher average rates during the period, and the impact to lower net income from the contribution of apartment communities to two unconsolidated joint ventures throughout the second and third quarters of 2023.
Investing Activities
For the year ended December 31, 2024, our net cash used in investing activities of $385.1 million consisted primarily of purchases of real estate and capital expenditures.

Table of Content
For the year ended December 31, 2023, our net cash used in investing activities of $313.1 million consisted primarily of purchases of real estate and capital expenditures, offset partially by the contribution of apartment communities to two unconsolidated joint ventures throughout the second and third quarters of 2023.
Capital additions totaled $147.3 million and $173.7 million during the years ended December 31, 2024 and 2023, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
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
•casualty, which represents capitalized costs incurred in connection with the restoration of an apartment community after a casualty event; and
•other, which represents capitalized costs in connection with tenant improvements, entitlement, and planning.
We exclude the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures in order to view the spend for the continuing portfolio.
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows, are presented below (in thousands):

	Year Ended December 31,
	2024	2023
Capital replacements	$35,930	$32,497
Capital enhancements	61,015	71,996
Initial capital expenditures	42,090	43,415
Casualty	7,966	5,739
Other	1,160	1,927
Total capital additions	$148,161	$155,574
Plus: additions related to apartment communities sold and held for sale	—	12,674
Consolidated capital additions	$148,161	$168,248
Plus: net change in accrued capital spending	(833)	5,414
Total capital expenditures per consolidated statements of cash flows	$147,328	$173,662
For the years ended December 31, 2024 and 2023, we capitalized $13.3 million and $16.2 million of indirect costs, respectively.
Financing Activities
Net cash provided by financing activities of $801.0 million for the year ended December 31, 2024, consisted primarily of net proceeds from debt transactions, offset partially by merger-related distributions.
Net cash used in financing activities of $241.3 million for the year ended December 31, 2023, consisted primarily of payments of dividends and repurchases of OP Units, offset partially by net cash provided from debt transactions.

Table of Content
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
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting estimates involve our more significant judgments used in the preparation of our consolidated financial statements.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. The measurement of the impairment loss is based on the fair value of the communities and incorporates various estimates, assumptions, and market data, the most significant being market rental rates, operating expense assumptions, expected hold period, capitalization rates, and purchase and sale agreements. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rates are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgement. We did not recognize any such impairment during the years ended December 31, 2024 and 2022. We recognized an impairment loss on real estate included in our Other Real Estate segment of $23.6 million under the held for sale impairment model during the year ended December 31, 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2024, on a consolidated basis, we had $2.1 billion of non-recourse fixed-rate property debt, and $4.1 billion of non-recourse variable-rate property debt outstanding. As of December 31, 2024, we have $3.0 billion of interest rate swap derivatives which reduce our total variable rate exposure by $3.0 billion, by fixing to a weighted-average interest rate of 6.9%. Additionally, we have net $1.1 billion of interest rate caps, which economically cap our variable interest rate exposure on the remaining $1.1 billion of variable-rate debt at a weighted-average rate of 7.2%. As of December 31, 2024, the capped rate on our interest rate caps is below the prevailing market rate.
After consideration of our interest rate swaps and our interest rate caps derivatives, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $1.2 million or $11.5 million, respectively, on an annual basis.
As of December 31, 2024, we had $550 million of speculative interest rate swap derivatives. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease gain (loss) on derivative instruments, net by $5.5 million on an annual basis.
As of December 31, 2024, we had $644.5 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.

Table of Content
After consideration of the interest rate swaps and interest rate caps derivatives described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would decrease net (loss) income by $22.3 million and increase net (loss) income by $11.9 million, respectively, on an annual basis.
We estimate the fair value of debt instruments as described in Note 11 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $6.1 billion as of December 31, 2024.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The independent registered public accounting firm’s reports, consolidated financial statements and schedule listed in the “Index to Financial Statements” on page F-1 of this Annual Report are filed as part of this report and incorporated herein by this reference.
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
Management’s Report on Internal Control Over Financial Reporting
Management of the AIR Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our co-principal executive officers and chief financial officer, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the AIR Operating Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2024, the AIR Operating Partnership’s internal control over financial reporting is effective.

Table of Content
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be an affiliate of Blackstone and, therefore, our affiliate.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Table of Content
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Biographical information for the executives and directors follows.

Lisa R. Cohn President , General Counsel, and Secretary (Co-Principal Executive Officer) Age: 56 Director since 2024
Experience
•Co-Principal Executive Officer of AIR Communities (2024-Present)
•President, General Counsel and Secretary AIR Communities (2020-Present)
•Executive Vice President, General Counsel, Secretary, Aimco (2007-2020)
•Senior Vice President and Assistant General Counsel, Aimco (2004-2007)
•Vice President and Assistant General Counsel, Aimco (2002-2004)
•Associate, Hogan & Hartson LLP (now Hogan Lovells) (1998-2002)
•Federal Judicial Law Clerk, US District Court, District of Colorado (1996-1998)
Qualifications
•Ms. Cohn oversees the organization generally and has specific responsibilities for governance, information technology and process innovation, human resources, communications, legal, risk, insurance, government relations, finance, reporting and accounting.
•She has had increasing levels of responsibilities across the company, serving as a cross-functional leader of the organization. Ms. Cohn has had responsibility for construction services, asset quality and service, insurance, risk management, dispositions nationwide, and Aimco’s acquisition activities in the western region. She also served as chairman of Aimco’s Investment Committee.
•Member of NAREIT’s Advisory Board of Governors
•Member, Board of Trustees, National Storage Affiliates (NYSE: NSA) (2024-present)
•In private practice, Ms. Cohn focused on public and private mergers and acquisitions, venture capital financing, securities, and corporate governance.
Education
•JD, Harvard Law School, cum laude
•AB, Stanford University, with Honors and Distinction

Keith M. Kimmel President of Property Operations, AIR Communities (Co-Principal Executive Officer) Age: 53
Experience
•Co-Principal Executive Officer of AIR Communities (2024-Present)
•President of Property Operations, AIR Communities (2020-Present)
•Executive Vice President of Property Operations, Aimco (2011-2020)
•Area Vice President Property Operations Western United States, Aimco (2008-2011)
•Regional Vice President Property Operations California, Aimco (2002-2008)
•Regional Property Manager Beverly Hills, Casden Properties (1998–2002)
•General Manager Southern California, Sares-Regis Group (1992-1998)
Qualifications
•Mr. Kimmel oversees the organization generally and has specific responsibility for leading corporate, national, regional, and field team members who serve their residents daily. He oversees the corporate teams responsible for data analytics, construction and asset quality, marketing, procurement, revenue management, and the shared service center.
•He is experienced in leading national and corporate teams; 1,000-2,500+ team members, 30,000-90,000+ units, $13B+ in multifamily real estate assets, and $1B in annual revenues.
•His career in the multifamily real estate business began in 1992 as a leasing consultant and then general manager where Mr. Kimmel developed his passion for operating communities, learning the intimate details of providing homes to residents, and celebrating the teams that make it all possible.

Paul L. Beldin Chief Financial Officer and Executive Vice President Age: 51
Experience
•Chief Financial Officer and Executive Vice President, Aimco (2015-December 2020)/AIR Communities ( December 2020-Present)
•Senior Vice President and Chief Accounting Officer, Aimco (2008-2015)
•Chief Financial Officer of America First Apartment Investors, Inc. (2005-2007)
•Audit Senior Manager, Deloitte (1996-2005)
Qualifications
•Mr. Beldin has over 20 years of real estate experience; including 10 years as a public company CFO.
•He is a certified public accountant.
•He is a member of NAREIT's CFO Counsel.
Education
•BS, University of Nebraska-Lincoln

Table of Content

Jacob Werner Co-Head of Americas Acquisitions, Blackstone Real Estate Age: 42 Director since 2024
Experience
•Co-Head of Americas Acquisitions, Blackstone Real Estate (2023-Present)
•Senior Managing Director, Blackstone Real Estate (2018-Present)
•Various other roles at Blackstone (2005-2018)
Qualifications
•Since joining Blackstone in 2005, Mr. Werner has been involved in a number of Blackstone's largest real estate investments, including BioMed Realty, Pure Industrial, Home Partners of America, and Education Realty Trust.
Education
•BS, McIntire School of Commerce at the University of Virginia (graduated with distinction)

Asim Hamid Senior Managing Director, Blackstone Real Estate Age: 46 Director since 2024
Experience
•Senior Managing Director, Blackstone Real Estate (2023-Present)
•Managing Director, Blackstone Real Estate (2020-2023)
•Principal, Blackstone Real Estate (2017-2020)
Qualifications
•Mr. Hamid focuses on new investment opportunities in the residential sector for Blackstone Real Estate.
Education
•BS in Finance and Accounting, Stern School of Business at New York University

Richard Reyes Managing Director, Blackstone Real Estate Age: 35 Director since 2024
Experience
•Managing Director, Blackstone Real Estate (2022-Present)
•Principal, Blackstone Real Estate (2020-2022)
•Associate, Blackstone Real Estate (2017-2019)
•Assistant Vice President, Waterton Associates (2015-2017)
Qualifications
•Mr. Reyes focuses on new investment opportunities in the multi family sector for Blackstone Real Estate.
Education
•BS in Finance from the University of Illinois

Scott McCallum Managing Director, Blackstone Real Estate Age: 37 Director since 2024
Experience
•Managing Director, Blackstone Real Estate (2017-Present)
•Lieutenant, United States Navy (SEAL) (2010-2017)
Qualifications
•Mr. McCallum focuses on new investment opportunities in the multifamily sector.
•Since joining Blackstone in 2017, Mr. McCallum has worked on real estate investments across several property sectors in both Canada and the United States, including the privatizations of Tricon Residential, Bluerock Residential Growth REIT, Preferred Apartment Communities and AIR Communities, as well as a variety of other transactions contributing to the growth of Blackstone’s residential platforms in North America.
Education
•B.S. in Honors Economics (Arabic Minor) from the United States Naval Academy

How We Are Organized
The AIR Operating Partnership is managed by its general partner, AIR-GP LLC, a Delaware limited liability company (the “General Partner”). The General Partner’s sole member (AIR REIT Sub 2, LLC) is member-managed by AIR, which is managed by a Board of Directors. Lisa Cohn, Asim Hamid, Scott McCallum, Richard Reyes and Jacob Werner comprise the AIR Board of Directors, which functions as the Board of Directors of the Operating Partnership.
The Board of Directors does not have any standing committees, and while our board of directors has not designated any of its members as an audit committee financial expert (as defined under Item 407(d)(5) of Regulation S-K), we believe that the Board of Directors is qualified to address accounting or financial reporting issues that may come before it, and accordingly, an audit committee financial expert is not necessary.

Table of Content
How We Govern and Are Governed
Code of Ethics
AIR has a “Code of Business Conduct and Ethics” that applies to all teammates of the Operating Partnership, including its co-principal executive officers, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is posted on AIR’s website (www.aircommunities.com) and is also available in print to unitholders, upon written request to AIR’s Corporate Secretary. If, in the future, AIR waives a provision in the Code of Business Conduct and Ethics, AIR intends to satisfy any applicable disclosure requirement under Item 5.05 of Form 8-K by posting such information on AIR’s website (www.aircommunities.com), as necessary.
Corporate Responsibility Report
AIR publishes a Corporate Responsibility Report, which highlights our commitment to environmental and social responsibility. A copy of AIR’s current Corporate Responsibility Report is available on AIR’s website (www.aircommunities.com). Nothing on AIR’s website, including the Corporate Responsibility Report, shall be deemed incorporated by reference into this filing.
Insider Trading Policies and Procedures
Because we are a privately-held company and there is no public market for our securities, we do not have formal policies and procedures related to insider trading. Under our Code of Business Conduct and Ethics, covered persons are expected to comply with applicable laws, rules and regulations.

Table of Content
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS (“CD&A”)
Executive Summary
•The Merger between AIR and affiliates of Blackstone Real Estate Partners X was completed on June 28, 2024, and in connection therewith, AIR ceased to be an NYSE-listed company.
•As a result of the Merger, all outstanding restricted stock and stock option awards, whether vested or unvested, were cancelled and converted into cash.
•Following the Merger, Terry Considine made the decision to step down from his role as Chief Executive Officer, effective October 2024. In addition, Joshua Minix also made the decision to step down from his role as Executive Vice President and Chief Investment Officer, effective October 2024.
•Following Mr. Considine’s departure, Lisa Cohn and Keith Kimmel were both appointed as Co-Principal Executive Officers of AIR Operating Partnership, effective October 2024.
Our Named Executive Officers
This CD&A describes the compensation programs and practices regarding our Named Executive Officers (“NEOs”) for 2024. Our NEOs for 2024 were our former Chief Executive Officer, our current Co-Principal Executive Officers, our Chief Financial Officer, and our Former Executive Vice President and Chief Investment Officer (based on his compensation during 2024, prior to his departure). Prior to the Merger, the compensation program described herein related to AIR, while it was an NYSE-listed company. Following the Merger, the compensation program relates to the AIR Operating Partnership, a privately held company.

Name	First Elected	Position
Terry Considine	July 1994	Former Chief Executive Officer and Director
Lisa R. Cohn	December 2007	President, General Counsel, and Secretary (Co-Principal Executive Officer)
Keith M. Kimmel	January 2011	President of Property Operations (Co-Principal Executive Officer)
Paul L. Beldin	September 2015	Executive Vice President and Chief Financial Officer
Joshua Minix	October 2021	Former Executive Vice President and Chief Investment Officer
Overview of Pay-for-Performance Philosophy and 2024 Business Performance Results
We are a pay-for-performance organization. Prior to the Merger, we set target total compensation near the median of target total compensation for our peers as identified below, both as a measure of fairness and also to provide an economic incentive to remain with AIR. Actual compensation varies from target compensation based on our results. Each officer’s annual cash incentive compensation includes, “short term incentive” or “STI”, which is based in part on AIR’s performance against corporate, rather than personal, goals. Longer term compensation, “long term incentive” or “LTI”, follows a similar tiered structure. Prior to the Merger, each officer’s LTI was based in part on AIR's total shareholder return or “TSR”, relative to its peers, with executive officers having a greater share of their LTI based on relative TSR. In the case of Mr. Considine, his entire LTI award was “at risk” based on AIR's relative TSR. LTI was measured (typically over three years) and vested over time (typically 50% after three years and 50% after four years), so that officers would bear longer term exposure to the decisions they make. In the case of Mr. Minix, his compensation was tied to production, that is, transactions designed to upgrade the quality of AIR’s portfolio. Following the Merger, all outstanding restricted stock and stock option awards, whether vested or unvested, were cancelled and converted into cash. Following the Merger and going forward, LTI awards are expected to be time and performance-based deferred incentives that vest over an applicable service period.
We are neither required to conduct say-on-pay or say-on-frequency votes nor to provide disclosures relating to pay-versus-performance under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. However, we intend periodically to review the elements of our compensation, and we may make changes to the compensation structure relating to one or more named executive officers based on the outcome of such reviews from time to time.

Table of Content
Summary of Executive Compensation Program and Governance Practices
What We Pay and Why: Components of Executive Compensation
Total compensation for the AIR Operating Partnership's named executive officers is comprised of the following components:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a salary that is competitive with market.
STI/Transaction	Cash	Reward executives for achieving short-term business objectives.
LTI
Prior to the Merger: Restricted stock,
Long-Term Incentive Plan ("LTIP") units,
and/or stock options (collectively, “Equity
Awards”), subject to performance and/or time
vesting, typically over four years.
Following the Merger: deferred cash
incentives subject to time vesting.

Prior to the Merger: Align executive’s
compensation with stockholder objectives and
provide an incentive to take a longer-term
view of AIR’s performance.
Following the Merger: Align executive
compensation with company objectives and
provide an incentive to take a longer-term
view of the AIR Operating Partnership's
performance.

2024 Pay Overview
Prior to the Merger, AIR’s Compensation Committee (the “Committee”) determined the compensation for the CEO. In setting Mr. Considine’s target total compensation for 2024, the Committee considered, among other things, the peer group compensation data as discussed below and Mr. Considine’s expertise and experience. The Committee continued a compensation plan for Mr. Considine that resulted in approximately 10% base salary, 27% based on AIR’s performance against its 2024 corporate goals and individual performance goals, and 63% based on relative TSR, making more of Mr. Considine’s target compensation tied to AIR’s TSR than was the case for any of his peers. For the other NEOs, target total compensation was determined by the Committee upon Mr. Considine’s recommendation.
Following the Merger, the AIR Operating Partnership no longer has a Committee, and the Board is expected to continue to determine compensation of executive officers, in consultation with management.
Compensation Elements for Named Executive Officers
For 2024, total target compensation is the sum of base compensation earned in 2024, STI earned in 2024, and LTI awards granted in 2024.
Base Salary
For 2024, Mr. Considine’s base compensation was $800,000, which was below the median for CEOs of his experience, expertise, and tenure in AIR’s peer group. For 2024, base compensation for Messrs. Beldin and Kimmel and Ms. Cohn were set at $450,000, near the median base compensation paid by our peer companies to executives in similar positions. Mr. Minix had a draw in an amount equal to $450,000, which was earned based on transactions and forfeitable if he had not closed transactions sufficient to earn his draw payment as described in more detail below. Upon the resignation of Mr. Considine, Ms. Cohn and Mr. Kimmel were appointed as Co-Principal Executive Officers and each of their base salaries was increased to $550,000.
Short-Term Incentive Compensation for 2024
The Committee determined Mr. Considine’s STI for 2024 would be based on 50% of AIR’s performance against its Key Performance Indicators (“KPI”), described below, and 50% on his individual goals. The Committee granted Mr. Considine’s STI in the form of cash on January 1, 2024 in the amount of $2.2 million. Following the Merger and upon Mr. Considine’s decision to resign, the Considine Separation Agreement (as defined below) provided that Mr. Considine would receive an amount equal to $2,569,370, representing the pro-rated STI that he would otherwise have earned for 2024 based

Table of Content
on the actual achievement of the applicable performance targets for the first-half of 2024, which was paid in a lump sum in 2024.
For the other NEOs, with the exception of Mr. Minix, calculation of STI prior to the Merger was determined by management with respect to two components: AIR’s performance against the KPI; and each officer’s achievement of his or her individual Managing AIR Performance (“MAP”) goals. For each Ms. Cohn and Mr. Kimmel, an allocation of the target STI was made as follows: 75% of the target STI was calculated based on AIR’s performance against KPI and 25% of the target STI was calculated based on the achievement of their individual MAP goals. For Mr. Beldin, an allocation of the target STI was made as follows: 25% of the target STI was calculated based on AIR’s performance against KPI and 75% of the target STI was calculated based on the achievement of his individual MAP goals. AIR’s overall KPI performance was 111.5%. Accordingly, each was awarded 111.5% of the portion of his or her STI attributable to KPI (i.e., 75% of the target STI amount shown below for Ms. Cohn and Mr. Kimmel and 25% of the target STI amount shown below for Mr. Beldin). In determining the MAP achievement component of 2024 STI, management determined that Mr. Beldin’s MAP achievement would be paid at 135% of target and Ms. Cohn’s and Mr. Kimmel’s MAP achievement would each be paid at 145% of target.
Following the Merger, Ms. Cohn and Mr. Kimmel were appointed Co-Principal Executive Officers whereby each of their STI targets was increased to $850,000 and also tied to both AIR’s performance against its KPI and individual MAP results. For both Ms. Cohn and Mr. Kimmel, the allocation of the target STI will remain the same as before the Merger (25% MAP; 75% KPI).
For the first half of 2024, the KPI reflected our five areas of strategic focus, as set forth below. Specifically, the KPI consisted of the following five corporate goals, each weighted as described. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%, with performance in-between interpolated.
Each of the KPI objectives and associated weights are listed below:
•Operations Performance - Same Store NOI Achievement (30% of KPI)
▪This goal was achieved above target at 30.25%
•Portfolio Quality (10% of KPI)
▪This goal was achieved above target at 20%
•Financial Performance (40% of KPI)
▪Performance against overall FFO budget (15% of KPI)
◦Achieved above target at 18.3%
▪Performance against overall AFFO budget (15% of KPI)
◦Achieved above target at 16.3%
▪G&A performance compared to GAV (10% of KPI)
◦Achieved below target at 8.3%
•Balance Sheet - Debt to EBITDA, Balance Sheet Safety and Cost, Financial Flexibility, Investment Grade Rating (10% of KPI)
▪Achieved below target at 5%
•Team Engagement and ESG (10% of KPI)
▪Achieved above target at 15%
For the first half of 2024, and prior to the Merger, based on the evaluation of the KPI above, results were determined by management and the Board to be at 113.15%, which was rounded to 113%. For the second half of 2024, and following the Merger, KPI results were determined by management and the Board to be at 110% due to the outstanding

Table of Content
work of the team related to stabilizing the business following the Merger and navigating changes in leadership, all while maintaining high teammate engagement and low teammate turnover. The overall KPI achievement result for 2024 was 111.5%.
Various of the key financial indicators that AIR used in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures, but the Operating Partnership no longer reports such measures.
Goal setting
For all numerical metrics, our target 2024 performance goals were aligned with our 2024 budget goals. We have a rigorous budgeting process that includes an evaluation of prior performance, market data, and peer performance. Our budget strategy is to set ambitious, achievable goals. Our 2024 budget and KPI goals were finalized in February 2024.
Investment-based Compensation for 2024
Mr. Minix was responsible for AIR’s portfolio management and led our investment team and was expected to be fully compensated based on transactions, had he remained with AIR. At the time of his departure, on October 7, 2024, Mr. Minix earned $1,996,176, of which $1,629,254 was his separation payment.
Long-Term Incentive Compensation Awards for 2024
Prior to the Merger and for the 2024 LTI program for executive officers, 2024 LTI was granted as follows: (1) on January 1, 2024, performance-based profit participation incentive units in our operating partnership (“LTIP I Units”) were granted to Mr. Considine, representing 100% of his 2024 LTI award, with the earned portion vesting 50% at the end of the three-year performance period and 50% one year later; (2) on January 1, 2024, performance-based restricted stock was granted to Messrs. Beldin, Kimmel, and Minix, and Ms. Cohn, representing two-thirds of their 2024 LTI awards, with the earned portion vesting 50% at the end of the three-year performance period and 50% one year later; and (3) time-based restricted stock was granted to Messrs. Beldin, Kimmel, and Minix, and Ms. Cohn, representing one-third of their 2024 LTI awards, vesting ratably over four years. Had Mr. Minix continued with AIR, he would have had a portion of his cash compensation deferred subject to the performance of acquisitions as compared to underwriting. Any such compensation was included in his separation payment. Following the Merger, all outstanding restricted stock, whether vested or unvested, were cancelled and converted to cash.
The performance-based LTIP I Units, and the performance-based restricted stock, are referred to as “performance-based LTI awards,” because the number of such LTIP I Units, and restricted stock, that vest, if any, was determined based on relative TSR performance during a forward looking, three-year performance period, as described in detail below. The amount of performance based LTI awards granted in 2024 was determined in accordance with the following TSR performance metrics:

Metric and Performance Level(1) (relative performance stated as basis points above or below index performance)(2)
	Threshold 50% Payout	Target 100% Payout	Maximum 200% Payout
Relative to Nareit Equity Apartments Index (30% Weighting)	-250 bps	+50 bps	+400 bps
Relative to MSCI US REIT Index (20% Weighting)	-350 bps	+50 bps	+500 bps
	Threshold 50% Payout	Target 100% Payout	Maximum 300% Payout
Relative to Nareit Equity Apartments Index with Multifamily Peer Ranking
(50% Weighting)
*The maximum payout is 300% if AIR's 3-yr TSR ranks 1st among its peers and AIR's unitholders have received at least a 25% absolute TSR. Nothing will be paid on this portion of the LTI if AIR's TSR ranks last among its peers
	-250 bps	+50 bps	+400 bps
(1)The relative metrics above reflect the metrics used for the awards made in 2024 for the three-year forward-looking performance period ending on December 31, 2026.
(2)If absolute TSR for the three-year forward-looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.

Table of Content
For the purpose of calculating the number of LTIP I Units and, Restricted Stock granted, the target LTI dollar amount was divided by the valuation prices indicated below that were calculated by a third-party financial firm with particular expertise in the valuation of such equity instruments.

	Metric and Valuation per Instrument
	LTIP I Units	Restricted Stock
Relative to Nareit Equity Apartments Index (30% Weighting)	$37.13	$37.03
Relative to MSCI US REIT Index (20% Weighting)	$38.37	$38.26
Relative to Nareit Equity Apartments Index with Multifamily Peer Ranking (50% Weighting) *The maximum payout is 300% if AIR's 3-yr TSR ranks 1st among its peers and AIR's unitholders have received at least a 25% absolute TSR. Nothing will be paid on this portion of the LTI if AIR's TSR ranks last among its peers	$44.08	$43.75
The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends until the shares are earned. Dividends accrue during the performance period.
Although the above metrics were used to award LTI, as a result of the Merger, all restricted stock and stock option awards, whether vested or unvested, were cancelled and converted to cash.
Determination Regarding 2022, 2023, and 2024 Performance Based Awards
As part of the LTI program, AIR granted performance-share awards that might be earned based on relative TSR as compared to the Nareit Equity Apartment Index with Multifamily Peer Ranking (50% weighting), Nareit Equity Apartments Index (30% weighting), and the MSCI US REIT Index (20% weighting) over a three-year performance period ending on June 28, 2024, which was truncated due to the Merger.
Pursuant to the terms and conditions of the Merger Agreement, immediately prior to the June 28, 2024, each award of restricted stock and stock options that were outstanding immediately prior to June 28, 2024, whether vested or unvested, were automatically cancelled and converted into an amount in cash, without interest and less any applicable withholding taxes. The Merger Agreement also provided that upon a change of control, all performance goals applicable to restricted stock awards for 2022, 2023, and 2024 be measured at the greater of target level performance and actual TSR performance through the closing date of the transaction, June 28, 2024. For the 2022 awards, performance was determined to be at 109.35%, and for the 2023 and 2024 awards, performance was determined to be at 200%.
The Merger provided that the issued and outstanding Partnership units awards (LTIP I and LTIP II Units, and collectively “LTIP Units”) would remain issued and outstanding and continue to have the rights and privileges set forth in the LTIP unit agreement and the Partnership Agreement, as amended in connection with the Merger. As documented in Mr. Considine’s Separation Agreement, certain of Mr. Considine’s LTIP Units vested in accordance with their terms as of the October 2, 2024 (the “Separation Date”) as a result of Mr. Considine’s departure within one year following a change in control of AIR.
For purposes of determining the number of LTIP Units that vested as of the Separation Date, the performance goals applicable to any such LTIP Units were measured at the greater of target level performance and actual performance through the closing date of the Merger, June 28, 2024, resulting in the vesting of 246,356 LTIP I Units and 2,562,284 LTIP II Units as of the Separation Date. Mr. Considine’s OP Units (including OP Units received upon conversion of Mr. Considine's LTIP I Units) and vested LTIP II Units, remain subject to their existing terms. LTIP Units held by Mr. Considine that remained unvested after such accelerated vesting were forfeited as of the Separation Date. Within two days following the Separation Date, the Operating Partnership paid Mr. Considine an aggregate amount of $2,993,225, related to distributions retained with respect to certain LTIP Units that vested as of the Separation Date.
How the Committee determined the amount of target total compensation for executive officers
In addition to reviewing the performance of, and determining the compensation for the CEO, the Committee also reviewed the decisions made by the CEO as to the compensation of the other executive officers. Base salary, target STI, and target LTI are generally set near the median base salary, target STI, and target LTI for peer comparators.
Prior to the Merger, the 2024 target compensation and incentive compensation for 2024 for NEOs is summarized as follows:

Table of Content

					Target Total Incentive			2024 Incentive Compensation ($)
					Compensation			STI	LTI
	Target Total Compensation ($)		Annual Base Salary ($) (1)		STI/Investment Based Compensation ($)		LTI ($) (3)	($) (4)	Time-Based LTI ($)(5)	Performance- Based Equity- Stock ($)(6)	Performance- Based Equity- Stock Options ($)
Mr. Considine	8,000,000		800,000		2,200,000		5,000,000	2,390,300	—	5,000,000	—
Ms. Cohn	2,400,000		450,000		550,000	(2)	1,400,000	837,438	466,667	933,333	—
Mr. Kimmel	2,250,000		450,000		800,000	(2)	1,000,000	988,688	1,253,333	666,667	—
Mr. Beldin	1,500,000		450,000		425,000		625,000	548,782	208,333	416,667	—
Mr. Minix	1,000,000	(7)	450,000	(7)	200,000	(7)	350,000	—	116,667	233,333	—
(1)Amounts shown are annual base salaries as of January 1, 2024. Both Ms. Cohn's and Mr. Kimmel's base increased to $550,000 in October 2024.
(2)Amounts shown for Ms. Cohn is target STI Compensation as of January 1, 2024. Amounts shown for Mr. Kimmel is target STI Compensation as of March 17, 2024, when the Committee determined to increase his target compensation. Both Ms. Cohn's and Mr. Kimmel's STI targets increased to $850,000 in October 2024, in connection with their appointments as Co-Principal Executive Officers.
(3)Amounts shown are target LTI as of January 1, 2024, prior to the Merger. Amounts shown for Mr. Kimmel is target LTI Compensation as of March 17, 2024, when the Committee determined to increase his target compensation.
(4)Amounts shown reflect the 2024 STI paid to each of Messrs. Considine, Beldin, Kimmel and Ms. Cohn. The STI amounts are pro-rated to 113% for the first-half of 2024 and 110% for the second-half of 2024.
(5)For Messrs. Beldin, Kimmel, Minix and Ms. Cohn, time-based LTI comprises one-third of the LTI target, vesting ratably over four years, and is for the purpose of attracting and retaining key talent integral AIR’s success. For Messrs. Beldin, Kimmel, and Minix, and Ms. Cohn, time-based LTI was in the form of restricted stock. All restricted stock awards, whether vested or unvested, were cancelled and converted to cash, as a result of the Merger. Amounts shown for Mr. Kimmel includes his additional time-based grant on March 17, 2024.
(6)Amounts shown reflect a 100% payout of the performance-based shares resulting from achieving “target” performance. Actual payouts were to be determined in a range of 0% to 250% of these amounts, depending on performance results for the three-year performance period from January 1, 2024, through December 31, 2026. For Mr. Considine, the Merger provided that the issued and outstanding Partnership units awards (LTIP I) would remain issued and outstanding and continue to have the rights and privileges set forth in the Operating Partnership Agreement, as amended in connection with the Merger. For Messrs. Beldin, Kimmel, Minix and Ms. Cohn, performance-based equity represents two-thirds of their 2024 LTI awards, with the earned portion scheduled to vest 50% at the end of the three-year performance period and 50% one year later. Following the Merger, all restricted stock and stock option awards, whether vested or unvested, were cancelled and converted to cash. The Merger Agreement provides that upon a change of control, all performance goals applicable to restricted stock awards for 2022, 2023 and 2024 were measured at the greater of target level performance and actual performance through the closing date of the transaction, June 28, 2024. For the 2022 awards, performance was determined to be at 109.35%, and for the 2023 and 2024 awards, performance was determined to be at 200%.
(7)Mr. Minix was responsible for the AIR Operating Partnership's portfolio management and led the AIR investment team and was expected to be fully compensated based on transactions, had he remained with AIR. In connection with Mr. Minix’s resignation, he was paid $1,629,254 as set forth in his Separation Agreement.
How peer comparators were identified
The Committee considered enterprise Gross Asset Value (“GAV”), as reported by Green Street Advisors, to be an imprecise, but reasonable representation and useful reference point of the size or complexity of a real estate business and of the responsibilities of its leaders. In addition to GAV, the Committee also reviewed other factors, including gross revenues, number of properties, and number of employees, to determine if these factors provided any additional insight into the work and requirements of its leaders. Based on this analysis, we included as “peers” for 2024 compensation the following 20 real estate companies:

Peer Group
Agree Realty Corporation	Independence Realty Trust
Americold Realty Trust	Kilroy Realty Corp.
Brixmor Property Group, Inc.	Kite Realty Group
Cousins Properties	Macerich
CubeSmart	National Storage
Douglas Emmett	NNN Reit
EastGroup Properties	Omega Healthcare Investors
Federal Realty	Park Hotels
First Industrial Realty	Spirit Realty Capital, Inc.
Healthcare Realty Trust	STAG Industrial

Table of Content
At the time 2024 compensation targets were established, approximately half of these real estate companies had a larger GAV, and approximately half of these real estate companies had a smaller GAV, than AIR.
Following the Merger, the Operating Partnership no longer identifies a peer group.
Risk analysis of compensation programs
The Operating Partnership has reviewed and considered its executive compensation program and non-executive compensation programs (pre- and post-merger) and it does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the organization. The Operating Partnership believes that our compensation programs align management incentives with AIR’s long-term interests.

The AIR Operating Partnership's - Compensation Program Discourages Excessive Risk-Taking
Limits on STI. The compensation of executive officers and other teammates is not overly weighted toward STI. Moreover, STI is capped.
Use of LTI. LTI was included in target total compensation and typically vested over a period of four years. The vesting period encouraged officers to focus on sustaining the AIR Operating Partnership’s long-term performance. Executive officers with more responsibility for strategic and operating decisions had a greater percentage of their target total compensation allocated to LTI. LTI was capped at 2.5 times target, or 250%, for the CEO, and 2 times target, or 200%, for the other NEOs. Subsequent to the Merger, the Operating Partnership has stipulated, and may continue to stipulate, a vesting period for long-term incentive compensation.

Stock ownership guidelines and required holding periods after vesting. Prior to the Merger, AIR’s stock ownership guidelines required all executive officers to hold a specified amount of AIR equity. Any executive officer who had not yet satisfied the stock ownership requirements for his or her position must have retained LTI awards after vesting until stock ownership requirements were met. These policies ensured each executive officer had a substantial amount of personal wealth tied to long-term holdings in AIR stock. Following the Merger, these guidelines are no longer applicable.

Shared performance metrics across the organization. A portion of 2024 STI for AIR NEOs was based upon our performance against our publicly communicated corporate goals, which were core to the long-term strategy of our business and were reviewed and approved by the Committee. Fifty percent of Mr. Considine’s 2024 STI, and up to 75% of the STI for the other NEOs, was based upon our performance against our corporate goals. In addition, having shared performance metrics across the organization reinforced our focus on a collegial and collaborative environment.

LTI based on TSR. A portion of 2024 LTI for all the NEOs was based on relative TSR. In general, the more senior level the officer, the greater the percentage of LTI that is based on relative TSR rather than time-vesting. One hundred percent of Mr. Considine’s LTI, and a substantial proportion of the LTI for the other NEOs, was based on relative TSR.

Multiple performance metrics. We had five corporate goals for 2024. In addition, through our performance management program, Managing AIR Performance, or MAP, which set and monitored performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Each of the NEOs had an average of eight individual goals for 2024. Having multiple performance metrics inherently reduced excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Post-Employment Compensation and Employment and Severance Arrangements
401(k) Plan
We provide a 401(k) plan that is offered to all teammates. In 2024, we matched 25% of participant contributions to the extent of the first 4% of the participant’s eligible compensation. For 2024, the maximum match was $3,450, which was the amount matched for each of Messrs. Considine, Beldin, Kimmel, Minix, and Ms. Cohn’s 401(k) contributions. We provided an additional discretionary match in the amount of $647 to all active team members in 2024 for our achievement of 111.5% on our 2024 corporate goals.
Other than the 401(k) plan, we do not provide post-employment benefits. Additionally, we do not maintain a defined benefit pension plan, a supplemental executive retirement plan or any other similar arrangements.
Executive Employment Arrangements
Employment Agreement for Mr. Considine
On December 21, 2017, Aimco entered into an employment agreement with Mr. Considine (as amended, the “2017 Employment Agreement”). From 2019 through 2023, Mr. Considine's employment agreement was amended annually primarily to extend the term of the agreement and adjust his base salary, target STI, and long-term incentive target.
Pursuant to the 2017 Employment Agreement, upon termination of Mr. Considine’s employment by AIR without cause, or by Mr. Considine for good reason, Mr. Considine was generally entitled to severance payments as described below in the Executive Severance Arrangements section.

Table of Content
Under the 2017 Employment Agreement, Mr. Considine was not entitled to any additional or special payments upon the occurrence of a change in control.
The 2017 Employment Agreement also contained customary confidentiality provisions, a limited mutual non-disparagement provision, and non-competition, non-solicitation, and no-hire provisions.
Upon Mr. Considine's departure, the Board appointed both Ms. Cohn and Mr. Kimmel, as Co-Principal Executive Officers of the Operating Partnership. Ms. Cohn will also continue serving as President, General Counsel, and Secretary and a director of the Board, and Mr. Kimmel will also continue serving as President of Property Operations.
Offer Letters for both Ms. Cohn and Mr. Kimmel
Offer Letter with Ms. Cohn
The Operating Partnership entered into an offer letter with Ms. Cohn, effective as of October 18, 2024, which provides for (i) an annual base salary of $550,000, (ii) eligibility for annual performance bonuses in a target amount equal to $850,000, (iii) participation in the AIR Operating Partnership’s long term incentive plan with an annual cash grant valued at $1,750,000, that will vest over a three-year period (with the initial grant vesting 25% at the end of 2025 and 2026 and 50% at the end of 2027), and in future years, Ms. Cohn is expected to receive an annual LTI grant with a target grant date value equal to $1,750,000, with the same vesting schedule as noted above, subject to her continued employment, (iv) participation in the AIR Operating Partnership’s promote pool with an initial grant representing the right to receive 8% of the AIR Operating Partnership’s promote pool and eligibility for additional grants upon future AIR investments and investments managed by the AIR Operating Partnership, (v) a cash sign-on award equal to $778,965, (vi) paid time off and (vii) participation in the Operating Partnership’s employee benefit plans. For performance year 2024, pursuant to her offer letter, Ms. Cohn will be eligible to receive, subject to achievement of individual and AIR performance goals, (A) for the period between January 1, 2024 and June 28, 2024, a pro-rata portion of her target bonus as in effect prior to June 28, 2024, equal to $550,000 and (B) for the period between June 29, 2024 and December 31, 2024, a pro-rata portion of her target bonus as now in effect, which total amount for the 2024 performance year will not be less than $550,000.
Offer Letter with Mr. Kimmel
The Operating Partnership entered into an offer letter with Mr. Kimmel, effective as of October 18, 2024, which provides for (i) an annual base salary of $550,000, (ii) eligibility for annual performance bonuses in a target amount equal to $850,000, (iii) participation in the AIR Operating Partnership’s long term incentive plan with an annual cash grant date valued at $1,750,000, which will vest over a three-year period (with the initial grant vesting 25% at the end of 2025 and 2026, and 50% at the end of 2027), and in future years, Mr. Kimmel is expected to receive an annual LTI grant with a target grant date value equal to $1,750,000, with the same vesting schedule as noted above, subject to his continued employment, (iv) participation in the AIR Operating Partnership’s promote pool with an initial grant representing the right to receive 12% of the AIR Operating Partnership’s promote pool and eligibility for additional grants upon future AIR investments and investments managed by the AIR Operating Partnership, (v) a cash sign-on award equal to $690,215, (vi) paid time off and (vii) participation in the Operating Partnership’s employee benefit plans. For performance year 2024, pursuant to his offer letter, Mr. Kimmel will be eligible to receive, subject to achievement of individual and the AIR Operating Partnership performance goals, (A) for the period between January 1, 2024 and June 28, 2024, a pro-rata portion of his target bonus as in effect prior to June 28, 2024, equal to $800,000 and (B) for the period between June 29, 2024 and December 31, 2024, a pro-rata portion of his target bonus as now in effect, which total amount for the 2024 performance year will not be less than $800,000.
Messrs. Beldin and Minix do not have an employment agreement.
Executive Severance Arrangements
Executive Severance Policy. In connection with the separation from Aimco, AIR adopted the Apartment Income REIT Corp. Executive Severance Policy (the “Executive Severance Policy”). The Executive Severance Policy supersedes and replaces any employment agreement or other plan, policy or practice involving the payment of severance benefits to participants under the Executive Severance Policy. AIR’s Presidents and Executive Vice Presidents as determined on the records of AIR and any other entities through which the operations of AIR are conducted, are eligible to participate in the Executive Severance Policy. Mr. Considine was not a participant of the Executive Severance Policy but was subject to the terms of the Considine Separation Agreement as described further below. As a result of Mr. Cohn's and Mr. Kimmel's appointments to Co-Principal Executive Officers, neither of them are participants in the Executive Severance Policy. Their severance arrangements are described further below. Mr. Beldin is a participant under the Executive Severance Policy. Mr.

Table of Content
Minix was a participant under the Executive Severance Policy up until the time of his voluntary departure on October 7, 2024.
Executive Severance Policy
The Executive Severance Policy, which is currently applicable for only Mr. Beldin, provides that if AIR terminates a participant’s employment without “Cause,” or if the participant terminates his or her employment for “Good Reason” (each as defined in the Executive Severance Policy), then the participant will be eligible to receive the following benefits:
•a lump sum payment equal to the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the average annual bonus paid to the participant in the most recent three years; and
•18 months of continued health benefits coverage at AIR’s expense.
The vesting and exercise of any Equity Awards held by a participant on the date of termination will be determined in accordance with the applicable incentive plan and award agreement.
Pursuant to the terms of the Executive Severance Policy, if AIR terminates a participant’s employment without Cause, or if the participant terminates his or her employment for Good Reason, in either case, within the period commencing six months prior to and ending 12 months following a “Change in Control” (as defined in the Executive Severance Policy), then in lieu of the severance benefits described above the participant will be eligible to receive the following benefits:
•a lump sum payment equal to two times the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the average annual bonus paid to the Eligible Executive in the most recent three years;
•18 months of continued health benefits coverage at AIR’s expense; and
•100% accelerated vesting of any unvested Equity Awards then-held by the participant.
The Executive Severance Policy provides that if the employment of the participant is terminated by reason of the participant’s death or disability, then the participant will be eligible to receive a pro-rated bonus for the year of termination. In addition, the vesting and exercise of any Equity Awards held by the participant at the time of his or her death or disability will be determined in accordance with the applicable incentive plan and award agreement.
In the event that any payment or benefit payable to a participant under the Executive Severance Policy would result in the imposition of excise taxes under the “golden parachute” provisions of Section 280G of the Code, then such payments and benefits will either be made and/or provided in full or will be reduced such that the excise tax under Section 280G is not applicable, whichever is least economically disadvantageous to the participant. The Executive Severance Policy does not provide for any excise tax or other tax “gross-up” payment.
All severance payments and benefits under the Executive Severance Policy are subject to applicable withholding obligations, the participant’s execution and non-revocation of a release of claims, and compliance with certain non-competition, non-disclosure and non-solicitation covenants set forth in a restrictive covenant agreement that is appropriate for the participant’s position.
The Executive Severance Policy will remain in effect, subject to amendment, until terminated by the Board. The Board may terminate or amend the Executive Severance Policy at any time, so long as at least 90 days’ prior notice is provided to any participant if the termination or amendment of the Executive Severance Policy would materially or adversely affect the rights of the participant.
Departure of Mr. Considine
On October 2, 2024 (the “Separation Date”), Mr. Considine voluntarily stepped down as CEO of the Operating Partnership and as a director of the Board of AIR.
In connection with Mr. Considine’s decision to depart, the Operating Partnership, AIR and Mr. Considine entered into a separation agreement, dated as of the Separation Date (the “Considine Separation Agreement”). The Considine Separation Agreement, in exchange for a release of claims and other agreements, acknowledgments and representations of Mr. Considine set forth therein, provides for the payment of the following severance benefits following the Separation Date

Table of Content
that are generally consistent with the severance benefits provided for in connection with a separation without cause under the 2017 Employment Agreement: (i) payment, on January 7, 2025, of an amount equal to the sum of (x) three times Mr. Considine’s base salary of $800,000 plus (y) Mr. Considine’s target STI for 2024 of $2,200,000; (ii) payment, on or before November 29, 2024, of a pro-rata portion of Mr. Considine’s STI for 2024 in the amount of $2,569,370; (iii) continued medical coverage at the Operating Partnership’s expense of Mr. Considine and his spouse and other eligible dependents until 18 months following the Separation Date or, if earlier, the date Mr. Considine becomes eligible for medical coverage under a subsequent employer’s plans, plus, if Mr. Considine and his dependents did not become eligible for coverage earlier, within 30 days of the end of the 18-month period following the Separation Date, a lump sum payment equal to six times the monthly COBRA premium amount; and (iv) payment, on January 7, 2025, of an amount equal to $15,385 in consideration of Mr. Considine’s release of certain claims. The Considine Separation Agreement also provides for payment, on or before November 29, 2025, of an amount equal to $1,250,000, in exchange for a release of claims and modifications of certain of the restrictive covenants to which Mr. Considine is subject.
The following arrangement below applies to both Ms. Cohn and Mr. Kimmel.
As of October 18, 2024, both Ms. Cohn and Mr. Kimmel’s offer letters provide that, if either Ms. Cohn's or Mr. Kimmel’s employment is terminated by the Operating Partnership without “cause” or by Ms. Cohn and Mr. Kimmel for “good reason” (each as defined in both Ms. Cohn and Mr. Kimmel’s offer letters) within 12 months of the effective date of the offer letter, or due to death or incapacity at any time, Ms. Cohn and Mr. Kimmel will be eligible to receive the following severance payments: (i) an amount equal to 12 months of base salary, (ii) an amount equal to target annual bonus, (iii) any earned and unpaid annual bonuses not yet received, (iv) the amount of the Operating Partnership’s share of healthcare insurance premiums for 18 months, and (v) in the case of death or incapacity only, pro-rata vesting of long-term incentive and AIR promote grants.
Departure of Joshua Minix
In connection with Mr. Minix’s departure, the Operating Partnership, AIR and Mr. Minix entered into a separation agreement and general release, dated as of October 7, 2024 (the “Minix Separation Agreement”). The Minix Separation Agreement, in exchange for a release of claims and other agreements, acknowledgements and representations of Mr. Minix set forth therein, among other items, provides for the payment of the following severance benefits following execution of the Minix Separation Agreement: (i) a separation payment of $1,620,600; and (ii) payment of an amount equal to $8,654 in consideration of Mr. Minix’s release of certain claims.
Restrictive Covenants
Mr. Considine’s employment agreement included customary confidentiality provisions and a limited mutual non-disparagement provision and is also subject to non-competition, non-solicitation, and no-hire provisions that generally are in effect during, and for 24 months following termination of, Mr. Considine’s employment. In the Considine Separation Agreement, the Operating Partnership and Mr. Considine each agreed to certain modifications to obligations owed to one another under the restrictive covenants contained in the Employment Agreement, including waiving Mr. Considine’s non-solicitation and no-hire covenants with respect to certain employees of the Operating Partnership.
The following applied to both Ms. Cohn and Mr. Kimmel prior to their appointments as Co-Principal Executive Officers on October 18, 2024, and currently applies to Mr. Beldin. It also applied to Mr. Minix prior to his departure in October 2024.
We are party to a restrictive covenant agreement (which we refer to as a “restrictive agreement”) with each of our executive officers (other than Mr. Considine). If an executive officer breaches the restrictive agreement, the executive will forfeit any right to separation pay or separation benefits under the Executive Severance Policy, will not be entitled to any further payment or right under the Executive Severance Policy and, with respect to any separation payment that has been made to or on behalf of the executive officer under the Executive Severance Policy, the executive officer will repay to AIR the amount of any such prior payment plus interest.
The restrictive agreements include customary confidentiality provisions and non-disparagement provisions and also include non-competition, non-solicitation, and no-hire provisions that generally are in effect during, and for 24 months following termination of, the executive’s employment with respect to Messrs. Beldin and Kimmel and Ms. Cohn and for 18 months following termination of the executive’s employment with respect to Mr. Minix (except that the non-competition provision in Mr. Minix’s restrictive agreement extends to 12 months following termination of employment).

Table of Content
As of October 18, 2024, the restrictive covenant agreement attached to both Ms. Cohn’s and Mr. Kimmel’s offer letters includes covenants in respect of confidentiality of information, assignment of certain intellectual property, non-competition, non-solicitation and non-disparagement. The confidentiality and mutual non-disparagement covenants have an indefinite term, and the non-competition and non-solicitation covenants are effective during both Ms. Cohn’s and Mr. Kimmel’s employment and until the first anniversary of his or her termination of employment.
Equity Award Agreements
Double Trigger Vesting Upon Change in Control
Prior to the Merger, the award agreements pursuant to which restricted stock, LTIP Unit, or stock option awards were granted to Messrs. Considine, Beldin, Kimmel, and Minix, and Ms. Cohn, as applicable, provided that if (i) a change in control occurs and (ii) the executive’s employment with AIR is terminated either by AIR without cause or by the executive for good reason, in either case, within 12 months following the change in control, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock and/or LTIP Unit awards, shares, unvested options and/or units will vest based on the higher of actual or target performance through the truncated performance period ending on the date of the change in control, and all vested options will remain exercisable for the remainder of the term of the option. As a result of the Merger, all restricted stock and stock option awards were cancelled and converted to cash, so this would not apply.
Accelerated Vesting Upon Termination of Employment Due to Death or Disability
In the case of Mr. Considine, the 2017 Employment Agreement provided for accelerated vesting in the event of termination due to his death or disability. Additionally, the award agreements pursuant to which restricted stock, LTIP Unit or stock option awards were granted to Messrs. Considine, Beldin, Kimmel, and Minix, and Ms. Cohn, as applicable, provided for accelerated vesting upon a termination of employment due to death or disability. These provisions are inoperative as a result of Mr. Considine’s separation and cancellation and conversion of the foregoing awards in connection with the Merger.
Other Benefits; Perquisite Philosophy
Our executive officer benefit programs are substantially the same as for all other eligible officers and employees. AIR does not provide executives with more than minimal perquisites, such as reserved parking places.
Role of Outside Consultants
Prior to the Merger, the Committee had the authority under its charter to engage the services of outside advisors, experts, and others to assist the Committee. In 2024, the Committee engaged FPL Associates, L.P. (“FPL”) to review our executive compensation plan. FPL did not provide other services to AIR. The Committee instructed FPL to compile and provide data on both total pay and individual elements of compensation among companies in the peer groups, as well as trends in compensation practices that they observed within the peer groups and generally among public companies. The Committee assessed the independence of FPL pursuant to SEC rules and concluded that FPL was independent. Following the Merger, AIR has not engaged FPL or any other outside consultant.
Base Salary, Incentive Compensation, and Equity Grant Practices
Prior to the Merger, base salary adjustments typically took effect on January 1. The Committee (for Mr. Considine) and Mr. Considine, in consultation with the Committee (for the other executive officers), determined incentive compensation in late January or early February. STI is typically paid in February or March.
Prior to the Merger, with respect to LTI, the Committee set the grant date for restricted stock, LTIP Unit, and stock option grants at the time of its final compensation determination, generally in late January or early February, although for 2024 determined to make those grants on January 1, 2024. The date of determination and date of award were not selected based on share price. In the case of new-hire packages that included Equity Awards, grants were made on the employee’s start date or on a date designated in advance based on the passage of a specific number of days after the employee’s start date. For non-executive officers, the Committee delegated the authority to make Equity Awards, up to certain limits, to the Chief Financial Officer (Mr. Beldin) and/or Corporate Secretary (Ms. Cohn). Although, we did not have a formal policy, the Committee and Mr. Beldin and Ms. Cohn made grants without regard to the share price or the timing of the release of material non-public information and did not make grants for the purpose of affecting the value of

Table of Content
executive compensation. Subsequent to the Merger, the Operating Partnership does not expect to grant any Equity Awards: accordingly, it does not have a policy on the timing of Equity Awards in relation to material non-public information.
2025 Compensation Targets
In October 2024, the Board, set target total compensation (base compensation, STI, and LTI) for 2025 for Ms. Cohn at $3,150,000 and Mr. Kimmel at $3,150,000. Ms. Cohn and Mr. Kimmel set Mr. Beldin's total compensation at $1,500,000. In February 2025, Ms. Cohn and Mr. Kimmel increased Mr. Beldin's total compensation, from the previous amount set in October 2024, from $1,500,000 to $1,625,000.
The AIR Operating Partnership's performance and individual performance will determine the amounts paid for 2025 STI. The LTI granted to Ms. Cohn and Messrs. Beldin and Kimmel was granted in the form of time-based deferred cash, which vests over a 3-year period, 25% per year at the end of 2025 and 2026, and 50% at the end of 2027, subject to continued service. STI that is ultimately earned may be less than, or in excess of, these target amounts.
Compensation Committee Report
Our Board does not have a compensation committee. The entire Board has reviewed and discussed with management the foregoing Compensation Discussion & Analysis. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Board, the Board has recommended that the "Compensation Discussion & Analysis" be included in this filing.
LISA COHN
ASIM HAMID
SCOTT MCCALLUM
RICHARD REYES
JACOB WERNER
The above report will not be deemed to be incorporated by reference into any filing by the AIR Operating Partnership under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the AIR Operating Partnership specifically incorporates the same by reference.

Table of Content
Summary Compensation Table
The table below summarizes the compensation of the NEOs for the years 2024, 2023, and 2022.

Name and Principal Position	Year		Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)		Total ($)
Terry Considine —	2024		630,770	(5)	—		5,000,093	(5)	—	2,569,370	(5)	5,869,842	(5)	14,070,075
Former Chief	2023		800,000		—		7,390,311		—	—		4,567		8,194,878
Executive Officer	2022	(6)	400,000	(6)	—		3,400,008	(6)	—	1,611,720	(6)	4,300		5,416,028	(6)

Lisa R. Cohn —	2024		488,462	(7)	889,483	(7)	1,402,610	(7) (8)	—	837,438	(7)	4,097		3,622,090
President, General Counsel and	2023		450,000		—		1,398,580		—	721,875		4,567		2,575,022
Secretary (Co-Principal Executive Officer)	2022		450,000		—		1,194,658		—	719,029		4,300		2,367,987

Keith M. Kimmel —	2024		488,462	(9)	345,108	(9)	1,921,950	(8) (9)	—	988,688	(9)	4,097		3,748,305
President of Property	2023		450,000		—		999,024		—	776,875		4,567		2,230,466
Operations (Co-Principal Executive Officer	2022		450,000		—		814,576		—	666,163		4,300		1,935,039

Paul L. Beldin —	2024		450,000	(10)	500,000	(10)	626,211	(8) (10)	—	548,782	(10)	4,097		2,129,090
Executive Vice	2023		450,000		—		532,270		92,507	547,188		4,567		1,626,532
President and Chief Financial Officer	2022		450,000		—		401,913		—	364,331		4,300		1,220,544

Joshua Minix —	2024		12,115	(11)	—		350,700	(8) (11)	—	—		1,633,351	(11)	1,996,166
Former Executive Vice President and	2023		450,000		—		—		—	1,190,000		324,567		1,964,567
Chief Investment Officer

(1)This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2024, refer to Note 2 to the consolidated financial statements in Item 8 for discussion regarding share-based compensation.
The amounts shown in this column for 2024 include the grant date fair value of the performance-based restricted stock awards or performance-based LTIP I Unit awards, as applicable, granted in 2024 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718.

	Metric and Valuation per Instrument
	LTIP I Units	Restricted Stock
Relative to Nareit Equity Apartments Index (30% Weighting)	$37.13	$37.03
Relative to MSCI US REIT Index (20% Weighting)	$38.37	$38.26
Relative to Nareit Equity Apartments Index with Multifamily Peer Ranking (50% Weighting) *The maximum payout is 300% if AIR's 3-yr TSR ranks 1st among its peers and the AIR Operating Partnership unitholders have received at least a 25% absolute TSR. Nothing will be paid on this portion of the LTI if the AIR Operating Partnership's TSR ranks last among its peers	$44.08	$43.75
The grant date fair value of the performance-based LTIP II Unit award, assuming achievement at the maximum level of performance, is $12,500,227 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, was $1,251,269 for Mr. Beldin, $2,802,664 for Ms. Cohn, $2,922,072 for Mr. Kimmel, and $700,763 for Mr. Minix. Following the Merger, all restricted stock awards, whether vested or unvested, were cancelled and converted to cash. The Merger Agreement also provided that upon a change of control, all performance goals applicable to restricted stock awards for 2022, 2023, and 2024 be measured at the greater of target level performance and actual performance through the closing date of the transaction, June 28, 2024. As documented in Mr. Considine’s Separation Agreement, certain “LTIP units” in the Operating Partnership held by Mr.

Table of Content
Considine vested in accordance with their terms as of the October 2, 2024 as a result of Mr. Considine’s departure within one year following a change in control of AIR, which resulted in the vesting of 246,356 LTIP I Units and 2,562,284 LTIP II Units as of the Separation Date. Mr. Considine’s OP Units (including OP Units received upon conversion of Mr. Considine's LTIP I Units) and vested LTIP II Units, remain subject to their existing terms.
(2)This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2023, refer to Note 2 to the consolidated financial statements in Item 8 for discussion regarding share-based compensation.
The amounts shown in this column for 2023 include the grant date fair value of the performance-based stock options granted in 2023 based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. The grant date fair value of the options assuming achievement at the maximum level of performance is $277,521 for Mr. Beldin. Following the Merger, all stock options, whether vested or unvested, were cancelled and converted to cash.
(3)The 2024 amounts shown for Messrs. Considine, Beldin, and Kimmel, and Ms. Cohn represent the STI amounts that were earned in the fiscal year. For Mr. Considine, the amount represents his 2024 prorated STI.
(4)Includes discretionary matching contributions and discretionary employer contributions under AIR’s 401(k) plan. For Messrs. Considine and Minix, these amounts also include separation pay. For Mr. Considine, his separation pay is $4,615,385 (3 times base pay of $800,000, 2024 target STI of $2,200,000, ADEA of $15,385) and the restrictive covenants payment is $1,250,000. For Mr. Minix, his separation pay is $1,629,254.
(5)Amounts in this table reflect Mr. Considine’s compensation paid through his departure date. Mr. Considine’s base salary was $630,770. Mr. Considine’s 2024 LTI award consisted of 123,178 performance-based LTIP I Units (at target) for the forward looking, three-year performance period from January 1, 2024, through December 31, 2026, with the number of units earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later. His target STI award was $2,200,000. Pursuant to the terms of the Considine Separation Agreement, Mr. Considine was paid $2,569,370. The “All Other Compensation” amount includes a separation payment of $4,615,385 to Mr. Considine that was paid on January 7, 2025, and a cash payment of $1,250,000 for his timely execution and non-revocation of the Considine Separation Agreement, which is described below.
(6)The amounts shown for Mr. Considine reflect his voluntary reduction of his compensation to offset the compensation he received directly from Aimco. For 2022, Mr. Considine’s: base compensation was $400,000, reduced by him from $700,000; STI target was $1,200,000, reduced by him from $1,800,000; LTI target was $3,400,000, reduced by him from $4,300,000.
(7)Amounts in this table reflect Ms. Cohn’s pre-Merger compensation as well as the changes to her compensation in connection with her October 2024 appointment as Co-Principal Executive Officer. Her base salary target increased from $450,000 to $550,000, and the amount shown is her actual pay. The $889,483 represents a $500,000 bonus paid in connection with the Merger and a $389,483 sign on bonus paid in 2024 (which represents 50% of a total award of $837,438, with the other 50% scheduled to be paid in 2025). Equity Awards for Ms. Cohn in 2024 include a 2024 LTI award consisting of the following: (i) 13,511 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 23,108 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2024, through December 31, 2026, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later. The STI amount of $837,438 is prorated based on Ms. Cohn’s target prior to becoming Co-Principal Executive officer and after such appointment, with the performance metrics on KPI and MAP as described above.
(8)2024 LTI performance was determined to be at a 200% payout for the truncated performance period from January 1, 2024, through June 28, 2024, which was the closing date of the Merger. In connection with the Merger, all restricted stock and stock options awards, whether vested or unvested, were cancelled and converted to cash.
(9)Amounts in this table reflect Mr. Kimmel’s pre-Merger compensation as well as the changes to his compensation in connection with his October 2024 appointment as Co-Principal Executive Officer. His base salary target increased from $450,000 to $550,000, and the amount shown is his actual pay. The $345,108 represents a sign on bonus paid in 2024 (which represents 50% of a total award of $837,438, with the other 50% scheduled to be paid in 2025). Equity Awards for Mr. Kimmel in 2024 include a 2024 LTI award consisting of the following: (i) 38,619 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 16,507 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2024, through December 31, 2026, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later. The STI target amount of $988,688 is prorated based on Mr. Kimmel’s target prior to becoming Co-Principal Executive officer and after such appointment, with the performance metrics on KPI and MAP as described above.
(10)Amounts in this table reflect Mr. Beldin’s compensation. His base compensation is $450,000. The $500,000 was paid in connection with the Merger. Equity Awards for Mr. Beldin in 2024 include 2024 LTI award consisting of the following: (i) 6,032 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 10,317 shares of performance-based restricted stock (at target) for the forward looking three-year performance period from January 1, 2024, through December 31, 2026, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later. The STI amount is $548,782.
(11)Amounts in this table reflect Mr. Minix’s compensation. His base pay, which excludes the $450,000 for his draw, was $12,115. Mr. Minix was responsible for AIR’s portfolio management and led the AIR investment team and was expected to be fully compensated based on transactions, had he remained with the AIR Operating Partnership. Equity Awards for Mr. Minix in 2024 include 2024 LTI award consisting of the following: (i) 3,378 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 5,778 shares of performance-based restricted stock (at target)for the forward looking three-year performance period from January 1, 2024, through December 31, 2026, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later. At the time of his departure on October 7, 2024, Mr. Minix earned $1,629,254 which includes his deferred compensation in respect to transaction close in previous years, a pro-rated portion of his transaction bonus granted in connection with the Merger, his remaining make whole cash grant, and his transaction based STI for 2024.
Grants of Plan-Based Awards in 2024
The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2024. As of June 28, 2024, all restricted stock and stock option grants, whether vested or unvested, were

Table of Content
cancelled and converted to cash in connection with the Merger. 2024 LTI performance was determined to be at a 200% payout, based on a truncated performance period from January 1, 2024, through June 28, 2024, which was the closing date of the Merger. The determination is further described above under the Determination Regarding 2022, 2023, and 2024 Performance Share Awards section. Subsequent to the Merger, no grants of plan-based awards were made.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All other Option Awards Number of Securities Underlying Options			Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)		Threshold (#)	Target (#)	Maximum (#)
Terry Considine	1/1/24	1,100,000	2,200,000	4,400,000
	1/1/24				61,589	123,178	307,945						5,000,093
Lisa R. Cohn	1/1/24	350,000	700,000	1,400,000
	1/1/24							13,511					469,237
	1/1/24				11,554	23,108	57,770						933,373
Keith M. Kimmel	1/1/24	412,500	825,000	1,650,000
	1/1/24							9,651					335,179
	1/1/24				8,254	16,507	41,268						666,747
	3/17/24							28,968					920,024
Paul L. Beldin	1/1/24	212,500	425,000	850,000
	1/1/24							6,032					209,491
	1/1/24				5,159	10,317	25,793						416,719
Joshua Minix	1/1/24	100,000	200,000	400,000
	1/1/24							3,378					117,318
	1/1/24				2,889	5,778	14,445						233,382
(1)On January 1, 2024, the Committee made determinations of target total incentive compensation for 2024 based on achievement of our five corporate goals for 2024, and achievement of specific individual objectives. Approximate target total incentive compensation amounts were as follows: Mr. Considine — $7.2 million; Mr. Beldin — $1.05 million; Ms. Cohn — $2.1 million; Mr. Kimmel — $2.75 million (which target amount was adjusted on March 17, 2024); Mr. Minix — $0.6 million. The awards in this column indicate the 2024 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2024 STI awards earned by each of Messrs. Considine, Beldin, Kimmel, Minix, and Ms. Cohn are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” Ms. Cohn's non-equity incentive plan compensation is an average of her January 1, 2024, target STI and October 18, 2024, target STI. Mr. Kimmel's non-equity incentive plan compensation is an average of his March 17, 2024, target STI and October 18, 2024 target STI. On March 17, 2024, Mr. Kimmel's target STI was changed from $550,000 to $800,000. On October 18, 2024, each of Ms. Cohn and Mr. Kimmel's target STI changed to $850,000.
See the discussion above under "CD&A - How the Committee determined the amount of target total compensation for executive officers."
(2)The amounts in this column include the number of shares underlying LTIP I Units for Mr. Considine, and restricted stock for Messrs. Beldin, Kimmel, and Minix and Ms. Cohn. These awards were granted on January 1, 2024, pursuant to their 2024 LTI award that may be earned — at threshold, target and maximum performance levels — based on relative TSR (50% of each award is based on the AIR’s TSR relative to the Nareit Equity Apartments Index with Multifamily Peer Ranking, 30% of each award is based on our TSR relative to the Nareit Equity Apartments Index and 20% of each award is based on AIR's TSR relative to the MSCI US REIT Index) over a three-year period from January 1, 2024, to December 31, 2026, with the number of units or shares earned, if any, vesting 50% on the later of the third anniversary of the grant date or the date on which performance is determined (but no later than March 15, 2027), and 50% on the fourth anniversary of the grant date.
(3)The amounts in this column reflect the number of shares of time-based restricted stock granted pursuant to the 2024 LTI award, vesting 25% on each anniversary of the grant date. The number of shares of restricted stock was determined based on the five trading days up to and including the grant date, or $34.54 for the January 1, 2024, grant date for Messrs. Beldin, Kimmel, and Minix and Ms. Cohn and $31.76 for Mr. Kimmel's additional grant on March 17, 2024.
(4)This column represents the aggregate grant date fair value of Equity Awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to Note 2 to the consolidated financial statements in Item 8 for discussion regarding share-based compensation for the year ended December 31, 2024. The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards, and LTIP I Unit awards, as applicable, based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718.

Table of Content

	Metric and Valuation per Instrument
	LTIP I Units	Restricted Stock
Relative to Nareit Equity Apartments Index (30% Weighting)	$37.13	$37.03
Relative to MSCI US REIT Index (20% Weighting)	$38.37	$38.26
Relative to Nareit Equity Apartments Index with Multifamily Peer Ranking (50% Weighting) *The maximum payout is 300% if AIR's 3-yr TSR ranks 1st among its peers and the AIR Operating Partnership unitholders have received at least a 25% absolute TSR. Nothing will be paid on this portion of the LTI if the AIR Operating Partnership's TSR ranks last among its peers	$44.08	$43.75
The grant date fair value of the performance based LTIP I Unit award, assuming achievement at the maximum level of performance, is $12,500,227 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $1,251,269 for Mr. Beldin, $2,802,664 for Ms. Cohn, $700,763 for Mr. Minix, and $2,922,072 for Mr. Kimmel. Following the Merger, all restricted stock awards, whether vested or unvested, were cancelled and converted to cash.
Outstanding Equity Awards at Fiscal Year-End 2024
As of December 31, 2024, there are no outstanding Equity Awards due to the Merger, as all restricted stock and stock option awards, whether vested or unvested were cancelled and converted to cash. In connection with Mr. Considine’s decision to resign, certain LTIP units held by him vested, with all remaining unvested LTIP units being forfeited, resulting in the acceleration of share-based compensation. All vested LTIP I units were converted into common OP Units during the fourth quarter of 2024. As of December 31, 2024, there are 2,562,284 vested LTIP II units outstanding at a weighted-average grant date fair value of $9.81 per unit.
Option Exercises and Stock Vested in 2024
The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2024, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(3)
Terry Considine			2,855,692	(4)	72,461,392
Lisa R. Cohn	—	—	7,226		237,325
Keith M. Kimmel	—	—	5,029		165,153
Paul L. Beldin	—	—	2,206		72,487
Joshua Minix	—	—	—		—
(1)Amounts reflected in the table exclude cash consideration received pursuant to the terms of the Merger Agreement upon cancellation of outstanding Equity Awards, as all restricted stock and stock option awards, in connection with Closing.
(2)Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(3)Amounts reflect the closing market price of AIR’s Common Stock on the day the equity instrument vested. The closing price was $33.08 on January 25, 2024, $33.16 on January 28, 2024, $32.92 on January 29, 2024, $32.69 on January 30, 2024, $33.03 on January 31, 2024, $32.80 on February 1, 2024, and $39.12 on June 28, 2024.
(4)This is comprised of 293,408 LTIP II Units. Had those LTIP II Units been converted on the date of vesting, the LTIP II Units value would have been $0.00; however, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at the holder’s election into a number of OP Units determined based on a market value formula less the conversion price. In addition, all vested LTIP I units were converted into common OP Units during the fourth quarter of 2024. As of December 31, 2024, there are 2,562,284 vested LTIP II units outstanding at a weighted-average grant date fair value of $9.81 per unit.
Departure of Mr. Considine
On October 2, 2024, Mr. Considine voluntarily stepped down as CEO of the Operating Partnership and as a director of the Board of AIR. In accordance with Mr. Considine’s employment agreement, he received a lump sum payment for the following amounts (i) payment, on January 7, 2025, of an amount equal to the sum of (x) three times Mr. Considine’s base salary of $800,000 plus (y) Mr. Considine’s target STI for 2024 of $2,200,000; (ii) payment, on or before November 29, 2024, of a pro-rata portion of Mr. Considine’s STI for 2024 in the amount of $2,569,370; (iii) continued medical coverage at the Operating Partnership’s expense of Mr. Considine and his spouse until 18 months following the

Table of Content
Separation Date (iv) payment, on January 7, 2025, of an amount equal to $15,385 in consideration of Mr. Considine’s release of certain claims.
Potential Payments Upon Termination or Change in Control
The NEOs are entitled to certain severance payments and benefits upon a qualifying termination of employment or, in the case of a change in control, double trigger accelerated vesting of Equity Awards in the event of a qualifying termination of employment that occurs within one year following a change in control. Severance payments are calculated differently for Mr. Beldin than for Ms. Cohn and Mr. Kimmel. The terms of these arrangements are described under “CD&A — Post-Employment Compensation and Employment and Severance Arrangements — Executive Employment Arrangements, Executive Severance Arrangements and Equity Award Agreements” above.
In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2024. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from AIR. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2024.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death	Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Competition Payments ($)(2)
Lisa R. Cohn	—	—	—	—	—	—	3,184,113	(3)	1,434,113	(4)	1,434,113	(4)	1,434,113	(4)	—
Keith M. Kimmel	—	—	—	—	—	—	3,186,554	(3)	1,436,554	(4)	1,436,554	(4)	1,436,554	(4)	—
Paul L. Beldin	—	—	—	—	—	—	548,782	(5)	903,271	(6)	903,271	(6)	1,733,996	(7)	600,000
(1)As of December 31, 2024, there are no outstanding Equity Awards, as all restricted stock and stock option awards were cancelled and converted to cash as a result of the Merger.
(2)Amounts assume the agreements were enforced by the AIR Operating Partnership and that non-competition payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by AIR without cause.
(3)For each of Mr. Kimmel and Ms. Cohn, the amount consists of (i) a lump sum cash payment equal to the sum of (a) one times the base salary of $550,000, (b) target STI of $850,000 (c) target LTI of $1,750,000, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $35,333.
(4)For each of Mr. Kimmel and Ms. Cohn, the amount consists of (i) a lump sum cash payment equal to the sum of (a) one times the base salary of $550,000, (b) target STI of $850,000, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $35,333, as payable pursuant to the terms of their offer letters.
(5)For Mr. Beldin, the amount consists of a lump sum cash payment equal to the amount of 2024 STI paid, as payable pursuant to the Executive Severance Policy.
(6)For Mr. Beldin, the amount consists of (i) a lump sum cash payment equal to the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $36,273, as payable pursuant to the Executive Severance Policy.
(7)Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and the average of the amount of STI paid for the previous three years, as payable pursuant to the Executive Severance Policy.
Pay Ratio Disclosure
We believe that executive pay should be internally consistent and equitable to motivate our teammates to create stockholder value. Our Co-Principal Executive Officers as of December 31, 2024, were Ms. Cohn and Mr. Kimmel. The average annual total compensation for 2024 for Ms. Cohn and Mr. Kimmel was $3,682,927, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2024 was $88,861. As a result, we estimate that the average of Ms. Cohn's and Mr. Kimmel’s 2024 total compensation, was approximately 41.45 times that of our median employee.
Our PEOs to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2024 total compensation, consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2024) and other incentive payments for all individuals who were employed by AIR on December 31, 2024, other than our PEOs. Our measuring date of

Table of Content
December 31 remained the same as last year. We included all active employees. We did annualize employee compensation for any employees who were not employed by AIR for the full 2024 calendar year and found no material difference in identifying the median employee from the prior year’s methodology. After identifying the median employee based on 2024 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the “Total” column in the Summary Compensation Table. The above foregoing pay ratio represents a reasonable good faith estimate, calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.
Director Compensation
Prior to the Merger, AIR’s independent directors were compensated in accordance with the terms of AIR’s compensation policies, which reflected status as a publicly traded company; any equity held by such former independent directors was cancelled pursuant to the terms of the Merger Agreement. In connection with the Company Conversion, the Board of Directors was reconstituted, and none of the current directors receive compensation for serving as directors. Mr. Considine, who was not an independent director, did not receive any additional compensation for serving on the Board (before his departure). Mr. Considine's compensation as a named executive officer is detailed elsewhere in this report.

Table of Content
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Operating Partnership does not have any voting securities. As of March 10, 2025, Blackstone Real Estate Partners X L.P controlled 144,568,877 common OP Units through its indirect control of the General Partner and Special Limited Partner, which directly holds such units.
The following table sets forth certain information available to the AIR Operating Partnership, as of March 10, 2025, with respect to the Partnership Units beneficially owned by (i) each director and named executive officer, and (ii) all directors and executive officers as a group. The business address of each of the following directors and executive officers is 345 Park Avenue, New York, New York, 10154, unless otherwise specified.

Name of Beneficial Owner	Number of Partnership Units		Percentage Ownership of the AIR Operating Partnership
Directors and Named Executive Officers:
Terry Considine	5,083,416	(1)	3.24%
Lisa R. Cohn	—		—
Keith M. Kimmel	—		—
Paul L. Beldin	—		—
Joshua Minix	—		—
Asim Hamid	—		—
Scott McCallum	—		—
Richard Reyes	—		—
Jacob Werner	—		—
All directors and current executive officers as a group (7 persons)	—		—%
(1)The 5,083,416 OP Units and equivalents held by Mr. Considine is comprised of 2,562,284 vested LTIP II Units, 557,303 OP Units directly held by Mr. Considine, 179,735 OP Units held by an entity in which Mr. Considine has sole voting and investment power, 1,591,672 OP Units and equivalents held by Titahotwo Limited Partnership RLLLP, a registered limited liability limited partnership for which Mr. Considine serves as the general partner and holds a 0.5% ownership interest, and 192,422 OP Units held by Mr. Considine’s spouse, for which Mr. Considine disclaims beneficial ownership.
Equity Compensation Plan Information Table
As of December 31, 2024, there are no outstanding restricted stock and stock option awards due to the Merger, as all restricted stock and stock option awards, whether vested or unvested, were cancelled and converted to cash. There are outstanding LTIPs for Mr. Considine as reflected in the table below.

Plan Category	Number of Securities to be issued upon exercise or vesting of outstanding options, warrants, and stock rights (a)(1)	Weighted-Average exercise price of outstanding options, warrants, and stock rights (b)(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by unitholders	2,562,284	$28.28	—
Equity compensation plans not approved by unitholders	—	—	—
Total	2,562,284	$28.28	—
(1)During 2024, we granted LTIP I units with a weighted-average grant date fair value of $40.59, and we did not grant any LTIP II units during 2024. In connection with Mr. Considine’s decision to resign, certain LTIP units held by Mr. Considine vested, with all remaining unvested LTIP units being forfeited, resulting in the acceleration of share-based compensation. All vested LTIP I units were converted into common OP Units during the fourth quarter of 2024. As of December 31, 2024, there are 2,562,284 vested LTIP II units outstanding at a weighted-average grant date fair value of $9.81 per unit.
(2)In connection with the Merger, the Apartment Income REIT Corp. 2020 Stock Award and Incentive Plan was terminated; accordingly, no new equity awards may be issued under such plan.

Table of Content
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Review, Approval or Ratification of Related Person Transactions
The AIR Operating Partnership recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of the AIR Operating Partnership and its unitholders. Accordingly, as a general matter, it is our preference to avoid related person transactions. Nevertheless, we recognize that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of the AIR Operating Partnership and its unitholders. Our executives have oversight for related person transactions. They will review transactions, arrangements or relationships in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in the aggregate in any calendar year, (2) the AIR Operating Partnership (or any Operating Partnership entity) is a participant, and (3) any related party has or will have a direct or indirect interest. The Board has also given its standing approval for certain types of related person transactions, including certain employment arrangements and transactions in which all unitholders receive pro rata benefits. Since the beginning of 2024, there have been no related person transactions that were required to be disclosed under the SEC rules.
Independence of Directors
As a privately-held company with no securities listed on a national securities exchange, we are not required to have independent directors on our Board. Accordingly, we have not made any determinations of independence with respect to any of our directors.

Table of Content
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Below is information on the fees billed for services rendered by Deloitte & Touche LLP, our independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) during the years ended December 31, 2024 and 2023.

Year Ended December 31,
	2024	2023
DELOITTE ENTITIES FEES
Aggregate fees billed for services	$5.5 million	$4.9 million
Audit Fees: Including fees associated with the audit of our annual financial statements, internal controls, and interim reviews of financial statements	$2.7 million	$2.5 million
Audit-Related Fees: Including fees related to benefit plan audits, registration statements, comfort letters, and consents	$0.2 million	$0.3 million
Tax Fees:
Tax Compliance Fees (1)	$1.6 million	$1.6 million
Tax Consulting Fees (2)	$1.0 million	$0.5 million
Total Tax Fees	$2.6 million	$2.1 million
(1)Tax compliance fees consist primarily of income tax return preparation and income tax return review fees related to the income tax returns of AIR, the AIR Operating Partnership, and certain of the AIR Operating Partnership’s subsidiaries and affiliates.
(2)Tax consulting fees consist primarily of amounts attributable to routine advice related to various transactions, and assistance related to income tax return examinations by governmental authorities.
BOARD OF DIRECTORS' PRE-APPROVAL POLICIES
The Operating Partnership has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire Board of Directors to serve the functions of an audit committee, with designated members assigned to pre-approve all audit and permissible non-audit services to be performed by the Deloitte Entities, with such approval occurring in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services. All of the services described in the Principal Accountant Fees and Services section above were approved pursuant to the annual engagement letter or in accordance with the pre-approval policy (including the former pre-approval policy that applied prior to the Merger).

Table of Content
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	Exhibits.
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 7, 2024, by and among Apartment Income REIT Corp., Apex Purchaser LLC, Aries Purchaser LLC, Astro Purchaser LLC, and Astro Merger Sub Inc. (Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on April 8, 2024 is incorporated herein by this reference)

3.1
Amendment to Certificate of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

3.2	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Quarterly Report on Form 10-Q dated May 4, 2022 is incorporated herein by this reference)

3.3
Amendment No. 1 To The Seventh Amended And Restated Agreement Of Limited Partnership Of Apartment Income REIT, L.P., Dated June 25, 2024 (Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on June 25, 2024 is incorporated herein by this reference)

3.4
Amendment No. 2 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P., Dated June 25, 2024 (Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

4.1	Description of Apartment Income REIT, L.P.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1
Loan Agreement, dated as of July 26, 2024, among Wells Fargo Bank, National Association, Morgan Stanley Mortgage Capital Holdings LLC, Société Générale Financial Corporation, Bank of Montreal, JPMorgan Chase Bank, National Association, Barclays Capital Real Estate Inc., Goldman Sachs Bank USA, Bank of America, N.A., and German American Capital Corporation, collectively, as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on August 1, 2024 is incorporated herein by this reference)

10.2
Loan Agreement, dated as of September 18, 2024, among Wells Fargo Bank, National Association, Morgan Stanley Mortgage Capital Holdings LLC, Société Générale Financial Corporation, Bank of Montreal, JPMorgan Chase Bank, National Association, Barclays Capital Real Estate Inc., Goldman Sachs Bank USA, Bank of America, N.A., and German American Capital Corporation, collectively, as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 20, 2024 is incorporated herein by this reference)

10.3	Form of Apartment Income REIT Corp. 2020 Stock Award and Incentive Plan (Exhibit 10.11 to AIR’s Current Report on Form 8-K filed December 15, 2020 is incorporated herein by this reference)*

10.4
Form of Performance Vesting LTIP II Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.20 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.5	Form of Apartment Income REIT Corp. Executive Severance Policy (Exhibit 10.8 to AIR’s Annual Report on Form 10-K, filed March 1, 2022, is incorporated herein by this reference)*

Table of Content

10.6
Employment Agreement, dated December 21, 2017, by and between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.1 to Aimco’s Current Report on Form 8-K filed December 21, 2017, is incorporated herein by this reference)*

10.7
Amendment, dated December 22, 2023, to the Employment Agreement by and between Terry Considine and Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Current Report on Form 8-K filed December 27, 2023, is incorporated herein by this reference)*

10.8
Amendment to Performance Vesting LTIP II Unit Agreement, dated as of June 28, 2024 between Apartment Income REIT Corp., Apartment Income REIT, L.P. and Terry Considine (Exhibit 10.2 to the registrant's Current Report on Form 10-Q filed on August 9, 2024 is incorporated herein by this reference)*

10.9
Separation Agreement, dated as of October 2, 2024, by and among Terry Considine, Apartment Income REIT, L.P. and Apartment Income REIT LLC (Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 8, 2024 is incorporated herein by this reference)*

10.10
Separation Agreement and General Release, dated as of October 8, 2024, by and among Joshua Minix, Apartment Income REIT, L.P. and Apartment Income REIT LLC (Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 8, 2024 is incorporated herein by this reference)*

10.11
Offer Letter, effective as of October 18, 2024, by and between Lisa Cohn and Apartment Income REIT, L.P. (Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 24, 2024 is incorporated herein by this reference)*

10.12
Offer Letter, effective as of October 18, 2024, by and between Keith Kimmel and Apartment Income REIT, L.P. (Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on October 24, 2024 is incorporated herein by this reference)*

21.1	List of Subsidiaries

31.1	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Principal Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101
The following materials from the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive (loss) income; (iv) consolidated statements of partners’ (deficit) capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) Schedule III

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INCOME REIT, L.P.
By: AIR-GP LLC, its General Partner

By:	/s/ LISA COHN
Lisa Cohn
Co-Principal Executive Officer
Date:	March 19, 2025

By:	/s/ KEITH KIMMEL
Keith Kimmel
Co-Principal Executive Officer
Date:	March 19, 2025

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LISA COHN	President, General Counsel, and Director	March 19, 2025
Lisa Cohn	(co-principal executive officer)

/s/ KEITH KIMMEL	President of Property Operations	March 19, 2025
Keith Kimmel	(co-principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	March 19, 2025
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ MOLLY H.N. SYKE	Vice President and Chief Accounting Officer	March 19, 2025
Molly H.N. Syke	(principal accounting officer)

/s/ JACOB WERNER	Director	March 19, 2025
Jacob Werner

/s/ ASIM HAMID	Director	March 19, 2025
Asim Hamid

/s/ RICHARD REYES	Director	March 19, 2025
Richard Reyes

/s/ SCOTT MCCALLUM	Director	March 19, 2025
Scott McCallum

Table of Content
APARTMENT INCOME REIT, L.P.
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the partners of Apartment Income REIT, L.P. and the Board of Directors of Apartment Income REIT LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apartment Income REIT, L.P. and subsidiaries (the "AIR Operating Partnership") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, partners' (deficit) capital and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the AIR Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the AIR Operating Partnership's management. Our responsibility is to express an opinion on the AIR Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the AIR Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The AIR Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the AIR Operating Partnership's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate— Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Upon the acquisition of real estate, the AIR Operating Partnership allocates the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. Real estate is individually evaluated for impairment periodically when conditions exist, which includes assumptions regarding the expected hold period, that may indicate the carrying amount of an asset may not be recoverable. Upon determination that an impairment has occurred, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value (less costs to sell, if applicable) of the community. An apartment community is classified as held for sale when all relevant criteria for a plan of sale have been met.

Table of Content
Given management's (1) judgments and assumptions used to determine purchase price allocation based on the relative fair value of the assets acquired and liabilities assumed, (2) evaluation of gain or loss on disposition, (3) evaluation of possible impairment indicators of real estate, including the evaluation of the expected hold period, and (4) application of held for sale criteria, performing audit procedures to evaluate real estate was challenging and required an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate included the following, among others:
• For all apartment communities acquired during the year, we evaluated the accuracy of the amounts recorded and appropriate transfer of title.
• We evaluated the (1) valuation methodologies utilized and (2) allocation of the initial purchase price for acquired apartment communities comparing the purchase price allocation for each apartment community acquired to an independently developed expectation formed utilizing recent historical property acquisitions in similar markets by the AIR Operating Partnership.
• For all apartment communities disposed of during the year, we evaluated the terms and conditions of the arrangement to assess whether the disposition was properly recorded, including the removal of relevant assets and liabilities from the accounting records, recognition and measurement of non-cash consideration received, and related gain or loss on disposition.
• We evaluated management's impairment analysis by assessing real estate assets for possible indications of impairment, including inquiring with management, searching for adverse asset-specific and/or market conditions, and evaluating the information included in the AIR Operating Partnership’s evaluation of impairment indicators. For any apartment communities with impairment indicators, we evaluated the completeness and accuracy of the information used to estimate any impairment, including verification of the mathematical accuracy.
• For any apartment communities being considered for disposition, or that were evaluated by management against the criteria to be classified as held for sale during the year ended December 31, 2024, we further evaluated whether the change in the estimated holding period for these communities resulted in impairment losses by comparing the estimated fair value, which includes the estimated selling price, to the carrying amount of the apartment communities.
• We evaluated whether there were any apartment communities being considered for disposition within one year of December 31, 2024 as to whether these apartment communities met the criteria to be classified as held for sale as of December 31, 2024 through inquiring with management, inspecting company-prepared materials and documentation, inspection of any purchase and sale agreements executed subsequent to December 31, 2024, and any other indicators that management intends to dispose of any real estate in the near-term.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 19, 2025

We have served as the AIR Operating Partnership's auditor since 2021.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023
(In thousands)

	2024	2023
ASSETS
Buildings and improvements	$6,501,386	$6,324,857
Land	1,297,106	1,285,710
Total real estate	7,798,492	7,610,567
Accumulated depreciation	(2,503,088)	(2,245,589)
Net real estate	5,295,404	5,364,978
Cash and cash equivalents	616,452	91,401
Restricted cash	28,007	26,090
Investment in unconsolidated real estate partnerships	341,357	336,077
Goodwill	32,286	32,286
Other assets, net	262,036	283,920
Total assets	$6,575,542	$6,134,752

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Non-recourse property debt, net	$6,241,869	$2,223,791
Term loans, net	—	473,701
Revolving credit facility borrowings	—	115,000
Unsecured notes payable, net	—	397,852
Total indebtedness	6,241,869	3,210,344
Accrued liabilities and other	309,137	296,894
Total liabilities	6,551,006	3,507,238

Commitments and contingencies (Note 8)

Redeemable preferred units	56,827	77,140

Partners’ (deficit) capital:
Preferred units	—	2,000
General Partner and Special Limited Partner	(61,484)	2,349,896
Limited Partners	126,848	284,451
Partners’ capital attributable to the AIR Operating Partnership	65,364	2,636,347
Noncontrolling interests in consolidated real estate partnerships	(97,655)	(85,973)
Total partners’ (deficit) capital	(32,291)	2,550,374
Total liabilities, redeemable preferred units, and partners’ (deficit) capital	$6,575,542	$6,134,752
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2024, 2023, and 2022
(In thousands, except per unit data)

	2024	2023	2022
REVENUES
Rental and other property revenues	$785,507	$809,875	$764,192
Other revenues	15,094	10,161	9,531
Total revenues	800,601	820,036	773,723

EXPENSES
Property operating expenses	241,712	244,095	231,791
Property management expenses	33,958	31,737	29,473
Depreciation and amortization	325,362	342,593	350,945
General and administrative expenses	29,766	25,494	24,939
Other expenses, net	75,992	25,889	9,073
	706,790	669,808	646,221

Interest income	16,577	8,314	50,264
Interest expense	(260,388)	(129,654)	(116,459)
Loss on extinguishment of debt	(36,888)	(2,008)	(23,636)
Gain on dispositions of real estate and impairments of real estate, net	3,951	677,740	939,806
Gain on derivative instruments, net	11,235	16,742	—
Loss from unconsolidated real estate partnerships	(17,035)	(29,648)	(3,504)
Merger-related costs	(169,409)	—	—
(Loss) income before income tax benefit (expense)	(358,146)	691,714	973,973
Income tax benefit (expense)	2,304	(2,427)	(3,923)
Net (loss) income	(355,842)	689,287	970,050
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(5,270)	(5,185)	(458)
Net (loss) income attributable to the AIR Operating Partnership	(361,112)	684,102	969,592
Net income attributable to the AIR Operating Partnership's preferred unitholders	(5,973)	(6,452)	(6,560)
Net loss (income) attributable to participating securities	66	(485)	(618)
Net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(367,019)	$677,165	$962,414

Net (loss) income attributable to the AIR Operating Partnership common unitholders per unit – basic	$(2.38)	$4.29	$5.86
Net (loss) income attributable to the AIR Operating Partnership common unitholders per unit – diluted	$(2.38)	$4.27	$5.81

Weighted-average common units outstanding – basic	154,016	157,687	164,141
Weighted-average common units outstanding – diluted	154,016	160,008	166,635
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2024, 2023, and 2022
(In thousands)

	2024	2023	2022
Net (loss) income	$(355,842)	$689,287	$970,050
Unrealized gain on derivative instruments, net	—	2,955	47,049
Reclassification of interest rate derivative (gain) loss to net (loss) income	(15,464)	(25,823)	273
Comprehensive (loss) income	(371,306)	666,419	1,017,372
Comprehensive income attributable to noncontrolling interests	(5,270)	(5,185)	(458)
Comprehensive (loss) income attributable to the AIR Operating Partnership	$(376,576)	$661,234	$1,016,914
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ (DEFICIT) CAPITAL
For the Years Ended December 31, 2024, 2023, and 2022
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' (Deficit) Capital
Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption and repurchase of common partnership units	—	(316,710)	(11,174)	(327,884)	—	(327,884)
Conversion of common partnership units	—	119	(119)	—	—	—
Amortization of share-based compensation cost	—	4,270	3,696	7,966	—	7,966
Effect of changes in ownership of consolidated entities	—	(7,791)	7,791	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	(5,529)	—	(5,529)	120	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	9,206	9,206
Other comprehensive income	—	43,562	3,760	47,322	—	47,322
Net income	—	904,432	58,772	963,204	458	963,662
Distributions to common unitholders	—	(277,639)	(17,821)	(295,460)	—	(295,460)
Distributions to noncontrolling interests	—	—	—	—	(17,623)	(17,623)
Other, net	(129)	(1,193)	(244)	(1,566)	(63)	(1,629)
Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Redemption and repurchase of common partnership units	—	(148,956)	(18,507)	(167,463)	—	(167,463)
Issuance of common partnership units	—	—	22,383	22,383	—	22,383
Amortization of share-based compensation cost	—	4,488	4,808	9,296	—	9,296
Effect of changes in ownership of consolidated entities	—	(8,260)	10,771	2,511	(1,398)	1,113
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	5,691	5,691
Other comprehensive loss	—	(21,170)	(1,698)	(22,868)	—	(22,868)
Net income	—	635,101	42,721	677,822	5,185	683,007
Distributions to common unitholders	—	(266,422)	(17,704)	(284,126)	—	(284,126)
Distributions to noncontrolling interests	—	—	—	—	(14,376)	(14,376)
Other, net	—	219	3	222	(294)	(72)
Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
Redemption of common partnership units	—	—	(32,152)	(32,152)	—	(32,152)
Amortization of share-based compensation cost	—	11,843	11,814	23,657	—	23,657
Effect of changes in ownership of consolidated entities	—	(24,119)	24,119	—	—	—
Other comprehensive loss	—	(14,255)	(1,209)	(15,464)	—	(15,464)
Net (loss) income	—	(343,791)	(23,157)	(366,948)	5,270	(361,678)
Merger-related distributions	—	(1,976,696)	(129,253)	(2,105,949)	—	(2,105,949)
Distributions to common unitholders	—	(64,649)	(7,765)	(72,414)	—	(72,414)
Distributions to noncontrolling interests	—	—	—	—	(17,552)	(17,552)
Redemption of preferred units	(2,000)	—	—	(2,000)	—	(2,000)
Other, net	—	287	—	287	600	887
Balances at December 31, 2024	$—	$(61,484)	$126,848	$65,364	$(97,655)	$(32,291)
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022
(In thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(355,842)	$689,287	$970,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	325,362	342,593	350,945
Gain on dispositions of real estate, impairments of real estate, net	(3,951)	(677,740)	(939,806)
Loss on extinguishment of debt	36,888	2,008	23,636
Income tax (benefit) expense	(2,304)	2,427	3,923
Write-off of pre-development, development, and redevelopment costs	14,329	—	—
Share-based compensation expense	22,931	8,874	7,463
Amortization of debt issuance costs	14,084	5,821	5,522
Other, net	28,456	23,410	(2,327)
Net changes in operating assets and operating liabilities
Other assets, net	19,462	5,338	27,864
Accrued liabilities and other	11,726	(31,618)	(26,713)
Total adjustments	466,983	(318,887)	(549,493)
Net cash provided by operating activities	111,141	370,400	420,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(249,572)	(346,626)	(861,320)
Capital expenditures	(147,328)	(173,662)	(192,404)
Distributions from unconsolidated real estate partnerships	27,470	207,101	—
Initial contributions to unconsolidated real estate partnerships	—	(51,836)	—
Proceeds from dispositions of real estate	1,193	52,066	1,209,241
Purchase of corporate assets	(10,970)	(15,862)	(13,940)
Proceeds from repayment of note receivable	—	—	534,127
Other investing activities, net	(5,929)	15,757	(25,447)
Net cash (used in) provided by investing activities	(385,136)	(313,062)	650,257
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt, net	7,688,718	1,005,920	54,156
Principal repayments on non-recourse property debt	(3,577,733)	(119,508)	(449,535)
Repayment of term loans	(475,000)	(325,000)	(350,000)
(Repayments of) issuance of unsecured notes payable	(400,000)	—	400,000
Net (repayments of) borrowings on revolving credit facility	(115,000)	(347,000)	159,205
Payment of deferred loan costs	(28,400)	(10,894)	(4,872)
Payment of debt extinguishment costs	(11,659)	(1,115)	(22,680)
Merger-related distributions, net	(2,105,949)	—	—
Redemption of common and preferred OP units	(53,236)	(18,507)	(13,394)
Payment of distributions to General Partner and Special Limited Partner	(64,649)	(266,140)	(277,551)
Payment of distributions to Limited Partners	(7,765)	(18,108)	(17,849)
Payment of distributions to noncontrolling interests	(17,552)	(14,377)	(17,623)
Repurchases of common partnership units held by General Partner and Special Limited Partner	(24,596)	(124,361)	(316,710)
Redemption of preferred units	(2,000)	—	—
Other financing activities, net	(4,216)	(2,162)	(5,317)
Net cash provided by (used in) financing activities	800,963	(241,252)	(862,170)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	526,968	(183,914)	208,644
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	117,491	301,405	92,761
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$644,459	$117,491	$301,405
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022
(In thousands)

	2024	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$245,965	$128,431	$114,340
Cash paid for income taxes	$1,044	$5,720	$5,528
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$—	$101,215	$—
Issuance of common OP Units in connection with acquisition of real estate	$—	$22,383	$—
Investment in unconsolidated real estate partnerships for contribution of real estate	$30,976	$270,730	$—
Other non-cash transactions:
Recognition of right-of-use lease assets	$—	$—	$80,651
Recognition of lease liabilities	$—	$—	$80,651
Accrued capital expenditures (at end of period)	$6,120	$5,287	$10,701
Accrued repurchases of common partnership units (at end of period)	$—	$24,595	$—
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 1 — Basis of Presentation and Organization
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Apartment Income REIT, L.P. (“AIR Operating Partnership” or the “Operating Partnership”), and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in partnerships consolidated by the AIR Operating Partnership that are held by third parties are reflected in AIR Operating Partnership’s accompanying consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships. Net income (loss) and other comprehensive income (loss) are allocated to each partner's capital account.
Except as the context otherwise requires, “we,” “our,” and “us” refer to the AIR Operating Partnership and its consolidated subsidiaries, collectively.
Reclassifications
Certain prior period balances in the consolidated statements of operations, statements of cash flows, statements of partners' (deficit) capital, and the notes to the consolidated financial statements have been combined or reclassified to conform to current period presentation. These changes had no impact on net (loss) income, cash flows, assets and liabilities, or partners’ (deficit) capital previously reported.
Organization and Business
We are focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of December 31, 2024, our portfolio included 77 apartment communities with 27,395 apartment homes, in which we held an average ownership of approximately 81%. Any references to the number of apartment communities and homes, square footage, or occupancy percentage in these notes to our consolidated financial statements are unaudited.
Interests held by the General Partner and Special Limited Partner, and other Limited Partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units.” As of December 31, 2024, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 156,221,778 common OP Units and equivalents legally outstanding.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2024 and 2023, the AIR Operating Partnership consolidated four VIE. Please see Note 13 for further discussion regarding our consolidated VIE.
Real Estate

Table of Content
Acquisitions
Upon the acquisition of real estate, we determine whether the purchase qualifies as an asset acquisition or meets the definition of an acquisition of a business. We generally recognize the acquisition of apartment communities or interests in partnerships that own communities at our cost, including the related transaction costs, as asset acquisitions.
We allocate the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. The fair value of these assets and liabilities is determined using valuation techniques that rely on Level 2 and Level 3 inputs within the fair value framework. We determine the fair value of tangible assets, such as land, buildings, furniture, fixtures, and equipment using valuation techniques that consider comparable market transactions, replacement costs, and other available information. We determine the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and our experience in leasing similar communities.
The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including probable lease renewals for below-market leases, that the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; and (c) the value associated with leased apartment homes during an estimated absorption period, which estimates rental revenue that would not have been earned had leased apartment homes been vacant at the time of acquisition, assuming lease-up periods based on market demand and stabilized occupancy levels. The above- and below-market lease intangibles are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.
Capital Additions
We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including tangible apartment community improvements and replacements of existing apartment community components. Costs, including ordinary repairs, maintenance, and resident turnover costs, are charged to property operating expense as incurred.
For the years ended December 31, 2024, 2023, and 2022, we capitalized to buildings and improvements $13.3 million, $16.2 million, and $16.6 million of indirect costs, respectively.
Dispositions
A property is classified as held for sale when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (ii) the asset or disposal group is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (iv) the sale of the asset or disposal group is probable and is expected to be completed within one year; (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, which is typically indicated by receipt of all non-refundable deposits from the buyer pursuant to a sales contract. Depreciation of assets ceases upon designation of a property as held for sale.
For sales of real estate, we evaluate whether the disposition represents a strategic shift that has, or will have, a major effect on our operations and financial results. If so, it is classified as discontinued operations in our consolidated financial statements for all periods presented. If not, it is presented in continuing operations in our consolidated financial statements. The disposal of an individual property generally will not represent a strategic shift that has a major effect, and therefore will typically not meet the criteria for classification as a discontinued operations.
Gain or loss on real estate dispositions are recognized when we no longer hold a controlling financial interest in the real estate and sufficient consideration has been received. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received.

Table of Content
Impairment
Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. If an impairment indicator exists, we compare the asset’s expected future undiscounted cash flows to its current carrying value to assess whether impairment measurement is necessary. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the real estate and other long-lived assets.
The measurement of impairment is based on the fair value of the community and incorporates various estimates, assumptions, and market data, the most significant being rental rates, operating expense assumptions, expected hold period, capitalization rate, and purchase and sale agreements. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rates are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgment.
We did not recognize any such impairment during the years ended December 31, 2024 and 2022. During 2023, we recognized a non-cash impairment loss on real estate of $23.6 million.
Cash and Cash Equivalents
We classify highly liquid investments with an original maturity of three months or less as cash equivalents. We maintain cash equivalents in financial institutions in excess of insured limits. We have not experienced any losses in these accounts in the past and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.
Restricted Cash
As of December 31, 2024 and 2023, restricted cash primarily consists of capital replacement reserves, real estate tax and insurance escrow accounts held by lenders, and resident security deposits.
Goodwill
As of December 31, 2024 and 2023, goodwill associated with our reportable segments totaled $32.3 million. We perform an impairment test of goodwill annually, or when an interim triggering event occurs, by evaluating qualitative and quantitative factors, if necessary, to determine the likelihood that goodwill may be impaired. As a result of our annual impairment test, we determined that our goodwill was not impaired during the years ended December 31, 2024, 2023, and 2022.
Accrued Liabilities and Other
As of December 31, 2024 and 2023, accrued liabilities and other was comprised of the following amounts (in thousands):

	2024	2023
Lease liability	$137,318	$135,637
Accrued expenses and other	171,819	161,257
Total accrued liabilities and other	$309,137	$296,894
Investment in Unconsolidated Real Estate Partnerships
We may own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, we recognize our share of the earnings or losses of the entity for the periods presented, inclusive of our share of any impairments and disposition gains or losses recognized by and related to such entities, and we present such amounts within loss from unconsolidated real estate partnerships in our consolidated statements of operations. Investment in unconsolidated real estate partnerships is included as a separate line item in our consolidated balance sheets.

Table of Content
Investments in unconsolidated real estate partnerships are reviewed for impairments. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. We determine the fair value of investments in unconsolidated real estate partnerships using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, our experience in leasing similar communities, and current plans. We recognized no such impairments for the years ended December 31, 2024, 2023, and 2022.
The excess of our cost of the acquired partnership interests over our share of the partners’ equity or deficit are included as a part of our investments in unconsolidated real estate partnerships. We amortize the excess cost over the term of the joint venture agreement. The amortization is recorded as an adjustment of the amounts of earnings or losses we recognize from such unconsolidated real estate partnerships. Please see Note 7 for further discussion regarding our investment in unconsolidated real estate partnerships.
Noncontrolling Interests in Consolidated Real Estate Partnerships
We generally report the unaffiliated partners’ interests in the net assets of our consolidated real estate partnerships as noncontrolling interests in consolidated real estate partnerships within the consolidated statements of partners’ (deficit) capital. If a real estate partnership includes redemption rights that are not within the AIR Operating Partnership’s control, the noncontrolling interest is included as temporary equity.
The assets of real estate partnerships consolidated by the AIR Operating Partnership must first be used to settle the liabilities of such consolidated real estate partnerships. These consolidated real estate partnerships’ creditors do not have recourse to the general credit of the AIR Operating Partnership.
Noncontrolling interests in consolidated real estate partnerships consist primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. We generally attribute to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our partners’ (deficit) capital accounts.
The terms of the related partnership agreements generally require the partnerships to be liquidated following the sale of the underlying real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests.
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire or partial interest in a consolidated real estate partnership. The effect on our partners’ (deficit) capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2024, 2023, and 2022, is shown in our consolidated statements of partners’ (deficit) capital. The effect on our partners’ (deficit) capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated statements of operations as gains or losses on dispositions of real estate and accordingly the effect on our partners’ (deficit) capital is reflected within the amount of net (loss) income allocated to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.
Noncontrolling Interests in the AIR Operating Partnership
Noncontrolling interests in the AIR Operating Partnership consist of common OP Units held by limited partners and preferred OP Units. Holders of preferred OP Units participate in the AIR Operating Partnership’s income or loss only to the extent of their preferred distributions. The AIR Operating Partnership’s income or loss is allocated to the holders of common OP Units based on the weighted-average number of common OP Units outstanding during the period. During the years ended December 31, 2024, 2023, and 2022, common OP Units held by limited partners had a weighted-average economic ownership interest in the AIR Operating Partnership of 6.14%, 6.37%, and 6.25%, respectively. Please refer to Note 9 for further information regarding the items comprising noncontrolling interests in the AIR Operating Partnership.

Table of Content
Revenue from Leases
We are a lessor primarily for residential leases. Our operating leases with residents may also provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. These reimbursements represent revenue attributable to nonlease components for which the timing and pattern of recognition is the same as the revenue for the lease components. We use the practical expedient that allows us to account for the lease and nonlease components as a single component. Reimbursement and related expense are presented on a gross basis in our consolidated statements of operations, with the reimbursement included in rental and other property revenues attributable to real estate in our consolidated statements of operations. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.
Insurance
We believe our insurance coverages insure our apartment communities adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils. In addition, we have third-party insurance coverage (after self-insured retentions) that defray the costs of large workers’ compensation, health, and general liability exposures. We accrue losses based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.
Depreciation and Amortization
Depreciation for all tangible assets is calculated using the straight-line method over their estimated useful life. Acquired buildings and improvements are depreciated over a useful life based on the age, condition, and other physical characteristics of the asset. Furniture, fixtures, and equipment are generally depreciated over five years.
We depreciate capitalized costs using the straight-line method over the estimated useful life of the related improvement, which is generally 5, 15, or 30 years.
Purchased software and other costs related to software purchased or developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally three to ten years. Purchased equipment is recognized at cost and depreciated using the straight-line method over the estimated useful life of the asset, which is generally five years. Leasehold improvements are also recorded at cost and depreciated on a straight-line basis over the shorter of the asset’s estimated useful life or the term of the related lease.
Certain homogeneous items that are purchased in bulk on a recurring basis, such as appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of apartment community casualties, where the net book value of the lost asset is written off in the determination of casualty gains or losses, we generally do not recognize any loss in connection with the replacement of an existing apartment community component because normal replacements are considered in determining the estimated useful life used in connection with our composite and group depreciation methods.
Share-Based Compensation
During 2024, we granted restricted stock awards with a weighted-average grant date fair value of $36.81 per unit, and we did not grant any stock options during 2024. On June 28, 2024, AIR completed the Merger Agreement, and as a result, all outstanding stock options and restricted stock awards were cancelled, resulting in the acceleration of share-based compensation. As of December 31, 2024, there were no stock options or restricted stock awards outstanding.
During 2024, we granted LTIP I units with a weighted-average grant date fair value of $40.59 per unit, and we did not grant any LTIP II units during 2024. In connection with the resignation of Terry Considine, certain LTIP units held by Mr. Considine vested, with all remaining unvested LTIP units being forfeited, resulting in the acceleration of share-based compensation. All vested LTIP I units were converted into common OP Units during the fourth quarter of 2024. As of December 31, 2024, there are 2,562,284 vested LTIP II units outstanding at a weighted-average grant date fair value of $9.81 per unit. Refer to Note 4 for further discussion on the departure of certain executive officers and distributions.

Table of Content
Total compensation cost recognized for share-based awards was as follows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Share-based compensation expense (1)	$22,931	$8,874	$7,463
Capitalized share-based compensation (2)	726	422	503
Total share-based compensation	$23,657	$9,296	$7,966
(1)During the year ended December 31, 2024, amounts are recorded in general and administrative expenses, property management expenses, other expenses, net, and merger-related costs in our consolidated statements of operations. During the years ended December 31, 2023 and 2022, amounts are recorded in general and administrative expenses and property management expenses in our consolidated statements of operations.
(2)Amounts are recorded in building and improvements in our consolidated balance sheets.
Refer to Note 3 and Note 4 for further discussion regarding the Blackstone transaction.
Income Taxes
The AIR Operating Partnership is a partnership for federal income tax purposes and as such is not subject to federal income tax. The state and local tax laws may not conform to the United States federal income tax treatment, and AIR Operating Partnership may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net (loss) income.
Certain of our operations, or a portion thereof, including certain property management and risk management activities, are conducted through taxable REIT subsidiaries, which are subsidiaries of the AIR Operating Partnership, and each of which we refer to as a TRS. A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT.
For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the AIR Operating Partnership and TRS entities when such transactions occur.
Earnings per Unit
We calculate earnings per unit based on the weighted-average number of common OP Units, common unit equivalents, and dilutive convertible securities outstanding during the period. The AIR Operating Partnership considers both common OP Units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 10 for further information regarding earnings per unit computations.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Accounting Pronouncements Recently Issued
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures," which requires disaggregated information surrounding entity's expenses. The standard is intended to benefit investors by providing more detailed information about the types of expenses in commonly presented expenses captions. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods beginning after

Table of Content
December 15, 2027, with early adoption permitted. We are currently evaluating the guidance and its impact to the consolidated financial statements.
Accounting standards that have been issued by the FASB, or other standards-setting bodies, that are not yet effective or discussed above are not expected to have a material impact on our consolidated financial statements upon adoption.
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
Pursuant to the terms and conditions of the Merger Agreement, among other things:
•Change of Control: Upon Closing, affiliates of Blackstone, indirectly through the Parent Parties, control the General Partner and Special Limited Partner of the AIR Operating Partnership.
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
During the second quarter of 2024, the cancellation of the restricted stock awards resulted in the acceleration of share-based compensation expense of $8.6 million, which is recorded in merger-related costs within the consolidated statements of operations. Of the $8.6 million acceleration, $5.2 million and $3.4 million would have been recorded within general and administrative expenses and property management expenses in our consolidated statements of operations, respectively, through January 2028.
•Preferred Units: All Class A preferred stock outstanding immediately prior to the Closing were redeemed by AIR at a redemption price payable in cash of $100,000 per unit, which resulted in the mirrored preferred units at the AIR Operating Partnership to be cancelled. During the second quarter of 2024, cancellation of the mirrored preferred units resulted in a cash payment of $2.0 million, which was paid in June 2024 in conjunction with the Closing. As of December 31, 2024, the Operating Partnership has no mirrored preferred units outstanding.
Treatment of Partnership Units
The issued and outstanding equity interests of the AIR Operating Partnership, including the common OP units, preferred OP units, and LTIP units were unaffected by the Merger and remain issued and outstanding and continue to have the rights and privileges set forth in the Partnership Agreement.
Merger-related costs
In conjunction with the Merger, and during the year ended December 31, 2024, we incurred cost of $169.4 million which is included in merger-related costs in our consolidated statements of operations. The merger-related costs primarily consist of regulatory, advisory, legal, consulting, banking services, loan assumption fees, and the acceleration of share-based compensation related to the cancellation of the stock options and restricted stock awards discussed above.
Amendments to the Seventh Amended and Restated Agreement of Limited Partnership of the AIR Operating Partnership

Table of Content
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
Additionally, and as a result of Closing, the Operating Partnership elected to use a convenience date of June 30, 2024, for the basis of accounting, as the difference in dates is not material to the presentation of the financial results. In connection with the Merger, we did not elect push-down accounting.
Note 4 — Significant Transactions
Apartment Community Acquisitions
During the year ended December 31, 2024, we acquired one apartment community located in Raleigh, North Carolina and one apartment community located in Bethesda, Maryland. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

Table of Content

Number of apartment communities	2
Number of apartment homes	743
Commercial space acquired (in square feet)	50,500

Purchase price	$236,500
Capitalized transaction costs	3,809
Total consideration	$240,309

Land	$51,548
Building and improvements	177,140
Intangible assets (1)	11,877
Below-market lease liabilities (1)	(256)
Total consideration	$240,309
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
Apartment Community Dispositions
Sold apartment communities during the years ended December 31, 2024, 2023, and 2022, are summarized below (dollars in thousands):

	2024 (1)	2023	2022
Number of apartment communities sold	1	3	18
Number of apartment homes sold	359	257	3,364
Gain on apartment community sales (2)	$3,199	$—	$939,806
(1)    The apartment community acquired in Bethesda, Maryland was subsequently contributed to our joint venture with a global institutional investor (the “Core JV”), which represents an apartment community disposition under GAAP. Upon contribution of the apartment community and the related non-recourse property debt to the Core JV, we received $27.5 million in cash consideration. See Note 7 for discussion regarding our joint venture transactions.
(2)    The apartment communities sold during the year ended December 31, 2023 generated net proceeds of $52.1 million, which approximated their carrying value.
At the end of each reporting period we evaluate whether any communities meet the criteria to be classified as held for sale. As of December 31, 2024, no communities were classified as held for sale.
Write-Off of Pre-development, Development, and Redevelopment Costs
During the year ended December 31, 2024, we wrote off $14.3 million of costs associated with certain pre-development, development, and redevelopment projects which we no longer intend to pursue as a result of the Merger. The write-off of costs associated with these projects represents non-cash activity during the period and is included in other expenses, net, in our consolidated statements of operations.
Distributions
In the first quarter of 2024, we paid regular, recurring distributions per common OP Unit of $0.45. As a result of the announcement of the Merger Agreement on April 7, 2024, no regular, recurring distributions were paid in the second, third, or fourth quarters of 2024.
For the years ended December 31, 2023 and 2022, regular, recurring distributions paid per common OP Unit were $1.80.
In the second quarter of 2024 and in connection with, but effective immediately following, the Closing of the transactions contemplated by the Merger Agreement as described in Note 3, the AIR Operating Partnership paid a special cash distribution in an aggregate amount of $1.2 billion to holders of record of common OP Units and LTIP units

Table of Content
immediately following the effective time of the Merger, representing a distribution of $7.70 per common OP Unit. The special distribution paid to the General Partner and Special Limited Partner was used to fund the Merger.
On August 1, 2024, and in connection with the July 2024 financing transactions described in Note 6, the AIR Operating Partnership paid a special cash distribution in an aggregate amount of $892.0 million to holders of record of common OP Units and LTIP units as of the close of business on July 31, 2024, representing a distribution of $5.80 per common OP Unit.
Departure of Certain Executive Officers
In October 2024, Terry Considine resigned as Chief Executive Officer, as well as from all other director and officer positions held at AIR and its affiliated entities. Additionally, Joshua Minix resigned as Executive Vice President and Chief Investment Officer, along with any other officer positions he held at AIR and its affiliated entities.
As a result of the separation payments in connection with these departures, during the third quarter of 2024, we recorded $9.6 million of incremental compensation expense, which is included in other expenses, net, in our consolidated statements of operations. Additionally, certain LTIP units in the Operating Partnership held by Mr. Considine vested in accordance with their terms, with all remaining unvested LTIP units being forfeited, resulting in the acceleration of share-based compensation expense totaling $7.9 million, which is included in other expenses, net in our consolidated statements of operations for the year ended December 31, 2024.
Note 5 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Fixed lease income	$728,416	$752,068	$715,060
Variable lease income	55,795	56,060	47,358
Total lease income	$784,211	$808,128	$762,418
Generally, our residential leases do not provide extension options and, as of December 31, 2024, have an average remaining term of 9.4 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of December 31, 2024, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2025	$456,674
2026	102,868
2027	15,520
2028	11,387
2029	9,467
Thereafter	25,958
Total	$621,874
Lessee Arrangements
We recognize right-of-use assets and related lease liabilities, which are included in other assets, net and accrued liabilities and other, respectively, in our consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease.
Substantially all of the payments under our ground and office leases are fixed. We exclude options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised. During 2022, we assumed a ground lease for a property acquired in the Washington, D.C. area. Our total lease cost for ground and office leases for the years ended December 31, 2024, 2023, and 2022 was $21.5 million, $21.5 million, and $15.4 million, respectively.

Table of Content
As of December 31, 2024, the ground and office leases have weighted-average remaining terms of 86.3 and 4.6 years, respectively, and weighted-average discount rates of 6.9% and 4.0%, respectively. As of December 31, 2024, minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

2025	$8,217
2026	8,419
2027	8,528
2028	8,501
2029	7,787
Thereafter	1,701,047
Total	1,742,499
Less: Discount	1,605,181
Total lease liability	$137,318
Of the total lease liability as of December 31, 2024, $130.7 million of the balance relates to our ground leases, with the remainder relating to our office leases.
Note 6 — Debt
The following table summarizes our total consolidated indebtedness as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Secured debt:
Fixed-rate property debt due July 2025 to January 2055 (1)	$2,144,797	$2,236,975
Variable-rate property debt due July 2029 to October 2029 (2)	4,140,409	—
Total non-recourse property debt	6,285,206	2,236,975
Debt issuance costs, net of accumulated amortization	(43,337)	(13,184)
Total non-recourse property debt, net	$6,241,869	$2,223,791

Unsecured debt:
Term loans due December 2024 to April 2026	$—	$475,000
Revolving credit facility borrowings due April 2025	—	115,000
4.58% Notes payable due June 2027	—	100,000
4.77% Notes payable due June 2029	—	100,000
4.84% Notes payable due June 2032	—	200,000
Total unsecured debt	—	990,000
Debt issuance costs, net of accumulated amortization	—	(3,447)
Total unsecured debt, net	—	986,553
Total indebtedness	$6,241,869	$3,210,344
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
(2)As of December 31, 2024, $3.0 billion of our variable-rate property debt is economically hedged at an effective interest rate of 6.92% via interest rate swaps. Additionally, $1.0 billion of our variable-rate property debt is economically hedged at a maximum effective interest rate of 7.03% via interest rate caps. The remaining $0.1 billion of our variable-rate property debt is economically hedged at a maximum effective interest rate of 7.99% via an interest rate cap.

Table of Content
As a result of the Merger and subsequent financing transactions completed to finalize our go-forward capital structure, during June, July, and September 2024, we placed net incremental financing of approximately $3.0 billion. The net cash proceeds from these transactions were used to fund the consideration for the Merger, pay for certain costs and expenses related to the Merger, and to fund special distributions as described in Note 4. These transactions resulted in total fixed rate property debt of $2.2 billion with a weighted-average effective interest rate of 3.8%, and total variable rate property debt of $4.1 billion, with a weighted-average effective interest rate, before consideration of in place interest rate swaps and caps, of 7.7%. After consideration of these economic derivatives, the weighted-average effective interest rate on our variable rate debt is 7.0%. The below information provides details on these financing transactions.
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
•$375.0 million of variable-rate non-recourse property debt, which matured in September 2024, bearing interest at one-month term SOFR plus 2.00%, for an initial rate of 7.33%. This debt was refinanced in July 2024 as described below.
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
On July 26, 2024, we placed additional non-recourse variable-rate property debt (the “CMBS 1 Loan”), totaling $3.0 billion, maturing in 2026 and subject to three one-year extension options. The interest rate on the CMBS 1 Loan is equal to one month term SOFR, plus a margin rate of 2.18%, for an initial rate of 7.53%. Additionally, we placed $401.9 million of fixed-rate debt secured by one property. The debt matures in August 2029, bearing interest at 5.49%. The proceeds from these financing transactions were used to repay $1.9 billion and $375.0 million of variable-rate property debt, respectively.
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
As a result of these transactions, we recognized $36.9 million of loss on extinguishment of debt during the year ended December 31, 2024, which represents the unamortized discounts and related expenses and fees associated with the termination of these instruments.
As of December 31, 2024, our fixed-rate property debt was secured by 22 apartment communities that had an aggregate net book value of $1.7 billion. As of December 31, 2024, our variable-rate property debt was secured by 39 apartment communities that had an aggregate net book value of $3.6 billion. Principal and interest on fixed-rate and variable-rate property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.

Table of Content
As of December 31, 2024, the scheduled principal amortization and maturity payments for our outstanding debt balances were as follows (in thousands):

	Amortization	Maturities	Total
2025	$21,400	$300,496	$321,896
2026	18,452	161,950	180,402
2027	19,318	63,098	82,416
2028	13,320	189,652	202,972
2029 (1)	13,673	4,566,053	4,579,726
Thereafter	154,080	763,714	917,794
Total	$240,243	$6,044,963	$6,285,206
(1) Amounts presented above are inclusive of extension options on our non-recourse variable-rate property debt and fixed-rate property debt, as outlined above.
Note 7 — Investment in Unconsolidated Real Estate Partnerships
Joint Venture Transactions
During the second quarter of 2024, we acquired a 359-unit property located in Bethesda, Maryland with 50,500 square feet of commercial space for a purchase price of $150.0 million. In connection with the acquisition, we placed $97.3 million of non-recourse property debt. The property and related non-recourse property debt was subsequently contributed to the Core JV, in which we retain a 53% interest. The contribution of the property and the related non-recourse property debt represents non-cash activity during the period. Upon contribution to the Core JV, we received $27.5 million in cash and recognized a gain of $3.2 million as a result of the disposition which is included in gain on dispositions of real estate and impairments of real estate, net in our consolidated statements of operations.
Unconsolidated Joint Ventures
As of December 31, 2024, the AIR Operating Partnership has equity investments in three significant unconsolidated joint ventures: the Core JV, the joint venture with a global asset manager (the “Value-Add JV”), and the “Virginia JV” (collectively, the “Joint Ventures”). We account for these Joint Ventures utilizing the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV (1)	Value-Add JV (2)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR Operating Partnership Ownership	20%	30%	53%
Outside entities ownership	80%	70%	47%
Number of apartment communities	3	1	12
Apartment homes	1,748	444	3,909
(1)Our partner in the Virginia JV is an affiliate of Blackstone.
(2)A global asset manager acquired a 70% legal ownership in the Huntington Gateway property, but the AIR Operating Partnership is entitled to 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.

Table of Content
The carrying value of our investment in each joint venture is included in investment in unconsolidated real estate partnerships in our consolidated balance sheets. Our exposure to the obligations of the VIEs is limited to the carrying value of the limited partnership interests and our interest of the joint ventures' guarantor non-recourse liabilities. The following tables summarize certain relevant financial information with respect to our investment in unconsolidated joint ventures (in thousands):

	December 31, 2024
	Virginia JV	Value-Add JV	Core JV
Net real estate	$450,164	$137,071	$1,383,264
Other assets, net	7,226	5,757	33,009
Total assets	$457,390	$142,828	$1,416,273

Third-party debt	$395,000	$89,282	$891,097
Accrued liabilities and other	5,643	1,667	14,721
Total liabilities	$400,643	$90,949	$905,818
Total equity	$56,747	$51,879	$510,455

AIR Operating Partnership's investment in balance (1)	$13,501	$30,039	$276,588
(1)    Our investment in balance includes certain basis differences that are subject to amortization. Our investment in unconsolidated real estate partnerships in our consolidated balance sheets also includes $21.2 million related to two immaterial unconsolidated investments.

	December 31, 2023
	Virginia JV	Value-Add JV	Core JV
Net real estate	$467,020	$131,339	$1,258,307
Other assets, net	7,061	7,368	41,882
Total assets	$474,081	$138,707	$1,300,189

Third-party debt	$395,000	$88,741	$793,910
Accrued liabilities and other	4,070	2,528	10,298
Total liabilities	$399,070	$91,269	$804,208
Total equity	$75,011	$47,438	$495,981

AIR Operating Partnership's investment in balance (1)	$17,212	$28,606	$268,931
(1)    Our investment in balance includes certain basis differences that are subject to amortization. Our investment in unconsolidated real estate partnerships in our consolidated balance sheets also includes $21.3 million related to two immaterial unconsolidated investments.

Table of Content
The following tables summarize the financial information related to the Joint Ventures for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	December 31, 2024
	Virginia JV	Value-Add JV	Core JV
Total revenues	$47,576	$13,409	$125,104
Total expenses	59,065	16,442	149,717
Net loss	$(11,489)	$(3,033)	$(24,613)

AIR Operating Partnership's loss from unconsolidated real estate partnerships	$(2,356)	$(811)	$(13,868)

	December 31, 2023
	Virginia JV	Value-Add JV	Core JV
Total revenues	$44,725	$6,665	$51,341
Total expenses	64,779	12,969	94,141
Net loss	$(20,054)	$(6,304)	$(42,800)

AIR Operating Partnership's loss from unconsolidated real estate partnerships	$(3,999)	$(2,772)	$(22,877)

	December 31, 2022
	Virginia JV	Value-Add JV	Core JV
Total revenues	$41,422	$—	$—
Total expenses	57,316	—	—
Net loss	$(15,894)	$—	$—

AIR Operating Partnership's loss from unconsolidated real estate partnerships	$(3,504)	$—	$—
Note 8 — Commitments and Contingencies
Commitments
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

Table of Content
communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future or apartment communities we no longer own or operate.
We are engaged in discussions with the Environmental Protection Agency (“EPA”), regarding contaminated groundwater near an Indiana apartment community that has not been owned by us since 2008, for which we have recognized a contingent liability. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under state oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List (“NPL”) (i.e., as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA to formulate an agreed order to reimburse EPA costs and finish clean-up of the site outside the Superfund program. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
We have a contingent liability related to a property in Lake Tahoe, California. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site where a laundromat, with a self-service dry-cleaning machine, operated. That entity and the current property owner have been remediating the site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board (“Lahontan”). In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We appealed the final order, and on June 1, 2020, the court vacated the Order against us. However, there are still civil suits pending related to this contingent liability. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of December 31, 2024, are immaterial to our consolidated financial statements.
Note 9 — Partners’ (Deficit) Capital
Redeemable Preferred OP Units
The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of December 31, 2024 and 2023, the AIR Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2024	2023	2024	2023
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	5,368	5,368	132	132
Class Three	7.88%	$1.97	472,281	1,310,902	11,807	32,772
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	769,585	769,585	19,240	19,240
Class Seven	7.87%	$1.97	20,970	25,715	524	643
Total			2,003,158	2,846,524	$56,056	$77,140
Each class of preferred OP Units is currently redeemable at the holders’ option. The AIR Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Subject to certain conditions, the Class Four and Class Six preferred OP Units may be converted into common OP Units. These redeemable preferred units are classified within temporary capital in the AIR Operating Partnership’s consolidated balance sheets.
During the years ended December 31, 2024, 2023, and 2022, approximately 843,000, 50, and 89,000 preferred OP Units, respectively, were redeemed in exchange for cash.

Table of Content
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2024	$77,140
Preferred distributions	(5,103)
Redemption of preferred units	(21,084)
Net income allocated to preferred units	5,874
Balance at December 31, 2024	$56,827
AIR Operating Partnership Partners’ (Deficit) Capital
Common Partnership Units
Common OP Unit interests are classified within Partners’ (deficit) capital as General Partner and Special Limited Partner and as Limited Partners within AIR Operating Partnership's consolidated balance sheets.
In connection with the Merger, AIR Operating Partnership will not exercise its right to pay for such redeemed units in the AIR Operating Partnership in shares of AIR's Class A Common Stock, and instead will only pay cash for redemptions. Refer to Note 3 for discussion around the Closing of the transactions contemplated by the Merger Agreement. Common OP Units are redeemable for cash equal to the Net Asset Value ("NAV") at the time of redemption.
During the years ended December 31, 2024, 2023, and 2022, approximately 1,068,000, 528,000 and 251,000 common OP Units, respectively, were redeemed in exchange for cash. Prior to the Merger, during the year ended December 31, 2024, and during the year ended December 31, 2023, no common OP Units were redeemed for shares of AIR's Class A Common Stock. During the year ended December 31, 2022, approximately 3,000 common OP Units were redeemed in exchange for shares of AIR's Class A Common Stock.
Note 10 — Earnings per Unit
We calculate basic earnings per common unit based on the weighted-average number of shares of common OP Units outstanding. We calculate diluted earnings per unit taking into consideration dilutive common unit equivalents and dilutive convertible securities outstanding during the period.
Our common partnership unit equivalents include preferred OP Units, which may be redeemed for cash, and long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings (loss) per unit during these periods.
We include the effect of our long-term incentive partnership units in basic and diluted earnings per unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.

Table of Content
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands, except per unit data):

	2024	2023	2022
Earnings per unit
Numerator:
Basic net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(367,019)	$677,165	$962,414
Effect of dilutive instruments	—	6,280	6,388
Dilutive net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(367,019)	$683,445	$968,802

Denominator – units:
Basic weighted-average common units outstanding	154,016	157,687	164,141
Dilutive common unit equivalents outstanding	—	2,321	2,494
Dilutive weighted-average common units outstanding	154,016	160,008	166,635

Earnings per unit – basic	$(2.38)	$4.29	$5.86
Earnings per unit – diluted	$(2.38)	$4.27	$5.81
Note 11 — Fair Value Measurements
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
Recurring Fair Value Measurements
The following table summarizes investments measured at fair value on a recurring basis, which are presented in other assets, net, and accrued liabilities and other in our consolidated balance sheets (in thousands).

	As of December 31, 2024				As of December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive floating	$66	$—	$66	$—	$14,679	$—	$14,679	$—
Interest rate swaps - pay-floating, receive fixed	$—	$—	$—	$—	$465	$—	$465	$—
Interest rate swaps - forward starting	$—	$—	$—	$—	$331	$—	$331	$—
Interest rate caps - net (1)	$5,262	$—	$5,262	$—	$—	$—	$—	$—
(1)The fair value of interest rate caps, net, is inclusive of $11.0 million related to interest rate caps, offset partially by $5.8 million related to sold interest rate caps.
See Note 12 for discussion regarding our derivative activity during the year.

Table of Content
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of December 31, 2024 and 2023, due to their relatively short-term nature and high probability of realization.
The carrying value of our previously held revolving credit facility and term loans, which were repaid in connection with the Closing, as well as our current variable-rate non-recourse property debt are classified as Level 2 in the GAAP fair value hierarchy. See Note 6 for discussion regarding our financing transactions during the period. As of December 31, 2024 and 2023, the carrying value of our variable-rate debt approximated the estimated fair value as these instruments bear interest at floating rates which approximate market rates.
We classify the fair value of our fixed-rate non-recourse property debt, unsecured notes payable, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$2,144,797	$1,963,083	$2,236,975	$2,001,532
Unsecured notes payable (1)	$—	$—	$400,000	$384,244
Seller financing note receivable, net	$33,151	$32,999	$32,459	$33,042
Preferred equity investment	$23,872	$25,513	$22,693	$23,562
(1)In the second quarter of 2024, in connection with the Closing, we repaid $400.0 million of outstanding principal on our fixed-rate Notes Payable. See Note 6 for discussion regarding our financing transactions during the period.
Note 12 — Derivative Financial Instruments and Hedging Activities
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
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive (loss) income and subsequently reclassified into earnings as an increase or decrease to interest expense. As of December, 31 2024, we had no outstanding derivatives designated as cash flow hedges. During the year ended December 31, 2024, we reclassified gains of $15.5 million out of other comprehensive loss into interest expense, inclusive of the accelerated gain due to the early payoff of fixed-rate loans previously designated as hedged instruments. During the years ended December 31, 2023 and 2022, we reclassified a gain of $25.8 million and a loss of $0.3M out of other comprehensive income into interest expense, respectively. As of December 31, 2024, we estimate that during the next 12 months, we will reclassify into earnings approximately $4.0 million of the unrealized gain in other comprehensive (loss) income.
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain on derivative instruments, net, in our consolidated statements of operations. During the years ended December 31, 2024 and 2023, gain on derivative instruments, net was $11.2 million and $16.7 million, respectively. During the year ended December 31, 2022, no amounts were recognized related to derivatives not designated in a hedge relationship.
Additionally, we have $550.0 million of speculative interest rate swaps previously placed, which continue to have favorable blended interest rates as compared to current market rates.

Table of Content
The following tables summarize our derivative financial instruments (dollars in thousands):

	As of December 31, 2024
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps - pay-fixed, receive-floating	15	$4,550,000	$10,177	$(10,111)
Interest rate caps - net (1)	6	$1,148,500	$11,025	$(5,763)
(1)Interest rate caps, net, is inclusive of four interest rate caps with an aggregate notional value of $4.1 billion, offset partially by two sold interest rate caps with an aggregate notional value of $3.0 billion.

	As of December 31, 2023
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps - pay-fixed, receive-floating	7	$555,000	$15,266	$(587)
Interest rate swaps - pay-floating, receive-fixed	2	$80,000	$472	$(7)
Interest rate swaps - forward starting	1	$50,000	$331	$—
Note 13 — Variable Interest Entities
Consolidated Entities
We consolidate (i) three VIEs that own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) one VIE related to a lessor entity that owns an interest in a property leased to a third party. We are the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest.
The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	December 31, 2024	December 31, 2023
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	14	14
Apartment homes in communities owned by VIEs	4,866	4,866
Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs are summarized in the table below (in thousands):

	December 31, 2024	December 31, 2023
ASSETS:
Net real estate	$972,802	$1,013,770
Cash and cash equivalents	45,554	41,219
Restricted cash	1,876	2,179
Other assets, net	23,904	22,546
LIABILITIES:
Non-recourse property debt, net	$1,309,959	$1,196,280
Accrued liabilities and other	36,743	34,903

Table of Content
Note 14 — Business Segments
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and operated by the AIR Operating Partnership and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2023, two properties acquired in 2024, and two properties undergoing planned property capital investment.
The Co-Principal Executive Officers ("CPEO") are our chief operating decision makers ("CODM"). The CPEO includes our President and General Counsel and the President of Property Operations. They use proportionate property NOI to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.
As of December 31, 2024, our Same Store segment included 69 apartment communities with 24,275 apartment homes and our Other Real Estate segment included eight apartment communities with 3,120 apartment homes.
The following tables present the total revenues, property management and operating expenses, proportionate property net operating income (loss), and income (loss) before income tax benefit (expense) of our segments on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of December 31, 2024 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2024:
Total revenues	$683,735	$79,626	$22,320	$14,920	$800,601
Property management and operating expenses	178,483	27,967	30,185	39,035	275,670
Other operating expenses not allocated to segments (3)	—	—	—	431,120	431,120
Total operating expenses	178,483	27,967	30,185	470,155	706,790
Proportionate property net operating income (loss)	505,252	51,659	(7,865)	(455,235)	93,811
Other items included in income before income tax benefit (4)	—	—	—	(451,957)	(451,957)
Income (loss) before income tax benefit	$505,252	$51,659	$(7,865)	$(907,192)	$(358,146)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2023:
Total revenues	$664,022	$55,696	$85,862	$14,456	$820,036
Property management and operating expenses	171,610	20,111	43,640	40,471	275,832
Other operating expenses not allocated to segments (3)	—	—	—	393,976	393,976
Total operating expenses	171,610	20,111	43,640	434,447	669,808
Proportionate property net operating income (loss)	492,412	35,585	42,222	(419,991)	150,228
Other items included in income before income tax expense (4)	—	—	—	541,486	541,486
Income before income tax expense	$492,412	$35,585	$42,222	$121,495	$691,714

Table of Content

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2022:
Total revenues	$578,123	$15,641	$126,137	$53,822	$773,723
Property management and operating expenses	151,816	7,980	51,501	49,967	261,264
Other operating expenses not allocated to segments (3)	—	—	—	384,957	384,957
Total operating expenses	151,816	7,980	51,501	434,924	646,221
Proportionate property net operating income (loss)	426,307	7,661	74,636	(381,102)	127,502
Other items included in income before income tax expense (4)	—	—	—	846,471	846,471
Income before income tax expense	$426,307	$7,661	$74,636	$465,369	$973,973
(1)Represents adjustments to: (i) exclude AIR Operating Partnership’s proportionate share of the results of unconsolidated apartment communities, which is excluded in the related consolidated amounts, and (ii) include the noncontrolling interests in consolidated real estate partnerships’ proportionate share of the results of communities, which is included in the related consolidated amounts. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our consolidated statements of operations prepared in accordance with GAAP.
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
(4)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate and impairments of real estate, net, loss from unconsolidated real estate partnerships, gain on derivative instruments, net, and merger-related costs.
Property operating expenses are comprised of operating expenses, utility expenses (net of reimbursement), real estate taxes, and insurance. The following table presents total property operating expenses, by type, that has been allocated to our segments on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of December 31, 2024 (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Same Store	Other Real Estate	Same Store	Other Real Estate	Same Store	Other Real Estate
Operating expenses (1)	$79,213	$14,056	$77,774	$10,172	$72,636	$4,789
Utility expenses, net of reimbursement	7,703	1,596	9,391	1,185	9,897	368
Real estate taxes	73,345	10,942	69,404	7,479	59,885	2,595
Insurance	18,222	1,373	15,041	1,275	9,398	228
Total property operating expenses	$178,483	$27,967	$171,610	$20,111	$151,816	$7,980
(1)Includes onsite payroll, repairs and maintenance, software and technology expenses, marketing, expensed turnover costs, and other property related operating expenses.
The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	December 31, 2024	December 31, 2023
Same Store	$4,681,532	$4,841,335
Other Real Estate	846,423	779,456
Corporate and other assets (1)	1,047,587	513,961
Total consolidated assets	$6,575,542	$6,134,752
(1)Includes the assets not allocated to our segments including: (i) corporate assets and (ii) properties sold or classified as held for sale.

Table of Content
For the years ended December 31, 2024, 2023, and 2022, capital additions related to our segments were as follows (in thousands):

	2024	2023	2022
Same Store	$129,617	$139,848	$147,255
Other Real Estate	18,544	15,726	2,451
Total capital additions	$148,161	$155,574	$149,706

Table of Content
APARTMENT INCOME REIT, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(In thousands, Except Apartment Home Data)

Apartment Community Name	Apartment Type	(1) Date Consolidated	Location	Year Built	Apartment Homes	Initial Cost		(2) Cost Capitalized Subsequent to Consolidation	As of December 31, 2024
						Land	Buildings and Improvements		Land	Buildings and Improvements	(3) Total	(4) Accumulated Depreciation (AD)	Total Cost Net of AD	(5) Encumbrances
Same Store:
21 Fitzsimons	Mid Rise	Aug 2014	Aurora, CO	2008	601	$13,176	$110,795	$43,228	$13,176	$154,023	$167,199	$(59,088)	$108,111	$100,089
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	104,423	57,241	169,929	227,170	(121,216)	105,954	285,086
707 Leahy	Garden	Sep 2022	Redwood City, CA	1973	110	20,956	62,605	431	20,956	63,036	83,992	(5,462)	78,530	46,805
777 South Broad Street	Mid Rise	May 2018	Philadelphia, PA	2010	146	6,986	67,512	6,018	6,986	73,530	80,516	(19,147)	61,369	36,533
Axiom	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	5,071	—	68,683	68,683	(23,532)	45,151	58,263
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	474	22,680	41,847	64,903	22,680	106,750	129,430	(49,222)	80,208	99,941
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	20,201	754	27,931	28,685	(22,181)	6,504	66,256
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	46,677	29,407	87,921	117,328	(50,454)	66,874	139,713
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	61,531	11,708	134,865	146,573	(105,540)	41,033	85,146
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	1,974	3,399	13,700	17,099	(5,439)	11,660	15,845
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	11,308	12,338	25,607	37,945	(16,405)	21,540	31,351
City Center on 7th	Garden	Jun 2021	Pembroke Pines, FL	2014	700	35,196	186,823	41,845	35,196	228,668	263,864	(32,672)	231,192	220,733
Flamingo Point, Center Tower	High Rise	Sep 1997	Miami Beach, FL	2003	513	15,279	29,358	249,204	15,279	278,562	293,841	(163,400)	130,441	267,959
Flamingo Point, North Tower	High Rise	Sep 2022	Miami Beach, FL	1960	366	91,529	290,682	2,752	91,529	293,434	384,963	(24,204)	360,759	220,293
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	98,695	15,496	194,757	210,253	(137,083)	73,170	401,920
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	22,031	3,043	39,647	42,690	(25,930)	16,760	64,757
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	7,848	12,849	14,378	27,227	(8,614)	18,613	25,183
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	29,389	35,862	76,605	112,467	(44,785)	67,682	153,936
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	14,119	24,523	29,920	54,443	(22,395)	32,048	58,955
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	13,429	26,932	309,545	336,477	(92,502)	243,975	168,296
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	25,041	49,474	42,797	92,271	(24,327)	67,944	130,409
Lincoln Place (6)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	257,341	44,198	351,914	396,112	(206,356)	189,756	166,158
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	47,388	69,834	100,826	170,660	(73,602)	97,058	158,950
Mariners Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	13,602	—	80,463	80,463	(55,381)	25,082	130,659
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	18,010	1,435	42,543	43,978	(28,530)	15,448	81,781
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	95	4,292	34,178	3,540	4,292	37,718	42,010	(13,530)	28,480	26,172
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	20,251	34,325	42,190	76,515	(22,327)	54,188	44,415
North Park	High Rise	Oct 2021	Chevy Chase, MD	1973	310	42,900	68,090	16,647	42,933	84,704	127,637	(10,380)	117,257	89,243

Table of Content

Apartment Community Name	Apartment Type	(1) Date Consolidated	Location	Year Built	Apartment Homes	Initial Cost		(2) Cost Capitalized Subsequent to Consolidation	As of December 31, 2024
						Land	Buildings and Improvements		Land	Buildings and Improvements	(3) Total	(4) Accumulated Depreciation (AD)	Total Cost Net of AD	(5) Encumbrances
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	14,362	12,528	33,167	45,695	(14,259)	31,436	40,732
One Ardmore	Mid Rise	Apr 2019	Ardmore, PA	2019	110	4,929	61,631	4,033	4,929	65,664	70,593	(14,099)	56,494	27,810
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	—	15,873	185,835	—	201,708	201,708	(66,305)	135,403	148,500
Pacific Bay Vistas (6)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	35,476	23,354	103,276	126,630	(55,098)	71,532	93,406
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	9,681	12,970	16,260	29,230	(10,127)	19,103	37,264
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	65,278	48,362	190,742	239,104	(120,863)	118,241	201,940
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	46,242	72,578	182,745	255,323	(119,479)	135,844	170,160
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	226	15,300	—	112,245	15,300	112,245	127,545	(31,066)	96,479	87,690
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	16,510	4,375	28,532	32,907	(20,337)	12,570	48,317
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	13,516	30,132	82,697	13,516	112,829	126,345	(53,668)	72,677	80,210
PRISM	Mid Rise	Sep 2022	Cambridge, MA	2019	136	13,768	74,541	1,180	13,768	75,721	89,489	(6,582)	82,907	56,571
Residences at Capital Crescent Trail	High Rise	Oct 2021	Bethesda, MD	2002	261	15,975	84,167	16,964	15,975	101,131	117,106	(11,779)	105,327	72,563
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	27,946	51,292	64,754	116,046	(47,673)	68,373	194,762
Saybrook Pointe	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	29,640	32,842	114,097	146,939	(42,396)	104,543	107,347
SouthStar Lofts	High Rise	May 2018	Philadelphia, PA	2014	85	1,780	37,428	1,783	1,780	39,211	40,991	(9,733)	31,258	17,000
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	118,550	8,871	173,915	182,786	(122,306)	60,480	178,536
The District at Flagler Village	High Rise	Jul 2022	Fort Lauderdale, FL	2021	350	14,472	156,718	3,170	14,472	159,888	174,360	(14,921)	159,439	104,107
The Fremont	Mid Rise	Sep 2022	Aurora, CO	2020	253	7,218	92,621	1,188	7,218	93,809	101,027	(8,286)	92,741	64,984
The Left Bank	Mid Rise	May 2018	Philadelphia, PA	1929	282	—	130,893	28,445	—	159,338	159,338	(41,382)	117,956	71,797
The Reserve at Coconut Point	Garden	May 2022	Fort Myers, FL	2022	180	5,162	66,593	1,328	5,162	67,921	73,083	(7,847)	65,236	42,608
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	4,435	5,274	22,446	27,720	(8,264)	19,456	16,567
Vaughan Place Apartments	High Rise	Oct 2021	Washington, D.C.	1988	382	47,276	125,213	23,209	47,244	148,454	195,698	(19,547)	176,151	134,151
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	26,183	8,630	75,054	83,684	(50,368)	33,316	109,018
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	6,104	9,693	12,922	22,615	(8,339)	14,276	20,500
Vivo	High Rise	Jun 2016	Cambridge, MA	2015	91	6,450	35,974	6,532	6,450	42,506	48,956	(21,298)	27,658	40,805
Watermarc at Biscayne Bay	High Rise	Jun 2022	Miami, FL	2021	296	34,710	174,237	3,809	34,710	178,046	212,756	(17,098)	195,658	132,232
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	19,305	4,504	30,369	34,873	(21,001)	13,872	64,563
Total Same Store					18,989	$1,251,424	$3,552,587	$2,139,027	$1,161,642	$5,781,396	$6,943,038	$(2,427,825)	$4,515,213	$5,738,987

Other Real Estate:
Brizo Apartments	Garden	Jul 2023	Durham, NC	2019	260	$7,652	$60,170	$3,085	$7,652	$63,255	$70,907	$(3,348)	$67,559	$41,026
Flamingo Point, South Tower (7)	High Rise	Sep 1997	Miami Beach, FL	1960	284	—	24,425	75,544	—	99,969	99,969	(25,019)	74,950	62,821
Southgate Towers	High Rise	Jan 2023	Miami Beach, FL	1958	495	99,338	187,427	5,878	99,338	193,305	292,643	(14,271)	278,372	185,829

Table of Content

Apartment Community Name	Apartment Type	(1) Date Consolidated	Location	Year Built	Apartment Homes	Initial Cost		(2) Cost Capitalized Subsequent to Consolidation	As of December 31, 2024
						Land	Buildings and Improvements		Land	Buildings and Improvements	(3) Total	(4) Accumulated Depreciation (AD)	Total Cost Net of AD	(5) Encumbrances
Villages at Olde Towne	Garden	Jul 2023	Raleigh, NC	2022	360	11,575	70,767	2,600	11,575	73,367	84,942	(4,640)	80,302	64,798
Villages at Sunnybrook	Garden	Jan 2024	Raleigh, NC	2022	384	11,704	73,102	3,214	11,704	76,316	88,020	(3,205)	84,815	66,965
Willard Towers	High Rise	Jun 2022	Washington, D.C.	1969	522	334	179,141	21,889	334	201,030	201,364	(18,951)	182,413	124,780
Other (8)					—	4,861	—	12,748	4,861	12,748	17,609	(5,829)	11,780	—
Total Other Real Estate:					2,305	$135,464	$595,032	$124,958	$135,464	$719,990	$855,454	$(75,263)	$780,191	$546,219
Total Portfolio					21,294	$1,386,888	$4,147,619	$2,263,985	$1,297,106	$6,501,386	$7,798,492	$(2,503,088)	$5,295,404	$6,285,206
(1)Date we acquired the apartment community or first consolidated the partnership that owns the community.
(2)Includes costs capitalized since acquisition or date of initial consolidation of the community.
(3)The aggregate cost of land and depreciable property for federal income tax purposes was approximately $7.7 billion as of December 31, 2024 (unaudited).
(4)Depreciable life for buildings and improvements ranges from 5 to 30 years and is calculated on a straight-line basis.
(5)Encumbrances are presented before reduction for debt issuance costs.
(6)The current carrying value of the apartment community reflects an impairment loss recognized.
(7)Initial cost of buildings and improvements includes the cost of additional apartment homes acquired subsequent to consolidation.
(8)Other includes apartment communities under development, land parcels, and certain non-residential properties held for future development.

Table of Content
APARTMENT INCOME REIT, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2024, 2023, and 2022
(In thousands)

	2024	2023	2022
Total real estate balance at beginning of year	$7,610,567	$8,076,394	$6,885,081
Additions during the year:
Acquisitions and lease cancellation	238,057	447,945	1,300,122
Capital additions	148,161	168,248	193,360
Dispositions and other	(198,293)	(1,082,020)	(302,169)
Total real estate balance at end of year	$7,798,492	$7,610,567	$8,076,394

Accumulated depreciation balance at beginning of year	$2,245,589	$2,449,883	$2,284,793
Depreciation	299,329	310,952	308,382
Dispositions and other	(41,830)	(515,246)	(143,292)
Accumulated depreciation balance at end of year	$2,503,088	$2,245,589	$2,449,883