Form 10-Q
period 2025-03-31
Apartment Income REIT, L.P.
filed 2025-05-12
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 5, 2025, the registrant had 1,562 holders of record of common OP Units outstanding.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Buildings and improvements	$6,453,020	$6,501,386
Land	1,280,424	1,297,106
Total real estate	7,733,444	7,798,492
Accumulated depreciation	(2,536,363)	(2,503,088)
Net real estate	5,197,081	5,295,404
Cash and cash equivalents	545,417	616,452
Restricted cash	27,740	28,007
Investment in unconsolidated real estate partnerships	337,001	341,357
Goodwill	32,286	32,286
Other assets, net	270,957	262,036
Total assets	$6,410,482	$6,575,542

LIABILITIES AND PARTNERS’ DEFICIT
Non-recourse property debt, net	$6,114,068	$6,241,869
Accrued liabilities and other	305,646	309,137
Total liabilities	6,419,714	6,551,006

Commitments and contingencies (Note 7)

Redeemable preferred units	56,710	56,827

Partners’ deficit:
General Partner and Special Limited Partner	(91,991)	(61,484)
Limited Partners	127,186	126,848
Partners’ capital attributable to the AIR Operating Partnership	35,195	65,364
Noncontrolling interests in consolidated real estate partnerships	(101,137)	(97,655)
Total partners’ deficit	(65,942)	(32,291)
Total liabilities, redeemable preferred units, and partners’ deficit	$6,410,482	$6,575,542
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
REVENUES
Rental and other property revenues	$198,927	$192,382
Other revenues	4,545	3,240
Total revenues	203,472	195,622

EXPENSES
Property operating expenses	60,362	59,542
Property management expenses	10,192	8,197
Depreciation and amortization	78,605	79,754
General and administrative expenses	7,004	10,336
Other expenses, net	8,030	8,046
	164,193	165,875

Interest income	7,609	2,052
Interest expense	(93,837)	(35,282)
Loss on extinguishment of debt in conjunction with a property sale	(1,108)	—
Gain on dispositions of real estate, net	105,526	—
(Loss) gain on derivative instruments, net	(13,677)	9,574
Loss from unconsolidated real estate partnerships	(3,610)	(6,850)
Merger-related costs	—	(3,200)
Income (loss) before income tax expense	40,182	(3,959)
Income tax expense	(20)	(319)
Net income (loss)	40,162	(4,278)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(1,804)	(1,101)
Net income (loss) attributable to the AIR Operating Partnership	38,358	(5,379)
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,154)	(1,614)
Net loss attributable to participating securities	—	66
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$37,204	$(6,927)

Net income (loss) attributable to the AIR Operating Partnership's common unitholders per unit – basic	$0.24	$(0.04)
Net income (loss) attributable to the AIR Operating Partnership's common unitholders per unit – diluted	$0.24	$(0.04)

Weighted-average common units outstanding – basic	153,344	154,323
Weighted-average common units outstanding – diluted	153,455	154,323
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$40,162	$(4,278)
Reclassification of interest rate derivative gain to net income (loss)	(996)	(2,101)
Comprehensive income (loss)	39,166	(6,379)
Comprehensive income attributable to noncontrolling interests	(1,804)	(1,101)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$37,362	$(7,480)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
For the Three Months Ended March 31, 2025 and 2024
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Deficit
Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
Redemption of common partnership units	—	—	(3,793)	(3,793)	—	(3,793)
Amortization of share-based compensation cost	—	2,300	1,417	3,717	—	3,717
Effect of changes in ownership of consolidated entities	—	(1,839)	1,839	—	—	—
Other comprehensive loss	—	(1,919)	(182)	(2,101)	—	(2,101)
Net income (loss)	—	(6,592)	(357)	(6,949)	1,101	(5,848)
Distributions to common unitholders	—	(64,649)	—	(64,649)	—	(64,649)
Distributions to noncontrolling interests	—	—	(4,676)	(4,676)	(4,395)	(9,071)
Other, net	—	40		40	6	46
Balances at March 31, 2024	$2,000	$2,277,237	$278,699	$2,557,936	$(89,261)	$2,468,675

Balances at December 31, 2024	$—	$(61,484)	$126,848	$65,364	$(97,655)	$(32,291)
Redemption of common partnership units	—	—	(66,387)	(66,387)	—	(66,387)
Effect of changes in ownership of consolidated entities	—	(64,713)	64,713	—	—	—
Other comprehensive loss	—	(937)	(59)	(996)	—	(996)
Net income	—	35,143	2,071	37,214	1,804	39,018
Distributions to noncontrolling interests	—	—	—	—	(5,286)	(5,286)
Balances at March 31, 2025	$—	$(91,991)	$127,186	$35,195	$(101,137)	$(65,942)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,162	$(4,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,605	79,754
Gain on dispositions of real estate, net	(105,526)	—
Loss on extinguishment of debt in conjunction with a property sale	1,108	—
Income tax expense	20	319
Amortization of debt issuance costs	7,015	1,270
Other, net	19,508	12,514
Net changes in operating assets and operating liabilities	(32,590)	(12,676)
Net cash provided by operating activities	8,302	76,903
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(90,497)
Capital expenditures	(24,714)	(19,682)
Proceeds from dispositions of real estate	91,164	—
Other investing activities, net	(1,668)	(3,207)
Net cash provided by (used in) investing activities	64,782	(113,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of non-recourse property debt	(136,032)	(7,179)
Net (repayments of) borrowings on revolving credit facility	—	145,000
Payment of distributions to General Partner and Special Limited Partner	—	(65,105)
Repurchases of common partnership units held by General Partner and Special Limited Partner	—	(24,595)
Redemption of common and preferred units	(1,913)	(3,793)
Other financing activities, net	(6,441)	(10,599)
Net cash provided by (used in) financing activities	(144,386)	33,729
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(71,302)	(2,754)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	644,459	117,491
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$573,157	$114,737
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
Note 1 — Basis of Presentation and Organization
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT, L.P. (“AIR Operating Partnership” or the “Operating Partnership”), and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
As used herein, except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in partnerships consolidated by AIR Operating Partnership that are held by third parties are reflected in AIR Operating Partnership’s accompanying condensed consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships. Net income (loss) and other comprehensive income (loss) are allocated to each partner's deficit account.
Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR Operating Partnership and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The condensed consolidated balance sheets of AIR Operating Partnership and its consolidated subsidiaries as of December 31, 2024, have been derived from its respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
Certain prior period balances in the condensed consolidated balance sheets, statements of operations, statements of cash flows, and statements of partners' deficit have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X. These changes had no impact on net income (loss), cash flows, assets and liabilities, or partners’ deficit previously reported.
Organization and Business
The AIR Operating Partnership focuses on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of March 31, 2025, our portfolio included 74 apartment communities with 27,076 apartment homes, in which we held an average ownership of approximately 81%.
Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units.” As of March 31, 2025, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 153,654,104 common OP Units and equivalents legally outstanding.

Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2025 and December 31, 2024, the AIR Operating Partnership consolidated four VIEs. Please see Note 11 for further discussion regarding our consolidated VIEs.
Redeemable Preferred OP Units
The AIR Operating Partnership has various classes of preferred OP Units. Each class of preferred OP Units is currently redeemable at the holders’ option, with a cash value equal to the redemption price. The preferred OP Units are therefore presented within temporary partners’ deficit in the AIR Operating Partnership’s condensed consolidated balance sheets.
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2025	$56,827
Preferred distributions	(1,154)
Redemption of preferred units	(117)
Net income allocated to preferred units	1,154
Balance at March 31, 2025	$56,710
As of March 31, 2025 and December 31, 2024, the AIR Operating Partnership had 1,998,527 and 2,003,158 redeemable preferred OP Units issued and outstanding, respectively. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Note 3 — Significant Transactions
Apartment Community Dispositions
During the three months ended March 31, 2025, we sold three apartment communities with 318 apartment homes included in our Same Store segment to a limited partner in the Operating Partnership for gross consideration of $155.8 million, comprised of the redemption of 2,521,132 common OP Units valued at $25.62 per unit and $91.2 million in cash proceeds. In connection with the sale, we repaid $129.3 million of variable-rate property debt. The three apartment communities were located in Boston, Massachusetts, Denver, Colorado, and San Diego, California.
The sale resulted in a gain on dispositions of real estate of $106.0 million, with the redemption of the common OP Units representing a non-cash financing and investing activity.
During the three months ended March 31, 2024, we did not sell any apartment communities.
At the end of each reporting period, we evaluate whether any communities meet the criteria to be classified as held for sale. As of March 31, 2025, no communities were classified as held for sale.
Distributions
There were no distributions to common OP Unit holders in the first quarter of 2025. In the first quarter of 2024, we paid distributions per common OP Unit of $0.45.

Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Fixed lease income	$185,240	$179,359
Variable lease income	12,642	12,826
Total lease income	$197,882	$192,185
Generally, our residential leases do not provide extension options and, as of March 31, 2025, have an average remaining term of 7.4 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of March 31, 2025, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2025 (remaining)	$349,274
2026	157,859
2027	25,565
2028	11,429
2029	9,602
Thereafter	26,019
Total	$579,748
Note 5 — Debt
The following table summarizes our total non-recourse indebtedness (in thousands):

	March 31, 2025	December 31, 2024
Fixed-rate property debt due July 2025 to January 2055 (1)	$2,138,003	$2,144,797
Variable-rate property debt due July 2029 to October 2029 (2)	4,012,633	4,140,409
Total non-recourse property debt	6,150,636	6,285,206
Debt issuance costs, net of accumulated amortization	(36,568)	(43,337)
Total non-recourse property debt, net	$6,114,068	$6,241,869
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
(2)As of March 31, 2025, all $4.0 billion of our floating rate debt is economically hedged through interest rate swaps and caps.
During the three months ended March 31, 2025, we repaid $129.3 million of variable-rate property debt in connection with the disposition of three apartment communities which resulted in a loss on extinguishment of debt in conjunction with a property sale of $1.1 million, representing the write-off of deferred financing costs.
As of March 31, 2025, our available liquidity was $573.2 million, which is comprised of cash and cash equivalents and restricted cash.

Note 6 — Investment in Unconsolidated Real Estate Partnerships
Unconsolidated Joint Ventures
As of March 31, 2025, AIR Operating Partnership has equity investments in three significant unconsolidated joint ventures: the “Virginia JV,” the joint venture with a global asset manager (“Value-Add JV”), and the joint venture with a global institutional investor ("Core JV") (collectively, the “Joint Ventures”). We account for these Joint Ventures utilizing the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV (1)	Value-Add JV (2)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR Ownership	20%	30%	53%
Outside Entities' Ownership	80%	70%	47%
Number of Apartment Communities	3	1	12
Apartment Units	1,748	444	3,909
(1)Our partner in the Virginia JV is an affiliate of Blackstone Inc.
(2)A global asset manager acquired a 70% legal ownership in the Value-Add JV, but the AIR Operating Partnership is entitled to 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.
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

	March 31, 2025
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$89,028	$891,056
AIR Operating Partnership's investment in balance (1)	$12,162	$29,895	$273,723
(1)AIR Operating Partnership's investment in balance includes certain basis differences that are subject to amortization. AIR Operating Partnership's investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $21.2 million related to two immaterial unconsolidated investments.

	December 31, 2024
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$89,282	$891,097
AIR Operating Partnership's investment in balance (1)	$13,501	$30,039	$276,588

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

	Three Months Ended
	March 31, 2025	March 31, 2024
Virginia JV	$(949)	$(73)
Value-Add JV	(426)	(239)
Core JV	(2,235)	(6,538)
Total	$(3,610)	$(6,850)
Note 7 — Commitments and Contingencies
Legal Matters
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of March 31, 2025, are immaterial to our condensed consolidated financial statements.

Note 8 — Earnings per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit are as follows (in thousands, except per unit data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Earnings per unit
Numerator:
Basic net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$37,204	$(6,927)
Effect of dilutive instruments	—	—
Dilutive net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$37,204	$(6,927)

Denominator – units:
Basic weighted-average common units outstanding	153,344	154,323
Dilutive common unit equivalents outstanding	111	—
Dilutive weighted-average common units outstanding	153,455	154,323

Earnings per unit – basic	$0.24	$(0.04)
Earnings per unit – diluted	$0.24	$(0.04)
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

	As of March 31, 2025				As of December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive-floating	$(11,628)	$—	$(11,628)	$—	$66	$—	$66	$—
Interest rate caps, net (1)	$1,719	$—	$1,719	$—	$5,262	$—	$5,262	$—

(1)Interest rate caps, net, is inclusive of $3.6 million of interest rate caps, offset partially by $1.9 million of sold interest rate caps.
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of March 31, 2025 and December 31, 2024, due to their relatively short-term nature and high probability of realization. The carrying value of our variable-rate non-recourse property debt, which we classify as Level 2 in the GAAP fair value hierarchy, approximated fair value as of March 31, 2025 and December 31, 2024, as such debt bears interest at floating rates which approximate market rates.
We classify the fair value of our fixed-rate non-recourse property debt, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$2,138,004	$2,028,219	$2,144,797	$1,963,083
Seller financing note receivable, net (1)	$33,505	$35,127	$33,151	$32,999
Preferred equity investment (2)	$24,167	$26,040	$23,872	$25,513
(1) During the year ended December 31, 2022, we provided $40.0 million of seller financing as partial consideration for the sale of our New England portfolio. The contractual interest rate on the note is 4.5%. The difference between the stated rate and the market interest rate as of the date of sale resulted in a discount recorded of $8.5 million. The seller financing note and related discount are included in other assets, net in our condensed consolidated balance sheets.
(2) In conjunction with the Value-Add JV transaction, we received a preferred equity investment within the joint venture. The contractual interest rate on the preferred equity investment is 7.25%. The difference between the stated rate and the effective interest rate as of the date of the transaction resulted in a discount recorded of $5.9 million. The preferred equity investment and related discount are included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets.
Note 10 — Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
Our objectives in using interest rate derivatives are to add predictability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps, interest rate caps, and treasury locks as part of our interest rate management strategy. Interest rate swaps primarily involve the receipt of variable-rate and fixed-rate amounts from a counterparty in exchange for our making fixed-rate or variable-rate payments over the life of the agreements without exchange of the underlying notional amounts.
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income (loss) and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three months ended March 31, 2025 and 2024, we reclassified gains of $1.0 million and $2.1 million, respectively, out of other comprehensive income (loss) into interest expense. As of March 31, 2025, we estimate that during the next 12 months, we will reclassify into earnings approximately $4.0 million of the unrealized gain in other comprehensive income (loss).
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in (loss) gain on derivative instruments, net, in our condensed consolidated statements of operations once realized. During the three months ended March 31, 2025 and 2024, (loss) gain on derivative instruments was ($13.7) million and $9.6 million, respectively.
Additionally, as of March 31, 2025, we have $679.2 million of notional value interest rate swaps and caps in excess of outstanding non-recourse property debt.

The following tables summarize our derivative financial instruments (dollars in thousands):

	As of March 31, 2025
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	15	$4,550,000	$4,496	$(16,124)
Interest rate caps, net (1)	6	$1,148,500	$3,599	$(1,880)
(1)Interest rate caps, net, is inclusive of four interest rate caps with an aggregate notional value of $4.1 billion, offset partially by two sold interest rate caps with an aggregate notional value of $3.0 billion.

	As of December 31, 2024
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	15	$4,550,000	$10,177	$(10,111)
Interest rate caps, net (1)	6	$1,148,500	$11,025	$(5,763)
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
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	March 31, 2025	December 31, 2024
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	14	14
Apartment homes in communities owned by VIEs	4,866	4,866
Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs’ are summarized in the table below (in thousands):

	March 31, 2025	December 31, 2024
ASSETS:
Net real estate	$963,214	$972,802
Cash and cash equivalents	41,506	45,554
Restricted cash	1,436	1,876
Other assets, net	31,989	23,904
LIABILITIES:
Non-recourse property debt, net	$(1,306,124)	$(1,309,959)
Accrued liabilities and other	(37,896)	(36,743)

Note 12 — Business Segments
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR Operating Partnership and have reached a stabilized level of operations. Our Other Real Estate segment includes two properties acquired in 2024.
The Co-Principal Executive Officers (“CPEO”) are our chief operating decision makers (“CODM”). The CODM uses proportionate property net operating income ("NOI") to assess the operating performance of our communities. During the quarter ended March 31, 2025, our CODM reevaluated the definition of proportionate property NOI to better align with how they view the business, and what information is deemed relevant to assess segment operating performance. These changes included updates to the classification, inclusion, or exclusion of certain revenues and expenses associated with property level reimbursements, corporate allocated expenses, and non-cash activity. Proportionate property NOI reflects our share of rental and other property revenues, less property management and operating expenses. Rental and other property revenues now include utility reimbursements, which were previously netted against utility expenses and included as a component of property management and operating expenses. Property management and operating expenses now include property management fees charged to the properties and cash ground lease expense, and excludes centralized property support services billed to the properties, but that the properties do not control.
As of March 31, 2025, our Same Store segment included 72 apartment communities with 26,333 apartment homes and our Other Real Estate segment included two apartment communities with 743 apartment homes.
The following tables present the total revenues, property management and operating expenses, proportionate property net operating income (loss), and income (loss) before income tax expense of our segments on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of March 31, 2025 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2025:
Total revenues	$197,306	$3,573	$(4,701)	$7,294	$203,472
Property management and operating expenses	63,862	1,330	(6,900)	12,262	70,554
Other operating expenses not allocated to segments (3)	—	—	—	93,639	93,639
Total operating expenses	63,862	1,330	(6,900)	105,901	164,193
Proportionate property net operating income (loss)	133,444	2,243	2,199	(98,607)	39,279
Other items included in income (loss) before income tax expense (4)	—	—	—	903	903
Income (loss) before income tax expense	$133,444	$2,243	$2,199	$(97,704)	$40,182

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2024:
Total revenues	$190,722	$888	$(2,026)	$6,038	$195,622
Property management and operating expenses	64,984	483	(8,958)	11,230	67,739
Other operating expenses not allocated to segments (3)	—	—	—	98,136	98,136
Total operating expenses	64,984	483	(8,958)	109,366	165,875
Proportionate property net operating income (loss)	125,738	405	6,932	(103,328)	29,747
Other items included in income (loss) before income tax expense (4)	—	—	—	(33,706)	(33,706)
Income (loss) before income tax expense	$125,738	$405	$6,932	$(137,034)	$(3,959)
(1)Represents adjustments to: (i) exclude AIR Operating Partnership’s proportionate share of the results of unconsolidated apartment communities, which is excluded in the related consolidated amounts, (ii) include the noncontrolling interests in consolidated real estate partnerships’ proportionate share of the results of communities, which is included in the related consolidated amounts, and (iii) include non-cash adjustments and reclassify certain amounts between line items.

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
(4)Includes interest income, interest expense, loss on extinguishment of debt in conjunction with a property sale, gain on dispositions of real estate, net, loss from unconsolidated real estate partnerships, (loss) gain on derivative instruments, net, and merger-related costs.
Property management and operating expenses are comprised of operating expenses, property management expense charged to the property, real estate taxes, insurance, and ground lease expense. The following table presents total property management and operating expenses, by type, that has been allocated to our segments on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Same Store	Other Real Estate	Same Store	Other Real Estate
Operating expenses (1)	$30,859	$725	$30,799	$288
Property management expense	5,345	102	7,277	28
Real estate taxes	20,927	451	20,874	143
Insurance	5,050	52	4,400	24
Ground lease expense	1,681	—	1,634	—
Property management and operating expenses	$63,862	$1,330	$64,984	$483
(1)Includes onsite payroll, repairs and maintenance, software and technology expenses, marketing, expensed turnover costs, utility expenses, and other property related operating expenses.
The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	March 31, 2025	December 31, 2024
Same Store	$5,363,711	$5,389,109
Other Real Estate	86,935	87,729
Corporate and other assets (1)	959,836	1,098,704
Total consolidated assets	$6,410,482	$6,575,542
(1)Includes the assets not allocated to our segments including: (i) corporate assets and (ii) properties sold or classified as held for sale.
For the three months ended March 31, 2025 and 2024, capital additions related to our segments were as follows (in thousands):

	2025	2024
Same Store	$25,923	$26,959
Other Real Estate	182	192
Total capital additions	$26,105	$27,151

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except as the context otherwise requires, references to “we,” “our,” and “us” refer to Apartment Income REIT, L.P. (“AIR
Operating Partnership” or “Operating Partnership”) and its consolidated subsidiaries collectively.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the payment of distributions in the future; our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding dispositions, and the use of proceeds thereof; the availability and cost of debt; our ability to comply with debt covenants; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, recession, and trade policies; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of the AIR Operating Partnership to hire and retain key personnel; the AIR Operating Partnership’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by the AIR Operating Partnership; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties are described in this Quarterly Report on Form 10-Q, as well as the section entitled “Risk Factors” in Item 1A of the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent filings with the Securities and Exchange Commission ("SEC").
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
Executive Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of March 31, 2025, our portfolio included 74 apartment communities with 27,076 apartment homes, in which we held an average ownership of approximately 81%.
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
Financial Highlights
Net income (loss) attributable to the AIR Operating Partnership's common unitholders per unit, on a dilutive basis, of $0.24 for the three months ended March 31, 2025 increased from a net loss of $(0.04) for the three months ended March 31, 2024, due primarily to:
•Gains on dispositions in the current year;
•Increased interest income driven by higher invested cash balances;
•Revenue growth primarily driven by an increase in residential rents; partially offset by
•Increased interest expense due to higher average debt balances; and
•Increased unrealized loss on derivative instruments.
Results of Operations for the Three Months Ended March 31, 2025, Compared to 2024
Property Operations
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes two properties acquired in 2024.
As of March 31, 2025, our Same Store segment included 72 apartment communities with 26,333 apartment homes and our Other Real Estate segment included two apartment communities with 743 apartment homes.
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
We use proportionate property NOI to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, less property management and operating expenses.
We do not include offsite costs associated with centralized property support services billed to the properties, but that the properties do not control, corporate property management expense, or casualty gains or losses in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Please see Note 12 to the condensed consolidated financial statements included in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended		Historical Change
(dollars in thousands)	March 31, 2025	March 31, 2024	$	%
Rental and other property revenues:
Same Store	$197,306	$190,722	$6,584	3.5%
Other Real Estate	3,573	888	2,685	nm
Total	200,879	191,610	9,269	4.8%
Property operating expenses:
Same Store	63,862	64,984	(1,122)	(1.7%)
Other Real Estate	1,330	483	847	nm
Total	65,192	65,467	(275)	(0.4%)
Proportionate property net operating income:
Same Store	133,444	125,738	7,706	6.1%
Other Real Estate	2,243	405	1,838	nm
Total	$135,687	$126,143	$9,544	7.6%
For the three months ended March 31, 2025, compared to 2024, our Same Store proportionate property NOI increased by 6.1%. This increase was attributable primarily to a 2.3% increase in residential rates, an 80-basis point increase driven by increased ancillary services and utility reimbursements, and a 40-basis point increase in other residential income, resulting in a $6.6 million, or 3.5%, increase in rental and other property revenues. Average Daily Occupancy ("ADO") was relatively consistent with the three months ended March 31, 2024 at 97.0%. Property operating expenses were reduced due to favorable real estate appeal results in the quarter.
Other Real Estate proportionate property NOI for the three months ended March 31, 2025, compared to 2024, increased by $1.8 million, due primarily to the earn-in of two properties acquired in 2024.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property G&A, property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.
For the three months ended March 31, 2025, compared to 2024, non-segment real estate operations increased by $2.3 million due primarily to higher NOI attributable to sold properties.
General and administrative expenses
For the three months ended March 31, 2025, compared to 2024, general and administrative expenses decreased by $3.3 million due primarily to public company costs that were eliminated as a result of the merger and related transactions with funds affiliated with Blackstone Inc. (the "Merger"). For additional information regarding the Merger, please refer to Note 3, Blackstone Transaction, to the audited consolidated financial statements in the AIR Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2024.
Other expenses, net
Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.
For the three months ended March 31, 2025, compared to 2024, other expenses, net were relatively flat.
Interest income
For the three months ended March 31, 2025, compared to 2024, interest income increased by $5.6 million due to higher cash on hand invested in short-term liquid investments.

Interest expense
For the three months ended March 31, 2025, compared to 2024, interest expense increased by $58.6 million due primarily to a $2.8 billion increase in the debt outstanding during the period.
Gain on dispositions of real estate, net
During the three months ended March 31, 2025, we recognized $105.5 million of gain on dispositions of real estate due primarily to the sale of three apartment communities.
During the three months ended March 31, 2024, we did not recognize a gain or loss on dispositions of real estate.
(Loss) gain on derivative instruments, net
During the three months ended March 31, 2025, compared to 2024, we recognized $13.7 million of losses and $9.6 million of gains, respectively, on our derivative positions due to expected lower future rates, which lowered the forward yield curve during the period.
Loss from unconsolidated real estate partnerships
For the three months ended March 31, 2025, compared to 2024, loss from unconsolidated real estate partnerships decreased $3.2 million due primarily to an increase in NOI from our unconsolidated joint ventures and a reduction in amortization expense of intangible assets.
Merger-related costs
For the three months ended March 31, 2025, compared to 2024, merger related costs decreased by $3.2 million, due primarily to legal fees incurred in connection with the Merger in 2024.
Net Asset Value
The net asset value (“NAV”) of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate based on the valuation policy furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024.
As of March 31, 2025, the NAV of the common OP Units for purposes of redemption was determined to be $30.19 per share, which will be the basis for the net asset value through the quarter ending June 30, 2025, adjusted for any distributions or material changes.
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
Our critical accounting estimates are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no other significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of March 31, 2025, our cash and cash equivalents and restricted cash was $573.2 million.

We have $300.5 million in outstanding non-recourse property debt maturing during 2025. Based on current market conditions and active negotiations, we expect to refinance the maturing debt with new non-recourse property debt; however, if unforeseen market conditions occur, we have sufficient cash and cash equivalents on hand to repay all debt with a maturity date in 2025.
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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 4.9 years as of March 31, 2025, inclusive of extension options, with a weighted-average interest rate of 6.0%, after consideration of our interest rate swaps and interest rate caps.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities was $8.3 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the three months ended March 31, 2025, decreased $68.6 million compared to the same period in 2024, due primarily to higher cash paid for interest due to higher average debt balances during the period.
Investing Activities
For the three months ended March 31, 2025, our net cash provided by investing activities of $64.8 million consisted primarily of proceeds from dispositions of real estate, partially offset by capital expenditures.
For the three months ended March 31, 2024, our net cash used by investing activities of $113.4 million consisted primarily of purchases of real estate and capital expenditures.
Capital expenditures totaled $24.7 million and $19.7 million during the three months ended March 31, 2025 and 2024, respectively. Of these amounts, expenditures anticipated to increase our rental revenues, which include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials, were $11.0 million and $10.8 million, respectively.
For the three months ended March 31, 2025 and 2024, we capitalized $2.9 million and $3.6 million of indirect costs, respectively.
Financing Activities
Net cash used in financing activities of $144.4 million for the three months ended March 31, 2025 consisted primarily of principal repayments on non-recourse property debt. Net cash provided by financing activities of $33.7 million for the three months ended March 31, 2024 consisted primarily of net borrowings on our revolving credit facility, offset partially by the payment of dividends and repurchases of common units.
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
As of March 31, 2025, on a consolidated basis, we had $2.1 billion of non-recourse fixed-rate property debt and $4.0 billion of non-recourse variable-rate property debt outstanding. As of March 31, 2025, we have $3.0 billion of interest rate swap derivatives which reduce our total variable rate exposure by $3.0 billion, by fixing to a weighted-average interest rate of 6.9%. Additionally, we have net $1.1 billion of interest rate caps, which economically cap our variable interest rate exposure on the remaining $1.0 billion of variable-rate debt at a weighted-average rate of 7.2%. As of March 31, 2025, the capped rate on our interest rate caps is below the prevailing market rate.
After consideration of all outstanding interest rate swap derivatives and our interest rate caps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase net income by $4.7 million on an annual basis.
As of March 31, 2025, we had $573.2 million of cash and cash equivalents and restricted cash, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest income by $4.8 million on an annual basis.
After consideration of the interest rate swaps, interest rate caps, and cash and cash equivalents and restricted cash described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would decrease net income (loss) by $0.1 million or increase net income (loss) by $9.5 million on an annual basis.
We estimate the fair value of debt instruments as described in Note 9 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $6.0 billion as of March 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The AIR Operating Partnership’s management, with the participation of our co-principal executive officers and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our co-principal executive officers and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Commitments and Contingencies” in Note 7 of the condensed consolidated financial statements, included in Item 1 of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
As of the date of this report, there have been no material changes from the risk factors in the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue any unregistered OP units during the three months ended March 31, 2025.
Repurchases of Equity Securities
The Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased (1)	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (2)
January 1 – January 31, 2025	18,238	$25.69	N/A	N/A
February 1 – February 28, 2025	19,719	$25.69	N/A	N/A
March 1 – March 31, 2025	8,585	$25.69	N/A	N/A
Total	46,542	$25.69
(1)In March 2025, a limited partner in the AIR Operating Partnership redeemed 2,521,132 common OP units as part of a transaction to purchase three apartment communities as described in Note 3 to the condensed consolidated financial statements in Item 1 and these units are excluded from the total units repurchased for cash, as presented in the table above.
(2)The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, the AIR Operating Partnership has no publicly announced plans or programs of repurchase.
For additional information regarding the calculation of NAV, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 7, 2024, by and among Apartment Income REIT Corp., Apex Purchaser LLC, Aries Purchaser LLC, Astro Purchaser LLC and Astro Merger Sub Inc. (Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 8, 2024, is incorporated herein by this reference)

3.1
Amendment to Certificate of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

3.2
Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q dated May 4, 2022 is incorporated herein by this reference)

3.3
Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P., dated June 25, 2024 (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2024 is incorporated herein by this reference)

3.4
Amendment No. 2 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

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

101
The following materials from the AIR Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of partners’ deficit; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: May 12, 2025