Form 10-Q
period 2025-06-30
Apartment Income REIT, L.P.
filed 2025-08-13
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 5, 2025, the registrant had 1,548 holders of record of common OP Units outstanding.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Buildings and improvements	$6,199,528	$6,501,386
Land	1,235,873	1,297,106
Total real estate	7,435,401	7,798,492
Accumulated depreciation	(2,417,569)	(2,503,088)
Net real estate	5,017,832	5,295,404
Cash and cash equivalents	427,913	616,452
Restricted cash	24,235	28,007
Investment in unconsolidated real estate partnerships	333,307	341,357
Goodwill	32,286	32,286
Other assets, net	247,408	262,036
Total assets	$6,082,981	$6,575,542

LIABILITIES AND PARTNERS’ DEFICIT
Non-recourse property debt, net	$5,905,287	$6,241,869
Accrued liabilities and other	310,944	309,137
Total liabilities	6,216,231	6,551,006

Commitments and contingencies (Note 7)

Redeemable preferred units	56,710	56,827

Partners’ deficit:
General Partner and Special Limited Partner	(236,174)	(61,484)
Limited Partners	121,346	126,848
Partners’ capital attributable to the AIR Operating Partnership	(114,828)	65,364
Noncontrolling interests in consolidated real estate partnerships	(75,132)	(97,655)
Total partners’ deficit	(189,960)	(32,291)
Total liabilities, redeemable preferred units, and partners’ deficit	$6,082,981	$6,575,542
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Rental and other property revenues	$195,402	$197,129	$394,329	$389,511
Other revenues	5,075	3,244	9,620	6,484
Total revenues	200,477	200,373	403,949	395,995

EXPENSES
Property operating expenses	62,068	59,867	122,430	119,354
Property management expenses	8,046	7,733	18,238	15,930
Depreciation and amortization	77,190	82,384	155,795	162,138
General and administrative expenses	8,831	9,286	15,835	19,622
Other expenses, net	8,897	6,814	16,927	14,915
	165,032	166,084	329,225	331,959

Interest income	6,958	2,044	14,567	4,096
Interest expense	(92,248)	(31,232)	(186,085)	(66,514)
Loss on extinguishment of debt in conjunction with a property sale	(922)	—	(2,030)	—
Loss on extinguishment of debt related to the Merger	—	(28,328)	—	(28,328)
Gain on dispositions of real estate, net	135,874	3,282	241,400	3,282
(Loss) gain on derivative instruments, net	(1,882)	5,207	(15,559)	14,781
Loss from unconsolidated real estate partnerships	(2,921)	(2,200)	(6,531)	(9,050)
Merger-related costs	—	(164,728)	—	(167,928)
Income (loss) before income tax expense	80,304	(181,666)	120,486	(185,625)
Income tax expense	(244)	(535)	(264)	(854)
Net income (loss)	80,060	(182,201)	120,222	(186,479)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(29,746)	(867)	(31,550)	(1,968)
Net income (loss) attributable to the AIR Operating Partnership	50,314	(183,068)	88,672	(188,447)
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,153)	(1,627)	(2,307)	(3,241)
Net loss attributable to participating securities	—	—	—	66
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$49,161	$(184,695)	$86,365	$(191,622)

Net income (loss) attributable to the AIR Operating Partnership's common unitholders per unit – basic and diluted	$0.33	$(1.20)	$0.57	$(1.24)

Weighted-average common units outstanding – basic	151,100	154,290	152,222	154,307
Weighted-average common units outstanding – diluted	153,373	154,290	154,414	154,307
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$80,060	$(182,201)	$120,222	$(186,479)
Reclassification of interest rate derivative gain to net income (loss)	(1,006)	(11,328)	(2,002)	(13,429)
Comprehensive income (loss)	79,054	(193,529)	118,220	(199,908)
Comprehensive income attributable to noncontrolling interests	(29,746)	(867)	(31,550)	(1,968)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$49,308	$(194,396)	$86,670	$(201,876)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
For the Three Months Ended June 30, 2025 and 2024
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Deficit
Balances at March 31, 2024	$2,000	$2,277,237	$278,699	$2,557,936	$(89,261)	$2,468,675
Redemption of common partnership units	—	—	(378)	(378)	—	(378)
Amortization of share-based compensation cost	—	9,543	1,260	10,803	—	10,803
Effect of changes in ownership of consolidated entities	—	(316)	316	—	—	—
Other comprehensive loss	—	(10,436)	(892)	(11,328)	—	(11,328)
Net income (loss)	—	(172,953)	(11,692)	(184,645)	867	(183,778)
Merger-related distributions	—	(1,137,652)	(75,776)	(1,213,428)	—	(1,213,428)
Distributions to noncontrolling interests	—	—	—	—	(4,431)	(4,431)
Redemption of preferred stock	(2,000)	—	—	(2,000)	—	(2,000)
Other, net	—	3	—	3	(137)	(134)
Balances at June 30, 2024	$—	$965,426	$191,537	$1,156,963	$(92,962)	$1,064,001

Balances at March 31, 2025	$—	$(91,991)	$127,186	$35,195	$(101,137)	$(65,942)
Redemption of common partnership units	—	—	(180)	(180)	—	(180)
Effect of changes in ownership of consolidated entities	—	(354)	354	—	—	—
Other comprehensive loss	—	(958)	(48)	(1,006)	—	(1,006)
Net income (loss)	—	46,509	2,652	49,161	29,746	78,907
Distributions to common unitholders	—	(189,385)	(8,618)	(198,003)	—	(198,003)
Distributions to noncontrolling interests	—	—	—	—	(3,635)	(3,635)
Other, net	—	5	—	5	(106)	(101)
Balances at June 30, 2025	$—	$(236,174)	$121,346	$(114,828)	$(75,132)	$(189,960)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
For the Six Months Ended June 30, 2025 and 2024
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Deficit
Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
Redemption of common partnership units	—	—	(4,171)	(4,171)	—	(4,171)
Amortization of share-based compensation cost	—	11,843	2,677	14,520	—	14,520
Effect of changes in ownership of consolidated entities	—	(2,155)	2,155	—	—	—
Other comprehensive loss	—	(12,355)	(1,074)	(13,429)	—	(13,429)
Net income (loss)	—	(179,545)	(12,049)	(191,594)	1,968	(189,626)
Merger-related distributions	—	(1,137,652)	(75,776)	(1,213,428)	—	(1,213,428)
Distributions to common unitholders	—	(64,649)	(4,676)	(69,325)	—	(69,325)
Distributions to noncontrolling interests	—	—	—	—	(8,826)	(8,826)
Redemption of preferred units	(2,000)	—	—	(2,000)	—	(2,000)
Other, net	—	43	—	43	(131)	(88)
Balances at June 30, 2024	$—	$965,426	$191,537	$1,156,963	$(92,962)	$1,064,001

Balances at December 31, 2024	$—	$(61,484)	$126,848	$65,364	$(97,655)	$(32,291)
Redemption of common partnership units	—	—	(66,567)	(66,567)	—	(66,567)
Effect of changes in ownership of consolidated entities	—	(65,067)	65,067	—	—	—
Other comprehensive loss	—	(1,895)	(107)	(2,002)	—	(2,002)
Net income (loss)	—	81,642	4,723	86,365	31,550	117,915
Distributions to common unitholders	—	(189,385)	(8,618)	(198,003)	—	(198,003)
Distributions to noncontrolling interests	—	—	—	—	(8,921)	(8,921)
Other, net	—	15	—	15	(106)	(91)
Balances at June 30, 2025	$—	$(236,174)	$121,346	$(114,828)	$(75,132)	$(189,960)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$120,222	$(186,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155,795	162,138
Gain on dispositions of real estate, net	(241,400)	(3,282)
Loss on extinguishment of debt	2,030	16,670
Income tax expense	264	854
Amortization of debt issuance costs	13,878	2,521
Unrealized loss (gain) on derivative instruments	17,285	(12,056)
Other, net	9,140	33,125
Net changes in operating assets and operating liabilities	(10,380)	3,089
Net cash provided by operating activities	66,834	16,580
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(246,615)
Capital expenditures	(58,880)	(59,320)
Distributions from unconsolidated joint ventures	—	27,470
Proceeds from dispositions of real estate	262,810	—
Purchase of corporate assets	(6,858)	(4,509)
Other investing activities, net	512	(3,873)
Net cash provided by (used in) investing activities	197,584	(286,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	71,720	3,322,966
Principal repayments of non-recourse property debt	(315,884)	(538,276)
Net (repayments of) borrowings on revolving credit facility	—	(115,000)
Repayments of term loans	—	(475,000)
Repayments of unsecured notes payable	—	(400,000)
Merger-related distributions	—	(1,187,907)
Redemption of common and preferred OP units	—	(24,595)
Payment of distributions to General Partner and Special Limited Partner	(189,385)	(65,105)
Payment of distributions to Limited Partners	(8,618)	(4,676)
Payment of distributions to noncontrolling interests	(8,921)	(6,878)
Redemption of common and preferred units	(2,861)	(2,000)
Other financing activities, net	(2,780)	(20,237)
Net cash provided by (used in) financing activities	(456,729)	483,292
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(192,311)	213,025
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	644,459	117,491
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$452,148	$330,516
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The condensed consolidated balance sheets of AIR Operating Partnership and its consolidated subsidiaries as of December 31, 2024, have been derived from its respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Organization and Business
We focus on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of June 30, 2025, our portfolio included 72 apartment communities with 26,420 apartment homes, in which we held an average ownership of approximately 81%.
Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units.” As of June 30, 2025, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 153,641,446 common OP Units and equivalents legally outstanding.

Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2025 and December 31, 2024, we consolidated four VIEs. Please see Note 11 for further discussion regarding our consolidated VIEs.
Redeemable Preferred OP Units
We have various classes of preferred OP Units. Each class of preferred OP Units is currently redeemable at the holders’ option, with a cash value equal to the redemption price. The preferred OP Units are therefore presented within temporary partners’ deficit in our condensed consolidated balance sheets.
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2025	$56,827
Preferred distributions	(2,307)
Redemption of preferred units	(117)
Net income allocated to preferred units	2,307
Balance at June 30, 2025	$56,710
As of June 30, 2025 and December 31, 2024, we had 1,998,527 and 2,003,158 redeemable preferred OP Units issued and outstanding, respectively. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Note 3 — Significant Transactions
Apartment Community Dispositions
During the three months ended June 30, 2025, we sold two apartment communities, located in San Jose, California and Minneapolis, Minnesota, for gross consideration of $283.3 million, including the assumption of $107.3 million of non-recourse property debt. The apartment community located in San Jose, California was included in our consolidated joint venture with a passive institutional investor, which is now comprised of 11 apartment communities located in California.
During the three months ended March 31, 2025, we sold three apartment communities, located in Boston, Massachusetts, Denver, Colorado, and San Diego, California, to a limited partner in the Operating Partnership for gross consideration of $155.8 million, comprised of the redemption of 2,521,132 common OP Units valued at $25.62 per unit, and $91.2 million in cash proceeds.
During the six months ended June 30, 2025, the five apartment community sales resulted in a gain on dispositions of real estate of $241.4 million.
At the end of each reporting period, we evaluate whether any communities meet the criteria to be classified as held for sale. As of June 30, 2025, no communities were classified as held for sale.

Distributions
On June 11, 2025, we paid a cash distribution from excess partnership cash attributed to remaining financing proceeds in an aggregate amount of $198.0 million to holders of record of common OP Units and LTIP units as of the close of business on June 5, 2025, representing a distribution of $1.31 per common OP Unit.
On June 28, 2024, we paid a cash distribution, in connection with the merger with certain affiliates of Blackstone, in an aggregate amount of $1.2 billion to holders of record of common OP Units and LTIP units immediately following the effective time of the merger, representing a distribution of $7.70 per common OP Unit. The distribution paid to the General Partner and Special Limited Partner was used to fund the merger.
For the three and six months ended June 30, 2024, regular, recurring distributions paid per common OP Unit were $0.00, and $0.45, respectively.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fixed lease income	$180,686	$182,206	$365,935	$361,565
Variable lease income	14,410	14,496	27,931	27,322
Total lease income	$195,096	$196,702	$393,866	$388,887
Generally, our residential leases do not provide extension options and, as of June 30, 2025, have an average remaining term of 8.9 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of June 30, 2025, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2025 (remaining)	$280,169
2026	282,195
2027	49,515
2028	12,655
2029	9,672
Thereafter	27,282
Total	$661,488
Note 5 — Debt
The following table summarizes our total non-recourse indebtedness (in thousands):

	June 30, 2025	December 31, 2024
Fixed-rate property debt due July 2025 to January 2055 (1)	$1,952,651	$2,144,797
Variable-rate property debt due July 2029 to June 2030 (2)	3,983,833	4,140,409
Total non-recourse property debt	5,936,484	6,285,206
Debt issuance costs, net of accumulated amortization	(31,197)	(43,337)
Total non-recourse property debt, net	$5,905,287	$6,241,869
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
(2)As of June 30, 2025, all $4.0 billion of our floating rate debt is economically hedged through interest rate swaps and caps.

During the three months ended June 30, 2025, $107.3 million of fixed-rate property debt was assumed and we repaid $89.5 million of variable-rate property debt in connection with the dispositions of two apartment communities. The repayment of debt resulted in a loss on extinguishment of debt of $0.9 million, representing the write-off of deferred financing costs.
During the three months ended March 31, 2025, we repaid $129.3 million of variable-rate property debt in connection with the first quarter 2025 disposition of three apartment communities. The repayment of debt resulted in a loss on extinguishment of debt of $1.1 million, representing the write-off of deferred financing costs.
Note 6 — Investment in Unconsolidated Real Estate Partnerships
Unconsolidated Joint Ventures
As of June 30, 2025, we have equity investments in three significant unconsolidated joint ventures: the joint venture with an affiliate of Blackstone Inc. (“Virginia JV”), the joint venture with a global asset manager (“Value-Add JV”), and the joint venture with a global institutional investor ("Core JV") (collectively, the “Joint Ventures”). We account for these Joint Ventures using the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV	Value-Add JV (1)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR Ownership	20%	30%	53%
Outside Entities' Ownership	80%	70%	47%
Number of Apartment Communities	3	1	12
Apartment Units	1,748	444	3,909
(1)Our partner holds a 70% legal ownership in the Value-Add JV, however, we are entitled to 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.
The carrying value of our investment in each Joint Venture is included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets. Our exposure to the obligations of the Joint Ventures is limited to the carrying value of the limited partnership interests and our interest of the joint ventures' guarantor non-recourse liabilities. The following tables summarize certain relevant information with respect to our investments in unconsolidated real estate partnerships (in thousands):

	June 30, 2025
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$88,438	$891,014
AIR Operating Partnership's investment in balance (1)	$11,310	$29,463	$271,314
(1)Our investment in balance includes certain basis differences that are subject to amortization. Our investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $21.2 million related to two immaterial unconsolidated investments.

	December 31, 2024
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$89,282	$891,097
AIR Operating Partnership's investment in balance (1)	$13,501	$30,039	$276,588
(1)Our investment in balance includes certain basis differences that are subject to amortization. Our investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $21.2 million related to two immaterial unconsolidated investments.

We recognize earnings or losses from our investments in unconsolidated real estate partnerships consisting of our proportionate share of the net earnings or losses of the Joint Ventures. In addition, we earn various fees for providing property management, construction, and corporate services to the Joint Ventures. The table below presents earnings or losses attributable to our investments in unconsolidated real estate partnerships within our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Virginia JV	$(462)	$(494)	$(1,411)	$(567)
Value-Add JV	(358)	(150)	(784)	(389)
Core JV	(2,101)	(1,556)	(4,336)	(8,094)
Total	$(2,921)	$(2,200)	$(6,531)	$(9,050)
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of June 30, 2025, are immaterial to our condensed consolidated financial statements.

Note 8 — Earnings per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit are as follows (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings per unit
Numerator:
Basic net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$49,161	$(184,695)	$86,365	$(191,622)
Effect of dilutive instruments	1,153	—	2,307	—
Dilutive net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$50,314	$(184,695)	$88,672	$(191,622)

Denominator – units:
Basic weighted-average common units outstanding	151,100	154,290	152,222	154,307
Dilutive common unit equivalents outstanding	2,273	—	2,192	—
Dilutive weighted-average common units outstanding	153,373	154,290	154,414	154,307

Earnings per unit – basic	$0.33	$(1.20)	$0.57	$(1.24)
Earnings per unit – diluted	$0.33	$(1.20)	$0.57	$(1.24)
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

	As of June 30, 2025				As of December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive-floating	$(14,179)	$—	$(14,179)	$—	$66	$—	$66	$—
Interest rate caps, net (1)	$812	$—	$812	$—	$5,262	$—	$5,262	$—
(1)Interest rate caps, net, as of June 30, 2025, is inclusive of $1.6 million of interest rate caps, offset partially by $0.8 million of sold interest rate caps.

Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of June 30, 2025 and December 31, 2024, due to their relatively short-term nature and high probability of realization. The carrying value of our variable-rate non-recourse property debt, which we classify as Level 2 in the GAAP fair value hierarchy, approximated fair value as of June 30, 2025 and December 31, 2024, as such debt bears interest at floating rates which approximate market rates.
We classify the fair value of our fixed-rate non-recourse property debt, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$1,952,651	$1,864,400	$2,144,797	$1,963,083
Seller financing note receivable, net (1)	$33,731	$36,053	$33,151	$32,999
Preferred equity investment (2)	$24,462	$26,181	$23,872	$25,513
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
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income (loss) and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three and six months ended June 30, 2025, we reclassified gains of $1.0 million and $2.0 million respectively, out of other comprehensive income (loss) into interest expense. During the three and six months ended June 30, 2024, we reclassified gains of $11.3 million and $13.4 million, respectively. As of June 30, 2025, we estimate that during the next 12 months, we will reclassify into earnings approximately $3.8 million of the unrealized gain in other comprehensive income (loss).
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in (loss) gain on derivative instruments, net, in our condensed consolidated statements of operations once realized. During the three and six months ended June 30, 2025 and 2024, (loss) gain on derivative instruments, net was $(1.9) million, $(15.6) million, $5.2 million, and $14.8 million, respectively.
During the second quarter of 2025, we entered into one interest rate cap not designated as a hedging instrument with a total notional value of $71.7 million to economically hedge our variable-rate property debt maturing in 2027.
Additionally, as of June 30, 2025, we have $781.1 million of notional value interest rate swaps and caps in excess of outstanding non-recourse variable-rate property debt.

The following tables summarize our derivative financial instruments (dollars in thousands):

	As of June 30, 2025
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	15	$4,550,000	$3,414	$(17,593)
Interest rate caps, net (1)	7	$1,220,220	$1,575	$(763)
(1)Interest rate caps, net, is inclusive of five interest rate caps with an aggregate notional value of $4.2 billion, offset partially by two sold interest rate caps with an aggregate notional value of $3.0 billion.

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
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	June 30, 2025	December 31, 2024
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs (1)	13	14
Apartment homes in communities owned by VIEs (1)	4,542	4,866
(1) During the three months ended June 30, 2025, we sold one apartment community owned by a consolidated joint venture with 324 apartment homes.

Assets of our consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs’ are summarized in the table below (in thousands):

	June 30, 2025	December 31, 2024
ASSETS:
Net real estate	$851,605	$972,802
Cash and cash equivalents	67,377	45,554
Restricted cash	1,478	1,876
Other assets, net	22,189	23,904
LIABILITIES:
Non-recourse property debt, net	$(1,194,286)	$(1,309,959)
Accrued liabilities and other	(33,091)	(36,743)
Note 12 — Business Segments
We have two operating segments, Same Store and Other Real Estate, which have been aggregated into one reportable segment, Real Estate Operations, as the Other Real Estate operating segment now includes only two properties, both of which were acquired in 2024. Our Same Store operating segment includes communities that are owned and managed by us, and have reached a stabilized level of operations.
The Co-Principal Executive Officers (“CPEO”) are our chief operating decision makers (“CODM”). The CODM uses proportionate property net operating income ("NOI") to assess the operating performance of our communities. Assets are not reviewed at a segment level, and are not used by the CODM to evaluate segment performance. During the quarter ended March 31, 2025, our CODM reevaluated the definition of proportionate property NOI to better align with how they view the business, and what information is deemed relevant to assess segment operating performance. These changes included updates to the classification, inclusion, or exclusion of certain revenues and expenses associated with property level reimbursements, corporate allocated expenses, and non-cash activity. Proportionate property NOI reflects our share of rental and other property revenues, less property management and operating expenses. Rental and other property revenues now include utility reimbursements, which were previously netted against utility expenses and included as a component of property management and operating expenses. Property management and operating expenses now include property management fees charged to the properties and cash ground lease expense, and excludes centralized property support services billed to the properties, but that the properties do not control.
As of June 30, 2025, our Real Estate Operations segment included 72 apartment communities with 26,420 apartment homes.
The following tables present the total revenues, property management and operating expenses, proportionate property net operating income (loss), and income (loss) before income tax expense of our segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2025 (in thousands):

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended June 30, 2025:
Total revenues	$195,360	$5,117	$200,477
Property management and operating expenses	67,688	2,426	70,114
Other operating expenses not allocated to segments (2)	—	94,918	94,918
Total operating expenses	67,688	97,344	165,032
Proportionate property net operating income (loss)	127,672	(92,227)	35,445
Other items included in income (loss) before income tax expense (3)	—	44,859	44,859
Income (loss) before income tax expense	$127,672	$(47,368)	$80,304

	Real Estate Operations	Corporate and Other (1)	Consolidated
Six Months Ended June 30, 2025:
Total revenues	$391,263	$12,686	$403,949
Property management and operating expenses	130,929	9,739	140,668
Other operating expenses not allocated to segments (2)	—	188,557	188,557
Total operating expenses	130,929	198,296	329,225
Proportionate property net operating income (loss)	260,334	(185,610)	74,724
Other items included in income (loss) before income tax expense (3)	—	45,762	45,762
Income (loss) before income tax expense	$260,334	$(139,848)	$120,486

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended June 30, 2024:
Total revenues	$189,441	$10,932	$200,373
Property management and operating expenses	64,618	2,982	67,600
Other operating expenses not allocated to segments (2)	—	98,484	98,484
Total operating expenses	64,618	101,466	166,084
Proportionate property net operating income (loss)	124,823	(90,534)	34,289
Other items included in income (loss) before income tax expense (3)	—	(215,955)	(215,955)
Income (loss) before income tax expense	$124,823	$(306,489)	$(181,666)

	Real Estate Operations	Corporate and Other (1)	Consolidated
Six Months Ended June 30, 2024:
Total revenues	$376,148	$19,847	$395,995
Property management and operating expenses	128,199	7,085	135,284
Other operating expenses not allocated to segments (2)	—	196,675	196,675
Total operating expenses	128,199	203,760	331,959
Proportionate property net operating income (loss)	247,949	(183,913)	64,036
Other items included in income (loss) before income tax expense (3)	—	(249,661)	(249,661)
Income (loss) before income tax expense	$247,949	$(433,574)	$(185,625)
(1)Represents adjustments to: (i) exclude our proportionate share of the results of unconsolidated apartment communities, which is excluded in the related consolidated amounts, (ii) include the noncontrolling interests in consolidated real estate partnerships’ proportionate share of the results of communities, which is included in the related consolidated amounts, (iii) include non-cash adjustments and reclassify certain amounts between line items, (iv) include the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, (v) include property management revenues, which are not part of our segment performance measure, property management expenses and casualty gains and losses, which are included in consolidated property management and operating expenses and are not part of our segment performance measure, and (vi) include the depreciation of capitalized costs of non-real estate assets.
(2)Includes depreciation and amortization, general and administrative expenses, and other expenses, net.
(3)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, net, loss from unconsolidated real estate partnerships, (loss) gain on derivative instruments, net, and merger-related costs.

Property management and operating expenses are comprised of operating expenses, property management expense charged to the property, real estate taxes, insurance, and ground lease expense. The following table presents total property management and operating expenses, by type, that has been allocated to our segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2025 (in thousands):

	Three months ended June 30, 2025:	Six months ended June 30, 2025:	Three months ended June 30, 2024:	Six months ended June 30, 2024:
	Real Estate Operations	Real Estate Operations	Real Estate Operations	Real Estate Operations
Operating expenses (1)	$34,045	$64,612	$32,838	$63,047
Property management expense	5,552	10,861	5,679	12,776
Real estate taxes	21,342	42,021	20,046	40,369
Insurance	5,068	10,073	4,401	8,719
Ground lease expense	1,681	3,362	1,654	3,288
Property management and operating expenses	$67,688	$130,929	$64,618	$128,199
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
These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, recession, and trade policies; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of the AIR Operating Partnership to hire and retain key personnel; the AIR Operating Partnership’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties are described in this Quarterly Report on Form 10-Q, as well as the section entitled “Risk Factors” in Item 1A of the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent filings with the Securities and Exchange Commission ("SEC").
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
Executive Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of June 30, 2025, our portfolio included 72 apartment communities with 26,420 apartment homes, in which we held an average ownership of approximately 81%.
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
Financial Highlights
Net income (loss) attributable to our common unitholders per unit, on a dilutive basis, was $0.33 for the three months ended June 30, 2025, which reflects an increase from a net loss of $1.20 for the three months ended June 30, 2024. Operationally, Same Store NOI increased by 1.7%, driven by Same Store revenue growth of 2.8% due to higher rates. Additionally, net income (loss) was impacted by gains on dispositions in the current period, higher interest expense due to higher debt balances during 2025, and merger-related costs incurred in 2024 which did not reoccur in 2025.
Results of Operations for the Three and Six Months Ended June 30, 2025, Compared to 2024
Proportionate Property Net Operating Income
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
For the three months ended June 30, 2025, compared to 2024, our proportionate property NOI increased by $2.8 million, or 2.3%, which was primarily driven by Same Store NOI growth of $2.1 million, or 1.7%. Within Same Store NOI, revenues increased by $5.1 million, or 2.8%, primarily attributable to a 1.6% increase in residential rental income driven by a 260-basis point increase in residential rents offset partially by a 100-basis point decrease in Average Daily Occupancy ("ADO"). The remaining revenue growth was attributable to increased reimbursements of utilities and growth in revenues derived from ancillary activities. During the three months ended June 30, 2025, we prioritized the maximization of value creation by emphasizing the achievement of higher rental rates in alignment with the accelerating seasonal demand, while strategically accepting a lower ADO as compared to the three months ended June 30, 2024. Same Store property operating expenses increased by $3.0 million, or 4.7%, primarily attributable to higher real estate taxes, insurance costs, and utility expenses in the current year.
For the six months ended June 30, 2025, compared to 2024, our proportionate property NOI increased by $12.4 million, or 5.0%, which was primarily driven by Same Store NOI growth of $9.8 million, or 4.0%. Within Same Store NOI, revenues increased by $11.7 million, or 3.1%, primarily attributable to a 2.0% increase in residential rental income driven by a 250-basis point increase in residential rents offset partially by a 50-basis point decrease in Average Daily Occupancy ("ADO"). The remaining revenue growth was attributable to increased reimbursements of utilities and growth in revenues derived from ancillary activities. During the six months ended June 30, 2025, we prioritized the maximization of value creation by emphasizing the achievement of higher rental rates in alignment with the accelerating seasonal demand, while strategically accepting a lower ADO as compared to the six months ended June 30, 2024. Same Store property operating expenses increased by $1.8 million, or 1.4%, primarily attributable to higher real estate taxes and insurance costs in the current year, offset partially by lower property management expenses billed to the properties.
Non-Segment Real Estate Operations
After proportionate adjustments, operating income amounts not attributed to our segments include offsite costs associated with property G&A, property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three and six months ended June 30, 2025, compared to 2024, non-segment real estate operations increased by $0.5 million and $0.7 million, respectively, due primarily to an increase in property management revenues.
Property management expenses
For the three months ended June 30, 2025, compared to 2024, property management expenses remained relatively flat due to higher compensation expense, offset by a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses.
For the six months ended June 30, 2025, compared to 2024, property management expenses increased $2.3 million due primarily to an increase driven by a change in our long-term incentive program, offset partially by a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses.
General and administrative expenses
For the three months ended June 30, 2025, compared to 2024, general and administrative expenses were relatively flat due to lower public company costs that were eliminated as a result of the merger with funds affiliated with Blackstone Inc. (the "Merger"), offset by a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses. For additional information regarding the Merger, please refer to Note 3, Blackstone Transaction, to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
For the six months ended June 30, 2025, compared to 2024, general and administrative expenses decreased $3.8 million due to public company costs that were eliminated as a result of the Merger, offset partially by a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses.
Other expenses, net
Other expenses, net, includes legal costs, partnership administration expenses, ground leases expenses, and certain non-recurring items.
For the three and six months ended June 30, 2025, compared to 2024, other expenses, net increased by $2.1 million and $2.0 million, respectively, due primarily to higher legal costs in 2025 compared to 2024, and severance payments in 2025.
Interest income
For the three and six months ended June 30, 2025, compared to 2024, interest income increased by $4.9 million and $10.5 million, respectively, due to higher cash on hand invested in short-term liquid investments.
Interest expense
For the three and six months ended June 30, 2025, compared to 2024, interest expense increased by $61.0 million and $119.6 million, respectively, due primarily to an increase in the debt outstanding during the period.
Loss on extinguishment of debt
For the three and six months ended June 30, 2025, compared to 2024, loss on extinguishment of debt decreased by $27.4 million and $26.3 million, respectively, due primarily to the non-cash write-off of deferred issuance costs and prepayment penalties incurred from the early payment of debt in connection with the Merger in 2024.
Gain on dispositions of real estate, net
During the three and six months ended June 30, 2025, we recognized $135.9 million and $241.4 million, respectively, of gain on dispositions of real estate due primarily to the sale of two and five apartment communities, respectively.
During the three and six months ended June 30, 2024, we recognized $3.3 million of gain on dispositions of real estate due primarily to the contribution of one property to the Core JV in 2024.

(Loss) gain on derivative instruments, net
During the three and six months ended June 30, 2025, compared to 2024, we recognized $7.1 million and $30.3 million of losses, respectively, on our derivative positions due to expected lower future rates, which lowered the forward yield curve during the period.
Loss from unconsolidated real estate partnerships
For the three months ended June 30, 2025, compared to 2024, loss from unconsolidated real estate partnerships increased by $0.7 million, due primarily to an increase in depreciation expense due to higher capital spend.
For the six months ended June 30, 2025, compared to 2024, loss from unconsolidated real estate partnerships decreased by $2.5 million, due primarily to an increase in NOI from our unconsolidated joint ventures and a reduction in amortization expense of intangible assets.
Merger-related costs
For the three and six months ended June 30, 2024, we incurred $164.7 million and $167.9 million of costs associated with the Merger, respectively, which did not reoccur in 2025.
Net Asset Value
The net asset value (“NAV”) of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate based on the valuation policy furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024.
As of June 30, 2025, the NAV of the common OP Units for purposes of redemption was determined to be $29.37 per share, which will be the basis for the net asset value through the quarter ending September 30, 2025, adjusted for any distributions or material changes.
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
Our critical accounting estimates are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no other significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of June 30, 2025, our cash and cash equivalents and restricted cash was $452.1 million.
After consideration for the refinancing of $199.9 million of non-recourse property debt during July 2025, we have $229.8 million remaining in outstanding non-recourse property debt maturing through the second quarter of 2027. Based on current market conditions, we expect to refinance the maturing debt with new non-recourse property debt; however, if unforeseen market conditions occur, we have sufficient cash and cash equivalents on hand to repay all debt with a maturity date through the second quarter of 2027.

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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. As of June 30, 2025, the weighted-average remaining term to maturity for our total leverage, inclusive of extension options, was 4.6 years with a weighted-average interest rate of 6.1%, after consideration of our interest rate swaps and interest rate caps.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the six months ended June 30, 2025, net cash provided by operating activities was $66.8 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the six months ended June 30, 2025, increased $50.3 million compared to the same period in 2024, due primarily to merger-related costs incurred in the prior year in connection with the Merger, partially offset by higher cash paid for interest due to higher average debt balances during the period.
Investing Activities
For the six months ended June 30, 2025, our net cash provided by investing activities of $197.6 million consisted primarily of proceeds from dispositions of real estate, partially offset by capital expenditures.
For the six months ended June 30, 2024, our net cash used in investing activities of $286.8 million consisted primarily of purchases of real estate and capital expenditures.
Capital expenditures totaled $58.9 million and $59.3 million during the six months ended June 30, 2025 and 2024, respectively. Of these amounts, expenditures anticipated to increase our rental revenues, which include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials, were $26.5 million and $29.5 million, respectively.
For the six months ended June 30, 2025 and 2024, we capitalized $4.3 million and $6.6 million of indirect costs, respectively.
Financing Activities
Net cash used in financing activities of $456.7 million for the six months ended June 30, 2025 consisted primarily of principal repayments on non-recourse property debt and payment of distributions to common unitholders. Net cash provided by financing activities of $483.3 million for the six months ended June 30, 2024 consisted primarily of principal repayments on non-recourse property debt and merger-related distributions to common unitholders.
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
As of June 30, 2025, on a consolidated basis, we had $2.0 billion of non-recourse fixed-rate property debt and $4.0 billion of non-recourse variable-rate property debt outstanding. As of June 30, 2025, all outstanding variable-rate property debt was economically hedged by interest rate swaps and interest rate caps. These derivative instruments reduce or cap the entirety of our variable-rate exposure at a weighted-average rate of 7.0%. As of June 30, 2025, the capped rate on our interest rate caps is above the prevailing market rate.
After consideration of all outstanding interest rate swap derivatives and our interest rate caps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would benefit net income (loss) by approximately $5.0 million on an annual basis due to the positions of our derivative instruments.
As of June 30, 2025, we had $452.1 million of cash and cash equivalents and restricted cash, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest income by $3.8 million on an annual basis.
After consideration of the interest rate swaps, interest rate caps, and cash and cash equivalents and restricted cash described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would both increase net income (loss) by $1.2 million or $8.8 million on an annual basis due to the positions of our derivative instruments.
We estimate the fair value of debt instruments as described in Note 9 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $5.8 billion as of June 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue any unregistered OP units during the three months ended June 30, 2025.
Repurchases of Equity Securities
The Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit(1)	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (2)
April 1 - April 30, 2025	6,786	$28.41	N/A	N/A
May 1 - May 31, 2025	1,936	$29.46	N/A	N/A
June 1 - June 30, 2025	3,936	$30.19	N/A	N/A
Total	12,658	$29.12
(1)Represents the average price paid after consideration of the June 2025 special distribution.
(2)The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, we have no publicly announced plans or programs of repurchase.
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

101
The following materials from the AIR Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of partners’ deficit; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: August 12, 2025