Form 10-Q
period 2025-09-30
Apartment Income REIT, L.P.
filed 2025-11-12
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 5, 2025, the registrant had 1,525 holders of record of common OP Units outstanding.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Buildings and improvements	$6,230,493	$6,501,386
Land	1,235,873	1,297,106
Total real estate	7,466,366	7,798,492
Accumulated depreciation	(2,491,659)	(2,503,088)
Net real estate	4,974,707	5,295,404
Cash and cash equivalents	413,008	616,452
Restricted cash	27,637	28,007
Investment in unconsolidated real estate partnerships	328,381	341,357
Goodwill	32,286	32,286
Other assets, net	247,481	262,036
Total assets	$6,023,500	$6,575,542

LIABILITIES AND PARTNERS’ DEFICIT
Non-recourse property debt, net	$5,944,876	$6,241,869
Accrued liabilities and other	324,796	309,137
Total liabilities	6,269,672	6,551,006

Commitments and contingencies (Note 7)

Redeemable preferred units	56,695	56,827

Partners’ deficit:
General Partner and Special Limited Partner	(297,110)	(61,484)
Limited Partners	116,898	126,848
Partners’ capital attributable to the AIR Operating Partnership	(180,212)	65,364
Noncontrolling interests in consolidated real estate partnerships	(122,655)	(97,655)
Total partners’ deficit	(302,867)	(32,291)
Total liabilities, redeemable preferred units, and partners’ deficit	$6,023,500	$6,575,542
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES
Rental and other property revenues	$188,393	$197,666	$582,722	$587,177
Other revenues	5,161	3,888	14,781	10,372
Total revenues	193,554	201,554	597,503	597,549

EXPENSES
Property operating expenses	63,790	64,386	186,220	183,740
Property management expenses	8,099	7,938	26,337	23,868
Depreciation and amortization	78,879	84,485	234,674	246,623
General and administrative expenses	8,986	6,423	24,821	26,045
Other expenses, net	10,757	53,086	27,684	68,001
	170,511	216,318	499,736	548,277

Interest income	5,231	4,938	19,798	9,034
Interest expense	(93,073)	(94,601)	(279,158)	(161,115)
Loss on extinguishment of debt in conjunction with a property sale	—	—	(2,030)	—
Loss on extinguishment of debt related to the Merger	—	(8,560)	—	(36,888)
Gain on dispositions of real estate	—	—	241,400	3,282
Gain (loss) on derivative instruments, net	7,399	(50,969)	(8,160)	(36,188)
Loss from unconsolidated real estate partnerships	(4,456)	(5,338)	(10,987)	(14,388)
Merger-related costs	—	(1,054)	—	(168,982)
Income (loss) before income tax benefit (expense)	(61,856)	(170,348)	58,630	(355,973)
Income tax benefit (expense)	277	581	13	(273)
Net income (loss)	(61,579)	(169,767)	58,643	(356,246)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(471)	(1,661)	(32,021)	(3,629)
Net income (loss) attributable to the AIR Operating Partnership	(62,050)	(171,428)	26,622	(359,875)
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,152)	(1,571)	(3,459)	(4,812)
Net loss attributable to participating securities	—	—	—	66
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$(63,202)	$(172,999)	$23,163	$(364,621)

Net income (loss) attributable to the AIR Operating Partnership's common unitholders per unit – basic and diluted	$(0.42)	$(1.12)	$0.15	$(2.37)

Weighted-average common units outstanding – basic	151,075	153,800	151,840	154,138
Weighted-average common units outstanding – diluted	151,075	153,800	152,115	154,138
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$(61,579)	$(169,767)	$58,643	$(356,246)
Reclassification of interest rate derivative gain to net income (loss)	(1,018)	(1,017)	(3,020)	(14,446)
Comprehensive income (loss)	(62,597)	(170,784)	55,623	(370,692)
Comprehensive income attributable to noncontrolling interests	(471)	(1,661)	(32,021)	(3,629)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$(63,068)	$(172,445)	$23,602	$(374,321)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
For the Three Months Ended September 30, 2025 and 2024
(In thousands)
(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital (Deficit)
Balances at June 30, 2024	$965,426	$191,537	$1,156,963	$(92,962)	$1,064,001
Redemption of common partnership units	—	(24,202)	(24,202)	—	(24,202)
Amortization of share-based compensation cost	—	9,137	9,137	—	9,137
Effect of changes in ownership of consolidated entities	(18,254)	18,254	—	—	—
Other comprehensive loss	(943)	(74)	(1,017)	—	(1,017)
Net income (loss)	(162,009)	(10,985)	(172,994)	1,661	(171,333)
Merger-related distributions	(839,044)	(53,477)	(892,521)	—	(892,521)
Distributions to noncontrolling interests	—	—	—	(4,363)	(4,363)
Other, net	272	—	272	731	1,003
Balances at September 30, 2024	$(54,552)	$130,190	$75,638	$(94,933)	$(19,295)

Balances at June 30, 2025	$(236,174)	$121,346	$(114,828)	$(75,132)	$(189,960)
Redemption of common partnership units	—	(1,168)	(1,168)	—	(1,168)
Effect of changes in ownership of consolidated entities	(1,086)	1,086	—	—	—
Other comprehensive loss	(974)	(44)	(1,018)	—	(1,018)
Net income (loss)	(58,881)	(4,321)	(63,202)	471	(62,731)
Distributions to noncontrolling interests	—	—	—	(47,994)	(47,994)
Other, net	5	(1)	4	—	4
Balances at September 30, 2025	$(297,110)	$116,898	$(180,212)	$(122,655)	$(302,867)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
For the Nine Months Ended September 30, 2025 and 2024
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital (Deficit)
Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
Redemption of common partnership units	—	—	(28,373)	(28,373)	—	(28,373)
Amortization of share-based compensation cost	—	11,843	11,814	23,657	—	23,657
Effect of changes in ownership of consolidated entities	—	(20,409)	20,409	—	—	—
Other comprehensive loss	—	(13,298)	(1,148)	(14,446)	—	(14,446)
Net income (loss)	—	(341,554)	(23,034)	(364,588)	3,629	(360,959)
Merger-related distributions		(1,976,696)	(129,253)	(2,105,949)	—	(2,105,949)
Distributions to common unitholders	—	(64,649)	(4,676)	(69,325)	—	(69,325)
Distributions to noncontrolling interests	—	—	—	—	(13,189)	(13,189)
Redemption of preferred units	(2,000)	—	—	(2,000)	—	(2,000)
Other, net	—	315	—	315	600	915
Balances at September 30, 2024	$—	$(54,552)	$130,190	$75,638	$(94,933)	$(19,295)

Balances at December 31, 2024	$—	$(61,484)	$126,848	$65,364	$(97,655)	$(32,291)
Redemption of common partnership units	—	—	(67,735)	(67,735)	—	(67,735)
Effect of changes in ownership of consolidated entities	—	(66,153)	66,153	—	—	—
Other comprehensive loss	—	(2,869)	(151)	(3,020)	—	(3,020)
Net income (loss)	—	22,761	402	23,163	32,021	55,184
Distributions to common unitholders	—	(189,385)	(8,618)	(198,003)	—	(198,003)
Distributions to noncontrolling interests	—	—	—	—	(56,915)	(56,915)
Other, net	—	20	(1)	19	(106)	(87)
Balances at September 30, 2025	$—	$(297,110)	$116,898	$(180,212)	$(122,655)	$(302,867)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58,643	$(356,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	234,674	246,623
Gain on dispositions of real estate	(241,400)	(3,282)
Loss on extinguishment of debt	2,030	25,229
Amortization of debt issuance costs	21,123	7,039
Unrealized loss on derivative instruments, net	10,540	51,728
Shared-based compensation expense	—	23,657
Other, net	15,279	27,859
Net changes in operating assets and operating liabilities	6,952	42,376
Net cash provided by operating activities	107,841	64,983
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	—	(248,827)
Capital expenditures	(93,114)	(110,654)
Distributions from unconsolidated joint ventures	—	27,470
Proceeds from dispositions of real estate	262,810	—
Other investing activities, net	(7,367)	(14,859)
Net cash provided by (used in) investing activities	162,329	(346,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	313,420	7,688,718
Principal repayments of non-recourse property debt	(521,513)	(3,570,230)
Net repayments of revolving credit facility	—	(115,000)
Repayments of term loans	—	(475,000)
Repayments of unsecured notes payable	—	(400,000)
Merger-related distributions	—	(2,105,949)
Redemption of common and preferred OP units	(3,276)	(49,014)
Payment of distributions to General Partner and Special Limited Partner	(189,385)	(64,649)
Payment of distributions to Limited Partners	(8,618)	(4,676)
Payment of distributions to noncontrolling interests	(56,915)	(13,189)
Repurchases of common partnership units held by General Partner and Special Limited Partner	—	(24,596)
Other financing activities, net	(7,697)	(33,420)
Net cash (used in) provided by financing activities	(473,984)	832,995
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(203,814)	551,108
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	644,459	117,491
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$440,645	$668,599
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)
Note 1 — Basis of Presentation and Organization
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT, L.P. (“AIR Operating Partnership” or the “Operating Partnership”), and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
As used herein, except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in partnerships consolidated by AIR Operating Partnership that are held by third parties are reflected in AIR Operating Partnership’s accompanying condensed consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships. Net income (loss) and other comprehensive income (loss) are allocated to each partner's capital (deficit) account.
Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR Operating Partnership and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The condensed consolidated balance sheet of AIR Operating Partnership and its consolidated subsidiaries as of December 31, 2024, has been derived from its audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
Certain prior period balances in the condensed consolidated balance sheets, statements of operations, statements of cash flows, and statements of partners' capital (deficit) have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X. These changes had no impact on net income (loss), cash flows, assets and liabilities, or partners’ capital (deficit) previously reported.
Organization and Business
We focus on the ownership of stabilized multi-family properties located in top markets, including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of September 30, 2025, our portfolio included 72 apartment communities with 26,420 apartment homes, in which we held an average ownership of approximately 81%.
Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units.” As of September 30, 2025, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 153,602,874 common OP Units and equivalents legally outstanding.

Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2025 and December 31, 2024, we consolidated four VIEs. Please see Note 11 for further discussion regarding our consolidated VIEs.
Redeemable Preferred OP Units
We have various classes of preferred OP Units. Each class of preferred OP Units is currently redeemable at the holders’ option, with a cash value equal to the redemption price. The preferred OP Units are therefore presented within temporary partners’ capital (deficit) in our condensed consolidated balance sheets.
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2025	$56,827
Preferred distributions	(3,459)
Redemption of preferred units	(132)
Net income allocated to preferred units	3,459
Balance at September 30, 2025	$56,695
As of September 30, 2025 and December 31, 2024, we had 1,997,921 and 2,003,158 redeemable preferred OP Units issued and outstanding, respectively. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Note 3 — Significant Transactions
Apartment Community Dispositions
During the three months ended September 30, 2025, we did not sell any apartment communities.
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
During the nine months ended September 30, 2025, the five apartment community sales resulted in a gain on dispositions of real estate of $241.4 million.
At the end of each reporting period, we evaluate whether any communities meet the criteria to be classified as held for sale. As of September 30, 2025, no communities were classified as held for sale.
As of November 12, 2025, two apartment communities located in Ardmore, Pennsylvania and North Andover, Massachusetts met the criteria to be classified as held for sale.

Distributions
During the three months ended September 30, 2025, there were no distributions to common OP Unit holders. During the nine months ended September 30, 2025, we paid a cash distribution from excess partnership cash attributed to remaining financing proceeds in an aggregate amount of $198.0 million to holders of record of common OP Units and LTIP units as of the close of business on June 5, 2025, representing a distribution of $1.31 per common OP Unit.
On June 28, 2024, we paid a cash distribution, in connection with the merger with funds affiliated with Blackstone Inc. (the "Merger"), in an aggregate amount of $1.2 billion to holders of record of common OP Units and LTIP units immediately following the effective time of the Merger, representing a distribution of $7.70 per common OP Unit. The distribution paid to the General Partner and Special Limited Partner was used to fund the Merger.
On August 1, 2024, in connection with the July 2024 financing transactions, we paid a cash distribution in an aggregate amount of $892.0 million to holders of record of common OP Units and LTIP units, representing a distribution of $5.80 per common OP Unit.
During the three and nine months ended September 30, 2024, regular, recurring distributions paid per common OP Unit were $0.00, and $0.45, respectively.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fixed lease income	$173,706	$181,090	$539,641	$542,655
Variable lease income	14,211	16,107	42,142	43,429
Total lease income	$187,917	$197,197	$581,783	$586,084
Generally, our residential leases do not provide extension options and, as of September 30, 2025, have an average remaining term of 9.8 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of September 30, 2025, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2025 (remaining)	$164,036
2026	379,559
2027	65,942
2028	13,166
2029	10,185
Thereafter	29,722
Total	$662,610

Note 5 — Debt
The following table summarizes our total non-recourse indebtedness (in thousands):

	September 30, 2025	December 31, 2024
Fixed-rate property debt due November 2025 to January 2055 (1)	$1,747,022	$2,144,797
Variable-rate property debt due July 2029 to June 2030 (2)	4,226,717	4,140,409
Total non-recourse property debt	5,973,739	6,285,206
Debt issuance costs, net of accumulated amortization	(28,863)	(43,337)
Total non-recourse property debt, net	$5,944,876	$6,241,869
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
(2)As of September 30, 2025, all $4.2 billion of our floating rate debt is economically hedged through interest rate swaps and caps.

During the three months ended September 30, 2025, we refinanced $199.9 million of fixed-rate property debt due to loans nearing maturity. As a result, we placed $241.7 million of additional variable-rate property debt.

During the nine months ended September 30, 2025, $107.3 million of fixed-rate property debt was assumed and we repaid $218.8 million of variable-rate property debt in connection with the disposition of five apartment communities. The repayment of debt resulted in a loss on extinguishment of debt of $2.0 million, representing the write-off of deferred financing costs.
Note 6 — Investment in Unconsolidated Real Estate Partnerships
Unconsolidated Joint Ventures
As of September 30, 2025, we have equity investments in three significant unconsolidated joint ventures: the joint venture with an affiliate of Blackstone Inc. (“Virginia JV”), the joint venture with a global asset manager (“Value-Add JV”), and the joint venture with a global institutional investor (“Core JV”) (collectively, the “Joint Ventures”). We account for these Joint Ventures using the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

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

	September 30, 2025
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$88,219	$890,970
AIR Operating Partnership's investment in balance (1)	$9,949	$29,033	$268,201

	December 31, 2024
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$89,282	$891,097
AIR Operating Partnership's investment in balance (1)	$13,501	$30,039	$276,588
(1)Our investment in balance includes certain basis differences that are subject to amortization. Our investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $21.2 million related to two immaterial unconsolidated investments as of September 30, 2025 and December 31, 2024, respectively.
We recognize earnings or losses from our investments in unconsolidated real estate partnerships consisting of our proportionate share of the net earnings or losses of the Joint Ventures. In addition, we earn various fees for providing property management, construction, and corporate services to the Joint Ventures, presented within other revenues in our condensed consolidated statements of operations. The table below presents loss from unconsolidated real estate partnerships within our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Virginia JV	$(971)	$(2,425)	$(2,382)	$(2,992)
Value-Add JV	(680)	(163)	(1,464)	(552)
Core JV	(2,805)	(2,750)	(7,141)	(10,844)
Total	$(4,456)	$(5,338)	$(10,987)	$(14,388)
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of September 30, 2025, are immaterial to our condensed consolidated financial statements.

Note 8 — Earnings per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit are as follows (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings per unit
Numerator:
Basic and dilutive net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$(63,202)	$(172,999)	$23,163	$(364,621)

Denominator – units:
Basic weighted-average common units outstanding	151,075	153,800	151,840	154,138
Dilutive common unit equivalents outstanding	—	—	275	—
Dilutive weighted-average common units outstanding	151,075	153,800	152,115	154,138

Earnings per unit – basic and diluted	$(0.42)	$(1.12)	$0.15	$(2.37)
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

	As of September 30, 2025				As of December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive-floating	$(7,688)	$—	$(7,688)	$—	$66	$—	$66	$—
Interest rate caps, net (1)	$113	$—	$113	$—	$5,262	$—	$5,262	$—
(1)Interest rate caps, net, as of September 30, 2025, is inclusive of $0.2 million of interest rate caps, offset partially by $0.1 million of sold interest rate caps. Interest rate caps, net as of December 31, 2024, is inclusive of $11.0 million of interest rate caps, offset partially by $5.8 million of sold interest rate caps.
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of September 30, 2025 and December 31, 2024, due to their relatively short-term nature and high probability of realization. The carrying value of our variable-rate non-recourse property debt, which we classify as Level 2 in the GAAP fair value hierarchy, approximated fair value as of September 30, 2025 and December 31, 2024, as such debt bears interest at floating rates which approximate market rates.
We classify the fair value of our fixed-rate non-recourse property debt, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$1,747,022	$1,670,199	$2,144,797	$1,963,083
Seller financing note receivable, net (1)	$33,945	$35,934	$33,151	$32,999
Preferred equity investment (2)	$24,757	$26,650	$23,872	$25,513
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
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income (loss) and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three and nine months ended September 30, 2025, we reclassified gains of $1.0 million and $3.0 million, respectively, out of other comprehensive income (loss) into interest expense. During the three and nine months ended September 30, 2024, we reclassified gains of $1.0 million and $14.4 million, respectively. As of September 30, 2025, we estimate that during the next 12 months, we will reclassify into earnings approximately $3.4 million of the unrealized gain in other comprehensive income (loss).
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain (loss) on derivative instruments, net, in our condensed consolidated statements of operations once realized. During the three and nine months ended September 30, 2025 and 2024, gain (loss) on derivative instruments, net was $7.4 million, $(8.2) million, $(51.0) million, and $(36.2) million, respectively.
During the three months ended June 30, 2025, we entered into one interest rate cap not designated as a hedging instrument with a total notional value of $71.7 million to economically hedge our variable-rate property debt maturing in 2027.
During the three months ended September 30, 2025, we entered into four interest rate swaps with a total notional value of $1.8 billion. Additionally, we entered into one sold interest rate cap with a notional value of $1.0 billion as well as one interest rate cap with a total notional value of $241.7 million. None of these positions were designated in hedging relationships. During the three months ended September 30, 2025, four of our existing interest rate swaps had a change in notional principal, reducing their total notional principal by $1.0 billion. Additionally, one of our sold interest rate caps had a change in notional principal from $2.2 billion to $1.5 billion.
As of September 30, 2025, we have $518.6 million of notional value interest rate swaps and caps in excess of outstanding non-recourse variable-rate property debt.

The following tables summarize our derivative financial instruments (dollars in thousands):

	As of September 30, 2025
	Number of Instruments	Aggregate Notional Amount	Fair Value of Derivative Assets (included in Other Assets, net)	Fair Value of Derivative Liabilities (included in Accrued Liabilities and Other)

Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	19	$5,300,000	$8,467	$(16,155)
Interest rate caps, net (1)	9	$1,199,420	$211	$(98)

(1)Interest rate caps, net, is inclusive of six interest rate caps with an aggregate notional value of $4.5 billion, offset partially by three sold interest rate caps with an aggregate notional value of $3.3 billion.

	As of December 31, 2024
	Number of Instruments	Aggregate Notional Amount	Fair Value of Derivative Assets (included in Other Assets, net)	Fair Value of Derivative Liabilities (included in Accrued Liabilities and Other)

Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	15	$4,550,000	$10,177	$(10,111)
Interest rate caps, net (1)	6	$1,148,500	$11,025	$(5,763)
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
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	September 30, 2025	December 31, 2024
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs (1)	13	14
Apartment homes in communities owned by VIEs (1)	4,542	4,866
(1)During the nine months ended September 30, 2025, we sold one apartment community owned by a consolidated joint venture with 324 apartment homes.

Assets of our consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs’ are summarized in the table below (in thousands):

	September 30, 2025	December 31, 2024
ASSETS:
Net real estate	$845,932	$972,802
Cash and cash equivalents	34,941	45,554
Restricted cash	1,557	1,876
Other assets, net	21,177	23,904
LIABILITIES:
Non-recourse property debt, net	$1,229,692	$1,309,959
Accrued liabilities and other	36,699	36,743
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
The Co-Principal Executive Officers are our chief operating decision makers (“CODM”). The CODM uses proportionate property net operating income (“NOI”) to assess the operating performance of our communities. Assets are not reviewed at a segment level, and are not used by the CODM to evaluate segment performance. During the quarter ended March 31, 2025, our CODM reevaluated the definition of proportionate property NOI to better align with how they view the business, and what information is deemed relevant to assess segment operating performance. These changes included updates to the classification, inclusion, or exclusion of certain revenues and expenses associated with property level reimbursements, corporate allocated expenses, and non-cash activity. Proportionate property NOI reflects our share of rental and other property revenues, less property management and operating expenses. Rental and other property revenues now include utility reimbursements, which were previously netted against utility expenses and included as a component of property management and operating expenses. Property management and operating expenses now include property management fees charged to the properties and cash ground lease expense, and excludes centralized property support services billed to the properties, but that the properties do not control.
As of September 30, 2025, our Real Estate Operations segment included 72 apartment communities with 26,420 apartment homes.
The following tables present the total revenues, property management and operating expenses, proportionate property net operating income (loss), and income (loss) before income tax benefit (expense) of our segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2025 (in thousands):

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended September 30, 2025:
Total revenues	$194,230	$(676)	$193,554
Property management and operating expenses	71,276	613	71,889
Other operating expenses not allocated to segments (2)	—	98,622	98,622
Total operating expenses	71,276	99,235	170,511
Proportionate property net operating income (loss)	122,954	(99,911)	23,043
Other items included in income (loss) before income tax benefit (expense) (3)	—	(84,899)	(84,899)
Income (loss) before income tax benefit (expense)	$122,954	$(184,810)	$(61,856)

	Real Estate Operations	Corporate and Other (1)	Consolidated
Nine Months Ended September 30, 2025:
Total revenues	$585,532	$11,971	$597,503
Property management and operating expenses	202,259	10,298	212,557
Other operating expenses not allocated to segments (2)	—	287,179	287,179
Total operating expenses	202,259	297,477	499,736
Proportionate property net operating income (loss)	383,273	(285,506)	97,767
Other items included in income (loss) before income tax benefit (expense) (3)	—	(39,137)	(39,137)
Income (loss) before income tax benefit (expense)	$383,273	$(324,643)	$58,630

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended September 30, 2024:
Total revenues	$191,852	$9,702	$201,554
Property management and operating expenses	69,357	2,967	72,324
Other operating expenses not allocated to segments (2)	—	143,994	143,994
Total operating expenses	69,357	146,961	216,318
Proportionate property net operating income (loss)	122,495	(137,259)	(14,764)
Other items included in income (loss) before income tax benefit (expense) (3)	—	(155,584)	(155,584)
Income (loss) before income tax benefit (expense)	$122,495	$(292,843)	$(170,348)

	Real Estate Operations	Corporate and Other (1)	Consolidated
Nine Months Ended September 30, 2024:
Total revenues	$568,000	$29,549	$597,549
Property management and operating expenses	197,556	10,052	207,608
Other operating expenses not allocated to segments (2)	—	340,669	340,669
Total operating expenses	197,556	350,721	548,277
Proportionate property net operating income (loss)	370,444	(321,172)	49,272
Other items included in income (loss) before income tax benefit (expense) (3)	—	(405,245)	(405,245)
Income (loss) before income tax benefit (expense)	$370,444	$(726,417)	$(355,973)
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
(3)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, gain (loss) on derivative instruments, net, loss from unconsolidated real estate partnerships, and Merger-related costs.

Property management and operating expenses are comprised of operating expenses, property management expense charged to the property, real estate taxes, insurance, and ground lease expense. The following table presents total property management and operating expenses, by type, that has been allocated to our Real Estate Operations segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses (1)	$38,538	$36,034	$103,203	$99,081
Property management expense	5,413	5,186	16,274	17,962
Real estate taxes	20,905	21,210	62,926	61,579
Insurance	4,751	5,260	14,824	13,979
Ground lease expense	1,669	1,667	5,032	4,955
Property management and operating expenses	$71,276	$69,357	$202,259	$197,556
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q ("report") contains information that is forward-looking, including, without limitation, statements regarding: the payment of distributions in the future; our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding dispositions, and the use of proceeds thereof; the availability and cost of debt; our ability to comply with debt covenants; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and are subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, recession, and trade policies; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of the AIR Operating Partnership to hire and retain key personnel; the AIR Operating Partnership’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties are described in this report, as well as the section entitled “Risk Factors” in Item 1A of the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent filings with the Securities and Exchange Commission ("SEC").
The forward-looking statements relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this report that could cause actual results to differ. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect the AIR Operating Partnership.
Executive Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of September 30, 2025, our portfolio included 72 apartment communities with 26,420 apartment homes, in which we held an average ownership of approximately 81%.
Results of Operations
Because our operating results depend primarily on income from our apartment communities, the supply of and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our apartment communities and the pace and price at which we dispose of our apartment communities affects our operating results.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.
Financial Highlights
Net income (loss) attributable to our common unitholders per unit, on a dilutive basis, was $(0.42) for the three months ended September 30, 2025, compared to a net loss of $(1.12) for the three months ended September 30, 2024. Net income (loss) was impacted by unrealized gain on derivative instruments, and non-recurring costs in the prior year, including projects cost write-offs, separation expenses, and accelerated share-based compensation due to executive departures in 2024.
Results of Operations for the Three and Nine Months Ended September 30, 2025, Compared to 2024
Real Estate Operations
Real Estate Operations includes proportionate property NOI for two business segments: Same Store and Other Real Estate. Please see Note 12 to the condensed consolidated financial statements included in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
We use proportionate property NOI to assess the operating performance of our communities. We believe proportionate information benefits the users of our financial information by providing the amount of revenues, expenses, assets, liabilities, and other items attributable to our unitholders.
Proportionate property NOI reflects our share of rental and other property revenues, less property management and operating expenses. Revenues include utility reimbursements. Property management and operating expenses include property management fees charged to the properties, cash ground lease expense, real estate taxes, and insurance.
We do not include indirect offsite costs associated with centralized property support services billed to the properties, corporate property management expense, or casualty gains or losses in our assessment of segment performance. Accordingly, these items are included within Corporate and Other results discussed below.
In 2025, we focused on maximizing value creation by prioritizing higher rental rates aligned with the acceleration of seasonal demand. As part of this strategy, we intentionally accepted a lower Average Daily Occupancy (ADO) compared to the three and nine months ended September 30, 2024. This strategic pivot drove an improvement in the proportionate property NOI relative to the comparable period in 2024.
For the three months ended September 30, 2025, compared to 2024, our proportionate property NOI increased by $0.5 million, or 0.4%, which was primarily driven by Same Store NOI growth of $0.4 million, or 0.3%. Within Same Store NOI, revenues increased by $2.2 million, or 1.2%, primarily attributable to a 1.1% increase in residential net rental income driven by a 330-basis point increase in residential rents and reduction in net bad debt, offset partially by a 200-basis point decrease in Average Daily Occupancy ("ADO"). Same Store property operating expenses increased by $1.8 million, or 2.7%, primarily attributable to higher utility and personnel expenses, offset partially by a decrease in insurance costs in the current year.
For the nine months ended September 30, 2025, compared to 2024, our proportionate property NOI increased by $12.8 million, or 3.5%, which was primarily driven by Same Store NOI growth of $10.2 million, or 2.8%. Within Same Store NOI, revenues increased by $13.9 million, or 2.5%, primarily attributable to a 1.7% increase in residential rental income driven by a 270-basis point increase in residential rents offset partially by a 100-basis point decrease in ADO. The remaining revenue growth was attributable to increased utility reimbursements and growth in ancillary activity revenues. Same Store property operating expenses increased by $3.7 million, or 1.9%, primarily attributable to higher real estate taxes, insurance costs, and utility expenses in the current year, offset partially by lower property management expenses billed to the properties.

Corporate & Other
Total Income (loss) before income tax benefit (expense) for Corporate and Other contains the results from our apartment communities sold or held for sale, which we do not allocate to our operating segments for purposes of evaluating performance. Also included in Corporate and Other are third-party property management revenues, the financial impacts of any casualty losses, indirect offsite costs associated with property G&A, total company depreciation and amortization, and Interest Expense/Income.
Total revenues and property management and operating expenses
Operating Income includes property management revenue, the results of apartment communities sold or held for sale, corporate property management expenses, and indirect offsite costs.
For the three and nine months ended September 30, 2025, compared to 2024, non-segment real estate operations decreased by $3.9 million and $3.1 million, respectively, due primarily to a reduction in NOI from sold properties and a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses, offset partially by an increase in property management revenue.
General and administrative expenses
For the three months ended September 30, 2025, compared to 2024, general and administrative expenses increased by $2.6 million due to a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses, offset partially by lower public company costs that were eliminated as a result of the merger with funds affiliated with Blackstone Inc. (the "Merger"). For additional information regarding the Merger, please refer to Note 3, Blackstone Transaction, to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
For the nine months ended September 30, 2025, compared to 2024, general and administrative expenses decreased by $1.2 million due to public company costs that were eliminated as a result of the Merger, offset partially by a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses.
Other expenses, net
Other expenses, net, includes legal costs, partnership administration expenses, ground lease expense, and certain non-recurring items.
For the three and nine months ended September 30, 2025, compared to 2024, other expenses, net decreased by $42.3 million and $40.3 million, respectively, due to the prior year write-off of costs associated with pre-development, development, and redevelopment projects, decreased separation costs, including the acceleration of share-based compensation expense due to the departure of certain executives in 2024, and a decrease in non-recurring costs related to a business transformation project and certain one-time legal matters in the prior year.
Interest income
For the three and nine months ended September 30, 2025, compared to 2024, interest income increased by $0.3 million and $10.8 million, respectively, due to higher cash on hand invested in short-term liquid investments.
Interest expense
For the three months ended September 30, 2025, compared to 2024, interest expense decreased by $1.5 million, due primarily to a decrease in property-level debt attributable to communities sold during the year.
For the nine months ended September 30, 2025, compared to 2024, interest expense increased by $118.0 million, due primarily to an increase in the debt outstanding during the period.
Loss on extinguishment of debt
During the three and nine months ended September 30, 2024, we recognized $8.6 million and $36.9 million, respectively, of loss on extinguishment of debt due primarily to the non-cash write-off of deferred issuance costs and prepayment penalties incurred from the early payment of debt in connection with the Merger in 2024.

Gain on dispositions of real estate
During the nine months ended September 30, 2025, we recognized $241.4 million of gain on dispositions of real estate due primarily to the sale of five apartment communities.
During the nine months ended September 30, 2024, we recognized $3.3 million of gain on dispositions of real estate due primarily to the contribution of one property to the Core JV in 2024.
Gain (loss) on derivative instruments, net
During the three months ended September 30, 2025, we recognized a gain of $7.4 million due primarily to the mark-to-market adjustments of new derivatives entered into during the third quarter of 2025. During the nine months ended September 30, 2025, we recognized a loss of $8.2 million due to a change in expected future rates.
During the three and nine months ended September 30, 2024, we recognized $51.0 million and $36.2 million of losses, respectively, due primarily to the change in future rates of certain derivative instruments.
Loss from unconsolidated real estate partnerships
For the three months ended September 30, 2025, compared to 2024, loss from unconsolidated real estate partnerships decreased by $0.9 million, due primarily to an increase in NOI from our unconsolidated joint ventures.
For the nine months ended September 30, 2025, compared to 2024, loss from unconsolidated real estate partnerships decreased by $3.4 million, due primarily to an increase in NOI from our unconsolidated joint ventures and a reduction in amortization expense of intangible assets.
Merger-related costs
During the three and nine months ended September 30, 2024, we incurred $1.1 million and $169.0 million of costs associated with the Merger, respectively.
Net Asset Value
The net asset value (“NAV”) of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate based on the valuation policy furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024.
As of September 30, 2025, the NAV of the common OP Units for purposes of redemption was determined to be $31.04 per share, which will be the basis for the NAV through the quarter ending December 31, 2025, adjusted for any distributions or material changes.
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
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of September 30, 2025, our cash and cash equivalents and restricted cash was $440.6 million.
After consideration for the refinancing of $30.5 million of non-recourse property debt during November 2025, we have $225.0 million remaining in outstanding non-recourse property debt maturing through the third quarter of 2027. Based on current market conditions, we expect to refinance the maturing debt with new non-recourse property debt; however, if unforeseen market conditions occur, we have sufficient cash and cash equivalents on hand to repay all debt with a maturity date through the third quarter of 2027.
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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. As of September 30, 2025, the weighted-average remaining term to maturity for our total leverage, inclusive of extension options, was 4.6 years with a weighted-average interest rate of 5.9%, after consideration of our interest rate swaps and interest rate caps.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the nine months ended September 30, 2025, net cash provided by operating activities was $107.8 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the nine months ended September 30, 2025, increased $42.9 million compared to the same period in 2024, due primarily to merger-related costs incurred in the prior year in connection with the Merger, offset partially by higher cash paid for interest due to higher average debt balances during the period.
Investing Activities
For the nine months ended September 30, 2025, our net cash provided by investing activities of $162.3 million consisted primarily of proceeds from dispositions of real estate, offset partially by capital expenditures.
For the nine months ended September 30, 2024, our net cash used in investing activities of $346.9 million consisted primarily of purchases of real estate and capital expenditures.
Capital expenditures totaled $93.1 million and $110.7 million during the nine months ended September 30, 2025 and 2024, respectively. Of these amounts, expenditures anticipated to increase our rental revenues, which include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials, were $45.8 million and $50.3 million, respectively.
For the nine months ended September 30, 2025 and 2024, we capitalized $5.7 million and $10.2 million of indirect costs, respectively.
Financing Activities
Net cash used in financing activities of $474.0 million for the nine months ended September 30, 2025 consisted primarily of net principal repayments on non-recourse property debt, payments of distributions to common unitholders, including merger-related distributions, and distributions to noncontrolling interests from disposition and debt refinancing proceeds.

Net cash provided by financing activities of $833.0 million for the nine months ended September 30, 2024 consisted primarily of proceeds from non-recourse property debt, offset partially by merger-related distributions to common unitholders and the repayment of multiple debt instruments.
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
As of September 30, 2025, on a consolidated basis, we had $1.7 billion of non-recourse fixed-rate property debt and $4.2 billion of non-recourse variable-rate property debt outstanding. As of September 30, 2025, all outstanding variable-rate property debt was economically hedged by interest rate swaps and interest rate caps. These derivative instruments reduce or cap the entirety of our variable-rate exposure at a weighted-average rate of 6.7%. As of September 30, 2025, the capped rate on our interest rate caps is above the prevailing market rate.
After consideration of all outstanding interest rate swap derivatives and our interest rate caps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease net income by $6.8 million or $0.4 million, respectively, on an annual basis.
As of September 30, 2025, we had $440.6 million of cash and cash equivalents and restricted cash, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest income by $3.7 million on an annual basis.
After consideration of the interest rate swaps, interest rate caps, and cash and cash equivalents and restricted cash described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would both increase net income (loss) by $3.4 million or $3.1 million on an annual basis due to the positions of our derivative instruments.
We estimate the fair value of debt instruments as described in Note 9 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $5.9 billion as of September 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The AIR Operating Partnership’s management, with the participation of our co-principal executive officers and co-principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act")) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our co-principal executive officers and co-principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Commitments and Contingencies” in Note 7 of the condensed consolidated financial statements, included in Part I, Item 1 of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
As of the date of this report, there have been no material changes from the risk factors in the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue any unregistered OP units during the three months ended September 30, 2025.
Repurchases of Equity Securities
The Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit (1)	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (2)
July 1 - July 31, 2025	1,596	$30.19	N/A	N/A
August 1 - August 31, 2025	36,184	$30.19	N/A	N/A
September 1 - September 30, 2025	792	$29.37	N/A	N/A
Total	38,572	$30.17
(1)July and August prices represent the average price paid after consideration of the June 2025 distribution.
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

2.1
Agreement and Plan of Merger, dated as of April 7, 2024, by and among Apartment Income REIT Corp., Apex Purchaser LLC, Aries Purchaser LLC, Astro Purchaser LLC and Astro Merger Sub Inc. (Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on April 8, 2024, is incorporated herein by this reference)

3.1
Amendment to Certificate of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

3.2
Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q dated May 4, 2022 is incorporated herein by this reference)

3.3
Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P., dated June 25, 2024 (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2024 is incorporated herein by this reference)

3.4
Amendment No. 2 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

31.1
Certification of Co-Principal Executive Officer and Co-Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Co-Principal Executive Officer and Co-Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Principal Executive Officers and Co-Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the AIR Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of partners’ capital (deficit); (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INCOME REIT, L.P.

	By:	AIR-GP LLC, its General Partner

	By:	/s/ Molly H.N. Syke
Molly H.N. Syke
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: November 12, 2025