Form 10-K
period 2025-12-31
Apartment Income REIT, L.P.
filed 2026-03-13
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 6, 2026, the registrant had 1,509 holders of record of common OP Units outstanding.
_________________________________________________________________________________
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
Apartment Income REIT, L.P. (“AIR Operating Partnership” or “Operating Partnership”) is required to file annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Exchange Act of 1934 (as amended, the “Exchange Act”) as a result of the number of holders of common OP Units. The Operating Partnership will not be eligible to cease its public reporting unless it has fewer than 300 holders of its common OP Units. As of December 31, 2025, there were 1,513 holders of record of common OP Units.
AIR Operating Partnership’s consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to the AIR Operating Partnership, and its consolidated subsidiaries, collectively.

APARTMENT INCOME REIT, L.P.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("report") contains information that is forward-looking, including, without limitation, statements regarding: the payment of distributions in the future; our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding dispositions and the use of proceeds thereof; the availability and cost of debt; our ability to comply with debt covenants; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and are subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, recession, and trade policies; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of the AIR Operating Partnership to hire and retain key personnel; the AIR Operating Partnership's ability to maintain current or meet projected occupancy, rental rate, and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR Operating Partnership; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties are described in the section entitled “Risk Factors” described in Item 1A of this report and subsequent filings with the SEC.
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

PART I
ITEM 1. BUSINESS
The Company
The AIR Operating Partnership is focused on the ownership and operation of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego. Please refer to Note 13 to the consolidated financial statements in Item 8 for discussion regarding our segments.
On June 28, 2024, AIR completed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) by and among Apartment Income REIT Corp., Apex Purchaser LLC, a Delaware limited liability company (“Buyer 1”), Aries Purchaser LLC, a Delaware limited liability company (“Buyer 2”), Astro Purchaser LLC, a Delaware limited liability company (“Buyer 3” and, together with Buyer 1 and Buyer 2, collectively, the “Parent Entities”), and Astro Merger Sub, Inc., a Maryland corporation and a wholly owned subsidiary of the Parent Entities (“Merger Sub” and, together with the Parent Entities, the “Parent Parties”). The Parent Parties are affiliates of Blackstone Real Estate Partners X L.P., which is an affiliate of Blackstone Inc. (“Blackstone”). At the closing of the transactions contemplated by the Merger Agreement on June 28, 2024 (the “Closing”), Merger Sub merged with and into Apartment Income REIT Corp., which converted into a Delaware limited liability company with the name “Apartment Income REIT LLC” and continues to be managed by a Board of Directors (the “Merger”).
As a result of the Merger, as a subsidiary of Apartment Income REIT LLC, AIR Operating Partnership became a subsidiary of the Parent Entities and thereby, the General Partner and Special Limited Partner of the Operating Partnership are controlled, indirectly through the Parent Parties, by affiliates of Blackstone.
Business Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of December 31, 2025, our portfolio included 70 apartment communities with 25,743 apartment homes.
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
We continuously seek to improve our best-in-class property operations platform, the "AIR Edge". We seek teams that are more cohesive, better compensated, and more productive. We seek customers that make better neighbors and stay longer. Our high customer retention is driven by delivering world-class customer service; taking advantage of real-time analytics and artificial intelligence; increasing automation; centralizing operational tasks where efficient to do so; standardizing business processes, and operational measurements; and enhancing financial controls over field operations.
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

Taxation
The AIR Operating Partnership is treated as a partnership for United States federal income tax purposes and is not subject to United States federal income taxation. The state and local tax laws may not conform to the United States federal income tax treatment, and the Operating Partnership may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income (loss).
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
Regulation
General
Apartment communities and their owners are subject to various laws, ordinances, and regulations. Existing rent control laws, as well as future enactment of rent control or rent stabilization laws, “just cause” evictions, or other laws regulating multi-family housing (such as resident screening requirements or limitations on fees) may reduce rental revenue, increase operating and compliance costs, require modification of resident screening requirements, or affect the stability of our communities. In addition, apartment communities and their owners are subject to numerous other requirements, including those related to fee disclosures, real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income (loss) and cash flows from operating activities.
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
We are committed to transparency and continuous improvement. In 2025, we received a Global Real Estate Sustainability Benchmark (GRESB) score of 85 out of 100 and 4 stars out of 5, marking the company's fifth year of participation in the global benchmark. The achievement placed AIR in the top 25% of all participating residential entities in the Americas, ranking 33rd out of 145. AIR received top scores of 95 or higher out of 100 in five key categories: Leadership, Building Certifications, Stakeholder Engagement, Tenants and Community, and Data Monitoring & Review.
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
Our focus on our team and culture is widely recognized. We have received the following awards:
•AIR is a Great Place To Work Certified company based on the 2025 Annual Engagement Survey
•2025 Top Workplaces USA Award for the fourth consecutive year
•2025 Top Workplace in Real Estate (by Energage)
•2025 Top Workplace Culture Excellence Award for Purpose & Values, Work-Life Flexibility, Innovation, Leadership, Women-Led, Professional Development, Employee Well-Being, and Employee Appreciation
•2025 Top Workplace in Colorado (by the Denver Post), a 12-time winner
•2025 Top Workplace in Philadelphia (by The Philadelphia Inquirer) for the third consecutive year
•2025 Top Workplace in South Florida (by the Sun Sentinel) for the third consecutive year
•2025 Top Workplace in Los Angeles (greater Los Angeles County) for the second consecutive year
Approximately 71% of all open manager level positions were filled internally in 2025, and approximately 50% of all open positions were filled internally. We provide both formal and informal training and coaching for teammates at every level of the organization. In 2025, 43% of our teammates voluntarily took part in our leadership and professional development training.
As of December 31, 2025, we had approximately 810 teammates, of whom approximately 660 were at the apartment community level performing on-site functions, with the remainder performing off-site functions. As of December 31, 2025, unions represented 27 of our teammates. We have never experienced a work stoppage and we believe we maintain satisfactory relations with our teammates.
Available Information
Our Annual Reports on Form 10-K, the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to any of those reports that are filed with the Securities and Exchange Commission are available free of charge through our website at www.aircommunities.com and the SEC’s website at www.sec.gov. We may use our website as a channel of distribution of business information and the information we post through this channel may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases and SEC filings. The contents of our website are not, however, a part of this report.

ITEM 1A. RISK FACTORS
The risk factors noted in this section, and other factors noted throughout this report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.
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
We depend on our senior management.
Our success and our ability to implement and manage anticipated future growth depend, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational activities. Pursuant to certain arrangements with Blackstone affiliated companies, members of our management team will manage certain aspects of the business of such vehicles without any minimum time allocation, which may divert attention from operating our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, which could adversely affect our financial condition, results of operations, and cash flow. See also “—Risks Related to Our Organization and Structure” and “—Risks Related to Conflicts of Interest.”

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
We also are subject to laws, rules, and regulations in the United States, such as the California Consumer Protection Act ("CCPA"), relating to the collection, use, and security of employee and other data. Evolving compliance and operational requirements under the CCPA and the privacy and data security laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time. Our failure to comply with laws, rules, and regulations related to privacy and data protection could harm our business or reputation.

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
Factors that could negatively impact our operations or those of entities in which we hold a partial interest during an adverse economic or geopolitical event, or dislocation in the credit market or pandemic or another health crisis include:
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
In addition, the recent political shifts has led to, and may continue to lead to, new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration in a variety of areas, which may result in wide-ranging and unpredictable macroeconomic effects that impact our business.

We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.
In recent years, advocacy groups, government agencies and the general public have raised concerns regarding sustainability matters and increasingly regulators, customers, investors, and employees are focusing on sustainability matters and related disclosures. Such governmental, investor and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.
We may also communicate certain initiatives regarding environmental, human capital management, and other sustainability-related matters in our SEC filings or in other disclosures. These initiatives could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives based on cost, timing or other considerations. Furthermore, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our sustainability-related policies, practices and initiatives (and progress on those initiatives), which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, or for any revisions to these initiatives. Further, as part of our sustainability practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ sustainability-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of inaccurate or misleading statements regarding sustainability-related matters, either because we overstate (often referred to as “greenwashing”) or understate the extent to which we are engaging in sustainability-related practices.
Moreover, there is regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and regulatory organizations. These rules and regulations continue to evolve in scope and complexity and new requirements may be created, making compliance more difficult and uncertain. There has been increased regulatory focus on sustainability-related matters and the accuracy of statements made regarding such matters, including whether such statements are greenwashing. If we are perceived as, or accused of, greenwashing or understating the extent to which we are engaging in sustainability-related practices, such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
These changing rules and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations. If we or our residents fail or are perceived to fail to comply with or meet applicable rules and regulations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current sustainability practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.
Conversely, some regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters could be perceived negatively and adversely impact our reputation and business.

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets, a sector to which certain of our investment strategies have significant exposure.
Through our use of AI technologies, we avail ourselves of the potential benefits, insights and efficiencies resulting from these technologies. For example, our employees can use internal generative AI-powered applications to help summarize, search or translate documents or gather information on a wide variety of topics. However, these technologies also present a number of potential risks that cannot be fully mitigated. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies is incomplete, inadequate or biased in some way, the performance of our products, services, and businesses could suffer. Data in models that AI Technologies use are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of AI Technologies and adversely impact us and our operations to the extent we rely on the work product of such AI Technologies in such operations. The volume and reliance on data and algorithms also make AI Technologies more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We could be exposed to risks to the extent third-party service providers, or any counterparties use AI Technologies in their business activities. There is also a risk that AI Technologies may be misused or misappropriated by our employees and/or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personal identifiable information, into AI Technology applications, resulting in such information becoming part of a dataset that is accessible by third-party AI Technology applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. In addition, we may not be able to control how third-party AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. We may be subject to legal and regulatory investigations and/or actions related to our use of AI Technologies, including as related to alleged misuse or misappropriation of our data. This could also have an adverse impact on our reputation. We may also communicate externally regarding AI Technology-related initiatives, including our development and use of AI Technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI Technology.
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
As of December 31, 2025, we had approximately $4.1 billion of variable-rate indebtedness outstanding, before consideration of floating-to-fixed-rate interest rate swaps and interest rate cap derivatives. After consideration of these derivatives, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $3.6 million or $6.6 million, respectively, on an annual basis.
As of December 31, 2025, we had $372.4 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
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
•Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Blackstone could otherwise expect to use for purposes of identifying and managing our real estate investments. For example, Blackstone may come into possession of material non-public information with respect to companies that are clients of Blackstone or its affiliates, in which the General Partner may be considering making an investment. As a consequence, that information, which could be of benefit to us, might become restricted to those other businesses and otherwise be unavailable to us, and could also restrict our activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise a client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, to engage in businesses or activities competitive with such companies.
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

•Transactions with Blackstone Vehicles and Blackstone-Affiliated Portfolio Entities. From time to time, we may enter into transactions for the provision of goods and services, purchase and sale of assets and other matters with Blackstone vehicles and other portfolio entities of investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates. In particular, we may engage Blackstone-affiliated portfolio entities or be engaged by Blackstone-affiliated entities to provide various services, including, but not limited to property management, corporate support services, account management, administrative support, data management finance/budgeting and forecasting, financing management, fundraising support, human resources and recruiting, communications and public affairs, information and data security support, information technology and software systems support, corporate governance and entity management and risk management. These agreements, transactions and other arrangements may involve payment of fees and other amounts, as well as reimbursement of amounts related to compensation of executive officers. Such transactions will be conducted in accordance with our internal corporate policies and applicable laws and regulations to ensure fairness to the Operating Partnership.
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

Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV per common OP Unit is not audited by our independent registered public accounting firm. We calculate and publish NAV per common OP Unit quarterly solely for purposes of establishing the Value of a REIT Share and similar terms as set forth in our Partnership Agreement, including for purposes of redeeming common OP Units in accordance with the Partnership Agreement. You should not view our quarterly NAV per common OP Unit, on its own, as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV per common OP Unit may differ from those used by other companies now or in the future.
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
The AIR Operating Partnership’s technology team, under the leadership of our Executive Vice President of Technology and Chief Technology Officer, who has over 30 years of technology management experience, defines an annual work plan designed to maintain strong cybersecurity maturity, set improvement objectives of key controls and systems, including feedback from third-party assessments, and identify and implement on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of our annual planning, management conducts regular tabletop testing of our incident response plan to increase awareness, establish key decision-making criteria, ensure effective communication, and comply with our disclosure obligations. We also partner with third-party experts to assess the effectiveness of our cybersecurity prevention and response systems and processes (e.g., periodic penetration testing and assessments of IT general controls). We also engage vendors to enhance cybersecurity safeguards and improve incident response and updates or replaces systems and applications as appropriate to improve data processing and storage management and enhance security. To further protect our information systems, we structure and monitor our relationships with third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.
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
Governance
Our Executive Vice President of Technology and Chief Technology Officer, in coordination with other members of AIR Operating Partnership’s management, is responsible for leading the assessment and management of cybersecurity threats. AIR Operating Partnership has implemented a governance program for its cybersecurity efforts. This includes regularly updating privacy notices, terms of use, and lease documents, as well as identifying responsible teammates to facilitate the implementation of cybersecurity priorities. These teammates report regularly to senior management on risk identification, safeguards, and mitigation steps. AIR Operating Partnership has developed and implemented policies to identify and mitigate cybersecurity risks and provides training to teammates at onboarding and annually thereafter. Updates are communicated to all teammates, and actionable guidance is provided when new risks arise. Our Board of Directors (i.e., the Board of Directors of Apartment Income REIT LLC, with Apartment Income REIT LLC as the sole member of the sole member of the General Partner) will receive updates on the AIR Operating Partnership’s cybersecurity profile risk assessment and technology environment and the broader technology landscape as and when appropriate.

ITEM 2. PROPERTIES
Additional information about our consolidated real estate, including property debt, is contained in “Schedule III – Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.
Our portfolio is diversified by both geography and price point, with a mix of urban and suburban submarkets, and consists of market rate apartment communities in which we own a substantial interest. Our portfolio includes garden style, mid-rise, and high-rise apartment communities located in nine states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States. The following table sets forth information on the apartment communities in our portfolio as of December 31, 2025:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership
Bay Area	7	1,753	76%
Boston	4	652	100%
Denver	7	2,059	85%
Los Angeles	9	3,815	78%
Miami	10	4,014	96%
Philadelphia	8	2,639	74%
San Diego	5	2,314	80%
Washington, D.C.	13	6,837	69%
Other markets	7	1,660	100%
Total portfolio (1)	70	25,743	81%
(1)Total portfolio represents the number of apartment communities in which we owned an equity interest.
As of December 31, 2025, on a consolidated basis, our apartment communities contained, on average, 368 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks, and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies, and patios.
As of December 31, 2025, on a consolidated basis, apartment communities in our portfolio were encumbered by, in aggregate, $5.7 billion of property debt with a weighted-average interest rate of 5.8% and a weighted-average maturity of 4.4 years. The apartment communities collateralizing this non-recourse property debt have an aggregate net book value of $4.8 billion.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal matters included in Note 7 to our consolidated financial statements in Item 8 of this report on Form 10-K is incorporated by reference into this Item 3. In addition to the matters referred to in Note 7, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.
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
On March 6, 2026, there were 153,585,782 common partnership units and equivalents outstanding (144,568,877 of which were held by the General Partner and Special Limited Partner) that were held by 1,509 unitholders of record.
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue any unregistered OP units during the three months ended December 31, 2025.
Repurchases of Equity Securities
The Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit (1)	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (2)
October 1 – October 31, 2025	10,674	$29.37	N/A	N/A
November 1 – November 30, 2025	3,249	$29.73	N/A	N/A
December 1 – December 31, 2025	2,018	$31.04	N/A	N/A
Total	15,941	$29.66
(1)December price represents the average price paid after consideration of the December 2025 distribution.
(2)The terms of the Partnership Agreement of AIR Operating Partnership do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, we have no publicly announced plans or programs of repurchase.
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
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2025, compared to 2024, should be read in conjunction with the accompanying consolidated financial statements in Item 8. For discussion of the year ended December 31, 2024, compared to 2023, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Results of Operations for the Year Ended December 31, 2024, Compared to 2023” included in the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Highlights
Net income (loss) attributable to our common unitholders per unit, on a dilutive basis, was $1.17 for the year ended December 31, 2025, compared to a net loss of ($2.38) for the year ended December 31, 2024. The increase in net income (loss) was driven by higher gains on dispositions of real estate, a decrease in loss on extinguishment of debt, and non-recurring costs in the prior year, including Merger-related costs, project cost write-offs, separation expenses, and accelerated share-based compensation due to executive departures in 2024. This was offset by an increase in interest expense and the change in (loss) gain on derivative instruments.
Results of Operations for the Year Ended December 31, 2025, Compared to 2024
Real Estate Operations
Real Estate Operations includes proportionate property NOI for two business segments: Same Store and Other Real Estate. Please see Note 13 to the consolidated financial statements for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
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
In 2025, we focused on maximizing value creation by prioritizing higher rental rates aligned with the acceleration of seasonal demand. As part of this strategy, we intentionally accepted a lower Average Daily Occupancy (ADO) compared to 2024. This strategic pivot drove an improvement in the proportionate NOI relative to the comparable period in 2024.
For the year ended December 31, 2025, compared to 2024, our proportionate property NOI increased by $14.8 million, or 3.1%, which was primarily driven by Same Store NOI growth of $11.9 million, or 2.5%. Within Same Store NOI, revenues increased by $17.8 million, or 2.5%, primarily attributable to a 1.7% increase in residential revenue driven by a 260-basis point increase in residential rents offset partially by a 110-basis point decrease in ADO. The remaining revenue growth was attributable to increased utility reimbursements and growth in ancillary revenues. Same Store property operating expenses increased by $5.9 million, or 2.4%, primarily attributable to higher real estate taxes, insurance costs, and utility expenses in the current year, offset partially by lower property management expenses billed to the properties.
Corporate & Other
Total Income (loss) before income tax benefit (expense) for the Corporate and Other contains the results from our apartment communities sold or held for sale, which we do not allocate to our operating segments for purposes of evaluating performance. Also included in this section are third-party property management revenues, the financial impacts of any casualty losses, indirect offsite costs associated with property G&A, total company depreciation and amortization, and interest expense and income.
Total Revenues and Property Management and Operating Expenses
Operating income includes property management revenue, the results of apartment communities sold or held for sale, corporate property management expenses, and indirect offsite costs.
For the year ended December 31, 2025, compared to 2024, non-segment real estate operations decreased by $10.7 million, due primarily to a reduction in NOI from sold properties and a change in methodology related to the allocation of human resources and information technology costs from property management expenses to general and administrative expenses, offset partially by an increase in property management revenue.

General and Administrative Expenses
For the year ended December 31, 2025, compared to 2024, general and administrative expenses increased by $1.5 million, due to a change in methodology related to the allocation of human resources and information technology costs from property management expenses to general and administrative expenses, offset partially by public company costs that were eliminated as a result of the Merger.
Other Expenses, Net
Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, ground leases and certain non-recurring items.
For the year ended December 31, 2025, compared to 2024, other expenses, net decreased by $39.9 million, due to the prior year write-off of costs associated with pre-development, development, and redevelopment projects, decreased separation costs, including the acceleration of share-based compensation expense due to the departure of certain executives in 2024, and a decrease in non-recurring costs related to a business transformation project and certain one-time legal matters in the prior year.
Interest Income
For the year ended December 31, 2025, compared to 2024, interest income increased by $9.8 million, due primarily to higher cash on hand invested in short-term liquid investments.
Interest Expense
For the year ended December 31, 2025, compared to 2024, interest expense increased by $108.7 million, due primarily to debt placed as a result of the Merger in 2024.
Loss on Extinguishment of Debt
For the year ended December 31, 2025, compared to 2024, loss on extinguishment of debt decreased by $33.8 million, due primarily to the non-cash write-off of deferred issuance costs and prepayment penalties incurred from the early payment of debt in connection with the Merger in 2024.
Gain on Dispositions of Real Estate and Impairments of Real Estate, Net
During the year ended December 31, 2025, we recognized $445.1 million of gain on dispositions of real estate due to the sale of seven apartment communities.
During the year ended December 31, 2024, we recognized $4.0 million of gain on dispositions of real estate due to the contribution of one property to the Core JV in 2024.
Gain (Loss) on Derivative Instruments, Net
During the year ended December 31, 2025, we recognized a loss of $2.8 million due primarily to the mark-to-market valuation changes in interest rate swaps and interest rate caps, net during the period.
During the year ended December 31, 2024, we recognized $11.2 million of gains due primarily to the mark-to-market valuation changes in interest rate swaps and interest rate caps, net during the period.
Loss from Unconsolidated Real Estate Partnerships
For the year ended December 31, 2025, loss from unconsolidated real estate partnerships decreased $3.4 million, compared to 2024 primarily due to an increase in NOI from our unconsolidated joint ventures and a reduction in amortization expense of intangible assets.
Merger-Related Costs
During the year ended December 31, 2024, we incurred $169.4 million of costs associated with the Merger.

Net Asset Value
The net asset value (“NAV”) of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate based on the valuation policy furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024.
During the quarter ended December 31, 2025, the NAV of the common OP Units for purposes of redemption, as adjusted for a special distribution, was $31.04. As of December 31, 2025, the NAV of the common OP Units for purposes of redemption was determined to be $30.83 per common OP Unit, which will be the basis for the NAV through the quarter ending March 31, 2026, adjusted for any distributions or material changes.
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of December 31, 2025, our cash and cash equivalents and restricted cash was $372.4 million.
Subsequent to December 31, 2025, we paid distributions to holders of record of common OP Units and LTIP units in the amount of $104.6 million and $45.8 million, refer to Note 3 to the consolidated financial statements in Item 8. After these distributions, our remaining cash on hand, without consideration for additional operating cash flows, would be $221.4 million.
We have $199.2 million remaining in outstanding non-recourse property debt maturing through 2027. Based on current market conditions, we expect to refinance the maturing debt with new non-recourse property debt; however, if unforeseen market conditions occur, we have sufficient cash and cash equivalents on hand to repay all debt with a maturity date through the second quarter of 2027.
For further information on our liquidity requirements related to our contractual obligations and commitments, refer to Note 4, Note 5, Note 7, and Note 8 to the consolidated financial statements in Item 8. In addition to the commitments outlined in the aforementioned notes, we also anticipate interest payments, net of the impact of our economic hedges, for the years ending December 31, 2026 through 2030 and thereafter of approximately $296.0 million, $282.0 million, $265.0 million, $198.0 million, $28.0 million and $51.0 million, respectively, in the aggregate thereafter based on balances outstanding as of December 31, 2025.
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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 4.5 years as of December 31, 2025, inclusive of extension options, with a weighted-average interest rate of 5.8%, after consideration of our interest rate swaps and interest rate caps.
Changes in Cash, Cash Equivalents and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.

Operating Activities
For the year ended December 31, 2025, net cash provided by operating activities was $141.9 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the year ended December 31, 2025, increased by $30.8 million compared to 2024, due primarily to merger-related costs paid in the prior year in connection with the Merger, partially offset by higher cash paid for interest in the current year due to higher average debt balances outstanding throughout the year.
Investing Activities
For the year ended December 31, 2025, our net cash provided by investing activities of $457.6 million consisted primarily of proceeds from dispositions of real estate, partially offset by capital expenditures.
For the year ended December 31, 2024, our net cash used in investing activities of $385.1 million consisted primarily of purchases of real estate and capital expenditures.
Capital expenditures totaled $119.9 million and $147.3 million during the years ended December 31, 2025 and 2024, respectively. Of these amounts, expenditures anticipated to increase our rental revenues, which include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials, were $54.9 million and $61.0 million, respectively.
For the years ended December 31, 2025 and 2024, we capitalized $6.7 million and $13.3 million of indirect costs, respectively.
Financing Activities
Net cash used in financing activities of $871.7 million for the year ended December 31, 2025, consisted primarily of net principal repayments on non-recourse property debt, payment of distributions to the holders of common OP, and distributions to noncontrolling interests from dispositions.
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

Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. The measurement of the impairment loss is based on the fair value of the communities and incorporates various estimates, assumptions, and market data, the most significant being market rental rates, operating expense assumptions, expected hold period, capitalization rates, and purchase and sale agreements. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rates are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgment. We did not recognize any such impairment during the years ended December 31, 2025 and 2024. We recognized an impairment loss on real estate of $23.6 million under the held for sale impairment model during the year ended December 31, 2023.
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
As of December 31, 2025, on a consolidated basis, we had $1.7 billion of non-recourse fixed-rate property debt, and $4.1 billion of non-recourse variable-rate property debt outstanding. As of December 31, 2025, all outstanding variable-rate property debt was economically hedged by interest rate swaps and interest rate caps. These derivative instruments reduce or cap the entirety of our variable-rate exposure at a weighted-average rate of 6.9%. As of December 31, 2025, the capped rate on our interest rate caps is above the prevailing market rate.
After consideration of all outstanding interest rate swaps and our interest rate caps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease net income (loss) by $6.6 million or $3.6 million, respectively, on an annual basis.
As of December 31, 2025, we had $400.0 million of speculative interest rate swap derivatives. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease gain (loss) on derivative instruments, net by $3.1 million on an annual basis.
As of December 31, 2025, we had $372.4 million cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
After consideration of the interest rate swaps and interest rate caps, and cash and cash equivalents and restricted cash described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would decrease net income (loss) by $0.5 million and increase net income (loss) by $3.5 million, respectively, on an annual basis.
We estimate the fair value of debt instruments as described in Note 10 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $5.7 billion as of December 31, 2025.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The independent registered public accounting firm’s report, consolidated financial statements and schedule listed in the “Index to Financial Statements” on page F-1 of this Annual Report are filed as part of this report and incorporated herein by this reference.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the AIR Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our co-principal executive officers and co-principal financial officers, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management assessed the effectiveness of the AIR Operating Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2025, the AIR Operating Partnership’s internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Biographical information for the executive officers and directors follows.

Lisa R. Cohn Co-Chief Executive Officer Age: 57 Director since 2024
Experience
•Co-Principal Executive Officer of AIR Communities (2024-Present)
•Co-Principal Financial Officer of AIR Communities (2025-Present)
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
Education
•J.D., Harvard Law School, cum laude
•A.B., Stanford University, with Honors and Distinction

Keith M. Kimmel Co-Chief Executive Officer Age: 54
Experience
•Co-Principal Executive Officer of AIR Communities (2024-Present)
•Co-Principal Financial Officer of AIR Communities (2025-Present)
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

Jacob Werner Global Chief Investment Officer, Blackstone Real Estate Age: 43 Director since 2024
Experience
•Global Chief Investment Officer for Blackstone Real Estate (2026-Present)
•Co-Head of Americas Acquisitions, Blackstone Real Estate (2023-2025)
•Senior Managing Director, Blackstone Real Estate (2018-Present)
•Various other roles at Blackstone (2005-2018)
Qualifications
•Since joining Blackstone in 2005, Mr. Werner has been involved in a number of Blackstone's largest real estate investments, including BioMed Realty, Pure Industrial, Home Partners of America, and Education Realty Trust.
Education
•B.S., McIntire School of Commerce at the University of Virginia (graduated with distinction)

Asim Hamid Senior Managing Director, Blackstone Real Estate Age: 47 Director since 2024
Experience
•Senior Managing Director, Blackstone Real Estate (2023-Present)
•Managing Director, Blackstone Real Estate (2020-2023)
•Principal, Blackstone Real Estate (2017-2020)
Qualifications
•Mr. Hamid focuses on new investment opportunities in the residential sector for Blackstone Real Estate.
Education
•B.S. in Finance and Accounting, Stern School of Business at New York University

Richard Reyes Managing Director, Blackstone Real Estate Age: 36 Director since 2024
Experience
•Managing Director, Blackstone Real Estate (2022-Present)
•Principal, Blackstone Real Estate (2020-2022)
•Associate, Blackstone Real Estate (2017-2019)
•Assistant Vice President, Waterton Associates (2015-2017)
Qualifications
•Mr. Reyes focuses on new investment opportunities in the multifamily sector for Blackstone Real Estate.
Education
•B.S. in Finance from the University of Illinois

Scott McCallum Managing Director, Blackstone Real Estate Age: 38 Director since 2024
Experience
•Managing Director, Blackstone Real Estate (2017-Present)
•Principal, Blackstone Real Estate (2022-2024)
•Senior associate, Blackstone Real Estate (2020-2021)
•Associate, Blackstone Real Estate (2019)
•Analyst, Blackstone Real Estate (2017-2018)
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
How We Govern and Are Governed
Code of Ethics
AIR has a “Code of Business Conduct and Ethics” that applies to all teammates of the Operating Partnership, including its co-principal executive officers, co-principal financial officers, and principal accounting officer. The Code of Business Conduct and Ethics is posted on AIR’s website (www.aircommunities.com) and is also available in print to unitholders, upon written request to AIR’s Corporate Secretary. If, in the future, AIR waives a provision in the Code of Business Conduct and Ethics, AIR intends to satisfy any applicable disclosure requirement under Item 5.05 of Form 8-K by posting such information on AIR’s website (www.aircommunities.com), as necessary.
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

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS (“CD&A”)
Our Named Executive Officers
This CD&A describes the compensation programs and practices regarding our Named Executive Officers (“NEOs”) for 2025. Our NEOs for 2025 were our current Co-Chief Executive Officers (Co-CEO's) and Co-Principal Financial Officers, and our former Chief Financial Officer. The compensation program relates to the AIR Operating Partnership, a privately held company.

Name	First Elected	Position
Lisa R. Cohn	December 2007	President, General Counsel, and Secretary (Co-Chief Executive Officer and Co-Principal Financial Officer)
Keith M. Kimmel	January 2011	President of Property Operations (Co-Chief Executive Officer and Co-Principal Financial Officer)
Paul L. Beldin	September 2015	Former Executive Vice President and Chief Financial Officer*
* As previously announced, as of November 3, 2025, Mr. Beldin began a transition period and ceased to serve as Chief Financial Officer (Principal Financial Officer) of the AIR Operating Partnership.
Overview of Pay-for-Performance Philosophy
We are a pay-for-performance organization. Each officer’s annual cash incentive compensation includes, “short term incentive” or “STI”, which is based in part on AIR’s performance, and personal goals. Longer term compensation, “long term incentive” or “LTI”, are expected to be time-based deferred incentives that vest over an applicable service period. In light of our structure, as a non-listed SEC-reporting company, the Operating Partnership does not identify a peer group.
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
Summary of Executive Compensation Program and Governance Practices
What We Pay and Why: Components of Executive Compensation
Total compensation for the AIR Operating Partnership's named executive officers is comprised of the following components:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a salary that is competitive with market.
STI	Cash	Reward executives for achieving short-term business objectives.
LTI	Deferred incentives subject to time vesting in either cash or Blackstone Real Estate Income Trust, Inc. (“BREIT”) Restricted Stock Units (“RSUs”)	Align executive compensation with company objectives and provide an incentive to take a longer-term view of the AIR Operating Partnership's performance.
2025 Pay Overview
The AIR Operating Partnership does not have a compensation committee, however, the Board is expected to continue to determine compensation of executive officers, in consultation with management.
The 2025 target compensation and incentive compensation for 2025 for NEOs are summarized as follows:

			Target Total Incentive		2025 Incentive Compensation ($)
			Compensation		STI	LTI
	Target Total Compensation ($)	Annual Base Salary ($) (1)	STI/Investment Based Compensation ($)(2)	LTI ($) (3)	($) (4)	Time-Based LTI ($)(5)
Ms. Cohn	3,150,000	550,000	850,000	1,750,000	1,078,650	437,500
Mr. Kimmel	3,150,000	550,000	850,000	1,750,000	1,078,650	437,500
Mr. Beldin	1,625,000	450,000	425,000	750,000	453,581	187,500
(1)Amounts shown are annual base salaries as of January 1, 2025.
(2)Amounts shown are target STI as of January 1, 2025.
(3)Amounts shown are target LTI as of January 1, 2025.
(4)Amounts shown reflect the 2025 STI paid to each of Messrs. Beldin, Kimmel, and Ms. Cohn.
(5)In 2024, each of Messrs. Beldin, Kimmel, and Ms. Cohn received a time-based LTI grant that vests ratably over three years, and is for the purpose of attracting and retaining key talent integral AIR’s success.
Base Salary
As of January 1, 2025, Ms. Cohn's and Mr. Kimmel’s base compensation was $550,000. Mr. Beldin's base compensation was set at $450,000.
Short-Term Incentive Compensation for 2025
The STI target for Ms. Cohn and Mr. Kimmel was $850,000 with 100% of the target STI based on AIR’s performance against Key Performance Indicators (“KPI”). The STI target for Mr. Beldin was $425,000 with 25% of the target STI based on AIR’s performance against KPI and 75% based on the achievement of his individual MAP goals. AIR’s overall KPI performance was 126.9%. Accordingly, each was awarded 126.9% of the portion of his or her STI attributable to KPI (i.e., 100% of the target STI amount shown above for Ms. Cohn and Mr. Kimmel and 25% of the target STI amount shown above for Mr. Beldin). In determining the MAP achievement component of Mr. Beldin's 2025 STI, management determined that Mr. Beldin would be paid at 100% of target.
For 2025, the KPI reflected our five areas of strategic focus, as set forth below. Specifically, the KPI consisted of the following five corporate goals, each weighted as described. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%, with performance in between interpolated.
Each of the KPI objectives and associated weights are listed below:
•Rate Performance (30% of KPI)
•Revenue per Occupied Home vs Budget
◦This goal was achieved above target at 45.7%
•Operations Performance (35% of KPI)
•NOI (excluding Taxes and insurance) Performance vs Budget
◦This goal was achieved above target at 36.2%
•Growth Execution/Performance (20% of KPI)
•Develop and execute plan to assume property management (including related reporting) for additional assets as agreed upon with Blackstone. Optimize performance of those assets once on the AIR platform.
◦Achieved at target at 20%
•Team Performance (10% of KPI)
•Team engagement: Participation rate and favorable response on all questions (5% of the 10% of KPI)
•Retention: Achieve Voluntary turnover rate below 20% (2.5% of the 10% of KPI). Overall turnover rate below 25% achieved (2.5% of the 10% of KPI).
◦This goal was achieved above target at 20%

•Sustainability (5% of KPI)
•Develop a plan to identify portfolio carbon reduction initiatives for a 15% emissions reduction by 2028.
◦Achieved at target at 5%
For 2025, overall KPI achievement results were 126.9%.
Several of the key financial indicators that AIR used in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures, but the Operating Partnership no longer reports such measures.
Goal setting
For all numerical metrics, our target 2025 performance goals were aligned with our 2025 budget goals. We have a rigorous budgeting process that includes an evaluation of prior performance, market data, and peer performance. Our budget strategy is to set ambitious, achievable goals. Our 2025 budget and KPI goals were finalized in January 2025.
Long-Term Incentive Compensation Awards for 2025
Mr. Beldin received an LTI grant on February 1, 2025, for $750,000 as a time-based deferred cash incentive that vests ratably over three years starting in 2026.
Ms. Cohn's and Mr. Kimmel’s 2025 LTI target grant of $1,750,000 was awarded on January 1, 2026, as BREIT RSUs that vest into BREIT shares as follows: 25% at the end of 2026 and 2027, and 50% at the end of 2028.
Risk analysis of compensation programs
The Operating Partnership has reviewed and considered its executive compensation program and non-executive compensation programs, and it does not believe that its compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the organization. The Operating Partnership believes that our compensation programs align management incentives with AIR’s long-term interests.

The AIR Operating Partnership's Compensation Program Discourages Excessive Risk-Taking
Limits on STI. The compensation of executive officers and other teammates is not overly weighted toward STI. Moreover, STI is capped.
Use of LTI. LTI was included in target total compensation and typically vests over a period of three years. The vesting period encourages officers to focus on sustaining the AIR Operating Partnership’s long-term performance. Executive officers with more responsibility for strategic and operating decisions have a greater percentage of their target total compensation allocated to LTI.

Shared performance metrics across the organization. A portion of 2025 STI for AIR NEOs was based upon our performance against our corporate goals, which were core to the long-term strategy of our business and were reviewed and approved by the Board. In addition, having shared performance metrics across the organization reinforced our focus on a collegial and collaborative environment.

Multiple performance metrics. We had five corporate goals for 2025. In addition, through our performance management program, Managing AIR Performance, or MAP, which sets and monitors performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Having multiple performance metrics inherently reduced excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Post-Employment Compensation and Employment and Severance Arrangements
401(k) Plan
We provide a 401(k) plan that is offered to all teammates. In 2025, we matched 50% of participant contributions to the extent of the first 6% of the participant’s eligible compensation for a maximum of 3% match. For 2025, the maximum match was $10,500, which was the amount matched for each of Messrs. Beldin, Kimmel, and Ms. Cohn’s 401(k) contributions.
Other than the 401(k) plan, we do not provide post-employment benefits. Additionally, we do not maintain a defined benefit pension plan, a supplemental executive retirement plan or any other similar arrangements.
Executive Employment Arrangements
Offer Letters for both Ms. Cohn and Mr. Kimmel

Offer Letter with Ms. Cohn
The Operating Partnership entered into an offer letter with Ms. Cohn, effective as of October 18, 2024, which provides for (i) an annual base salary of $550,000, (ii) eligibility for annual performance bonuses in a target amount equal to $850,000, (iii) participation in the AIR Operating Partnership’s long term incentive plan with an annual cash grant valued at $1,750,000, that will vest over a three-year period (with the initial grant vesting 25% at the end of 2025 and 2026, and 50% at the end of 2027), and in future years, Ms. Cohn is expected to receive an annual LTI grant with a target grant date value equal to $1,750,000, which will vest over a three-year period following the year of the grant (25% per year at the end of each of the first two years following the year of the grant, and 50% at the end of the third year), to the extent the LTI grant is awarded in RSUs of BREIT, subject to her continued employment, (iv) participation in the AIR Operating Partnership’s promote pool with an initial grant representing the right to receive 8% (which was subsequently increased to 13% effective October, 1 2025) of the AIR Operating Partnership’s promote pool and eligibility for additional grants upon future AIR investments and investments managed by the AIR Operating Partnership, (v) a cash sign-on award equal to $778,965, (vi) paid time off and (vii) participation in the Operating Partnership’s employee benefit plans.
Offer Letter with Mr. Kimmel
The Operating Partnership entered into an offer letter with Mr. Kimmel, effective as of October 18, 2024, which provides for (i) an annual base salary of $550,000, (ii) eligibility for annual performance bonuses in a target amount equal to $850,000, (iii) participation in the AIR Operating Partnership’s long term incentive plan with an annual cash grant date valued at $1,750,000, which will vest over a three-year period (with the initial grant vesting 25% at the end of 2025 and 2026, and 50% at the end of 2027), and in future years, Mr. Kimmel is expected to receive an annual LTI grant with a target grant date value equal to $1,750,000, which will vest over a three-year period following the year of the grant (25% per year at the end of each of the first two years following the year of the grant, and 50% at the end of the third year), to the extent the LTI grant is awarded in RSUs of BREIT, subject to his continued employment, (iv) participation in the AIR Operating Partnership’s promote pool with an initial grant representing the right to receive 12% (which was subsequently increased to 13% effective October, 1 2025) of the AIR Operating Partnership’s promote pool and eligibility for additional grants upon future AIR investments and investments managed by the AIR Operating Partnership, (v) a cash sign-on award equal to $690,215, (vi) paid time off and (vii) participation in the Operating Partnership’s employee benefit plans.
Mr. Beldin does not have an employment agreement.
Executive Severance Arrangements
The following Executive Severance Arrangement below applies to both Ms. Cohn and Mr. Kimmel.
As of October 16, 2024, both Ms. Cohn's and Mr. Kimmel’s offer letters provide that, if either Ms. Cohn's or Mr. Kimmel’s employment is terminated by the Operating Partnership without “Cause” or by Ms. Cohn and Mr. Kimmel for “good reason” (each as defined in both Ms. Cohn and Mr. Kimmel’s offer letters) within 12 months of the effective date of the offer letter, or due to death or incapacity at any time, Ms. Cohn and Mr. Kimmel will be eligible to receive the following severance payments: (i) an amount equal to 12 months of base salary, (ii) an amount equal to target annual bonus, (iii) any earned and unpaid annual bonuses not yet received, (iv) the amount of the Operating Partnership’s share of healthcare insurance premiums for 18 months, and (v) in the case of death or incapacity only, pro-rata vesting of long-term incentive and AIR promote grants.
Executive Severance Policy
Mr. Beldin’s employment with AIR terminated without “Cause” as of March 1, 2026, and he received the following severance benefits, pursuant to the Executive Severance Policy, a lump sum payment equal to the sum of (i) the annual base salary for the calendar year of the date of termination, (ii) amount related to Age Discrimination in Employment Act of 1967 (ADEA), and (iii) the average annual bonus paid to Mr. Beldin in the most recent three years; and an amount equal to 18 months of continued health benefits coverage. The total Severance payout amount for Mr. Beldin was $1,015,172 on March 13, 2026.
AIR's Executive Severance Policy no longer exists as of March 1, 2026, as it was only applicable to Mr. Beldin.

Restrictive Covenants
The restrictive covenant agreement attached to both Ms. Cohn's and Mr. Kimmel's offer letters includes covenants in respect of confidentiality of information, assignment of certain intellectual property, non-competition, non-solicitation, and non-disparagement. The confidentiality and mutual non-disparagement covenants have an indefinite term, and the non-competition and non-solicitation covenants are effective during both Ms. Cohn’s and Mr. Kimmel’s employment and until the first anniversary of his or her termination of employment.
We are party to a restrictive covenant agreement (which we refer to as a “restrictive agreement”) with Mr. Beldin, which terminated with the conclusion of his employment. His separation agreement provides for customary post-termination covenants.
The restrictive agreement includes customary confidentiality provisions and non-disparagement provisions and also includes non-competition, non-solicitation, and no-hire provisions that generally are in effect during, and for 24 months following termination of, the executive’s employment.
Other Benefits; Perquisite Philosophy
Our executive officer benefit programs are substantially the same as for all other eligible officers and employees. AIR does not provide executives with more than minimal perquisites, such as reserved parking places.
Role of Outside Consultants
AIR has not engaged any compensation consultants.
Base Salary, Incentive Compensation, and Equity Grant Practices
The Board and Co-CEO's will determine incentive compensation in late January or early February. STI is typically paid in February.
The Operating Partnership does not expect to grant any equity awards: accordingly, it does not have a policy on the timing of equity awards in relation to material non-public information.
2026 Compensation Targets
Ms. Cohn and Mr. Kimmel’s total target compensation will remain at $3,150,000 for 2026.
The AIR Operating Partnership's performance and individual performance will determine the amounts paid for 2026 STI. The LTI granted to Ms. Cohn and Mr. Kimmel will be granted in the form of time-based BREIT RSUs, which vest over a three-year period, 25% per year at the end of 2027 and 2028, and 50% at the end of 2029, subject to continued service. STI that is ultimately earned may be less than, or in excess of, these target amounts.
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

Summary Compensation Table
The table below summarizes the compensation of the NEOs for the years 2025, 2024, and 2023.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)		Total ($)
Lisa R. Cohn —	2025	562,692	(5)	389,483	(5)	—	—	1,516,150	(5)	11,147	(5)	2,479,472
President, General Counsel	2024	488,462		889,483		1,402,610	—	837,438		4,097		3,622,090
and Secretary (Co-Chief Executive Officer)	2023	450,000		—		1,398,580	—	721,875		4,567		2,575,022

Keith M. Kimmel —	2025	562,692	(6)	345,108	(6)	—	—	1,516,150	(6)	11,147	(6)	2,435,097
President of Property	2024	488,462		345,108		1,921,950	—	988,688		4,097		3,748,305
Operations (Co-Chief Executive Officer)	2023	450,000		—		999,024	—	776,875		4,567		2,230,466

Paul L. Beldin —	2025	450,000	(7)	375,000	(7)	—	—	641,081	(7)	11,147		1,477,228
Former Executive Vice	2024	450,000		500,000		626,211	—	548,782		4,097		2,129,090
President and Chief Financial Officer	2023	450,000		—		532,270	92,507	547,188		4,567		1,626,532
(1)This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for years 2023 and 2024, refer to Note 2 to the consolidated financial statements in Item 8 for those years for the discussion regarding share-based compensation. The amounts shown in this column for 2023 and 2024 include the grant date fair value of the performance-based restricted stock awards granted in 2024 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718.
(2)This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2023, refer to Note 2 to the consolidated financial statements in Item 8 for that year for the discussion regarding share-based compensation. The amounts shown in this column for 2023 include the grant date fair value of the performance-based stock options granted in 2023 based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model.
(3)The 2025 amounts shown for Messrs. Beldin and Kimmel, and Ms. Cohn represented the STI amount that was earned and LTI amount that was vested and paid from the 2024 grant.
(4)Includes discretionary matching contributions and discretionary employer contributions under AIR’s 401(k) plan.
(5)Amounts in this table reflect Ms. Cohn’s full year 2025 compensation. Her base salary target of $550,000, and the amount shown was her actual pay. The $389,483 represents a sign on bonus paid in 2025 (which represents 50% of a total award of $778,965, with the other 50% paid in 2024). The Non-Equity Incentive Plan Compensation includes the LTI Cash Awards paid to Ms. Cohn in 2025 in the amount of $437,500 for the 2024 grant that vested, and the STI amount of $1,078,650 which includes the performance metrics on KPI as described above. The All Other Compensation excludes the 2025 LTI award of $1,750,000 that was granted on January 1, 2026, as BREIT RSUs pursuant to the terms of the offer letter dated October 16, 2024, and equates to 123,815.79 BREIT RSUs with a NAV per RSU of $14.1339 that is held outside of AIR Operating Partnership.
(6)Amounts in this table reflect Mr. Kimmel’s full year 2025 compensation. His base salary target increased from $550,000, and the amount shown was his actual pay. The $345,108 represents a sign on bonus paid in 2025 (which represents 50% of a total award of $690,215, with the other 50% paid in 2024). The Non-Equity Incentive Plan Compensation includes the LTI Cash Awards paid to Mr. Kimmel in 2025 in the amount of $437,500 for the 2024 grant that vested, and the STI target amount of $1,078,650 which includes the performance metrics on KPI as described above. The All Other Compensation excludes the 2025 LTI award of $1,750,000 that was granted on January 1, 2026, as BREIT RSUs pursuant to the terms of the offer letter dated October 16, 2024, and equates to 123,815.79 BREIT RSUs with a NAV per RSU of $14.1339 that is held outside of AIR Operating Partnership.
(7)Amounts in this table reflect Mr. Beldin’s compensation. His base compensation was $450,000. The retention bonus was paid as $375,000. The STI amount was $453,581.
Grants of Plan-Based Awards in 2025
The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2025. During 2025, no restricted stock units, long-term incentive plan ("LTIP") units, and/or stock options (collectively, “equity awards”), were granted by the AIR Operating Partnership.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Lisa R. Cohn	STI 1/1/25	425,000	850,000	1,700,000
Keith M. Kimmel	STI 1/1/25	425,000	850,000	1,700,000
Paul L. Beldin	STI 1/1/25	212,500	425,000	850,000
	LTI 2/1/25		750,000

(1)On January 1, 2025, the Board made determinations of target total incentive compensation for 2025 based on achievement of our five corporate goals for 2025, and achievement of specific individual objectives. Approximate target total incentive compensation amounts were as follows: Mr. Beldin — $1.2 million; Ms. Cohn and Mr. Kimmel — $2.6 million. The awards in these columns indicate the 2025 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2025 STI awards earned by each of Messrs. Beldin, Kimmel, and Ms. Cohn are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” The above table excludes the 2025 LTI award of $1,750,000 that was granted on January 1, 2026, as BREIT RSUs pursuant to the terms of the offer letter dated October 16, 2024, and equates to 123,815.79 BREIT RSUs with a NAV per RSU of $14.1339 that is held outside of AIR Operating Partnership. These awards are granted at the target rate as they are not based on performance levels. See the discussion above under "CD&A - How the Committee determined the amount of target total compensation for executive officers."
Outstanding Equity Awards at Fiscal Year-End 2025
As of December 31, 2025, there are no outstanding equity awards.
Option Exercises and Stock Vested in 2025
During 2025, there were no options exercised and no stock vested for any NEOs.
Potential Payments Upon Termination or Change in Control
The NEOs are entitled to certain severance payments and benefits upon a qualifying termination of employment, or within one year following a change in control. The terms of these arrangements and the method of calculation for the severance payments are described under “CD&A — Post-Employment Compensation and Employment and Severance Arrangements — Executive Employment Arrangements, Executive Severance Arrangements, Executive Severance Policy, and Equity Award Agreements” above.
In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2025. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from AIR. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2025.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death	Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Competition Payments ($)(2)
Lisa R. Cohn	—	—	—	—	—	—	3,187,841	(3)	1,437,841	(4)	1,437,841	(4)	1,437,841	(4)	—
Keith M. Kimmel	—	—	—	—	—	—	3,190,282	(3)	1,440,282	(4)	1,440,282	(4)	1,440,282	(4)	—
Paul L. Beldin	—	—	—	—	—	—	453,581	(5)	1,015,172	(6)	1,015,172	(6)	1,981,689	(7)	600,000
(1)As of December 31, 2025, there are no outstanding equity awards, as defined above.
(2)Amounts assume the agreements were enforced by the AIR Operating Partnership and that non-competition payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by AIR without cause.
(3)For each of Mr. Kimmel and Ms. Cohn, the amount consists of (i) a lump sum cash payment equal to the sum of (a) one times the base salary of $550,000, (b) target STI of $850,000 (c) target LTI of $1,750,000, and (ii) 18 months of medical coverage reimbursement at an amount of $37,841 for Ms. Cohn, and $40,282 for Mr. Kimmel.
(4)For each of Mr. Kimmel and Ms. Cohn, the amount consists of (i) a lump sum cash payment equal to the sum of (a) one times the base salary of $550,000, (b) target STI of $850,000, and (ii) 18 months of medical coverage reimbursement at an amount of $37,841 for Ms. Cohn, and $40,282 for Mr. Kimmel , as payable pursuant to the terms of their offer letters.
(5)For Mr. Beldin, the amount consists of a lump sum cash payment equal to the amount of 2025 STI paid, as payable pursuant to the Executive Severance Policy.
(6)For Mr. Beldin, the amount consists of (i) a lump sum cash payment equal to the sum of base salary and the average of the amount of STI paid for the previous three years, (ii) amount related to Age Discrimination in Employment Act of 1967 (ADEA), and (iii) 18 months of medical coverage reimbursement at an estimated amount of $40,002, as payable pursuant to the Executive Severance Policy. Mr. Beldin’s employment with AIR terminated without “Cause” as of March 1, 2026, and received the Severance payout of $1,015,172.
(7)Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and the average of the amount of STI paid for the previous three years, (ii) amount related to Age Discrimination in Employment Act of 1967 (ADEA), and (iii) 18 months of medical coverage reimbursement at an estimated amount of $40,002, as payable pursuant to the Executive Severance Policy.

Pay Ratio Disclosure
We believe that executive pay should be internally consistent and equitable to motivate our teammates to create unitholder value. Our Co-Chief Executive Officers as of December 31, 2025, were Ms. Cohn and Mr. Kimmel. The average annual total compensation for 2025 for Ms. Cohn and Mr. Kimmel was $2,457,285, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2025 was $85,994. As a result, we estimate that the average of Ms. Cohn's and Mr. Kimmel’s 2025 total compensation was approximately 28.57 times that of our median employee.
Our PEOs to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2025 total compensation, consisting of base salary, annual bonus amounts, and other incentive payments for all individuals who were employed by AIR on December 31, 2025, other than our PEOs. Our measuring date of December 31 remained the same as last year. We included all active employees. We did annualize employee compensation for any employees who were not employed by AIR for the full 2025 calendar year and found no material difference in identifying the median employee from the prior year’s methodology. After identifying the median employee based on 2025 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the “Total” column in the Summary Compensation Table. The above foregoing pay ratio represents a reasonable good faith estimate, calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.
Director Compensation
None of the current directors receive compensation for serving as directors. Ms. Cohn did not receive any additional compensation for serving on the Board in 2025 and her compensation as a named executive officer is detailed elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Operating Partnership does not have any voting securities. As of March 6, 2026, Blackstone Real Estate Partners X L.P controlled 144,568,877 common OP Units through its indirect control of the General Partner and Special Limited Partner, which directly holds such units.
The following table sets forth certain information available to the AIR Operating Partnership, as of March 6, 2026, with respect to the Partnership Units beneficially owned by (i) each director and named executive officer, and (ii) all current directors and executive officers as a group. The business address of each of the following directors and executive officers is 345 Park Avenue, New York, New York, 10154, unless otherwise specified.

Name of Beneficial Owner	Number of Partnership Units	Percentage Ownership of the AIR Operating Partnership
Directors and Named Executive Officers:
Lisa R. Cohn	—	—
Keith M. Kimmel	—	—
Paul L. Beldin	—	—
Asim Hamid	—	—
Scott McCallum	—	—
Richard Reyes	—	—
Jacob Werner	—	—
All directors and current executive officers as a group (6 persons)	—	—
Securities Authorized for Issuance Under Equity Compensation Plans
The Operating Partnership does not have any equity compensation plans in respect of its securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Review, Approval or Ratification of Related Person Transactions
The AIR Operating Partnership recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of the AIR Operating Partnership and its unitholders. Accordingly, as a general matter, it is our preference to avoid related person transactions. Nevertheless, we recognize that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of the AIR Operating Partnership and its unitholders. Our executives have oversight for related person transactions. They will review transactions, arrangements or relationships in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in the aggregate in any calendar year, (2) the AIR Operating Partnership (or any Operating Partnership entity) is a participant, and (3) any related party has or will have a direct or indirect interest. The Board has also given its standing approval for certain types of related person transactions, including certain employment arrangements and transactions in which all unitholders receive pro rata benefits. Since the beginning of 2025, there have been no related person transactions that were required to be disclosed under the SEC rules.
Certain Commercial Transactions
Blackstone and its affiliates have ownership interests in a broad range of companies. We have entered, and may in the future enter, into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. We have disclosed the nature of these arrangements in Note 2 to the consolidated financial statements in Item 8. None of these transactions or arrangements individually has been or is expected to be material to Blackstone. From time to time, the Company does business with a number of other companies affiliated with Blackstone, which cannot be presumed to be carried out at an arm’s-length basis.
Independence of Directors
As a privately-held company with no securities listed on a national securities exchange, we are not required to have independent directors on our Board. Accordingly, we have not made any determinations of independence with respect to any of our directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Below is information on the fees billed for services rendered by Deloitte & Touche LLP, our independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) during the years ended December 31, 2025 and 2024.

Year Ended December 31,
	2025	2024
DELOITTE ENTITIES FEES
Aggregate fees billed for services	$4.8 million	$5.5 million
Audit Fees: Including fees associated with the audit of our annual financial statements, internal controls, and interim reviews of financial statements	$1.6 million	$2.7 million
Audit-Related Fees: Including fees related to benefit plan audits, registration statements, comfort letters, and consents	$0.3 million	$0.2 million
Tax Fees:
Tax Compliance Fees (1)	$2.3 million	$1.6 million
Tax Consulting Fees (2)	$0.6 million	$1.0 million
Total Tax Fees	$2.9 million	$2.6 million
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
BOARD OF DIRECTORS' PRE-APPROVAL POLICIES
The Operating Partnership has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire Board of Directors to serve the functions of an audit committee, with designated members assigned to pre-approve all audit and permissible non-audit services to be performed by the Deloitte Entities, with such approval occurring in advance of such services when required by law, regulation, or rule, subject to the de minimis exceptions for non-audit services. All of the services described in the Principal Accountant Fees and Services section above were approved pursuant to the annual engagement letter or in accordance with the pre-approval policy.

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

2.1
Agreement and Plan of Merger, dated as of April 7, 2024, by and among Apartment Income REIT Corp., Apex Purchaser LLC, Aries Purchaser LLC, Astro Purchaser LLC, and Astro Merger Sub Inc. (Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed on April 8, 2024, is incorporated herein by this reference)

3.1
Amendment to Certificate of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.2 to the registrant's Current Report on Form 8-K, filed on July 1, 2024, is incorporated herein by this reference)

3.2
Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed on May 4, 2022, is incorporated herein by this reference)

3.3
Amendment No. 1 to The Seventh Amended And Restated Agreement Of Limited Partnership Of Apartment Income REIT, L.P., dated as of June 25, 2024 (Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed on June 25, 2024, is incorporated herein by this reference)

3.4
Amendment No. 2 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P., dated as of July 1, 2024 (Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed on July 1, 2024, is incorporated herein by this reference)

4.1
Description of Apartment Income REIT, L.P.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to the registrant’s Annual Report on Form 10-K, filed on
March 19, 2025, is incorporated herein by this reference)

10.1
Loan Agreement, dated as of July 26, 2024, among Wells Fargo Bank, National Association, Morgan Stanley Mortgage Capital Holdings LLC, Société Générale Financial Corporation, Bank of Montreal, JPMorgan Chase Bank, National Association, Barclays Capital Real Estate Inc., Goldman Sachs Bank USA, Bank of America, N.A., and German American Capital Corporation, collectively, as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on August 1, 2024, is incorporated herein by this reference)

10.2
Loan Agreement, dated as of September 18, 2024, among Wells Fargo Bank, National Association, Morgan Stanley Mortgage Capital Holdings LLC, Société Générale Financial Corporation, Bank of Montreal, JPMorgan Chase Bank, National Association, Barclays Capital Real Estate Inc., Goldman Sachs Bank USA, Bank of America, N.A., and German American Capital Corporation, collectively, as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers (Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on September 20, 2024, is incorporated herein by this reference)

10.3	Apartment Income REIT Corp. Executive Severance Policy (Exhibit 10.8 to the registrant's Annual Report on Form 10-K, filed on March 1, 2022, is incorporated herein by this reference)*

10.4
Offer Letter, effective as of October 18, 2024, by and between Lisa Cohn and Apartment Income REIT, L.P. (Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on October 24, 2024, is incorporated herein by this reference)*

10.5
Offer Letter, effective as of October 18, 2024, by and between Keith Kimmel and Apartment Income REIT, L.P. (Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on October 24, 2024, is incorporated herein by this reference)*

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

101
The following materials from the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statements of partners’ capital (deficit); (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) Schedule III

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INCOME REIT, L.P.
By: AIR-GP LLC, its General Partner

By:	/s/ LISA COHN
Lisa Cohn
Co-Principal Executive Officer and Co-Principal Financial Officer
Date:	March 13, 2026

By:	/s/ KEITH KIMMEL
Keith Kimmel
Co-Principal Executive Officer and Co-Principal Financial Officer
Date:	March 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LISA COHN	Co-Chief Executive Officer and Director	March 13, 2026
Lisa Cohn	(Co-Principal Executive Officer and Co-Principal Financial Officer)

/s/ KEITH KIMMEL	Co-Chief Executive Officer	March 13, 2026
Keith Kimmel	(Co-Principal Executive Officer and Co-Principal Financial Officer)

/s/ MOLLY H.N. SYKE	Senior Vice President and Chief Accounting Officer	March 13, 2026
Molly H.N. Syke	(Principal Accounting Officer)

/s/ JACOB WERNER	Director	March 13, 2026
Jacob Werner

/s/ ASIM HAMID	Director	March 13, 2026
Asim Hamid

/s/ RICHARD REYES	Director	March 13, 2026
Richard Reyes

/s/ SCOTT MCCALLUM	Director	March 13, 2026
Scott McCallum

APARTMENT INCOME REIT, L.P.
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the partners of Apartment Income REIT, L.P. and the Board of Directors of Apartment Income REIT LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apartment Income REIT, L.P. and subsidiaries (the "AIR Operating Partnership") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), partners' capital (deficit) and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the AIR Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of Real Estate Assets — Refer to Note 2 to the financial statements
Critical Audit Matter Description
Real estate is individually evaluated for impairment when conditions exist, which includes assumptions regarding the expected hold period, that may indicate the carrying amount of an asset may not be recoverable. Upon determination that an impairment has occurred, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value (less costs to sell, if applicable) of the real estate.
Given management's evaluation of possible impairment indicators of real estate, including the evaluation of the expected hold period, performing audit procedures to evaluate real estate for impairment was challenging and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate for impairment included the following, among others:
• We evaluated management's impairment analysis by assessing real estate assets for possible indications of impairment, including inquiring with management, searching for adverse asset-specific and/or market conditions, and evaluating the information included in the AIR Operating Partnership’s evaluation of impairment indicators.
• For any apartment communities being considered for disposition, or that were evaluated by management against the criteria to be classified as held for sale during the year ended December 31, 2025, we further evaluated whether the change in the estimated holding period for these communities resulted in a requirement to record impairment by comparing the estimated fair value, which includes the estimated selling price, to the carrying amount of the real estate.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 13, 2026

We have served as the AIR Operating Partnership's auditor since 2021.

APARTMENT INCOME REIT, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024
(In thousands)

	2025	2024
ASSETS
Buildings and improvements	6,126,780	6,501,386
Land	1,179,653	1,297,106
Total real estate	7,306,433	7,798,492
Accumulated depreciation	(2,499,663)	(2,503,088)
Net real estate	4,806,770	5,295,404
Cash and cash equivalents	346,310	616,452
Restricted cash	26,062	28,007
Investment in unconsolidated real estate partnerships	314,297	341,357
Goodwill	32,286	32,286
Other assets, net	230,376	262,036
Total assets	$5,756,101	$6,575,542

LIABILITIES AND PARTNERS’ DEFICIT
Non-recourse property debt, net	$5,717,500	$6,241,869
Accrued liabilities and other	291,577	309,137
Total liabilities	6,009,077	6,551,006

Commitments and contingencies (Note 7)

Redeemable preferred units	56,456	56,827

Partners’ deficit:
General Partner and Special Limited Partner	(295,007)	(61,484)
Limited Partners	118,505	126,848
Partners’ (deficit) capital attributable to the AIR Operating Partnership	(176,502)	65,364
Noncontrolling interests in consolidated real estate partnerships	(132,930)	(97,655)
Total partners’ deficit	(309,432)	(32,291)
Total liabilities, redeemable preferred units, and partners’ deficit	$5,756,101	$6,575,542
See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2025, 2024, and 2023
(In thousands, except per unit data)

	2025	2024	2023
REVENUES
Rental and other property revenues	$773,850	$785,507	$809,875
Other revenues	19,324	15,094	10,161
Total revenues	793,174	800,601	820,036

EXPENSES
Property operating expenses	246,410	241,712	244,095
Property management expenses	34,589	33,958	31,737
Depreciation and amortization	312,735	325,362	342,593
General and administrative expenses	31,225	29,766	25,494
Other expenses, net	36,107	75,992	25,889
	661,066	706,790	669,808

Interest income	26,402	16,577	8,314
Interest expense	(369,067)	(260,388)	(129,654)
Loss on extinguishment of debt	(3,128)	(36,888)	(2,008)
Gain on dispositions of real estate and impairments of real estate, net	445,050	3,951	677,740
(Loss) gain on derivative instruments, net	(2,824)	11,235	16,742
Loss from unconsolidated real estate partnerships	(13,601)	(17,035)	(29,648)
Merger-related costs	—	(169,409)	—
Income (loss) before income tax benefit (expense)	214,940	(358,146)	691,714
Income tax (expense) benefit	(198)	2,304	(2,427)
Net income (loss)	214,742	(355,842)	689,287
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(32,371)	(5,270)	(5,185)
Net income (loss) attributable to the AIR Operating Partnership	182,371	(361,112)	684,102
Net income attributable to the AIR Operating Partnership's preferred unitholders	(4,611)	(5,973)	(6,452)
Net loss (income) attributable to participating securities	—	66	(485)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$177,760	$(367,019)	$677,165

Net income (loss) attributable to the AIR Operating Partnership common unitholders per unit – basic	$1.17	$(2.38)	$4.29
Net income (loss) attributable to the AIR Operating Partnership common unitholders per unit – diluted	$1.17	$(2.38)	$4.27

Weighted-average common units outstanding – basic	151,642	154,016	157,687
Weighted-average common units outstanding – diluted	151,960	154,016	160,008
See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2025, 2024, and 2023
(In thousands)

	2025	2024	2023
Net income (loss)	$214,742	$(355,842)	$689,287
Unrealized gain on derivative instruments, net	—	—	2,955
Reclassification of interest rate derivative gain to net income (loss)	(4,038)	(15,464)	(25,823)
Comprehensive income (loss)	210,704	(371,306)	666,419
Comprehensive income attributable to noncontrolling interests	(32,371)	(5,270)	(5,185)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$178,334	$(376,576)	$661,234
See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
For the Years Ended December 31, 2025, 2024, and 2023
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital (Deficit)
Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Redemption and repurchase of common partnership units	—	(148,956)	(18,507)	(167,463)	—	(167,463)
Issuance of common partnership units	—	—	22,383	22,383	—	22,383
Amortization of share-based compensation cost	—	4,488	4,808	9,296	—	9,296
Effect of changes in ownership of consolidated entities	—	(8,260)	10,771	2,511	(1,398)	1,113
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	5,691	5,691
Other comprehensive loss	—	(21,170)	(1,698)	(22,868)	—	(22,868)
Net income	—	635,101	42,721	677,822	5,185	683,007
Distributions to common unitholders	—	(266,422)	(17,704)	(284,126)	—	(284,126)
Distributions to noncontrolling interests	—	—	—	—	(14,376)	(14,376)
Other, net	—	219	3	222	(294)	(72)
Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
Redemption of common partnership units	—	—	(32,152)	(32,152)	—	(32,152)
Amortization of share-based compensation cost	—	11,843	11,814	23,657	—	23,657
Effect of changes in ownership of consolidated entities	—	(24,119)	24,119	—	—	—
Other comprehensive loss	—	(14,255)	(1,209)	(15,464)	—	(15,464)
Net (loss) income	—	(343,791)	(23,157)	(366,948)	5,270	(361,678)
Merger-related distributions		(1,976,696)	(129,253)	(2,105,949)	—	(2,105,949)
Distributions to common unitholders	—	(64,649)	(7,765)	(72,414)	—	(72,414)
Distributions to noncontrolling interests	—	—	—	—	(17,552)	(17,552)
Redemption of preferred units	(2,000)	—	—	(2,000)	—	(2,000)
Other, net	—	287	—	287	600	887
Balances at December 31, 2024	$—	$(61,484)	$126,848	$65,364	$(97,655)	$(32,291)
Redemption of common partnership units	—	—	(68,186)	(68,186)	—	(68,186)
Effect of changes in ownership of consolidated entities	—	(66,547)	66,547	—	—	—
Other comprehensive loss	—	(3,843)	(195)	(4,038)	—	(4,038)
Net income (loss)	—	169,220	8,540	177,760	32,371	210,131
Distributions to common unitholders	—	(332,364)	(15,049)	(347,413)	—	(347,413)
Distributions to noncontrolling interests	—	—	—	—	(67,540)	(67,540)
Other, net	—	11	—	11	(106)	(95)
Balances at December 31, 2025	$—	$(295,007)	$118,505	$(176,502)	$(132,930)	$(309,432)
See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023
(In thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$214,742	$(355,842)	$689,287
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	312,735	325,362	342,593
Gain on dispositions of real estate, impairments of real estate, net	(445,050)	(3,951)	(677,740)
Loss on extinguishment of debt	3,128	36,888	2,008
Income tax (benefit) expense	198	(2,304)	2,427
Loss from unconsolidated real estate partnerships	13,601	17,035	29,648
Amortization of debt issuance costs	28,406	14,084	5,821
Unrealized loss (gain) on derivative instruments, net	10,683	10,148	(11,043)
Write-off of pre-development, development, and redevelopment costs	—	14,329	—
Share-based compensation expense	—	22,931	8,874
Other, net	11,671	1,273	4,805
Net changes in operating assets and operating liabilities
Other assets, net	16,970	19,462	5,338
Accrued liabilities and other	(25,140)	11,726	(31,618)
Total adjustments	(72,798)	466,983	(318,887)
Net cash provided by operating activities	141,944	111,141	370,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(7,527)	(249,572)	(346,626)
Capital expenditures	(119,868)	(147,328)	(173,662)
Distributions from unconsolidated real estate partnerships	—	27,470	207,101
Initial contributions to unconsolidated real estate partnerships	—	—	(51,836)
Proceeds from dispositions of real estate	589,700	1,193	52,066
Purchase of corporate assets	(5,347)	(10,970)	(15,862)
Other investing activities, net	680	(5,929)	15,757
Net cash provided by (used in) investing activities	457,638	(385,136)	(313,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt, net	345,220	7,688,718	1,005,920
Principal repayments on non-recourse property debt	(788,149)	(3,577,733)	(119,508)
Repayment of term loans	—	(475,000)	(325,000)
Repayments of unsecured notes payable	—	(400,000)	—
Repayments of revolving credit facility	—	(115,000)	(347,000)
Payment of deferred loan costs	(5,599)	(28,400)	(10,894)
Merger-related distributions, net	—	(2,105,949)	—
Redemption of common and preferred OP units	(3,966)	(53,236)	(18,507)
Payment of distributions to General Partner and Special Limited Partner	(332,364)	(64,649)	(266,140)
Payment of distributions to noncontrolling interests	(67,540)	(17,552)	(14,377)
Repurchases of common partnership units held by General Partner and Special Limited Partner	—	(24,596)	(124,361)
Other financing activities, net	(19,271)	(25,640)	(21,385)
Net cash (used in) provided by financing activities	(871,669)	800,963	(241,252)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(272,087)	526,968	(183,914)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	644,459	117,491	301,405
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$372,372	$644,459	$117,491
See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023
(In thousands)

	2025	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$344,998	$245,965	$128,431
Cash paid for income taxes	$966	$1,044	$5,720
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$—	$—	$101,215
Non-recourse property debt transferred in connection with the disposition of real estate	$107,347	$—	$—
Issuance of common OP Units in connection with acquisition of real estate	$—	$—	$22,383
Investment in unconsolidated real estate partnerships for contribution of real estate	$—	$30,976	$270,730
Other non-cash transactions:
Accrued capital expenditures (at end of period)	$5,171	$6,120	$5,287
Accrued repurchases of common partnership units (at end of period)	$—	$—	$24,595
See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of December 31, 2025, our portfolio included 70 apartment communities with 25,743 apartment homes, in which we held an average ownership of approximately 81%. Any references to the number of apartment communities and homes, square footage, or occupancy percentage in these notes to our consolidated financial statements are unaudited.
Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units.” As of December 31, 2025, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 153,586,932 common OP Units and equivalents legally outstanding.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2025 and 2024, the AIR Operating Partnership consolidated four VIE. Please see Note 12 for further discussion regarding our consolidated VIE.
Real Estate
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
Capital Additions
We capitalize costs incurred in connection with our capital additions activities, such as tangible improvements to an apartment community and replacements of existing apartment community components. Certain indirect costs related to these activities are also capitalized. Routine repairs, maintenance, and resident turnover costs are expensed as incurred and recorded in property operating expenses.
For the years ended December 31, 2025, 2024, and 2023, we capitalized to buildings and improvements $6.7 million, $13.3 million, and $16.2 million of indirect costs, respectively.
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
We did not recognize any such impairment during the years ended December 31, 2025 and 2024. During 2023, we recognized a non-cash impairment loss on real estate of $23.6 million.
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
Restricted Cash
As of December 31, 2025 and 2024, restricted cash primarily consists of capital replacement reserves, real estate tax and insurance escrow accounts held by lenders, and resident security deposits.
Goodwill
As of December 31, 2025 and 2024, goodwill associated with our reportable segment totaled $32.3 million. We perform an impairment test of goodwill annually, or when an interim triggering event occurs, by evaluating qualitative and quantitative factors, if necessary, to determine the likelihood that goodwill may be impaired. As a result of our annual impairment test, we determined that our goodwill was not impaired during the years ended December 31, 2025, 2024, and 2023.
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
Investments in unconsolidated real estate partnerships are reviewed for impairments. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. We determine the fair value of investments in unconsolidated real estate partnerships using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, our experience in leasing similar communities, and current plans. We recognized no such impairments for the years ended December 31, 2025, 2024, and 2023.

The excess of our cost of the acquired partnership interests over our share of the partners’ equity or deficit are included as a part of our investments in unconsolidated real estate partnerships. We amortize the excess cost over the term of the joint venture agreement. The amortization is recorded as an adjustment of the amounts of earnings or losses we recognize from such unconsolidated real estate partnerships. Please see Note 6 for further discussion regarding our investment in unconsolidated real estate partnerships.
Noncontrolling Interests in Consolidated Real Estate Partnerships
We report unaffiliated partners’ interests in the net assets of consolidated real estate partnerships as noncontrolling interests within the consolidated statements of partners’ capital (deficit). If a partnership includes redemption rights outside the AIR Operating Partnership’s control, the related noncontrolling interest is classified as temporary equity.
Assets of consolidated partnerships must first be used to settle their own liabilities, and creditors of these partnerships have no recourse to the general credit of the AIR Operating Partnership.
Noncontrolling interests in consolidated real estate partnerships primarily represent equity held by limited partners in partnerships with finite lives. We allocate income or loss to noncontrolling interests based on their proportionate share of partnership results, including losses that may create a deficit balance in partners’ capital (deficit).
Partnership agreements generally require liquidation after the sale of the underlying real estate. As general partner, we typically control the timing of sales and other events that trigger liquidation, redemption, or settlement of noncontrolling interests.
Changes in our ownership interest generally result from purchasing additional interests or selling all or part of our interest in a consolidated partnership. Purchases during the years ended December 31, 2025, 2024, and 2023, are reflected in the consolidated statements of partners’ capital (deficit), while sales and related real estate dispositions are reported as gains or losses in the consolidated statements of operations, with corresponding allocations to us and noncontrolling interests. Upon deconsolidation, whether through sale of our interest or liquidation following a property sale, we remove any remaining noncontrolling interest from our consolidated balance sheets.
Noncontrolling Interests in the AIR Operating Partnership
Noncontrolling interests in the AIR Operating Partnership consist of common OP Units held by limited partners and preferred OP Units. Holders of preferred OP Units participate in the AIR Operating Partnership’s income or loss only to the extent of their preferred distributions. The AIR Operating Partnership’s income or loss is allocated to the holders of common OP Units based on the weighted-average number of common OP Units outstanding during the period. During the years ended December 31, 2025, 2024, and 2023, common OP Units held by limited partners had a weighted-average economic ownership interest in the AIR Operating Partnership of 4.66%, 6.14%, and 6.37%, respectively. Please refer to Note 8 for further information regarding the items comprising noncontrolling interests in the AIR Operating Partnership.
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
Insurance
We believe our insurance programs provide adequate coverage for our apartment communities against risks of loss from fire, earthquake, hurricane, tornado, flood, and other perils. In addition, we maintain third-party insurance coverage (after self-insured retentions) that defray the costs of large workers’ compensation, health, and general liability exposures. We accrue losses based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on historical experience.

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
Certain homogeneous items that are purchased in bulk on a recurring basis, such as appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Normal replacements of apartment community components are considered in determining estimated useful life under composite and group depreciation method; therefore, we generally do not recognize losses upon replacement. Exceptions occur in casualty events, where the net book value of the lost asset is written off in the determination of casualty gains or losses.
Share-Based Compensation
As a result of the Merger, we no longer issue share-based compensation. As of December 31, 2025, there are 2,562,284 vested LTIP II units outstanding at a weighted-average grant date fair value of $9.51 per unit.
Related Party Transactions
Commencing in 2025, the AIR Operating Partnership began to provide property management and corporate services to apartment communities affiliated with Blackstone. For the year ended December 31, 2025, we recognized approximately $2.5 million in Other revenues for property management services provided to these affiliates. Corporate services consist of administrative expenses incurred by AIR that are billed back to affiliated managed properties. For the year ended December 31, 2025, we recouped $2.1 million of corporate services in General and administrative expenses.
As of December 31, 2025, $2.3 million represents amounts due from affiliates presented within Other assets, net in our consolidated balance sheet.
Income Taxes
The AIR Operating Partnership is a partnership for federal income tax purposes and as such is not subject to federal income tax. The state and local tax laws may not conform to the United States federal income tax treatment, and AIR Operating Partnership may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income (loss).
Certain operations, including certain property management and risk management activities, are conducted through taxable REIT subsidiaries, which are subsidiaries of the AIR Operating Partnership, and each of which we refer to as a TRS. A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT.
For TRS entities, deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the AIR Operating Partnership and TRS entities when such transactions occur. No material deferred tax assets or liabilities have been recognized as of the balance sheet date, and detailed tabular disclosures are not presented due to the insignificance of reported tax expense.

Earnings per Unit
We calculate earnings per unit based on the weighted-average number of common OP Units, common unit equivalents, and dilutive convertible securities outstanding during the period. The AIR Operating Partnership considers both common OP Units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 9 for further information regarding earnings per unit computations.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Accounting Pronouncements Recently Issued
Accounting standards that have been issued by the Financial Accounting Standards Board, or other standards-setting bodies, that are not yet effective are not expected to have a material impact on our consolidated financial statements upon adoption.
Note 3 — Significant Transactions
Apartment Community Dispositions
Sold apartment communities during the years ended December 31, 2025, 2024, and 2023, are summarized below (dollars in thousands):

	2025 (1)	2024 (2)	2023 (3)
Number of apartment communities sold	7	1	3
Number of apartment homes sold	1,672	359	257
Gain on apartment community sales	$445,050	$3,199	$—
(1)During the year ended December 31, 2025, we sold three apartment communities to a limited partner in the Operating Partnership for gross consideration of $155.8 million, comprised of the redemption of 2,521,132 common OP units valued at $25.62 per unit, and $91.2 million in cash proceeds.
(2)One apartment community acquired in 2024 was subsequently contributed to our joint venture with a global institutional investor (the “Core JV”), which represents an apartment community disposition under GAAP. Upon contribution of the apartment community and the related non-recourse property debt to the Core JV, we received $27.5 million in cash consideration.
(3)The apartment communities sold during the year ended December 31, 2023 generated net proceeds of $52.1 million, which approximated their carrying value.
At the end of each reporting period we evaluate whether any communities meet the criteria to be classified as held for sale. As of December 31, 2025, no consolidated communities were classified as held for sale.
Write-Off of Pre-development, Development, and Redevelopment Costs
During the year ended December 31, 2024, we wrote off $14.3 million of costs associated with certain pre-development, development, and redevelopment projects which we no longer intend to pursue as a result of the Merger. The write-off of costs associated with these projects represents non-cash activity during the period and is included in other expenses, net, in our consolidated statements of operation.
Distributions
On June 11, 2025, we paid a cash distribution from excess partnership cash attributed to remaining financing proceeds in an aggregate amount of $198.0 million to holders of record of common OP Units and LTIP units as of the close of business on June 5, 2025, representing a distribution of $1.31 per common OP Unit.
On December 5, 2025, we paid a cash distribution from excess partnership cash attributed to a community disposition and remaining financing proceeds in an aggregate amount of $149.4 million to holders of record of common OP Units and LTIP units as of the close of business on November 19, 2025, representing a distribution of $0.99 per common OP Unit.

On February 12, 2026, we paid a cash distribution from excess partnership cash attributed to community dispositions in an aggregate amount of $104.6 million to holders of record of common OP Units and LTIP units as of the close of business on January 29, 2026, representing a distribution of $0.69 per common OP Unit.
On February 23, 2026, we paid a cash distribution from excess partnership cash attributed to remaining financing proceeds in an aggregate amount of $45.8 million to holders of record of common OP Units and LTIP units as of the close of business on February 9, 2026, representing a distribution of $0.30 per common OP Unit.
In the first quarter of 2024, we paid regular, recurring distributions per common OP Unit of $0.45. As a result of the merger with funds affiliated with Blackstone Inc. (the "Merger") announced on April 7, 2024, no regular, recurring distributions were paid in the second, third, or fourth quarters of 2024.
On June 28, 2024, in connection with the Merger, we paid a special cash distribution in an aggregate amount of $1.2 billion to holders of record of common OP Units and LTIP units immediately following the effective time of the Merger, representing a distribution of $7.70 per common OP Unit. The distribution paid to the General Partner and Special Limited Partner was used to fund the Merger.
On August 1, 2024, in connection with the July 2024 financing transactions, we paid a cash distribution in an aggregate amount of $892.0 million to holders of record of common OP Units and LTIP units as of the close of business on July 31, 2024, representing a distribution of $5.80 per common OP Unit.
For the year ended December 31, 2023, regular, recurring distributions paid per common OP Unit were $1.80.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Fixed lease income	$716,690	$728,416	$752,068
Variable lease income	55,969	55,795	56,060
Total lease income	$772,659	$784,211	$808,128
Generally, our residential leases do not provide extension options and, as of December 31, 2025, have an average remaining term of 7.4 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of December 31, 2025, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2026	$405,577
2027	73,846
2028	12,979
2029	10,416
2030	8,949
Thereafter	22,654
Total	$534,421
Lessee Arrangements
We recognize right-of-use assets and related lease liabilities, which are included in other assets, net and accrued liabilities and other, respectively, in our consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease.

Substantially all of the payments under our ground and office leases are fixed. We exclude options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for ground and office leases for the years ended December 31, 2025, 2024, and 2023 was $21.6 million, $21.5 million, and $21.5 million, respectively.
As of December 31, 2025, the ground and office leases have weighted-average remaining terms of 85.5 and 3.6 years, respectively, and weighted-average discount rates of 6.9% and 4.0%, respectively. As of December 31, 2025, minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

2026	$8,419
2027	8,528
2028	8,501
2029	7,787
2030	7,304
Thereafter	1,693,743
Total	1,734,282
Less: Discount	1,596,014
Total lease liability	$138,268
Of the total lease liability as of December 31, 2025, $132.9 million of the balance relates to our ground leases, with the remainder relating to our office leases.
Note 5 — Debt
The following table summarizes our total consolidated indebtedness as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Fixed-rate property debt due October 2026 to January 2055 (1)	$1,683,772	$2,144,797
Variable-rate property debt due July 2029 to November 2030	4,056,459	4,140,409
Total non-recourse property debt	5,740,231	6,285,206
Debt issuance costs, net of accumulated amortization	(22,731)	(43,337)
Total non-recourse property debt, net	$5,717,500	$6,241,869
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
During the year ended December 31, 2025, we refinanced the following fixed-rate property debt due to loans nearing maturity and placed additional variable-rate property debt.
•On June 12, 2025, $70.8 million of fixed-rate property debt was refinanced to $71.7 million of variable-rate property debt, which matures on June 12, 2027 and includes three one-year extension options. The variable interest rate is equal to one-month term SOFR, plus a margin rate of 1.65%, for an initial rate of 5.96%.
•On July 8, 2025, $199.9 million of fixed-rate property debt was refinanced to $241.7 million of variable-rate property debt, which matures on July 9, 2027 and includes three one-year extension options. The variable interest rate is equal to one-month term SOFR, plus a margin rate of 1.50%, for an initial rate of 5.83%.
•On November 6, 2025, $30.5 million of fixed-rate property debt was refinanced to $31.8 million of variable-rate property debt, which matures on November 6, 2027 and includes three one-year extension options. The interest rate on the additional variable-rate property debt is equal to one-month term SOFR, plus a margin rate of 1.70%, for an initial rate of 5.71%.
During the year ended December 31, 2025, $107.3 million of fixed-rate property debt was transferred and we repaid $422.1 million and $27.1 million of variable-rate and fixed-rate property debt, respectively, in connection with the disposition of seven apartment communities. The repayment of debt resulted in a loss on extinguishment of debt of $3.1 million, representing the write-off of deferred financing costs and related expenses and fees.

As of December 31, 2025, our fixed-rate property debt was secured by 17 apartment communities that had an aggregate net book value of $1.3 billion. As of December 31, 2025, our variable-rate property debt was secured by 37 apartment communities that had an aggregate net book value of $3.5 billion. Principal and interest on fixed-rate and variable-rate property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
As of December 31, 2025, the scheduled principal amortization and maturity payments for our outstanding debt balances were as follows (in thousands):

	Amortization	Maturities	Total
2026	$18,174	$161,950	$180,124
2027	18,807	37,264	56,071
2028	13,320	189,652	202,972
2029 (1)	13,673	4,131,583	4,145,256
2030 (1)	11,816	796,237	808,053
Thereafter	142,407	205,348	347,755
Total	$218,197	$5,522,034	$5,740,231
(1) Amounts presented above are inclusive of extension options on our non-recourse variable-rate property debt and fixed-rate property debt, as outlined above.
Note 6 — Investment in Unconsolidated Real Estate Partnerships
Unconsolidated Joint Ventures
As of December 31, 2025, the AIR Operating Partnership has equity investments in three significant unconsolidated joint ventures: the joint venture with an affiliate of Blackstone Inc. ("Virginia JV"), the joint venture with a global asset manager (“Value-Add JV”), and the joint venture with a global institutional investor ("Core JV") (collectively, the “Joint Ventures”). We account for these Joint Ventures utilizing the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV (1)	Value-Add JV (2)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR Operating Partnership Ownership	20%	30%	53%
Outside entities ownership	80%	70%	47%
Number of apartment communities	3	1	12
Apartment homes	1,748	444	3,909
(1)As of December 31, 2025, an apartment community with 360 apartment homes in the Virginia JV was classified as held for sale. The apartment community was subsequently sold on January 20, 2026 for gross consideration of $138.1 million.
(2)Our partner holds a 70% legal ownership in the Value-Add JV, but we are entitled to 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.
The carrying value of our investment in each Joint Venture is included in investment in unconsolidated real estate partnerships in our consolidated balance sheets. Our exposure to the obligations of the Joint Ventures is limited to the carrying value of the limited partnership interests and our interest of the joint ventures' guarantor non-recourse liabilities. The following tables summarize certain relevant financial information with respect to our investments in unconsolidated joint ventures (in thousands):

	December 31, 2025
	Virginia JV	Value-Add JV	Core JV
Net real estate	$333,634	$135,456	$1,349,464
Assets held for sale	96,437	—	—
Other assets, net	7,029	3,468	30,309
Total assets	$437,100	$138,924	$1,379,773

Third-party debt	$395,000	$87,988	$890,925
Accrued liabilities and other	8,263	2,295	14,700
Total liabilities	$403,263	$90,283	$905,625
Total equity	$33,837	$48,641	$474,148

AIR Operating Partnership's investment in balance (1)	$8,877	$28,767	$255,465
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

The following tables summarize the financial information related to the Joint Ventures for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	December 31, 2025
	Virginia JV	Value-Add JV	Core JV
Total revenues	$49,245	$13,764	$132,943
Total expenses	63,505	18,640	148,277
Net loss	$(14,260)	$(4,876)	$(15,334)

AIR Operating Partnership's loss from unconsolidated real estate partnerships	$(2,894)	$(1,777)	$(8,930)

	December 31, 2024
	Virginia JV	Value-Add JV	Core JV
Total revenues	$47,576	$13,409	$125,104
Total expenses	59,065	16,442	149,717
Net loss	$(11,489)	$(3,033)	$(24,613)

AIR Operating Partnership's loss from unconsolidated real estate partnerships	$(2,356)	$(811)	$(13,868)

	December 31, 2023
	Virginia JV	Value-Add JV	Core JV
Total revenues	$44,725	$6,665	$51,341
Total expenses	64,779	12,969	94,141
Net loss	$(20,054)	$(6,304)	$(42,800)

AIR Operating Partnership's loss from unconsolidated real estate partnerships	$(3,999)	$(2,772)	$(22,877)
Note 7 — Commitments and Contingencies
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of December 31, 2025, are immaterial to our consolidated financial statements.

Note 8 — Partners’ Capital (Deficit)
Redeemable Preferred OP Units
The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of December 31, 2025 and 2024, the AIR Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2025	2024	2025	2024
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	5,368	5,368	132	132
Class Three	7.88%	$1.97	457,577	472,281	11,439	11,807
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	769,585	769,585	19,240	19,240
Class Seven	7.87%	$1.97	20,970	20,970	524	524
Total			1,988,454	2,003,158	$55,688	$56,056
Each class of preferred OP Units is currently redeemable at the holders’ option. The AIR Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Subject to certain conditions, Class Four and Class Six preferred OP Units may be converted into common OP Units. These redeemable preferred units are classified within temporary capital in the AIR Operating Partnership’s consolidated balance sheets.
During the years ended December 31, 2025, 2024, and 2023, approximately 15,000, 843,000, and 50 preferred OP Units, respectively, were redeemed in exchange for cash.
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2025	$56,827
Preferred distributions	(4,614)
Redemption of preferred units	(368)
Net income allocated to preferred units	4,611
Balance at December 31, 2025	$56,456
AIR Operating Partnership Partners’ Capital (Deficit)
Common Partnership Units
Common OP Unit interests are classified within Partners’ capital (deficit) as General Partner and Special Limited Partner and as Limited Partners within AIR Operating Partnership's consolidated balance sheets.
Common OP Units are redeemable for cash equal to the Net Asset Value ("NAV") less any distributions paid during the quarter at the time of redemption.
During the year ended December 31, 2025, approximately 114,000 common OP Units were redeemed in exchange for cash and 2,521,132 common OP Units were redeemed in connection with a property disposition, see Note 3 for further discussion regarding our significant transactions. During the years ended December 31, 2024 and 2023, approximately 1,068,000 and 528,000 common OP Units, respectively, were redeemed in exchange for cash.

Note 9 — Earnings per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands, except per unit data):

	2025	2024	2023
Earnings per unit
Numerator:
Basic net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$177,760	$(367,019)	$677,165
Effect of dilutive instruments	—	—	6,280
Dilutive net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$177,760	$(367,019)	$683,445

Denominator – units:
Basic weighted-average common units outstanding	151,642	154,016	157,687
Dilutive common unit equivalents outstanding	318	—	2,321
Dilutive weighted-average common units outstanding	151,960	154,016	160,008

Earnings per unit – basic	$1.17	$(2.38)	$4.29
Earnings per unit – diluted	$1.17	$(2.38)	$4.27
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

	As of December 31, 2025				As of December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive floating	$(4,519)	$—	$(4,519)	$—	$66	$—	$66	$—
Interest rate caps - net (1)	$42	$—	$42	$—	$5,262	$—	$5,262	$—
(1)The fair value of interest rate caps, net, is inclusive of $57.0 thousand related to interest rate caps, offset partially by $15.0 thousand related to sold interest rate caps.
See Note 11 for discussion regarding our derivative activity during the year.

Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of December 31, 2025 and 2024, due to their relatively short-term nature and high probability of realization.
The carrying value of our variable-rate non-recourse property debt, which we classify as Level 2 in the GAAP fair value hierarchy, approximated its fair value as of December 31, 2025 and 2024, as such debt bears interest at floating rates which approximate market rates. See Note 5 for discussion regarding our financing transactions during the period.
We classify the fair value of our fixed-rate non-recourse property debt, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$1,683,772	$1,613,431	$2,144,797	$1,963,083
Seller financing note receivable, net	$34,309	$35,973	$33,151	$32,999
Preferred equity investment	$25,052	$27,076	$23,872	$25,513
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
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income (loss) and subsequently reclassified into earnings as an increase or decrease to interest expense. As of December 31, 2025, we had no outstanding derivatives designated as cash flow hedges. During the year ended December 31, 2025, we reclassified gains of $4.0 million out of other comprehensive income into interest expense. During the years ended December 31, 2024 and 2023, we reclassified a gain of $15.5 million and $25.8 million out of other comprehensive loss into interest expense, respectively. As of December 31, 2025, we estimate that during the next 12 months, we will reclassify into earnings approximately $2.9 million of the unrealized gain in other comprehensive income (loss).
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in (loss) gain on derivative instruments, net, in our consolidated statements of operations. During the years ended December 31, 2025, 2024, and 2023, (loss) gain on derivative instruments, net was ($2.8) million, $11.2 million, and $16.7 million, respectively.
Additionally, we have $834.5 million of notional value interest rate swaps and caps in excess of outstanding non-recourse variable-rate property debt.
During the year ended December 31, 2025, we entered into four interest rate swaps with a total notional value of $1.8 billion and two interest rate swaps with a total notional value of $150.0 million matured. None of these interest rate swap positions are designated as hedging instruments. Additionally, we entered into one sold interest rate cap with a notional value of $1.0 billion as well as three interest rate caps with a total notional value of $345.2 million.
During the year ended December 31, 2025, four of our existing interest rate swaps had a change in notional principal, reducing their total notional principal by $1.0 billion. Additionally, two of our sold interest rate caps had a change in notional principal, reducing their total notional principal by $1.0 billion.

The following tables summarize our derivative financial instruments (dollars in thousands):

	As of December 31, 2025
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps - pay-fixed, receive-floating	17	$5,150,000	$9,487	$(14,006)
Interest rate caps - net (1)	10	$1,493,720	$57	$(15)
(1)Interest rate caps, net, is inclusive of seven interest rate caps with an aggregate notional value of $4.5 billion, offset partially by three sold interest rate caps with an aggregate notional value of $3.0 billion.

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
Note 12 — Variable Interest Entities
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
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	December 31, 2025 (1)	December 31, 2024
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	13	14
Apartment homes in communities owned by VIEs	4,542	4,866
(1)On June 24, 2025, we sold one apartment community owned by a consolidated joint venture with 324 apartment homes.
Assets of our consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs are summarized in the table below (in thousands):

	December 31, 2025	December 31, 2024
ASSETS:
Net real estate	$838,371	$972,802
Cash and cash equivalents	15,696	45,554
Restricted cash	1,022	1,876
Other assets, net	20,698	23,904
LIABILITIES:
Non-recourse property debt, net	$1,227,877	$1,309,959
Accrued liabilities and other	34,677	36,743

Note 13 — Business Segments
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
As of December 31, 2025, our Real Estate Operations segment included 69 apartment communities with 25,383 apartment homes.
The following tables present the total revenues, property management and operating expenses, proportionate property net operating income (loss), and income (loss) before income tax benefit (expense) of our segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of December 31, 2025 (in thousands):

	Real Estate Operations	Corporate and Other (1)	Consolidated
Year ended December 31, 2025:
Total revenues	$755,536	$37,638	$793,174
Property management and operating expenses	259,617	21,382	280,999
Other operating expenses not allocated to segments (2)	—	380,067	380,067
Total operating expenses	259,617	401,449	661,066
Proportionate property net operating income (loss)	495,919	(363,811)	132,108
Other items included in income before income tax benefit (3)	—	82,832	82,832
Income (loss) before income tax benefit (expense)	$495,919	$(280,979)	$214,940

	Real Estate Operations	Corporate and Other (1)	Consolidated
Year ended December 31, 2024:
Total revenues	$733,865	$66,736	$800,601
Property management and operating expenses	252,757	22,913	275,670
Other operating expenses not allocated to segments (2)	—	431,120	431,120
Total operating expenses	252,757	454,033	706,790
Proportionate property net operating income (loss)	481,108	(387,297)	93,811
Other items included in income before income tax expense (3)	—	(451,957)	(451,957)
Income (loss) before income tax benefit (expense)	$481,108	$(839,254)	$(358,146)

	Real Estate Operations	Corporate and Other (1)	Consolidated
Year ended December 31, 2023
Total revenues	$810,254	$9,782	$820,036
Property management and operating expenses	275,401	431	275,832
Other operating expenses not allocated to segments (2)	—	393,976	393,976
Total operating expenses	275,401	394,407	669,808
Proportionate property net operating income (loss)	534,853	(384,625)	150,228
Other items included in income before income tax expense (3)	—	541,486	541,486
Income (loss) before income tax benefit (expense)	$534,853	$156,861	$691,714
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
Property management and operating expenses are comprised of operating expenses, property management expenses charged to the properties, real estate taxes, insurance, and ground lease expense. The following table presents total property management and operating expenses, by type, that has been allocated to our Real Estate Operations segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of December 31, 2025 (in thousands):

	Real Estate Operations
	For the Year Ended December 31
	2025	2024	2023
Operating expenses (1)	$136,690	$130,983	$140,694
Property management expense	21,017	22,328	30,144
Real estate taxes	75,382	74,027	67,073
Insurance	19,805	18,798	18,609
Ground lease expense	6,723	6,621	18,881
Property management and operating expenses	$259,617	$252,757	$275,401
(1)Includes onsite payroll, repairs and maintenance, software and technology expenses, marketing, expensed turnover costs, utility expenses, and other property related operating expenses.

APARTMENT INCOME REIT, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(In thousands, Except Apartment Home Data)

						Initial Cost			As of December 31, 2025
Apartment Community Name	Apartment Type	(1) Date Consolidated	Location	Year Built	Apartment Homes	Land	Buildings and Improvements	(2) Cost Capitalized Subsequent to Consolidation	Land	Buildings and Improvements	(3) Total	(4) Accumulated Depreciation (AD)	Total Cost Net of AD	(5) Encumbrances
Same Store:
21 Fitzsimons	Mid Rise	Aug 2014	Aurora, CO	2008	601	13,176	110,795	46,083	13,176	156,878	170,054	(65,472)	104,582	97,964
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	108,867	57,241	174,373	231,614	(125,135)	106,479	282,255
707 Leahy	Garden	Sep 2022	Redwood City, CA	1973	110	20,956	62,605	751	20,956	63,356	84,312	(7,937)	76,375	46,340
777 South Broad Street	Mid Rise	May 2018	Philadelphia, PA	2010	146	6,986	67,512	6,595	6,986	74,107	81,093	(22,097)	58,996	35,986
Axiom	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	5,056	—	68,668	68,668	(25,494)	43,174	57,685
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	475	22,680	41,847	64,764	22,680	106,611	129,291	(55,282)	74,009	97,765
Brizo Apartments	Garden	Jul 2023	Durham, NC	2019	260	7,652	60,170	3,563	7,652	63,733	71,385	(6,177)	65,208	41,026
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	49,055	29,407	90,299	119,706	(55,105)	64,601	139,605
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	11,148	12,338	25,447	37,785	(16,699)	21,086	31,800
City Center on 7th	Garden	Jun 2021	Pembroke Pines, FL	2014	700	35,196	186,823	42,952	35,196	229,775	264,971	(44,169)	220,802	220,562
Flamingo Point, Center Tower	High Rise	Sep 1997	Miami Beach, FL	2003	512	15,279	29,358	261,775	15,279	291,133	306,412	(180,994)	125,418	265,297
Flamingo Point, North Tower	High Rise	Sep 2022	Miami Beach, FL	1960	366	91,529	290,682	3,694	91,529	294,376	385,905	(34,969)	350,936	218,104
Flamingo Point, South Tower (6)	High Rise	Sep 1997	Miami Beach, FL	1960	304	—	24,425	83,607	—	108,032	108,032	(28,504)	79,528	62,197
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	98,026	15,496	194,088	209,584	(146,259)	63,325	401,920
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	22,607	3,043	40,223	43,266	(28,742)	14,524	64,757
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	8,090	12,849	14,620	27,469	(9,361)	18,108	25,183
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	28,622	35,862	75,838	111,700	(46,878)	64,822	152,407
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	13,705	24,523	29,506	54,029	(22,972)	31,057	58,955
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	14,426	26,932	310,542	337,474	(103,645)	233,829	164,850
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	26,344	49,474	44,100	93,574	(26,836)	66,738	129,113
Lincoln Place (7)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	260,604	44,197	355,178	399,375	(219,888)	179,487	162,269
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	46,182	69,834	99,620	169,454	(73,808)	95,646	158,950
Mariners Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	14,063	—	80,924	80,924	(57,997)	22,927	129,361
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	17,130	1,435	41,663	43,098	(29,697)	13,401	80,969
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	95	4,292	34,178	3,663	4,292	37,841	42,133	(14,782)	27,351	25,912
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	21,025	34,325	42,964	77,289	(24,092)	53,197	43,249
North Park	High Rise	Oct 2021	Chevy Chase, MD	1973	310	42,900	68,090	18,094	42,933	86,151	129,084	(14,295)	114,789	88,356
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	—	15,873	186,326	—	202,199	202,199	(72,722)	129,477	148,500
Pacific Bay Vistas (7)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	36,936	23,354	104,736	128,090	(58,925)	69,165	90,929

						Initial Cost			As of December 31, 2025
Apartment Community Name	Apartment Type	(1) Date Consolidated	Location	Year Built	Apartment Homes	Land	Buildings and Improvements	(2) Cost Capitalized Subsequent to Consolidation	Land	Buildings and Improvements	(3) Total	(4) Accumulated Depreciation (AD)	Total Cost Net of AD	(5) Encumbrances
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	9,344	12,970	15,923	28,893	(10,188)	18,705	37,264
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	68,123	48,362	193,587	241,949	(131,377)	110,572	241,700
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	54,276	72,578	190,779	263,357	(127,720)	135,637	165,232
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	226	15,300	—	113,461	15,300	113,461	128,761	(36,537)	92,224	86,819
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	19,883	4,375	31,905	36,280	(22,102)	14,178	47,837
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	13,516	30,132	84,027	13,516	114,159	127,675	(58,802)	68,873	80,148
PRISM	Mid Rise	Sep 2022	Cambridge, MA	2019	136	13,768	74,541	1,784	13,768	76,325	90,093	(9,593)	80,500	56,009
Residences at Capital Crescent Trail	High Rise	Oct 2021	Bethesda, MD	2002	261	15,975	84,167	25,456	15,975	109,623	125,598	(16,874)	108,724	72,507
Southgate Towers	High Rise	Jan 2023	Miami Beach, FL	1958	495	99,338	187,427	9,862	99,338	197,289	296,627	(22,244)	274,383	185,685
SouthStar Lofts	High Rise	May 2018	Philadelphia, PA	2014	85	1,780	37,428	2,562	1,780	39,990	41,770	(11,200)	30,570	16,973
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	117,485	8,871	172,850	181,721	(124,396)	57,325	176,762
The District at Flagler Village	High Rise	Jul 2022	Fort Lauderdale, FL	2021	350	14,472	156,718	4,059	14,472	160,777	175,249	(21,346)	153,903	103,073
The Fremont	Mid Rise	Sep 2022	Aurora, CO	2020	253	7,218	92,621	1,334	7,218	93,955	101,173	(12,128)	89,045	64,339
The Left Bank	Mid Rise	May 2018	Philadelphia, PA	1929	282	—	130,893	29,325	—	160,218	160,218	(48,268)	111,950	71,720
The Reserve at Coconut Point	Garden	May 2022	Fort Myers, FL	2022	180	5,162	66,593	1,435	5,162	68,028	73,190	(11,042)	62,148	42,185
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	4,365	5,274	22,376	27,650	(8,919)	18,731	16,402
Vaughan Place Apartments (6)	High Rise	Oct 2021	Washington, D.C.	1988	382	47,276	125,213	24,934	47,244	150,179	197,423	(27,432)	169,991	134,047
Villages at Olde Towne	Garden	Jul 2023	Raleigh, NC	2022	360	11,575	70,767	2,875	11,575	73,642	85,217	(8,161)	77,056	64,748
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	28,430	8,630	77,301	85,931	(54,766)	31,165	108,933
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	4,908	9,693	11,726	21,419	(7,500)	13,919	20,500
Vivo	High Rise	Jun 2016	Cambridge, MA	2015	91	6,450	35,974	6,241	6,450	42,215	48,665	(22,475)	26,190	40,400
Watermarc at Biscayne Bay	High Rise	Jun 2022	Miami, FL	2021	296	34,710	174,237	4,280	34,710	178,517	213,227	(24,022)	189,205	130,918
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	18,502	4,504	29,566	34,070	(21,390)	12,680	63,922
Willard Towers	High Rise	Jun 2022	Washington, D.C.	1969	522	334	179,141	25,311	334	204,452	204,786	(27,989)	176,797	123,540
Total Same Store					19,258	$1,252,871	$3,780,026	$2,166,015	$1,163,088	$6,035,824	$7,198,912	$(2,485,404)	$4,713,508	$5,673,929

Other Real Estate:
Villages at Sunnybrook	Garden	Jan 2024	Raleigh, NC	2022	384	11,704	73,102	3,765	11,704	76,867	88,571	(6,780)	81,791	66,302
Other (8)					—	4,861	—	14,089	4,861	14,089	18,950	(7,479)	11,471	—
Total Other Real Estate:					384	$16,565	$73,102	$17,854	$16,565	$90,956	$107,521	$(14,259)	$93,262	$66,302
Total Portfolio					19,642	$1,269,436	$3,853,128	$2,183,869	$1,179,653	$6,126,780	$7,306,433	$(2,499,663)	$4,806,770	$5,740,231

(1)Date we acquired the apartment community or first consolidated the partnership that owns the community.
(2)Includes costs capitalized since acquisition or date of initial consolidation of the community.
(3)The aggregate cost of land and depreciable property for federal income tax purposes was approximately $7.0 billion as of December 31, 2025 (unaudited).
(4)Depreciable life for buildings and improvements ranges from 5 to 30 years and is calculated on a straight-line basis.
(5)Encumbrances are presented before reduction for debt issuance costs.
(6)Initial cost of buildings and improvements includes the cost of additional apartment homes acquired subsequent to consolidation.
(7)The current carrying value of the apartment community reflects an impairment loss recognized.
(8)Other includes apartment communities under development, land parcels, and certain non-residential properties held for future development.

APARTMENT INCOME REIT, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2025, 2024, and 2023
(In thousands)

	2025	2024	2023
Total real estate balance at beginning of year	$7,798,492	$7,610,567	$8,076,394
Additions during the year:
Acquisitions and lease cancellation	7,431	238,057	447,945
Capital additions	115,679	148,161	168,248
Dispositions and other	(615,169)	(198,293)	(1,082,020)
Total real estate balance at end of year	$7,306,433	$7,798,492	$7,610,567

Accumulated depreciation balance at beginning of year	$2,503,088	$2,245,589	$2,449,883
Depreciation	298,931	299,329	310,952
Dispositions and other	(302,356)	(41,830)	(515,246)
Accumulated depreciation balance at end of year	$2,499,663	$2,503,088	$2,245,589