Form 10-Q
period 2026-03-31
Apartment Income REIT, L.P.
filed 2026-05-14
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 6, 2026, the registrant had 1,506 holders of record of common OP Units outstanding.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Buildings and improvements	$6,141,821	$6,126,780
Land	1,179,653	1,179,653
Total real estate	7,321,474	7,306,433
Accumulated depreciation	(2,573,233)	(2,499,663)
Net real estate	4,748,241	4,806,770
Cash and cash equivalents	217,680	346,310
Restricted cash	27,405	26,062
Investment in unconsolidated real estate partnerships	310,076	314,297
Goodwill	32,286	32,286
Other assets, net	237,102	230,376
Total assets	$5,572,790	$5,756,101

LIABILITIES AND PARTNERS’ DEFICIT
Non-recourse property debt, net	$5,719,186	$5,717,500
Accrued liabilities and other	289,213	291,577
Total liabilities	6,008,399	6,009,077

Commitments and contingencies (Note 7)

Redeemable preferred units	56,456	56,456

Partners’ deficit:
General Partner and Special Limited Partner	(469,321)	(295,007)
Limited Partners	110,633	118,505
Partners’ capital attributable to the AIR Operating Partnership	(358,688)	(176,502)
Noncontrolling interests in consolidated real estate partnerships	(133,377)	(132,930)
Total partners’ deficit	(492,065)	(309,432)
Total liabilities, redeemable preferred units, and partners’ deficit	$5,572,790	$5,756,101
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
REVENUES
Rental and other property revenues	$189,260	$198,927
Other revenues	4,422	4,545
Total revenues	193,682	203,472

EXPENSES
Property operating expenses	61,404	60,362
Property management expenses	9,022	10,192
Depreciation and amortization	75,802	78,605
General and administrative expenses	8,038	7,004
Other expenses, net	12,721	8,030
	166,987	164,193

Interest income	4,946	7,609
Interest expense	(81,237)	(93,837)
Loss on extinguishment of debt	—	(1,108)
Gain on dispositions of real estate	—	105,526
Gain (loss) on derivative instruments, net	15,536	(13,677)
Income (loss) from unconsolidated real estate partnerships	5,116	(3,610)
Income (loss) before income tax benefit (expense)	(28,944)	40,182
Income tax benefit (expense)	(15)	(20)
Net income (loss)	(28,959)	40,162
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(579)	(1,804)
Net income (loss) attributable to the AIR Operating Partnership	(29,538)	38,358
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,148)	(1,154)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$(30,686)	$37,204

Net income (loss) attributable to the AIR Operating Partnership's common unitholders per unit – basic and diluted	$(0.20)	$0.24

Weighted-average common units outstanding – basic	151,017	153,344
Weighted-average common units outstanding – diluted	151,017	153,455
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss)	$(28,959)	$40,162
Reclassification of interest rate derivative gain to net income (loss)	(996)	(996)
Comprehensive income (loss)	(29,955)	39,166
Comprehensive income attributable to noncontrolling interests	(579)	(1,804)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$(30,534)	$37,362
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
For the Three Months Ended March 31, 2026 and 2025
(In thousands)
(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital (Deficit)
Balances at December 31, 2024	$(61,484)	$126,848	$65,364	$(97,655)	$(32,291)
Redemption of common partnership units	—	(66,387)	(66,387)	—	(66,387)
Effect of changes in ownership of consolidated entities	(64,713)	64,713	—	—	—
Other comprehensive loss	(937)	(59)	(996)	—	(996)
Net income (loss)	35,143	2,071	37,214	1,804	39,018
Distributions to noncontrolling interests	—	—	—	(5,286)	(5,286)
Balances at March 31, 2025	$(91,991)	$127,186	$35,195	$(101,137)	$(65,942)

Balances at December 31, 2025	$(295,007)	$118,505	$(176,502)	$(132,930)	$(309,432)
Redemption of common partnership units	—	(59)	(59)	—	(59)
Effect of changes in ownership of consolidated entities	(96)	96	—	—	—
Other comprehensive loss	(953)	(43)	(996)	—	(996)
Net income (loss)	(29,293)	(1,393)	(30,686)	579	(30,107)
Distributions to common unitholders	(143,964)	(6,473)	(150,437)	—	(150,437)
Distributions to noncontrolling interests	—	—	—	(1,026)	(1,026)
Other, net	(8)	—	(8)	—	(8)
Balances at March 31, 2026	$(469,321)	$110,633	$(358,688)	$(133,377)	$(492,065)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,959)	$40,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,802	78,605
Gain on dispositions of real estate, net	—	(105,526)
Loss on extinguishment of debt	—	1,108
Amortization of debt issuance costs	7,029	7,015
(Income) loss from unconsolidated real estate partnerships	(5,116)	3,610
Unrealized (gain) loss on derivative instruments, net	(16,890)	15,236
Other, net	79	682
Net changes in operating assets and operating liabilities	7,655	(32,590)
Net cash provided by operating activities	39,600	8,302
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(3,815)	—
Capital expenditures	(12,768)	(24,714)
Proceeds from dispositions of real estate	—	91,164
Proceeds from dispositions of unconsolidated real estate partnerships	8,316	—
Other investing activities, net	(492)	(1,668)
Net cash (used in) provided by investing activities	(8,759)	64,782
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and paydowns of non-recourse property debt	(5,455)	(136,032)
Payment of distributions to General Partner and Special Limited Partner	(143,964)	—
Payment of distributions to Limited Partners	(6,473)	—
Other financing activities, net	(2,236)	(8,354)
Net cash used in financing activities	(158,128)	(144,386)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(127,287)	(71,302)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	372,372	644,459
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$245,085	$573,157
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The condensed consolidated balance sheet of AIR Operating Partnership and its consolidated subsidiaries as of December 31, 2025, has been derived from its audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Reclassifications
Certain prior period balances have been combined with or reclassified within the condensed consolidated statement of cash flows to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X. Income tax expense has been combined with Other, net, (Income) loss from unconsolidated real estate partnerships and Unrealized (gain) loss on derivative instruments, net have been reclassified out of Other, net, and Redemption of common and preferred units has been combined with Other financing activities, net. These changes have no impact on Net cash provided by operating activities and Net cash used in financing activities previously reported.
Organization and Business
We focus on the ownership of stabilized multi-family properties located in top markets, including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of March 31, 2026, our portfolio included 69 apartment communities with 25,389 apartment homes, in which we held an average ownership of approximately 81%.

Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units.” As of March 31, 2026, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 153,585,599 common OP Units and equivalents legally outstanding.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2026 and December 31, 2025, the AIR Operating Partnership consolidated four VIEs. Please see Note 11 for further discussion regarding our consolidated VIEs.
Related Party Transactions
The AIR Operating Partnership provides property management and corporate services to apartment communities affiliated with Blackstone. During the three months ended March 31, 2026 and 2025, we recognized approximately $1.4 million and $0.2 million, respectively, in Other revenues for property management services provided to these affiliates. Corporate services consist of administrative expenses incurred by AIR on behalf of affiliated managed properties that are billed back to the properties. During the three months ended March 31, 2026 and 2025, we recorded $1.7 million and $0.4 million, respectively, within General and administrative expenses for corporate services provided.
As of March 31, 2026 and December 31, 2025, $2.8 million and $2.3 million represents amounts due from affiliates presented within Other assets, net in our condensed consolidated balance sheets, respectively.
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
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2026	$56,456
Preferred distributions	(1,148)
Redemption of preferred units	—
Net income allocated to preferred units	1,148
Balance at March 31, 2026	$56,456
As of March 31, 2026 and December 31, 2025, we had 1,988,454 redeemable preferred OP Units issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Note 3 — Significant Transactions
Apartment Community Acquisitions
During the three months ended March 31, 2026, we acquired seven apartment homes at an apartment community located in Miami for total gross consideration of $3.5 million.

During the three months ended March 31, 2025, we did not acquire any apartment homes or apartment communities.
Apartment Community Dispositions
During the three months ended March 31, 2026, we did not sell any apartment communities.
During the three months ended March 31, 2025, we sold three apartment communities, located in Boston, Massachusetts, Denver, Colorado, and San Diego, California, to a limited partner in the Operating Partnership for gross consideration of $155.8 million, comprised of the redemption of 2,521,132 common OP Units valued at $25.62 per unit and 91.2 million in cash proceeds. In connection with the sale, we repaid $129.3 million of variable-rate property debt.
At the end of each reporting period, we evaluate whether any communities meet the criteria to be classified as held for sale. As of March 31, 2026, no communities were classified as held for sale on the condensed consolidated balance sheets.
Distributions
On February 12, 2026, we paid a cash distribution from excess partnership cash attributed to prior period community dispositions in an aggregate amount of $104.6 million to holders of record of common OP Units and long-term incentive plan ("LTIP") units as of the close of business on January 29, 2026, representing a distribution of $0.69 per common OP Unit.
On February 23, 2026, we paid a cash distribution from excess partnership cash attributed to remaining financing proceeds in an aggregate amount of $45.8 million to holders of record of common OP Units and LTIP units as of the close of business on February 9, 2026, representing a distribution of $0.30 per common OP Unit.
On April 29, 2026, we paid a cash distribution from excess partnership cash attributed to remaining financing proceeds in an aggregate amount of $29.9 million to holders of record of common OP Units and LTIP units as of the close of business on April 15, 2026, representing a distribution of $0.20 per common OP Unit.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Fixed lease income	$175,658	$185,240
Variable lease income	13,440	12,642
Total lease income	$189,098	$197,882
Generally, our residential leases do not provide extension options and, as of March 31, 2026, have an average remaining term of 5.4 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of March 31, 2026, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2026 (remaining)	$319,174
2027	128,611
2028	21,479
2029	10,537
2030	9,155
Thereafter	22,473
Total	$511,429

Note 5 — Debt
The following table summarizes our total consolidated non-recourse indebtedness as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Fixed-rate property debt due October 2026 to January 2055 (1)	$1,678,317	$1,683,772
Variable-rate property debt due July 2029 to November 2030	4,057,583	4,056,459
Total non-recourse property debt	5,735,900	5,740,231
Debt issuance costs, net of accumulated amortization	(16,714)	(22,731)
Total non-recourse property debt, net	$5,719,186	$5,717,500
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
Note 6 — Investment in Unconsolidated Real Estate Partnerships
Unconsolidated Joint Ventures
As of March 31, 2026, we have equity investments in three significant unconsolidated joint ventures: the joint venture with an affiliate of Blackstone Inc. (“Virginia JV”), the joint venture with a global asset manager (“Value-Add JV”), and the joint venture with a global institutional investor (“Core JV”) (collectively, the “Joint Ventures”). We account for these Joint Ventures using the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV (1)	Value-Add JV (2)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR ownership	20%	30%	53%
Outside entities' ownership	80%	70%	47%
Number of apartment communities	2	1	12
Apartment homes	1,388	443	3,909
(1)On January 20, 2026, the Virginia JV sold an apartment community with 360 apartment homes for gross consideration of $138.1 million, recognizing a gain on the disposition of $40.5 million. On April 13, 2026, we classified an apartment community with 640 apartment homes as held for sale as the Virginia JV entered into a purchase agreement for gross consideration of $216.2 million, which is expected to close in the second quarter.
(2)Our partner holds a 70% legal ownership in the Value-Add JV, however, we are entitled to 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.
The carrying value of our investment in each Joint Venture is included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets. Our exposure to the obligations of the Joint Ventures is limited to the carrying value of the limited partnership interests and our interest of the joint ventures' non-recourse liabilities. The following tables summarize certain relevant information with respect to our investments in unconsolidated joint ventures (in thousands):

	March 31, 2026
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$300,605	$87,740	$890,879
AIR Operating Partnership's investment in balance (1)	$7,675	$28,028	$253,185

	December 31, 2025
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$87,988	$890,925
AIR Operating Partnership's investment in balance (1)	$8,877	$28,767	$255,465
(1)Our investment in balance includes deferred acquisitions costs that are subject to amortization. Our investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $21.2 million related to two immaterial unconsolidated investments as of March 31, 2026 and December 31, 2025, respectively.

We recognize earnings or losses from our investments in unconsolidated real estate partnerships consisting of our proportionate share of the net earnings or losses of the Joint Ventures. In addition, we earn various fees for providing property management, construction, and corporate services to the Joint Ventures, presented within other revenues in our condensed consolidated statements of operations. The table below presents income (loss) from unconsolidated real estate partnerships within our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Virginia JV (1)	$7,872	$(949)
Value-Add JV	(785)	(426)
Core JV	(1,971)	(2,235)
Total	$5,116	$(3,610)
(1)For the three months ended March 31, 2026, the income (loss) from unconsolidated real estate partnerships includes AIR Operating Partnership's proportional share of the gain on the disposition of real estate in the amount of $8.1 million.
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

Note 8 — Earnings per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit are as follows (in thousands, except per unit data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Earnings per unit
Numerator:
Basic and dilutive net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$(30,686)	$37,204

Denominator – units:
Basic weighted-average common units outstanding	151,017	153,344
Dilutive common unit equivalents outstanding	—	111
Dilutive weighted-average common units outstanding	151,017	153,455

Earnings per unit – basic and diluted	$(0.20)	$0.24
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

	As of March 31, 2026				As of December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive-floating	$12,088	$—	$12,088	$—	$(4,519)	$—	$(4,519)	$—
Interest rate caps	$288	$—	$288	$—	$57	$—	$57	$—
Interest rate caps - sold	$(76)	$—	$(76)	$—	$(15)	$—	$(15)	$—
See Note 10 for discussion regarding our derivative activity during the year.
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of March 31, 2026 and December 31, 2025, due to their relatively short-term nature and high probability of realization. The carrying value of our variable-rate non-recourse property debt, which we classify as Level 2 in the GAAP fair value hierarchy, approximated fair value as of March 31, 2026 and December 31, 2025, as such debt bears interest at floating rates which approximate market rates.

We classify the fair value of our fixed-rate non-recourse property debt, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$1,678,317	$1,605,099	$1,683,772	$1,613,431
Seller financing note receivable, net (1)	$34,538	$35,839	$34,309	$35,973
Preferred equity investment (2)	$25,347	$27,174	$25,052	$27,076
(1)During the year ended December 31, 2022, we provided $40.0 million of seller financing as partial consideration for the sale of our New England portfolio. The contractual interest rate on the note is 4.5%. The difference between the stated rate and the market interest rate as of the date of sale resulted in a discount recorded of $8.5 million. The seller financing note and related discount are included in other assets, net in our condensed consolidated balance sheets.
(2)In conjunction with the Value-Add JV transaction, we received a preferred equity investment within the joint venture. The contractual interest rate on the preferred equity investment is 7.25%. The difference between the stated rate and the effective interest rate as of the date of the transaction resulted in a discount recorded of $5.9 million. The preferred equity investment and related discount are included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets.
Note 10 — Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
Our objectives in using interest rate derivatives are to add predictability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps, interest rate caps and treasury locks as part of our interest rate management strategy. Interest rate swaps primarily involve the receipt of variable-rate and fixed-rate amounts from a counterparty in exchange for us making fixed-rate or variable-rate payments over the life of the agreements without exchange of the underlying notional amounts.
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income (loss) and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three months ended March 31, 2026 and 2025, we reclassified gains of $1.0 million and $1.0 million, respectively, out of other comprehensive income (loss) into interest expense. As of March 31, 2026, we estimate that during the next 12 months, we will reclassify into earnings approximately $2.5 million of the unrealized gain in other comprehensive income (loss).
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain (loss) on derivative instruments, net, in our condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, gain (loss) on derivative instruments, net was $15.5 million and ($13.7) million, respectively.
The following tables summarize our derivative financial instruments (dollars in thousands):

	As of March 31, 2026
	Number of Instruments	Aggregate Notional Amount	Derivative Assets (included in Other assets, net)	Derivative Liabilities (included in Accrued liabilities and other)
			Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	17	$5,150,000	$17,192	$(5,104)
Interest rate caps	7	$4,493,720	$288	$—
Interest rate caps - sold	3	$3,000,000	$—	$(76)

	As of December 31, 2025
	Number of Instruments	Aggregate Notional Amount	Derivative Assets (included in Other assets, net)	Derivative Liabilities (included in Accrued liabilities and other)
			Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	17	$5,150,000	$9,487	$(14,006)
Interest rate caps	7	$4,493,720	$57	$—
Interest rate caps - sold	3	$3,000,000	$—	$(15)
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
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	March 31, 2026	December 31, 2025
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	13	13
Apartment homes in communities owned by VIEs	4,542	4,542
Assets of our consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs’ are summarized in the table below (in thousands):

	March 31, 2026	December 31, 2025
ASSETS:
Net real estate	$826,696	$838,371
Cash and cash equivalents	31,527	15,696
Restricted cash	1,042	1,022
Other assets, net	20,128	20,698
LIABILITIES:
Non-recourse property debt, net	$1,225,087	$1,227,877
Accrued liabilities and other	38,814	34,677
Note 12 — Business Segments
We have two operating segments, Same Store and Other Real Estate, which have been aggregated into one reportable segment, Real Estate Operations, as the Other Real Estate operating segment now includes only two properties, both of which were acquired in 2024. Our Same Store operating segment includes communities that are owned and managed by us, and have reached a stabilized level of operations for at least one year.

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
As of March 31, 2026, our Real Estate Operations segment included 69 apartment communities with 25,389 apartment homes.
The following tables present the total revenues, property management and operating expenses, proportionate property net operating income (loss), and income (loss) before income tax benefit (expense) of our segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of March 31, 2026 (in thousands):

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended March 31, 2026:
Total revenues	$193,213	$469	$193,682
Property management and operating expenses	64,153	6,273	70,426
Other operating expenses not allocated to segments (2)	—	96,561	96,561
Total operating expenses	64,153	102,834	166,987
Proportionate property net operating income (loss)	129,060	(102,365)	26,695
Other items included in income (loss) before income tax benefit (expense) (3)	—	(55,639)	(55,639)
Income (loss) before income tax benefit (expense)	$129,060	$(158,004)	$(28,944)

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended March 31, 2025:
Total revenues	$188,900	$14,572	$203,472
Property management and operating expenses	61,417	9,137	70,554
Other operating expenses not allocated to segments (2)	—	93,639	93,639
Total operating expenses	61,417	102,776	164,193
Proportionate property net operating income (loss)	127,483	(88,204)	39,279
Other items included in income (loss) before income tax benefit (expense) (3)	—	903	903
Income (loss) before income tax benefit (expense)	$127,483	$(87,301)	$40,182
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
(3)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, gain (loss) on derivative instruments, net, and income (loss) from unconsolidated real estate partnerships.

Property management and operating expenses are comprised of operating expenses, property management expenses charged to the properties, real estate taxes, insurance, and ground lease expense. The following table presents total property management and operating expenses, by type, that has been allocated to our Real Estate Operations segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of March 31, 2026 (in thousands):

	Real Estate Operations
	Three Months Ended
	March 31, 2026	March 31, 2025
Operating expenses (1)	$32,992	$30,524
Property management expense	5,385	5,114
Real estate taxes	19,327	19,154
Insurance	4,747	4,945
Ground lease expense	1,702	1,680
Property management and operating expenses	$64,153	$61,417
(1)Includes onsite payroll, repairs and maintenance, software and technology expenses, marketing, expensed turnover costs, utility expenses, and other property-related operating expenses.

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
These forward-looking statements are based on management’s current expectations, estimates and assumptions and are subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, recession, and trade policies; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of the AIR Operating Partnership to hire and retain key personnel; the AIR Operating Partnership’s ability to maintain current or meet projected occupancy, rental rate, and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR Operating Partnership; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties are described in this report, as well as the section entitled “Risk Factors” in Item 1A of the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent filings with the Securities and Exchange Commission ("SEC").
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
Executive Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of March 31, 2026, our portfolio included 69 apartment communities with 25,389 apartment homes, in which we held an average ownership of approximately 81%.
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
Financial Highlights
Net loss attributable to our common unitholders per unit, on a dilutive basis, was ($0.20) for the three months ended March 31, 2026, which reflects a decrease from net income of $0.24 for the three months ended March 31, 2025, due primarily to:
•Gains on dispositions of real estate in the prior year; partially offset by
•Increased unrealized gains on derivative instruments; and
•Increased property NOI driven by increased residential rental rates, offset by lower Average Daily Occupancy ("ADO").
Results of Operations for the Three Months Ended March 31, 2026, Compared to 2025
Real Estate Operations
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
In 2026, we continued to focus on maximizing value creation by prioritizing higher rental rates aligned with the acceleration of seasonal demand. As part of this strategy, we intentionally accepted a lower ADO compared to the three months ended March 31, 2025. This strategic pivot drove an improvement in the proportionate property NOI relative to the comparable period in 2025.
For the three months ended March 31, 2026, compared to 2025, our proportionate property NOI increased by $1.6 million, or 1.2%. Within proportionate property NOI, revenues increased by $4.3 million, or 2.3%, primarily attributable to a 1.3% increase in residential net rental income driven by a 2.9% increase in residential rents, offset partially by a 1.6% decrease in ADO. The remaining revenue growth was attributable to increased utility reimbursements and growth in ancillary revenues. Property management and operating expenses increased by $2.7 million, or 4.5%, primarily attributable to higher utility, personnel, technology, and property management expenses.
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

For the three months ended March 31, 2026, compared to 2025, non-segment real estate operations decreased by $12.1 million due primarily to a reduction in NOI from sold properties, a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses, and an increase in small casualty claims.
General and administrative expenses
For the three months ended March 31, 2026, compared to 2025, general and administrative expenses increased by $1.0 million due to a change in allocation of human resources and information technology costs from property management expenses to general and administrative expenses.
Other expenses, net
Other expenses, net, includes legal costs, partnership administration expenses, ground lease expense, political contributions, and certain non-recurring items.
For the three months ended March 31, 2026, compared to 2025, other expenses, net increased by $4.7 million due primarily to increased legal costs, non-recurring severance amounts, political contributions, and certain other non-recurring costs associated with expanding property management services, which will drive increased revenue in the future or which costs are generally reimbursed to AIR.
Interest income
For the three months ended March 31, 2026, compared to 2025, interest income decreased by $2.7 million, due primarily to lower funds held in short-term liquid investments.
Interest expense
For the three months ended March 31, 2026, compared to 2025, interest expense decreased by $12.6 million, due primarily to a decrease in property-level debt attributable to communities sold during 2025 and lower interest rates in 2026 compared to 2025.
Gain on dispositions of real estate
During the three months ended March 31, 2026, no consolidated apartment communities were sold.
During the three months ended March 31, 2025, we recognized $105.5 million of gain on dispositions of real estate due primarily to the sale of the three apartment communities.
Gain (loss) on derivative instruments, net
During the three months ended March 31, 2026, compared to 2025, we recognized $15.5 million of gain and ($13.7) million of loss, respectively, on derivative instruments due primarily to the mark-to-market valuation changes in interest rate swaps and interest rate caps, net during the period.
Income (loss) from unconsolidated real estate partnerships
For the three months ended March 31, 2026 and 2025, we recognized $5.1 million of gains and ($3.6) million of losses, respectively, due primarily to the gain on the disposition of one apartment community in the Virginia JV in January 2026.
Net Asset Value
The net asset value (“NAV”) of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate based on the valuation policy furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024.
During the quarter ended March 31, 2026, the NAV of the common OP Units for purposes of redemption, as adjusted for special distributions was $30.83. As of March 31, 2026, the NAV of the common OP Units for purposes of redemption was determined to be $30.17 per common OP Unit, which will be the basis for the NAV through the quarter ending June 30, 2026, adjusted for any distributions or material changes.

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
Our critical accounting estimates are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no other significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of March 31, 2026, our cash and cash equivalents and restricted cash was $245.1 million.
Subsequent to March 31, 2026, we paid distributions to holders of record of common OP Units and LTIP units in the amount of $29.9 million, refer to Note 3 to the condensed consolidated financial statements in Item 1. After this distribution, our remaining cash on hand, without consideration for additional operating cash flows, would be $215.2 million.
We have $199.2 million remaining in outstanding non-recourse property debt maturing through the fourth quarter of 2027. Based on current market conditions, we expect to refinance the maturing debt with new non-recourse property debt; however, if unforeseen market conditions occur, we have sufficient cash and cash equivalents on hand to repay all debt with a maturity date through the fourth quarter of 2027.
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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. As of March 31, 2026, the weighted-average remaining term to maturity for our total leverage, inclusive of extension options, was 4.2 years with a weighted-average interest rate of 5.8%, after consideration of our interest rate swaps and interest rate caps.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the three months ended March 31, 2026, net cash provided by operating activities was $39.6 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, derivative activity, and changes in working capital items. Cash provided by operating activities for the three months ended March 31, 2026, increased $31.3 million compared to the same period in 2025, due primarily to the timing of payments associated with property hazard insurance and realized gains on derivative assets.

Investing Activities
For the three months ended March 31, 2026, our net cash used in investing activities of $8.8 million consisted primarily of capital expenditures and purchases of real estate, offset by proceeds from dispositions of unconsolidated real estate partnerships under Virginia JV.
For the three months ended March 31, 2025, our net cash provided by investing activities of $64.8 million consisted primarily of proceeds from dispositions of real estate, partially offset by capital expenditures.
Capital expenditures totaled $12.8 million and $24.7 million during the three months ended March 31, 2026 and 2025, respectively. Of these amounts, expenditures anticipated to increase our rental revenues, which include kitchen and bath remodeling, and investments in more durable, longer-lived materials, were $1.9 million and $11.0 million, respectively.
For the three months ended March 31, 2026 and 2025, we capitalized $1.1 million and $2.9 million of indirect costs, respectively.
Financing Activities
Net cash used in financing activities of $158.1 million for the three months ended March 31, 2026 consisted primarily of payments of distributions to the holders of common OP Units.
Net cash used in financing activities of $144.4 million for the three months ended March 31, 2025 consisted primarily of principal payments and paydowns on non-recourse debt.
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
As of March 31, 2026, on a consolidated basis, we had $1.7 billion of non-recourse fixed-rate property debt and $4.1 billion of non-recourse variable-rate property debt outstanding. As of March 31, 2026, all outstanding variable-rate property debt was economically hedged by interest rate swaps and interest rate caps. These derivative instruments reduce or cap the entirety of our variable-rate exposure at a weighted-average rate of 6.9%. As of March 31, 2026, the capped rate on our interest rate caps is above the prevailing market rate.
After consideration of all outstanding interest rate swaps and our interest rate caps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase net income (loss) by $6.6 million or ($4.5) million, respectively, on an annual basis.
As of March 31, 2026, we had $245.1 million of cash and cash equivalents and restricted cash, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest income by $1.6 million on an annual basis.
After consideration of the interest rate swaps, interest rate caps, and cash and cash equivalents and restricted cash described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase net income (loss) by $5.0 million or ($2.8) million, respectively, on an annual basis.

We estimate the fair value of debt instruments as described in Note 9 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $5.7 billion as of March 31, 2026.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Commitments and Contingencies” in Note 7 of the condensed consolidated financial statements, included in Part I, Item 1 of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
As of the date of this report, there have been no material changes from the risk factors in the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue any unregistered OP units during the three months ended March 31, 2026.
Repurchases of Equity Securities
The Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit (1)	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (2)
January 1 - January 31, 2026	—	$—	N/A	N/A
February 1 - February 28, 2026	1,143	$29.61	N/A	N/A
March 1 - March 31, 2026	190	$29.06	N/A	N/A
Total	1,333	$29.53
(1)After consideration of the December 2025 and February 2026 distributions, the average price paid per unit equates to AIR Operating Partnership's net asset value of $31.04 during the redemption period.
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

101
The following materials from the AIR Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of partners’ capital (deficit); (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: May 13, 2026