Form 10-Q
period 2026-06-30
Apartment Income REIT, L.P.
filed 2026-08-12
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 5, 2026, the registrant had 1,489 holders of record of common OP Units outstanding.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Buildings and improvements	$5,863,778	$6,126,780
Land	1,123,987	1,179,653
Total real estate	6,987,765	7,306,433
Accumulated depreciation	(2,554,236)	(2,499,663)
Net real estate	4,433,529	4,806,770
Cash and cash equivalents	216,058	346,310
Restricted cash	27,008	26,062
Investment in unconsolidated real estate partnerships	305,570	314,297
Goodwill	26,151	32,286
Other assets, net	262,291	230,376
Assets held for sale	185,937	—
Total assets	$5,456,544	$5,756,101

LIABILITIES AND PARTNERS’ DEFICIT
Non-recourse property debt, net	$5,671,953	$5,717,500
Accrued liabilities and other	293,368	291,577
Total liabilities	5,965,321	6,009,077

Commitments and contingencies (Note 7)

Redeemable preferred units	56,409	56,456

Partners’ deficit:
General Partner and Special Limited Partner	(538,841)	(295,007)
Limited Partners	107,269	118,505
Partners’ capital attributable to the AIR Operating Partnership	(431,572)	(176,502)
Noncontrolling interests in consolidated real estate partnerships	(133,614)	(132,930)
Total partners’ deficit	(565,186)	(309,432)
Total liabilities, redeemable preferred units, and partners’ deficit	$5,456,544	$5,756,101
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Rental and other property revenues	$187,918	$195,402	$377,178	$394,329
Other revenues	6,013	5,075	10,435	9,620
Total revenues	193,931	200,477	387,613	403,949

EXPENSES
Property operating expenses	61,338	62,068	122,742	122,430
Property management expenses	9,399	8,046	18,421	18,238
Depreciation and amortization	75,968	77,190	151,770	155,795
General and administrative expenses	7,838	8,831	15,876	15,835
Other expenses, net	23,524	8,897	36,245	16,927
	178,067	165,032	345,054	329,225

Interest income	3,663	6,958	8,609	14,567
Interest expense	(81,947)	(92,248)	(163,184)	(186,085)
Loss on extinguishment of debt	(36)	(922)	(36)	(2,030)
Gain on dispositions of real estate	—	135,874	—	241,400
Loss on impairment of real estate	(2,035)	—	(2,035)	—
Loss on impairment of goodwill	(6,136)	—	(6,136)	—
Gain (loss) on derivative instruments, net	20,253	(1,882)	35,789	(15,559)
Income (loss) from unconsolidated real estate partnerships	10,230	(2,921)	15,346	(6,531)
Income (loss) before income tax benefit (expense)	(40,144)	80,304	(69,088)	120,486
Income tax benefit (expense)	2	(244)	(13)	(264)
Net income (loss)	(40,142)	80,060	(69,101)	120,222
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(790)	(29,746)	(1,369)	(31,550)
Net income (loss) attributable to the AIR Operating Partnership	(40,932)	50,314	(70,470)	88,672
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,147)	(1,153)	(2,295)	(2,307)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$(42,079)	$49,161	$(72,765)	$86,365

Net income (loss) attributable to the AIR Operating Partnership's common unitholders per unit – basic and diluted	$(0.28)	$0.33	$(0.48)	$0.57

Weighted-average common units outstanding – basic	151,015	151,100	151,016	152,222
Weighted-average common units outstanding – diluted	151,015	153,373	151,016	154,414
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$(40,142)	$80,060	$(69,101)	$120,222
Reclassification of interest rate derivative gain to net income (loss)	(767)	(1,006)	(1,763)	(2,002)
Comprehensive income (loss)	(40,909)	79,054	(70,864)	118,220
Comprehensive income attributable to noncontrolling interests	(790)	(29,746)	(1,369)	(31,550)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$(41,699)	$49,308	$(72,233)	$86,670
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
For the Three Months Ended June 30, 2026 and 2025
(In thousands)
(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital (Deficit)
Balances as of March 31, 2025	$(91,991)	$127,186	$35,195	$(101,137)	$(65,942)
Redemption of common partnership units	—	(180)	(180)	—	(180)
Effect of changes in ownership of consolidated entities	(354)	354	—	—	—
Other comprehensive loss	(958)	(48)	(1,006)	—	(1,006)
Net income (loss)	46,509	2,652	49,161	29,746	78,907
Distributions to common unitholders	(189,385)	(8,618)	(198,003)	—	(198,003)
Distributions to noncontrolling interests	—	—	—	(3,635)	(3,635)
Other, net	5	—	5	(106)	(101)
Balances at June 30, 2025	$(236,174)	$121,346	$(114,828)	$(75,132)	$(189,960)

Balances at March 31, 2026	$(469,321)	$110,633	$(358,688)	$(133,377)	$(492,065)
Redemption of common partnership units	—	(138)	(138)	—	(138)
Effect of changes in ownership of consolidated entities	(54)	54	—	—	—
Other comprehensive loss	(735)	(32)	(767)	—	(767)
Net income (loss)	(40,117)	(1,962)	(42,079)	790	(41,289)
Distributions to common unitholders	(28,610)	(1,286)	(29,896)	—	(29,896)
Distributions to noncontrolling interests	—	—	—	(1,027)	(1,027)
Other, net	(4)	—	(4)	—	(4)
Balances at June 30, 2026	$(538,841)	$107,269	$(431,572)	$(133,614)	$(565,186)

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
For the Six Months Ended June 30, 2026 and 2025
(In thousands)
(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital (Deficit)
Balances at December 31, 2024	$(61,484)	$126,848	$65,364	$(97,655)	$(32,291)
Redemption of common partnership units	—	(66,567)	(66,567)	—	(66,567)
Effect of changes in ownership of consolidated entities	(65,067)	65,067	—	—	—
Other comprehensive loss	(1,895)	(107)	(2,002)	—	(2,002)
Net income (loss)	81,642	4,723	86,365	31,550	117,915
Distributions to common unitholders	(189,385)	(8,618)	(198,003)	—	(198,003)
Distributions to noncontrolling interests	—	—	—	(8,921)	(8,921)
Other, net	15	—	15	(106)	(91)
Balances at June 30, 2025	$(236,174)	$121,346	$(114,828)	$(75,132)	$(189,960)

Balances at December 31, 2025	$(295,007)	$118,505	$(176,502)	$(132,930)	$(309,432)
Redemption of common partnership units	—	(197)	(197)	—	(197)
Effect of changes in ownership of consolidated entities	(150)	150	—	—	—
Other comprehensive loss	(1,688)	(75)	(1,763)	—	(1,763)
Net income (loss)	(69,410)	(3,355)	(72,765)	1,369	(71,396)
Distributions to common unitholders	(172,574)	(7,759)	(180,333)	—	(180,333)
Distributions to noncontrolling interests	—	—	—	(2,053)	(2,053)
Other, net	(12)	—	(12)	—	(12)
Balances at June 30, 2026	$(538,841)	$107,269	$(431,572)	$(133,614)	$(565,186)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69,101)	$120,222
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151,770	155,795
Loss on impairments of real estate and goodwill	8,171	—
Gain on dispositions of real estate	—	(241,400)
Amortization of debt issuance costs	14,067	13,878
(Income) loss from unconsolidated real estate partnerships	(15,346)	6,531
Unrealized (gain) loss on derivative instruments, net	(39,278)	17,285
Write-off of redevelopment costs	5,824	—
Other, net	267	4,903
Net changes in operating assets and operating liabilities	7,726	(10,380)
Net cash provided by operating activities	64,100	66,834
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(7,019)	—
Capital expenditures	(35,477)	(58,880)
Proceeds from dispositions of real estate	73,187	262,810
Proceeds from dispositions of unconsolidated real estate partnerships	21,616	—
Purchase of corporate assets	(2,041)	(6,858)
Other investing activities, net	913	512
Net cash provided by investing activities	51,179	197,584
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	71,720
Principal payments and paydowns of non-recourse property debt	(59,648)	(315,884)
Payment of distributions to General Partner and Special Limited Partner	(172,574)	(189,385)
Payment of distributions to Limited Partners	(7,759)	(8,618)
Payment of distributions to noncontrolling interests	(2,053)	(8,921)
Redemption of common and preferred units	—	(2,861)
Other financing activities, net	(2,551)	(2,780)
Net cash used in financing activities	(244,585)	(456,729)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(129,306)	(192,311)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	372,372	644,459
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$243,066	$452,148

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)
Note 1 — Basis of Presentation and Organization
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT, L.P. (“AIR Operating Partnership” or the “Operating Partnership”), and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The AIR Operating Partnership is managed by its general partner, AIR-GP LLC, a Delaware limited liability company (the "General Partner"). "Special Limited Partner" is defined collectively as Apartment Income REIT LLC, AIR REIT Sub 1, LLC, and AIR REIT Sub 2, LLC, each of which is a Delaware limited liability company and holds a limited partner interest in the Operating Partnership.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Reclassifications
Certain prior period balances have been combined with or reclassified within the condensed consolidated statements of cash flows to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X. Income tax expense and Loss on extinguishment of debt have been combined with Other, net, and (Income) loss from unconsolidated real estate partnerships has been reclassified out of Other, net. These changes have no impact on Net cash provided by operating activities previously reported.
Organization and Business
We focus on the ownership of stabilized multi-family properties located in top markets, including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of June 30, 2026, our portfolio included 67 apartment communities with 24,649 apartment homes, in which we held an average ownership of approximately 83%.

Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units.” As of June 30, 2026, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 153,581,049 common OP Units and equivalents legally outstanding.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2026 and December 31, 2025, the AIR Operating Partnership consolidated four VIEs. Please see Note 11 for further discussion regarding our consolidated VIEs.
Related Party Transactions
The AIR Operating Partnership provides property management, construction management, and corporate services to apartment communities affiliated with Blackstone. In connection with providing these services, AIR incurs property management, construction management, general and administrative, and other expenses. These expenses are recovered from Blackstone-affiliated apartment communities through a combination of contractual property management and construction management fees, as well as direct cost reimbursements.
Contractual property management and construction management fee revenue is reflected within Other revenues in the condensed consolidated statements of operations, as presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Other revenues	$3,550	$578	$4,927	$826
Direct cost reimbursements are reflected as an offset to the related expense line in the condensed consolidated statements of operations, in the amounts presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Property management expenses	$3,164	$—	$3,164	$—
General and administrative expenses	1,083	677	2,766	1,072
Other expense, net	693	—	693	—
Total corporate service reimbursements received	$4,940	$677	$6,623	$1,072
The amounts described in this section reflect that our property management and corporate platforms will generally break even over time as it relates to related-party transactions with our Blackstone affiliates.
As of June 30, 2026 and December 31, 2025, $4.9 million and $2.3 million represents amounts due from affiliates presented within Other assets, net in our condensed consolidated balance sheets, respectively.
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

The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2026	$56,456
Preferred distributions	(2,298)
Redemption of preferred units	(44)
Net income allocated to preferred units	2,295
Balance at June 30, 2026	$56,409
As of June 30, 2026 and December 31, 2025, we had 1,986,635 and 1,988,454 redeemable preferred OP Units issued and outstanding, respectively. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.
Impairment of Real Estate
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
During the three and six months ended June 30, 2026, we evaluated the expected hold period of our apartment communities. Based on the held for sale impairment model, we reduced the carrying value of one apartment community to its estimated fair value and recognized a non-cash loss on impairment of real estate of $2.0 million. During the three months ended June 30, 2026, this property sold for its estimated carrying value.
During the six months ended June 30, 2025, we did not recognize any loss on impairment of real estate.
Goodwill
As of June 30, 2026, goodwill associated with our Same Store operating segment totaled $26.2 million. We perform an impairment test of goodwill annually, or when an interim triggering event occurs, by evaluating qualitative and quantitative factors, if necessary, to determine the likelihood that goodwill may be impaired.
As of June 30, 2026, there are no communities classified within our Other Real Estate segment, as the two remaining communities previously included were reclassified into Same Store, in alignment with our operating segment classification discussed in Note 12. This reclassification represented a triggering event requiring an interim impairment test of goodwill. As a result, we recognized a loss on impairment of goodwill associated with our Other Real Estate segment of $6.1 million during the three and six months ended June 30, 2026.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Accounting Pronouncements Recently Issued
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures," which requires disaggregated information surrounding entity's expenses. The standard is intended to benefit investors by providing more detailed information about the types of expenses in commonly presented expenses captions. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the guidance and its impact to the condensed consolidated financial statements.
Accounting standards that have been issued by the FASB, or other standards-setting bodies, that are not yet effective or discussed above are not expected to have a material impact on our consolidated financial statements upon adoption.
Note 3 — Significant Transactions
Apartment Community Acquisitions
During the three and six months ended June 30, 2026, we acquired seven and fourteen apartment homes, respectively, at an apartment community located in Miami, Florida, for total gross consideration of $3.5 million and $7.0 million, respectively.
During the three and six months ended June 30, 2025, we did not acquire any apartment homes or apartment communities.
Apartment Community Dispositions
During the three and six months ended June 30, 2026, we sold one apartment community, located in Redwood City, California, with 110 apartment homes for gross consideration of $73.9 million. We did not recognize a gain on disposition as its carrying value approximated its fair value.
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
At the end of each reporting period, we evaluate whether any apartment communities meet the criteria to be classified as held for sale. As of June 30, 2026, one apartment community, located in Miami, Florida, met the criteria to be classified as held for sale in the condensed consolidated balance sheets.
Subsequent to June 30, 2026, one apartment community located in San Mateo, California and one community located in Fort Lauderdale, Florida met the criteria to be classified as held for sale in the condensed consolidated balance sheets. We expect to sell the apartment communities located in San Mateo, California, Fort Lauderdale, Florida, and Miami, Florida during the third quarter.

Distributions
The following table presents the cash distributions made from excess partnership cash to holders of record of common OP Units and LTIP units during the three and six months ended June 30, 2026 and 2025 (in thousands, except per unit data):

Distribution Date	Holder of Record Date	Distribution Amount	Distribution Paid Per Unit (1)	Source of Funds
April 29, 2026	April 15, 2026	$29,896	$0.20	Extraordinary funds from financing proceeds
February 23, 2026	February 9, 2026	$45,828	$0.30	Extraordinary funds from financing proceeds
February 12, 2026	January 29,2026	$104,608	$0.69	Extraordinary funds from community dispositions
June 11, 2025	June 5, 2025	$197,974	$1.31	Extraordinary funds from financing proceeds
(1)This represents the distribution paid per common OP unit. Holders of LTIP units are entitled to receive 2% of distributions.
The following table presents the cash distributions made from excess partnership cash to holders of record of common OP Units and LTIP units subsequent to June 30, 2026 (in thousands, except per unit data):

Distribution Date	Holder of Record Date	Distribution Amount	Distribution Paid Per Unit (1)	Source of Funds
July 31, 2026 (2)	July 17, 2026	$83,153	$0.55	Extraordinary funds from community dispositions and financing proceeds
July 31, 2026 (2)	July 17, 2026	$16,500	$0.11	Funds from ordinary income
(1)This represents the distribution paid per common OP unit. Holders of LTIP units are entitled to receive 2% of distributions.
(2)We paid a cash distribution in an aggregate amount of $99.7 million to holders of record of common OP Units and LTIP units, representing a distribution of $0.66 per common OP Unit.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fixed lease income	$172,936	$180,686	$348,594	$365,935
Variable lease income	14,670	14,410	28,110	27,931
Total lease income	$187,606	$195,096	$376,704	$393,866
Generally, our residential leases do not provide extension options and, as of June 30, 2026, have an average remaining term of 7.5 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of June 30, 2026, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2026 (remaining)	$275,551
2027	268,216
2028	47,909
2029	10,705
2030	9,329
Thereafter	22,236
Total	$633,946

Note 5 — Debt
The following table summarizes our total consolidated non-recourse indebtedness as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Fixed-rate property debt due October 2026 to January 2055 (1)	$1,672,817	$1,683,772
Variable-rate property debt due July 2029 to November 2030	4,010,019	4,056,459
Total non-recourse property debt	5,682,836	5,740,231
Debt issuance costs, net of accumulated amortization	(10,883)	(22,731)
Total non-recourse property debt, net	$5,671,953	$5,717,500
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
During the three months ended June 30, 2026, we repaid $48.7 million of variable-rate debt in connection with the disposition of one apartment community. The repayment of debt resulted in a loss on extinguishment of debt of $0.04 million, representing the write-off of deferred financing costs and related fees.
Note 6 — Investment in Unconsolidated Real Estate Partnerships
Unconsolidated Joint Ventures
As of June 30, 2026, we have equity investments in three significant unconsolidated joint ventures: the joint venture with an affiliate of Blackstone Inc. (“Virginia JV”), the joint venture with a global asset manager (“Value-Add JV”), and the joint venture with a global institutional investor (“Core JV”) (collectively, the “Joint Ventures”). We account for these Joint Ventures using the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV (1)	Value-Add JV (2)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR ownership	20%	30%	53%
Outside entities' ownership	80%	70%	47%
Number of apartment communities	1	1	12
Apartment homes	748	443	3,909
(1)On January 20, 2026, the Virginia JV sold an apartment community with 360 apartment homes for gross consideration of $138.1 million, recognizing a gain on the disposition of $40.5 million. On May 21, 2026, the Virginia JV sold an apartment community with 640 apartment homes for gross consideration of $216.2 million, recognizing a gain on the disposition of $60.7 million.
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

	June 30, 2026
	Virginia JV	Value-Add JV	Core JV
Third-party debt (1)	$146,228	$87,506	$890,832
AIR Operating Partnership's investment in balance (2)	$7,701	$28,483	$249,388

	December 31, 2025
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$87,988	$890,925
AIR Operating Partnership's investment in balance (2)	$8,877	$28,767	$255,465
(1)In connection with the sale of two apartment communities, the Virginia JV repaid $248.8 million of third-party debt.

(2)Our investment in balance includes deferred acquisitions costs that are subject to amortization. Our investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $20.0 million related to an immaterial unconsolidated investment as of June 30, 2026, and $21.2 million related to two immaterial unconsolidated investments as of December 31, 2025.
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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Virginia JV (1)	$11,977	$(462)	$19,849	$(1,411)
Value-Add JV	415	(358)	(370)	(784)
Core JV	(2,635)	(2,101)	(4,606)	(4,336)
Total (2)	$9,757	$(2,921)	$14,873	$(6,531)
(1)For the three and six months ended June 30, 2026, the income (loss) from unconsolidated real estate partnerships includes AIR Operating Partnership's proportionate share of the gain on the disposition of real estate in the amount of $12.1 million and $20.2 million, respectively.
(2)For the three and six months ended June 30, 2026, our income (loss) from unconsolidated real estate partnerships in our condensed consolidated statements of operations also includes a $0.5 million gain on disposition related to an immaterial unconsolidated investment that we sold on April 27, 2026.
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

Note 8 — Earnings per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit are as follows (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings per unit
Numerator:
Basic net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$(42,079)	$49,161	$(72,765)	$86,365
Effect of dilutive instruments	—	1,153	—	2,307
Dilutive net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$(42,079)	$50,314	$(72,765)	$88,672

Denominator – units:
Basic weighted-average common units outstanding	151,015	151,100	151,016	152,222
Dilutive common unit equivalents outstanding	—	2,273	—	2,192
Dilutive weighted-average common units outstanding	151,015	153,373	151,016	154,414

Earnings per unit – basic and diluted	$(0.28)	$0.33	$(0.48)	$0.57
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

	As of June 30, 2026				As of December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive-floating	$34,401	$—	$34,401	$—	$(4,519)	$—	$(4,519)	$—
Interest rate caps	$207	$—	$207	$—	$57	$—	$57	$—
Interest rate caps - sold	$(6)	$—	$(6)	$—	$(15)	$—	$(15)	$—
See Note 10 for discussion regarding our derivative activity during the year.

Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of June 30, 2026 and December 31, 2025, due to their relatively short-term nature and high probability of realization. The carrying value of our variable-rate non-recourse property debt, which we classify as Level 2 in the GAAP fair value hierarchy, approximated fair value as of June 30, 2026 and December 31, 2025, as such debt bears interest at floating rates which approximate market rates.
We classify the fair value of our fixed-rate non-recourse property debt, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$1,672,817	$1,596,642	$1,683,772	$1,613,431
Seller financing note receivable, net (1)	$34,750	$35,644	$34,309	$35,973
Preferred equity investment (2)	$25,641	$26,779	$25,052	$27,076
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
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income (loss) and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three and six months ended June 30, 2026, we reclassified gains of $0.8 million and $1.8 million, respectively, out of other comprehensive income (loss) into interest expense. During the three and six months ended June 30, 2025, we reclassified gains of 1.0 million and $2.0 million, respectively. As of June 30, 2026, we estimate that during the next 12 months, we will reclassify into earnings approximately $2.1 million of the unrealized gain in other comprehensive income (loss).
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain (loss) on derivative instruments, net, in our condensed consolidated statements of operations. During the three and six months ended June 30, 2026 and 2025, gain (loss) on derivative instruments, net was $20.3 million, $35.8 million, ($1.9) million and ($15.6) million, respectively.
During the three months ended June 30, 2026, five interest rate swaps with a total notional value of $400.0 million matured.

The following tables summarize our derivative financial instruments (dollars in thousands):

	As of June 30, 2026
	Number of Instruments	Aggregate Notional Amount	Derivative Assets (included in Other assets, net)	Derivative Liabilities (included in Accrued liabilities and other)
			Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	12	$4,750,000	$36,118	$(1,717)
Interest rate caps	7	$4,493,720	$207	$—
Interest rate caps - sold	3	$3,000,000	$—	$(6)

	As of December 31, 2025
	Number of Instruments	Aggregate Notional Amount	Derivative Assets (included in Other assets, net)	Derivative Liabilities (included in Accrued liabilities and other)
			Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	17	$5,150,000	$9,487	$(14,006)
Interest rate caps	7	$4,493,720	$57	$—
Interest rate caps - sold	3	$3,000,000	$—	$(15)
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
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	June 30, 2026	December 31, 2025
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	13	13
Apartment homes in communities owned by VIEs	4,542	4,542

Assets of our consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs’ are summarized in the table below (in thousands):

	June 30, 2026	December 31, 2025
ASSETS:
Net real estate	$818,811	$838,371
Cash and cash equivalents	35,339	15,696
Restricted cash	1,154	1,022
Other assets, net	21,975	20,698
LIABILITIES:
Non-recourse property debt, net	$1,222,768	$1,227,877
Accrued liabilities and other	36,485	34,677
Note 12 — Business Segments
We have two operating segments, Same Store and Other Real Estate, which have been aggregated into one reportable segment, Real Estate Operations. Our Same Store operating segment includes communities that are owned and managed by us, and have reached a stabilized level of operations for at least one year. As of June 30, 2026, there are no communities that meet the classification of Other Real Estate as the previous two communities are now classified within Same Store.
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
As of June 30, 2026, our Real Estate Operations segment included 66 apartment communities with 24,353 apartment homes.
The following tables present the total revenues, property management and operating expenses, proportionate property net operating income (loss), and income (loss) before income tax benefit (expense) of our segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2026 (in thousands):

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended June 30, 2026:
Total revenues	$186,042	$7,889	$193,931
Property management and operating expenses	65,381	5,356	70,737
Other operating expenses not allocated to segments (2)	—	107,330	107,330
Total operating expenses	65,381	112,686	178,067
Proportionate property net operating income (loss)	120,661	(104,797)	15,864
Other items included in income (loss) before income tax benefit (expense) (3)	(6,136)	(49,872)	(56,008)
Income (loss) before income tax benefit (expense)	$114,525	$(154,669)	$(40,144)

	Real Estate Operations	Corporate and Other (1)	Consolidated
Six Months Ended June 30, 2026:
Total revenues	$373,171	$14,442	$387,613
Property management and operating expenses	127,556	13,607	141,163
Other operating expenses not allocated to segments (2)	—	203,891	203,891
Total operating expenses	127,556	217,498	345,054
Proportionate property net operating income (loss)	245,615	(203,056)	42,559
Other items included in income (loss) before income tax benefit (expense) (3)	(6,136)	(105,511)	(111,647)
Income (loss) before income tax benefit (expense)	$239,479	$(308,567)	$(69,088)

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended June 30, 2025:
Total revenues	$182,446	$18,031	$200,477
Property management and operating expenses	63,430	6,684	70,114
Other operating expenses not allocated to segments (2)	—	94,918	94,918
Total operating expenses	63,430	101,602	165,032
Proportionate property net operating income (loss)	119,016	(83,571)	35,445
Other items included in income (loss) before income tax benefit (expense) (3)	—	44,859	44,859
Income (loss) before income tax benefit (expense)	$119,016	$(38,712)	$80,304

	Real Estate Operations	Corporate and Other (1)	Consolidated
Six Months Ended June 30, 2025:
Total revenues	$365,376	$38,573	$403,949
Property management and operating expenses	123,396	17,272	140,668
Other operating expenses not allocated to segments (2)	—	188,557	188,557
Total operating expenses	123,396	205,829	329,225
Proportionate property net operating income (loss)	241,980	(167,256)	74,724
Other items included in income (loss) before income tax benefit (expense) (3)	—	45,762	45,762
Income (loss) before income tax benefit (expense)	$241,980	$(121,494)	$120,486
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
(3)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, loss on impairment of real estate, loss on impairment of goodwill, gain (loss) on derivative instruments, net, and income (loss) from unconsolidated real estate partnerships.

Property management and operating expenses are comprised of operating expenses, property management expenses charged to the properties, real estate taxes, insurance, and ground lease expense. The following table presents total property management and operating expenses, by type, that has been allocated to our Real Estate Operations segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2026 (in thousands):

	Real Estate Operations
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses (1)	$34,706	$32,875	$66,949	$62,661
Property management expense	5,179	5,192	10,393	10,140
Real estate taxes	18,749	18,772	37,092	37,451
Insurance	5,045	4,910	9,718	9,781
Ground lease expense	1,702	1,681	3,404	3,363
Property management and operating expenses	$65,381	$63,430	$127,556	$123,396
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q ("report") contains information that is forward-looking, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding dispositions and the use of proceeds thereof; the availability and cost of debt; our ability to comply with debt covenants; the payment of distributions in the future; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and are subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: our dependence on, and relationship with, Blackstone Inc. and its affiliates, which may have interests that conflict with ours; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, immigration, recession, and trade policies; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of the AIR Operating Partnership to hire and retain key personnel; the AIR Operating Partnership’s ability to maintain current or meet projected occupancy, rental rate, and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; our ability to fund future distributions; the risk that earnings may not be sufficient to maintain compliance with debt covenants; our net asset value ("NAV") calculations; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR Operating Partnership; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties are described in this report, as well as the section entitled “Risk Factors” in Item 1A of the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent filings with the Securities and Exchange Commission ("SEC").
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
Executive Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of June 30, 2026, our portfolio included 67 apartment communities with 24,649 apartment homes, in which we held an average ownership of approximately 83%.

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
Financial Highlights
Net loss attributable to our common unitholders per unit, on a dilutive basis, was ($0.28) for the three months ended June 30, 2026, which reflects a decrease from net income of $0.33 for the three months ended June 30, 2025, due primarily to:
•Gains on dispositions of real estate in the prior year;
•Loss on impairment of real estate and goodwill in the current year; and
•Write-off of costs associated with abandoned redevelopment projects; partially offset by
•Increased unrealized gains on derivative instruments;
•Increased property NOI within Real Estate Operations driven by increased residential rental rates, offset by lower Average Daily Occupancy ("ADO"); and
•Increase in income from unconsolidated real estate partnerships due to gains associated with the disposition of two apartment communities in the Virginia JV.
Results of Operations for the Three and Six Months Ended June 30, 2026, Compared to 2025
Real Estate Operations
Real Estate Operations includes proportionate property NOI for two business segments: Same Store and Other Real Estate. There are currently no properties in our Other Real Estate business segment. See Note 12 to the condensed consolidated financial statements included in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.
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
In 2026, we continued to focus on maximizing value creation by prioritizing higher rental rates aligned with the acceleration of seasonal demand. As part of this strategy, we intentionally accepted a lower ADO compared to the three and six months ended June 30, 2025. This strategic pivot drove an improvement in the proportionate property NOI relative to the comparable period in 2025.
For the three months ended June 30, 2026, compared to 2025, our proportionate property NOI increased by $1.6 million, or 1.4%. Within proportionate property NOI, revenues increased by $3.6 million, or 2.0%, primarily attributable to a 1.2% increase in residential net rental income driven by a 1.4% increase in residential rents, offset partially by a 0.2% decrease in ADO. The remaining revenue growth was attributable to increased utility reimbursements and growth in ancillary revenues. Property management and operating expenses increased by $2.0 million, or 3.1%, primarily attributable to higher utility, personnel, and renters insurance expenses.

For the six months ended June 30, 2026, compared to 2025, our proportionate property NOI increased by $3.6 million, or 1.5%. Within proportionate property NOI, revenues increased by $7.8 million, or 2.1%, primarily attributable to a 1.2% increase in residential net rental income driven by a 1.7% increase in residential rents, offset partially by a 0.5% decrease in ADO. The remaining revenue growth was attributable to increased utility reimbursements and growth in ancillary revenues. Property management and operating expenses increased by $4.2 million, or 3.4%, primarily attributable to higher utility, personnel, renters insurance, and property management expenses.
Corporate & Other
Total Income (loss) before income tax benefit (expense) for Corporate and Other contains the results from our apartment communities sold or held for sale, which we do not allocate to our operating segments for purposes of evaluating performance. Also included in Corporate and Other are third-party property management revenues, the financial impacts of any casualty losses, indirect offsite costs associated with property general and administrative expenses, total company depreciation and amortization, and interest expense and income.
Total revenues and property management and operating expenses
Operating income includes property management revenue, the results of apartment communities sold or held for sale, corporate property management expenses, and indirect offsite costs.
For the three and six months ended June 30, 2026, compared to 2025, non-segment real estate operations decreased by $9.9 million and $22.3 million, respectively, due primarily to a reduction in NOI from sold properties and an increase in small casualty claims.
Other expenses, net
Other expenses, net, includes legal costs, partnership administration expenses, ground lease expense, political contributions, and certain non-recurring items.
For the three and six months ended June 30, 2026, compared to 2025, other expenses, net increased by $14.6 million and $19.3 million, respectively, due primarily to the write-off of costs associated with abandoned redevelopment projects, increased legal costs, political contributions, and certain other non-recurring costs associated with expanding property management services, which will drive increased revenue in the future or which costs are generally reimbursed to AIR.
Interest income
For the three and six months ended June 30, 2026, compared to 2025, interest income decreased by $3.3 million and $6.0 million, respectively, due primarily to lower funds held in short-term liquid investments.
Interest expense
For the three and six months ended June 30, 2026, compared to 2025, interest expense decreased by $10.3 million and $22.9 million, respectively, due primarily to a decrease in property-level debt attributable to communities sold during 2025 and lower interest rates on outstanding variable-rate debt in 2026 compared to 2025.
Gain on dispositions of real estate
During the three and six months ended June 30, 2026, we did not recognize any gains on dispositions of real estate as one apartment community was sold at its carrying value.
During the three and six months ended June 30, 2025, we recognized $135.9 million and $241.4 million, respectively, of gain on dispositions of real estate due primarily to the sale of two and five apartment communities, respectively.
Loss on impairment of real estate
During the three and six months ended June 30, 2026, we recognized $2.0 million of loss on impairment of real estate due to the evaluation of the expected hold period and likelihood of sale of one apartment community, which resulted in the reduction of the carrying value to its estimated fair value. The apartment community was sold at its carrying value during the three months ended June 30, 2026.

Loss on impairment of goodwill
During the three and six months ended June 30, 2026, we recognized $6.1 million of loss on impairment of goodwill related to our Other Real Estate operating segment. As of June 30, 2026, there are no communities classified within Other Real Estate, as the two remaining communities previously included were reclassified to Same Store. As a result, the goodwill assigned to Other Real Estate was determined to be fully impaired.
Gain (loss) on derivative instruments, net
During the three months ended June 30, 2026, compared to 2025, we recognized $20.3 million of gains and $1.9 million of losses, respectively, on derivative instruments due primarily to the mark-to-market valuation changes in interest rate swaps and interest rate caps, net during the period.
During the six months ended June 30, 2026, compared to 2025, we recognized $35.8 million of gains and $15.6 million of losses, respectively, on derivative instruments due primarily to the mark-to-market valuation changes in interest rate swaps and interest rate caps, net during the period.
Income (loss) from unconsolidated real estate partnerships
For the three months ended June 30, 2026, compared to 2025, income (loss) from unconsolidated real estate partnerships increased by $13.2 million, due primarily to the gain on the disposition of one apartment community in the Virginia JV in May 2026.
For the six months ended June 30, 2026, compared to 2025, income (loss) from unconsolidated real estate partnerships increased by $21.9 million, due primarily to the gain on the disposition of two apartment communities in the Virginia JV in January 2026 and May 2026.
Net Asset Value
The NAV of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate based on the valuation policy furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024.
During the quarter ended June 30, 2026, the NAV of the common OP Units for purposes of redemption, as adjusted for special distributions was $30.17. As of June 30, 2026, the NAV of the common OP Units for purposes of redemption was determined to be $30.19 per common OP Unit, which will be the basis for the NAV through the quarter ending September 30, 2026, adjusted for any distributions or material changes.
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
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of June 30, 2026, our cash and cash equivalents and restricted cash was $243.1 million.

Subsequent to June 30, 2026, we paid distributions to holders of record of common OP Units and LTIP units in the amount of $99.7 million, refer to Note 3 to the condensed consolidated financial statements in Item 1.
As of June 30, 2026, one apartment community was classified as held for sale and is expected to close in the third quarter of 2026 for gross consideration of $202.0 million. As part of the sale, $137.4 million of variable-rate property debt will be repaid.
Subsequent to June 30, 2026, two additional apartment communities were classified as held for sale and are expected to close in the third quarter of 2026 for total gross consideration of $365.8 million. As part of the sales, $243.7 million of variable-rate property debt will be repaid. See Note 3 to the condensed consolidated financial statements in Item 1 for further discussion of significant transactions subsequent to quarter-end.
After considering the July distribution and third-quarter 2026 apartment community sales, our remaining cash on hand, without consideration for additional operating cash flows, would be $330.0 million.
We have $199.2 million remaining in outstanding non-recourse property debt maturing through the fourth quarter of 2027. Based on current market conditions, we expect to refinance the maturing debt with new non-recourse property debt; however, if unforeseen market conditions occur, we expect to have sufficient cash and cash equivalents on hand, as a result of proceeds from dispositions of apartment communities, to repay all debt with a maturity date through the fourth quarter of 2027.
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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. As of June 30, 2026, the weighted-average remaining term to maturity for our total leverage, inclusive of extension options, was 3.9 years with a weighted-average interest rate of 5.8%, after consideration of our interest rate swaps and interest rate caps.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities was $64.1 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, derivative activity, and changes in working capital items. Cash provided by operating activities for the six months ended June 30, 2026, decreased $2.7 million compared to the same period in 2025, due primarily to a reduction in NOI from sold properties and higher legal expenses.
Investing Activities
For the six months ended June 30, 2026, our net cash provided by investing activities of $51.2 million consisted primarily of proceeds from the dispositions of real estate and unconsolidated real estate partnerships, partially offset by capital expenditures.
For the six months ended June 30, 2025, our net cash provided by investing activities of $197.6 million consisted primarily of proceeds from dispositions of real estate, partially offset by capital expenditures.
Capital expenditures totaled $35.5 million and $58.9 million during the six months ended June 30, 2026 and 2025, respectively. Of these amounts, expenditures anticipated to increase our rental revenues, which include kitchen and bath remodeling and investments in more durable, longer-lived materials, were $13.6 million and $26.5 million, respectively.

Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities of $244.6 million consisted primarily of payments of distributions to the holders of common OP Units, and principal payments and paydowns of non-recourse property debt.
For the six months ended June 30, 2025, net cash used in financing activities of $456.7 million consisted primarily of principal payments and paydowns of non-recourse property debt and payments of distributions to holders of common OP Units, partially offset by proceeds from non-recourse property debt.
Future Capital Needs
We expect to fund any future debt maturities and other capital spending principally with proceeds from apartment community sales, additional borrowings, operating cash flows, and funding from our General Partner and Special Limited Partner. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for the next 12 months.
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
As of June 30, 2026, on a consolidated basis, we had $1.7 billion of non-recourse fixed-rate property debt and $4.0 billion of non-recourse variable-rate property debt outstanding. As of June 30, 2026, all outstanding variable-rate property debt was economically hedged by interest rate swaps and interest rate caps. These derivative instruments reduce or cap the entirety of our variable-rate exposure at a weighted-average rate of 6.7%. As of June 30, 2026, the capped rate on our interest rate caps is above the prevailing market rate.
After consideration of all outstanding interest rate swaps and our interest rate caps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase net income (loss) by $10.1 million or ($8.1) million, respectively, on an annual basis.
As of June 30, 2026, we had $243.1 million of cash and cash equivalents and restricted cash, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest income by $1.6 million on an annual basis.
After consideration of the interest rate swaps, interest rate caps, and cash and cash equivalents and restricted cash described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase net income (loss) by $8.5 million or ($6.5) million, respectively, on an annual basis.
We estimate the fair value of debt instruments as described in Note 9 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $5.6 billion as of June 30, 2026.
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

Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Commitments and Contingencies” in Note 7 of the condensed consolidated financial statements, included in Part I, Item 1 of this report, is incorporated herein by reference.
ITEM 1A. RISK FACTORS
As of the date of this report, there have been no material changes from the risk factors in the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue any unregistered OP units during the three months ended June 30, 2026.
Repurchases of Equity Securities
The Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
April 1 - April 30, 2026	622	$30.83	N/A	N/A
May 1 - May 31, 2026 (2)	1,278	$30.63	N/A	N/A
June 1 - June 30, 2026	2,650	$30.17	N/A	N/A
Total	4,550	$30.39
(1)The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, we have no publicly announced plans or programs of repurchase.
(2)After consideration of the April 2026 distribution, the average price paid per unit equates to AIR Operating Partnership's net asset value of $30.83 during the redemption period.
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

101
The following materials from the AIR Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of partners’ capital (deficit); (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: August 12, 2026