Form 10-Q
period 2026-09-30
Apartment Income REIT, L.P.
filed 2026-11-12
CIK 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 4, 2026, the registrant had 1,476 holders of record of common OP Units outstanding.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Buildings and improvements	$5,678,400	$6,126,780
Land	1,060,040	1,179,653
Total real estate	6,738,440	7,306,433
Accumulated depreciation	(2,568,130)	(2,499,663)
Net real estate	4,170,310	4,806,770
Cash and cash equivalents	161,485	346,310
Restricted cash	26,354	26,062
Investment in unconsolidated real estate partnerships	301,179	314,297
Goodwill	26,151	32,286
Other assets, net	310,915	230,376
Assets held for sale	150,365	—
Total assets	$5,146,759	$5,756,101

LIABILITIES AND PARTNERS’ DEFICIT
Non-recourse property debt, net	$5,447,579	$5,717,500
Accrued liabilities and other	317,075	291,577
Total liabilities	5,764,654	6,009,077

Commitments and contingencies (Note 7)

Redeemable preferred units	56,409	56,456

Partners’ deficit:
General Partner and Special Limited Partner	(643,138)	(295,007)
Limited Partners	103,082	118,505
Partners’ capital attributable to the AIR Operating Partnership	(540,056)	(176,502)
Noncontrolling interests in consolidated real estate partnerships	(134,248)	(132,930)
Total partners’ deficit	(674,304)	(309,432)
Total liabilities, redeemable preferred units, and partners’ deficit	$5,146,759	$5,756,101
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Rental and other property revenues	$182,373	$188,393	$559,551	$582,722
Other revenues	8,212	5,161	18,647	14,781
Total revenues	190,585	193,554	578,198	597,503

EXPENSES
Property operating expenses	61,456	63,790	184,198	186,220
Property management expenses	10,889	8,099	29,310	26,337
Depreciation and amortization	72,185	78,879	223,955	234,674
General and administrative expenses	9,024	8,986	24,900	24,821
Other expenses, net	22,293	10,757	58,538	27,684
	175,847	170,511	520,901	499,736

Interest income	2,757	5,231	11,366	19,798
Interest expense	(78,625)	(93,073)	(241,809)	(279,158)
Loss on extinguishment of debt	(6)	—	(42)	(2,030)
Gain on dispositions of real estate	151,174	—	151,174	241,400
Loss on impairment of real estate	—	—	(2,035)	—
Loss on impairment of goodwill	—	—	(6,136)	—
Gain (loss) on derivative instruments, net	41,854	7,399	77,643	(8,160)
Income (loss) from unconsolidated real estate partnerships	(3,613)	(4,456)	11,733	(10,987)
Income (loss) before income tax benefit (expense)	128,279	(61,856)	59,191	58,630
Income tax benefit (expense)	(306)	277	(319)	13
Net income (loss)	127,973	(61,579)	58,872	58,643
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(393)	(471)	(1,762)	(32,021)
Net income (loss) attributable to the AIR Operating Partnership	127,580	(62,050)	57,110	26,622
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(1,146)	(1,152)	(3,441)	(3,459)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$126,434	$(63,202)	$53,669	$23,163

Net income (loss) attributable to the AIR Operating Partnership’s common unitholders per unit – basic	$0.84	$(0.42)	$0.36	$0.15
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders per unit – diluted	$0.83	$(0.42)	$0.35	$0.15

Weighted-average common units outstanding – basic	151,009	151,075	151,014	151,840
Weighted-average common units outstanding – diluted	153,613	151,075	151,577	152,115
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$127,973	$(61,579)	$58,872	$58,643
Reclassification of interest rate derivative gain to net income (loss)	(579)	(1,018)	(2,343)	(3,020)
Comprehensive income (loss)	127,394	(62,597)	56,529	55,623
Comprehensive income attributable to noncontrolling interests	(393)	(471)	(1,762)	(32,021)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$127,001	$(63,068)	$54,767	$23,602
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
For the Three Months Ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital (Deficit)
Balances as of June 30, 2025	$(236,174)	$121,346	$(114,828)	$(75,132)	$(189,960)
Redemption of common partnership units	—	(1,168)	(1,168)	—	(1,168)
Effect of changes in ownership of consolidated entities	(1,086)	1,086	—	—	—
Other comprehensive loss	(974)	(44)	(1,018)	—	(1,018)
Net income (loss)	(58,881)	(4,321)	(63,202)	471	(62,731)
Distributions to noncontrolling interests	—	—	—	(47,994)	(47,994)
Other, net	5	(1)	4	—	4
Balances at September 30, 2025	$(297,110)	$116,898	$(180,212)	$(122,655)	$(302,867)

Balances at June 30, 2026	$(538,841)	$107,269	$(431,572)	$(133,614)	$(565,186)
Redemption of common partnership units	—	(150)	(150)	—	(150)
Effect of changes in ownership of consolidated entities	(209)	209	—	—	—
Other comprehensive loss	(554)	(25)	(579)	—	(579)
Net income (loss)	120,594	5,840	126,434	393	126,827
Distributions to common unitholders	(224,124)	(10,061)	(234,185)	—	(234,185)
Distributions to noncontrolling interests	—	—	—	(1,027)	(1,027)
Other, net	(4)	—	(4)	—	(4)
Balances at September 30, 2026	$(643,138)	$103,082	$(540,056)	$(134,248)	$(674,304)

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
For the Nine Months Ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital (Deficit)
Balances at December 31, 2024	$(61,484)	$126,848	$65,364	$(97,655)	$(32,291)
Redemption of common partnership units	—	(67,735)	(67,735)	—	(67,735)
Effect of changes in ownership of consolidated entities	(66,153)	66,153	—	—	—
Other comprehensive loss	(2,869)	(151)	(3,020)	—	(3,020)
Net income (loss)	22,761	402	23,163	32,021	55,184
Distributions to common unitholders	(189,385)	(8,618)	(198,003)	—	(198,003)
Distributions to noncontrolling interests	—	—	—	(56,915)	(56,915)
Other, net	20	(1)	19	(106)	(87)
Balances at September 30, 2025	$(297,110)	$116,898	$(180,212)	$(122,655)	$(302,867)

Balances at December 31, 2025	$(295,007)	$118,505	$(176,502)	$(132,930)	$(309,432)
Redemption of common partnership units	—	(347)	(347)	—	(347)
Effect of changes in ownership of consolidated entities	(359)	359	—	—	—
Other comprehensive loss	(2,243)	(100)	(2,343)	—	(2,343)
Net income (loss)	51,184	2,485	53,669	1,762	55,431
Distributions to common unitholders	(396,697)	(17,820)	(414,517)	—	(414,517)
Distributions to noncontrolling interests	—	—	—	(3,080)	(3,080)
Other, net	(16)	—	(16)	—	(16)
Balances at September 30, 2026	$(643,138)	$103,082	$(540,056)	$(134,248)	$(674,304)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58,872	$58,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	223,955	234,674
Loss on impairments of real estate and goodwill	8,171	—
Gain on dispositions of real estate	(151,174)	(241,400)
Amortization of debt issuance costs	17,951	21,123
(Income) loss from unconsolidated real estate partnerships	(11,733)	10,987
Unrealized (gain) loss on derivative instruments, net	(81,599)	10,540
Write-off of redevelopment costs	5,824	—
Other, net	11,865	6,322
Net changes in operating assets and operating liabilities	9,158	6,952
Net cash provided by operating activities	91,290	107,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(10,899)	—
Capital expenditures	(53,185)	(93,114)
Proceeds from dispositions of real estate	478,101	262,810
Proceeds from dispositions of unconsolidated real estate partnerships	21,616	—
Other investing activities, net	(2,103)	(7,367)
Net cash provided by investing activities	433,530	162,329
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	214,400	313,420
Principal payments, repayments, and paydowns of non-recourse property debt	(499,750)	(521,513)
Payment of distributions to General Partner and Special Limited Partner	(396,697)	(189,385)
Payment of distributions to Limited Partners	(17,820)	(8,618)
Payment of distributions to noncontrolling interests	(3,080)	(56,915)
Other financing activities, net	(6,406)	(10,973)
Net cash used in financing activities	(709,353)	(473,984)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(184,533)	(203,814)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	372,372	644,459
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$187,839	$440,645

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
Note 1 — Basis of Presentation and Organization
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT, L.P. (“AIR Operating Partnership” or the “Operating Partnership”), and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The AIR Operating Partnership is managed by its general partner, AIR-GP LLC, a Delaware limited liability company (the “General Partner”). “Special Limited Partner” is defined collectively as Apartment Income REIT LLC, AIR REIT Sub 1, LLC, and AIR REIT Sub 2, LLC, each of which is a Delaware limited liability company and holds a limited partner interest in the Operating Partnership.
As used herein, except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in partnerships consolidated by AIR Operating Partnership that are held by third parties are reflected in AIR Operating Partnership’s accompanying condensed consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships. Net income (loss) and other comprehensive income (loss) are allocated to each partner’s capital (deficit) account.
Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR Operating Partnership and its consolidated subsidiaries, collectively.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Reclassifications
Certain prior period balances have been combined with or reclassified within the condensed consolidated statements of cash flows to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X. Loss on extinguishment of debt has been combined with Other, net, and (Income) loss from unconsolidated real estate partnerships has been reclassified out of Other, net. Redemption of common and preferred OP units has been combined with Other financing activities, net. These changes had no impact on Net cash provided by operating activities and Net cash used in financing activities previously reported.
Organization and Business
We focus on the ownership of stabilized multi-family properties located in top markets, including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of September 30, 2026, our portfolio included 65 apartment communities with 23,943 apartment homes, in which we held an average ownership of approximately 82%.

Interests held by the General Partner and Special Limited Partner, and other limited partners in the AIR Operating Partnership are referred to as OP Units. OP Units include common partnership units (inclusive of Class I High Performance Partnership Units), which we refer to as “common OP Units,” as well as preferred partnership units, which we refer to as “preferred OP Units.” As of September 30, 2026, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 153,573,540 common OP Units and equivalents legally outstanding.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2026 and December 31, 2025, we consolidated four VIEs. Please see Note 11 for further discussion regarding our consolidated VIEs.
Related Party Transactions
The AIR Operating Partnership provides property management, construction management, and corporate services to apartment communities affiliated with Blackstone Inc. (“Blackstone”). In connection with providing these services, AIR incurs property management, construction management, general and administrative, and other expenses. These expenses are recovered from Blackstone-affiliated apartment communities through a combination of contractual property management and construction management fees, as well as direct cost reimbursements.
Contractual property management and construction management fee revenue is reflected within Other revenues in the condensed consolidated statements of operations, as presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Other revenues	$6,005	$705	$10,932	$1,531
Direct cost reimbursements are reflected as an offset to the related expense line in the condensed consolidated statements of operations, in the amounts presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Property management expenses	$3,713	$—	$6,877	$—
General and administrative expenses	2,738	408	5,504	1,480
Other expense, net	1,774	—	2,467	—
Total direct cost reimbursements received	$8,225	$408	$14,848	$1,480
The amounts described in this section reflect that our property management and corporate platforms will generally break even over time as it relates to related-party transactions with our Blackstone affiliates.
As of September 30, 2026 and December 31, 2025, we had $10.1 million and $2.3 million, respectively, of amounts due from affiliates, which is presented within Other assets, net in our condensed consolidated balance sheets.
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

The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value and accrued distributions (in thousands):

Balance at January 1, 2026	$56,456
Preferred distributions	(3,444)
Redemption of preferred units	(44)
Net income allocated to preferred units	3,441
Balance at September 30, 2026	$56,409
As of September 30, 2026 and December 31, 2025, we had 1,986,635 and 1,988,454 redeemable preferred OP Units issued and outstanding, respectively. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.
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
During the nine months ended September 30, 2026, we evaluated the expected hold period of our apartment communities. Based on the held for sale impairment model, during the three months ended June 30, 2026, we reduced the carrying value of one apartment community to its estimated fair value and recognized a non-cash loss on impairment of real estate of $2.0 million. During the three months ended June 30, 2026, this property sold for its estimated carrying value.
During the nine months ended September 30, 2025, we did not recognize any loss on impairment of real estate.
Goodwill
As of September 30, 2026, goodwill associated with our Same Store operating segment totaled $26.2 million. We perform an impairment test of goodwill annually, or when an interim triggering event occurs, by evaluating qualitative and quantitative factors, if necessary, to determine the likelihood that goodwill may be impaired.
As of September 30, 2026, there were no communities classified within our Other Real Estate segment, as the two remaining communities previously included were reclassified into Same Store during nine months ended September 30, 2026, in alignment with our operating segment classification discussed in Note 12. This reclassification represented a triggering event requiring an interim impairment test of goodwill. As a result, we recognized a loss on impairment of goodwill associated with our Other Real Estate segment of $6.1 million during the nine months ended September 30, 2026.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Accounting Pronouncements Recently Issued
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures.” The standard is intended to benefit investors by providing more detailed information about the types of expenses within commonly presented expense captions. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the guidance and its impact to the condensed consolidated financial statements.
Accounting standards that have been issued by the FASB, or other standards-setting bodies, that are not yet effective or discussed above are not expected to have a material impact on our consolidated financial statements upon adoption.
Note 3 — Significant Transactions
Apartment Community Acquisitions
During the three and nine months ended September 30, 2026, we acquired eight and 22 apartment homes, respectively, at an apartment community located in Miami, Florida, for total gross consideration of $3.9 million and $10.9 million, respectively.
During the three and nine months ended September 30, 2025, we did not acquire any apartment homes or apartment communities.
Apartment Community Dispositions
The following table presents the apartment community dispositions completed during the three and nine months ended September 30, 2026 and 2025 (in millions, except apartment homes data):

Period of Disposition	Location	Apartment Homes	Gross Consideration	Gain on Dispositions of Real Estate
Q3 2026	Miami, FL	296	$202.0	$12.7
Q3 2026	San Mateo, CA	418	$208.5	$138.2
Q2 2026 (1)	Redwood City, CA	110	$73.9	$—
Q2 2025	Minneapolis, MN	332	$103.3	$62.6
Q2 2025 (2)	San Jose, CA	324	$180.0	$72.9
Q1 2025 (3)	Boston, MA	44	$19.5	$7.7
Q1 2025 (3)	San Diego, CA	53	$56.7	$25.2
Q1 2025 (3)	Denver, CO	221	$79.6	$73.0
(1)We did not recognize a gain on disposition as the carrying value of the apartment community approximated its fair value.
(2)The gross consideration includes the assumption of $107.3 million of non-recourse property debt. The apartment community was included in our consolidated joint venture with a passive institutional investor, which is now comprised of 11 apartment communities located in California.
(3)We sold three apartment communities to a limited partner in the Operating Partnership for gross consideration of $155.8 million, comprised of the redemption of 2,521,132 common OP Units valued at $25.62 per unit, and $91.2 million in cash proceeds. In connection with the sale, we repaid $129.3 million of variable-rate property debt.
At the end of each reporting period, we evaluate whether any apartment communities meet the criteria to be classified as held for sale. As of September 30, 2026, one apartment community, located in Fort Lauderdale, Florida, met the criteria to be classified as held for sale in the condensed consolidated balance sheets. We expect to sell the apartment community during the first quarter of 2027.

Distributions
The following table presents the cash distributions made from excess partnership cash to holders of record of common OP Units and LTIP Units during the three and nine months ended September 30, 2026 and 2025 (in thousands, except per unit data):

Distribution Date	Holder of Record Date	Distribution Amount	Distribution Paid Per Unit (1)	Source of Funds
September 17, 2026	September 2, 2026	$134,532	$0.89	Extraordinary funds from community dispositions and financing proceeds
July 31, 2026 (2)	July 17, 2026	$83,153	$0.55	Extraordinary funds from community dispositions and financing proceeds
July 31, 2026 (2)	July 17, 2026	$16,500	$0.11	Funds from ordinary income
April 29, 2026	April 15, 2026	$29,896	$0.20	Extraordinary funds from financing proceeds
February 23, 2026	February 9, 2026	$45,828	$0.30	Extraordinary funds from financing proceeds
February 12, 2026	January 29,2026	$104,608	$0.69	Extraordinary funds from community dispositions
June 11, 2025	June 5, 2025	$197,974	$1.31	Extraordinary funds from financing proceeds
(1)This represents the distribution paid per common OP unit. Holders of LTIP units are entitled to receive 2% of distributions.
(2)We paid a cash distribution in an aggregate amount of $99.7 million to holders of record of common OP Units and LTIP units, representing a distribution of $0.66 per common OP Unit.
Subsequent to September 30, 2026, we declared a cash distribution from excess partnership cash attributed to financing proceeds in an aggregate amount of $99.2 million to holders of common OP Units and LTIP Units as of the close of business on November 6, 2026, representing a distribution of $0.66 per common OP Unit.
Other Transactions
Subsequent to September 30, 2026, a limited partner in the Operating Partnership converted 1,654,656 LTIP II Units to 542,430 common OP Units. Following the conversion, the limited partner redeemed the common OP Units received in the conversion for a gross amount of $15.9 million at $29.30 per unit, which represents the NAV per common OP Unit of $30.19 after consideration of the September 2026 distribution.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fixed lease income	$167,854	$173,706	$516,448	$539,641
Variable lease income	14,070	14,211	42,180	42,142
Total lease income	$181,924	$187,917	$558,628	$581,783

Generally, our residential leases do not provide extension options and, as of September 30, 2026, have an average remaining term of 9.8 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of September 30, 2026, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2026 (remaining)	$152,668
2027	347,989
2028	60,744
2029	10,428
2030	9,050
Thereafter	20,134
Total	$601,013
Note 5 — Debt
The following table summarizes our total non-recourse indebtedness as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Fixed-rate property debt due June 2027 to January 2055 (1)	$1,520,722	$1,683,772
Variable-rate property debt due July 2029 to October 2031	3,936,947	4,056,459
Total non-recourse property debt	5,457,669	5,740,231
Debt issuance costs, net of accumulated amortization	(10,090)	(22,731)
Total non-recourse property debt, net	$5,447,579	$5,717,500
(1)The stated rates on our fixed-rate property debt are between 2.7% to 7.1%.
During the nine months ended September 30, 2026, we repaid $321.3 million of variable-rate debt in connection with the disposition of three apartment communities. The repayment of debt resulted in a loss on extinguishment of debt of $0.04 million, representing the write-off of deferred financing costs and related fees.
During the three months ended September 30, 2026, $162.0 million of fixed-rate property debt was refinanced to $199.0 million of variable-rate property debt. The variable interest rate is equal to one-month term SOFR, plus a margin rate of 1.40%, for an initial rate of 5.30%. Additionally, we placed $15.4 million of fixed-rate property debt secured by one property, which matures in June 2030, bearing interest at 7.14%. The debt refinanced and placed during the three months ended September 30, 2026 is included in our consolidated joint venture with a passive institutional investor.
Subsequent to September 30, 2026, we placed and refinanced the following debt instruments:
•$18.2 million of fixed-rate property debt secured by two properties was placed, which matures in May 2032, bearing interest at 7.74%. This debt is included in our consolidated joint venture with a passive institutional investor.
•$3.1 billion of variable-rate property debt was refinanced to $3.3 billion of variable-rate property debt. The variable interest rate is equal to one-month term SOFR, plus a margin rate of 2.04%, for an initial rate of 5.95%.
•$102.5 million of variable-rate property debt was refinanced to $97.7 million of variable-rate property debt. The variable interest rate is equal to one-month term SOFR, plus a margin rate of 1.75%, for an initial rate of 5.66%.

Note 6 — Investment in Unconsolidated Real Estate Partnerships
Unconsolidated Joint Ventures
As of September 30, 2026, we have equity investments in three significant unconsolidated joint ventures: the joint venture with an affiliate of Blackstone (“Virginia JV”), the joint venture with a global asset manager (“Value-Add JV”), and the joint venture with a global institutional investor (“Core JV”) (collectively, the “Joint Ventures”). We account for these Joint Ventures using the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV (1)	Value-Add JV (2)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR ownership	20%	30%	53%
Outside entities’ ownership	80%	70%	47%
Number of apartment communities	1	1	12
Apartment homes	748	443	3,909
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
The carrying value of our investment in each Joint Venture is included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets. Our exposure to the obligations of the Joint Ventures is limited to the carrying value of the limited partnership interests and our interest of the Joint Ventures’ non-recourse liabilities. The following tables summarize certain relevant information with respect to our investments in unconsolidated Joint Ventures (in thousands):

	September 30, 2026
	Virginia JV	Value-Add JV	Core JV
Third-party debt (1)	$146,228	$87,271	$890,783
AIR Operating Partnership’s investment in balance (2)	$6,904	$27,748	$246,529

	December 31, 2025
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$87,988	$890,925
AIR Operating Partnership’s investment in balance (2)	$8,877	$28,767	$255,465
(1)During the nine months ended September 30, 2026, the Virginia JV repaid $248.8 million of third-party debt in connection with the sale of two apartment communities.
(2)Our investment in balance includes deferred acquisitions costs that are subject to amortization. Our investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $20.0 million related to an immaterial unconsolidated investment as of September 30, 2026, and $21.2 million related to two immaterial unconsolidated investments as of December 31, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Virginia JV (1)	$(337)	$(971)	$19,512	$(2,382)
Value-Add JV	(776)	(680)	(1,146)	(1,464)
Core JV	(2,551)	(2,805)	(7,157)	(7,141)
Total (2)	$(3,664)	$(4,456)	$11,209	$(10,987)
(1)For the nine months ended September 30, 2026, the income (loss) from unconsolidated real estate partnerships includes AIR Operating Partnership’s proportionate share of the gain on the disposition of real estate in the amount of $20.2 million.
(2)For the three and nine months ended September 30, 2026, our income (loss) from unconsolidated real estate partnerships in our condensed consolidated statements of operations also includes a $0.05 million and $0.5 million gain on disposition, respectively, related to an immaterial unconsolidated investment that we sold on April 27, 2026.
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

Note 8 — Earnings per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per unit are as follows (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings per unit
Numerator:
Basic net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$126,434	$(63,202)	$53,669	$23,163
Effect of dilutive instruments	1,146	—	—	—
Dilutive net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$127,580	$(63,202)	$53,669	$23,163

Denominator – units:
Basic weighted-average common units outstanding	151,009	151,075	151,014	151,840
Dilutive common unit equivalents outstanding	2,604	—	563	275
Dilutive weighted-average common units outstanding	153,613	151,075	151,577	152,115

Earnings per unit – basic	$0.84	$(0.42)	$0.36	$0.15
Earnings per unit – diluted	$0.83	$(0.42)	$0.35	$0.15
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

	As of September 30, 2026				As of December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive-floating	$77,448	$—	$77,448	$—	$(4,519)	$—	$(4,519)	$—
Interest rate caps	$5,792	$—	$5,792	$—	$57	$—	$57	$—
Interest rate caps - sold	$(4,634)	$—	$(4,634)	$—	$(15)	$—	$(15)	$—
See Note 10 for discussion regarding our derivative activity during the year.

Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of September 30, 2026 and December 31, 2025, due to their relatively short-term nature and high probability of realization. The carrying value of our variable-rate non-recourse property debt, which we classify as Level 2 in the GAAP fair value hierarchy, approximated fair value as of September 30, 2026 and December 31, 2025, as such debt bears interest at floating rates which approximate market rates.
We classify the fair value of our fixed-rate non-recourse property debt, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate non-recourse property debt	$1,520,722	$1,416,976	$1,683,772	$1,613,431
Seller financing note receivable, net (1)	$34,964	$34,073	$34,309	$35,973
Preferred equity investment (2)	$25,936	$26,938	$25,052	$27,076
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
Changes in fair value of derivatives designated as cash flow hedges are recognized in other comprehensive income (loss) and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three and nine months ended September 30, 2026, we reclassified gains of $0.6 million and $2.3 million, respectively, out of other comprehensive income (loss) into interest expense. During the three and nine months ended September 30, 2025, we reclassified gains of $1.0 million and $3.0 million, respectively. As of September 30, 2026, we estimate that during the next 12 months, we will reclassify into earnings approximately $1.9 million of the unrealized gain in other comprehensive income (loss).
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain (loss) on derivative instruments, net, in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2026 and 2025, gain (loss) on derivative instruments, net was $41.9 million, $77.6 million, $7.4 million and ($8.2) million, respectively.
During the three months ended September 30, 2026, four interest rate swaps with a total notional principal of $2.0 billion matured. Additionally, three of our existing interest rate swaps had a change in notional principal, resulting in a step-up of $250.0 million.
During the three months ended September 30, 2026, three interest rate caps with a total notional principal of $3.1 billion matured and we entered into four interest rate caps with a total notional principal of $2.9 billion. Additionally, two sold caps with a total notional principal of $2.5 billion matured and we entered into one sold cap with a notional principal of $2.5 billion.

During the three months ended June 30, 2026, five interest rate swaps with a total notional principal of $400.0 million matured.
The following tables summarize our derivative financial instruments (dollars in thousands):

	As of September 30, 2026
	Number of Instruments	Aggregate Notional Amount	Derivative Assets (included in Other assets, net)	Derivative Liabilities (included in Accrued liabilities and other)
			Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	8	$3,000,000	$77,448	$—
Interest rate caps	8	$4,252,418	$5,792	$—
Interest rate caps - sold	2	$3,034,698	$—	$(4,634)

	As of December 31, 2025
	Number of Instruments	Aggregate Notional Amount	Derivative Assets (included in Other assets, net)	Derivative Liabilities (included in Accrued liabilities and other)
			Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive-floating	17	$5,150,000	$9,487	$(14,006)
Interest rate caps	7	$4,493,720	$57	$—
Interest rate caps - sold	3	$3,000,000	$—	$(15)
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
The table below summarizes apartment community information regarding VIEs consolidated by AIR Operating Partnership:

	September 30, 2026	December 31, 2025
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	13	13
Apartment homes in communities owned by VIEs	4,542	4,542

Assets of our consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs’ are summarized in the table below (in thousands):

	September 30, 2026	December 31, 2025
ASSETS:
Net real estate	$813,763	$838,371
Cash and cash equivalents	51,662	15,696
Restricted cash	1,085	1,022
Other assets, net	21,390	20,698
LIABILITIES:
Non-recourse property debt, net (1)	$1,234,593	$1,227,877
Accrued liabilities and other	42,994	34,677
(1)During the nine months ended September 30, 2026, we placed an additional $52.4 million of non-recourse property debt. See Note 5 for discussion of our debt activity during the year.
Note 12 — Business Segments
We have two operating segments, Same Store and Other Real Estate, which have been aggregated into one reportable segment, Real Estate Operations. Our Same Store operating segment includes communities that are owned and managed by us, and have reached a stabilized level of operations for at least one year. As of September 30, 2026, there are no communities that meet the classification of Other Real Estate as the previous two communities are now classified within Same Store.
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
As of September 30, 2026, our Real Estate Operations segment included 64 apartment communities with 23,593 apartment homes.
The following tables present the total revenues, property management and operating expenses, proportionate property net operating income (loss), and income (loss) before income tax benefit (expense) of our segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2026 (in thousands):

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended September 30, 2026:
Total revenues	$176,973	$13,612	$190,585
Property management and operating expenses	64,884	7,461	72,345
Other operating expenses not allocated to segments (2)	—	103,502	103,502
Total operating expenses	64,884	110,963	175,847
Proportionate property net operating income (loss)	112,089	(97,351)	14,738
Other items included in income (loss) before income tax benefit (expense) (3)	—	113,541	113,541
Income (loss) before income tax benefit (expense)	$112,089	$16,190	$128,279

	Real Estate Operations	Corporate and Other (1)	Consolidated
Nine Months Ended September 30, 2026:
Total revenues	$535,777	$42,421	$578,198
Property management and operating expenses	187,967	25,541	213,508
Other operating expenses not allocated to segments (2)	—	307,393	307,393
Total operating expenses	187,967	332,934	520,901
Proportionate property net operating income (loss)	347,810	(290,513)	57,297
Other items included in income (loss) before income tax benefit (expense) (3)	(6,136)	8,030	1,894
Income (loss) before income tax benefit (expense)	$341,674	$(282,483)	$59,191

	Real Estate Operations	Corporate and Other (1)	Consolidated
Three Months Ended September 30, 2025:
Total revenues	$174,512	$19,042	$193,554
Property management and operating expenses	64,858	7,031	71,889
Other operating expenses not allocated to segments (2)	—	98,622	98,622
Total operating expenses	64,858	105,653	170,511
Proportionate property net operating income (loss)	109,654	(86,611)	23,043
Other items included in income (loss) before income tax benefit (expense) (3)	—	(84,899)	(84,899)
Income (loss) before income tax benefit (expense)	$109,654	$(171,510)	$(61,856)

	Real Estate Operations	Corporate and Other (1)	Consolidated
Nine Months Ended September 30, 2025:
Total revenues	$525,707	$71,796	$597,503
Property management and operating expenses	183,530	29,027	212,557
Other operating expenses not allocated to segments (2)	—	287,179	287,179
Total operating expenses	183,530	316,206	499,736
Proportionate property net operating income (loss)	342,177	(244,410)	97,767
Other items included in income (loss) before income tax benefit (expense) (3)	—	(39,137)	(39,137)
Income (loss) before income tax benefit (expense)	$342,177	$(283,547)	$58,630
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

Property management and operating expenses are comprised of operating expenses, property management expenses charged to the properties, real estate taxes, insurance, and ground lease expense. The following table presents total property management and operating expenses, by type, that has been allocated to our Real Estate Operations segment on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2026 (in thousands):

	Real Estate Operations
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating expenses (1)	$37,225	$36,016	$101,790	$96,352
Property management expense	4,928	4,864	14,924	14,615
Real estate taxes	16,986	17,819	52,649	53,504
Insurance	3,989	4,490	13,444	14,028
Ground lease expense	1,756	1,669	5,160	5,031
Property management and operating expenses	$64,884	$64,858	$187,967	$183,530
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“report”) contains information that is forward-looking, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding dispositions and the use of proceeds thereof; the availability and cost of debt; our ability to comply with debt covenants; the payment of distributions in the future; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and are subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: our dependence on, and relationship with, Blackstone Inc. (“Blackstone”) and its affiliates, which may have interests that conflict with ours; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, immigration, recession, and trade policies; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of the AIR Operating Partnership to hire and retain key personnel; the AIR Operating Partnership’s ability to maintain current or meet projected occupancy, rental rate, and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; our ability to fund future distributions; the risk that earnings may not be sufficient to maintain compliance with debt covenants; our net asset value (“NAV”) calculations; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR Operating Partnership; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; and those other risks and uncertainties are described in this report, as well as the section entitled “Risk Factors” in Item 1A of the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, and subsequent filings with the Securities and Exchange Commission (“SEC”).
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
Executive Overview
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in nine states and the District of Columbia. As of September 30, 2026, our portfolio included 65 apartment communities with 23,943 apartment homes, in which we held an average ownership of approximately 82%.

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
Financial Highlights
Net income attributable to our common unitholders per unit, on a dilutive basis, was $0.83 for the three months ended September 30, 2026, which reflects an increase from net loss of ($0.42) for the three months ended September 30, 2025, due primarily to:
•Gains on dispositions of real estate in the current year;
•Increased unrealized gains on derivative instruments attributable to mark-to-market adjustments on interest rate swaps and caps;
•Decreased interest expense due to debt repayments from apartment community sales; and
•Increased Same Store property NOI due to higher residential rental rates and a higher Average Daily Occupancy (“ADO”).
Results of Operations for the Three and Nine Months Ended September 30, 2026, Compared to 2025
Real Estate Operations
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
For the three months ended September 30, 2026, compared to 2025, our proportionate property NOI increased by $2.4 million, or 2.2%. Within proportionate property NOI, revenues increased by $2.5 million, or 1.4%, primarily attributable to a 1.1% increase in residential net rental income driven by a 0.7% increase in residential rents and a 0.4% increase in ADO. The remaining revenue growth was attributable to increased utility reimbursements. Property management and operating expenses remained relatively flat.
For the nine months ended September 30, 2026, compared to 2025, our proportionate property NOI increased by $5.6 million, or 1.6%. Within proportionate property NOI, revenues increased by $10.1 million, or 1.9%, primarily attributable to a 1.2% increase in residential net rental income driven by a 1.4% increase in residential rents, offset partially by a 0.2% decrease in ADO. The remaining revenue growth was attributable to increased utility reimbursements and growth in ancillary revenues. Property management and operating expenses increased by $4.4 million, or 2.4%, primarily attributable to higher utility, renters insurance, and personnel expenses, offset partially by lower real estate taxes and insurance expense.

Corporate & Other
Total Income (loss) before income tax benefit (expense) for Corporate and Other contains the results from our apartment communities sold or held for sale, which we do not allocate to our operating segments for purposes of evaluating performance. Also included in Corporate and Other are third-party property management revenues, the financial impacts of casualty losses, indirect offsite costs associated with property general and administrative expenses, depreciation and amortization expense, and interest expense and income.
Total revenues and property management and operating expenses
Non-segment real estate operations includes property management revenue, the results of apartment communities sold or held for sale, corporate property management expenses, and indirect offsite costs.
For the three and nine months ended September 30, 2026, compared to 2025, non-segment real estate operations decreased by $6.7 million and $28.3 million, respectively, due primarily to a reduction in NOI from sold properties and an increase in small casualty claims.
Other expenses, net
Other expenses, net, includes legal costs, partnership administration expenses, ground lease expense, political contributions, and certain non-recurring items.
For the three and nine months ended September 30, 2026, compared to 2025, other expenses, net increased by $11.5 million and $30.9 million, respectively, due primarily to increased legal costs and certain other non-recurring costs associated with expanding property management services, which costs are generally reimbursed to AIR. For the nine month period, the increase is further driven by the write-off of costs associated with abandoned redevelopment projects and increased political contributions.
Interest income
For the three and nine months ended September 30, 2026, compared to 2025, interest income decreased by $2.5 million and $8.4 million, respectively, due primarily to lower funds held in short-term liquid investments.
Interest expense
For the three and nine months ended September 30, 2026, compared to 2025, interest expense decreased by $14.4 million and $37.3 million, respectively, due primarily to a decrease in recourse property debt attributable to communities sold during 2025 and 2026 and lower interest rates on outstanding variable-rate debt in 2026 compared to 2025.
Gain on dispositions of real estate
During the nine months ended September 30, 2026, we recognized $151.2 million of gain on dispositions of real estate due primarily to the sale of two apartment communities in the third quarter. We did not recognize any gains on dispositions of real estate in the second quarter as one apartment community was sold at its carrying value.
During the nine months ended September 30, 2025, we recognized $241.4 million of gain on dispositions of real estate due primarily to the sale of five apartment communities.
Loss on impairment of real estate
During the nine months ended September 30, 2026, we recognized $2.0 million of loss on impairment of real estate due to the evaluation of the expected hold period and likelihood of sale of one apartment community, which resulted in the reduction of the carrying value to its estimated fair value. The apartment community was sold at its carrying value during the second quarter.

Loss on impairment of goodwill
During the nine months ended September 30, 2026, we recognized $6.1 million of loss on impairment of goodwill related to our Other Real Estate operating segment. As of June 30, 2026, there were no communities classified within Other Real Estate, as the two remaining communities previously included were reclassified to Same Store. As a result, the goodwill assigned to Other Real Estate was determined to be fully impaired.
Gain (loss) on derivative instruments, net
During the three and nine months ended September 30, 2026, compared to 2025, gain (loss) on derivative instruments, net increased by $34.5 million and $85.8 million, respectively, due primarily to the mark-to-market valuation changes in interest rate swaps and interest rate caps, net during the period.
Income (loss) from unconsolidated real estate partnerships
For the nine months ended September 30, 2026, compared to 2025, income (loss) from unconsolidated real estate partnerships increased by $22.7 million due primarily to the gain on the disposition of two apartment communities in the Virginia JV in January 2026 and May 2026.
Net Asset Value
The NAV of the common OP Unit is determined by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, appropriate based on the valuation policy furnished as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2024.
During the quarter ended September 30, 2026, the NAV of the common OP Units for purposes of redemption, as adjusted for special distributions was $30.19. As of September 30, 2026, the NAV of the common OP Units for purposes of redemption was determined to be $28.72 per common OP Unit, which will be the basis for the NAV through the quarter ending December 31, 2026, adjusted for any distributions or material changes.
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
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations and funding from our General Partner and Special Limited Partner. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt and borrowings under new property debt. As of September 30, 2026, our cash and cash equivalents and restricted cash was $187.8 million.
We have $37.3 million remaining in outstanding non-recourse property debt maturing through the fourth quarter of 2027. Based on current market conditions, we expect to refinance the maturing debt with new non-recourse property debt; however, if unforeseen market conditions occur, we expect to have sufficient cash and cash equivalents on hand to repay all debt with a maturity date through the fourth quarter of 2027.

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
The combination of non-recourse debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. As of September 30, 2026, the weighted-average remaining term to maturity for our total leverage, inclusive of extension options, was 3.8 years with a weighted-average interest rate of 5.4%, after consideration of our interest rate swaps and interest rate caps.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities was $91.3 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, derivative activity, and changes in working capital. Cash provided by operating activities for the nine months ended September 30, 2026, decreased $16.6 million compared to the same period in 2025, due primarily to a reduction in NOI from sold properties and higher legal expenses.
Investing Activities
For the nine months ended September 30, 2026 and 2025, our net cash provided by investing activities of $433.5 million and $162.3 million, respectively, consisted primarily of proceeds from the dispositions of real estate and unconsolidated real estate partnerships, partially offset by capital expenditures.
Capital expenditures totaled $53.2 million and $93.1 million during the nine months ended September 30, 2026 and 2025, respectively. Of these amounts, expenditures anticipated to increase our rental revenues, which include kitchen and bath remodeling and investments in more durable, longer-lived materials, were $21.8 million and $45.8 million, respectively.
Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities of $709.4 million consisted primarily of payments of distributions to the holders of common OP Units, and principal payments, repayments, and paydowns of non-recourse property debt, partially offset by proceeds from non-recourse property debt.
For the nine months ended September 30, 2025, net cash used in financing activities of $474.0 million consisted primarily of principal payments, repayments, and paydowns of non-recourse property debt, payments of distributions to common unitholders, including merger-related distributions, and distributions to noncontrolling interests from disposition and debt refinancing proceeds.
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
As of September 30, 2026, on a consolidated basis, we had $1.5 billion of non-recourse fixed-rate property debt and $3.9 billion of non-recourse variable-rate property debt outstanding. As of September 30, 2026, all outstanding variable-rate property debt was economically hedged by interest rate swaps and interest rate caps. These derivative instruments reduce or cap the entirety of our variable-rate exposure at a weighted-average rate of 6.3%. As of September 30, 2026, the capped rate on our interest rate caps is above the prevailing market rate.
After consideration of all outstanding interest rate swaps and our interest rate caps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase net income (loss) by $9.9 million or ($5.3) million, respectively, on an annual basis.
As of September 30, 2026, we had $187.8 million of cash and cash equivalents and restricted cash, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above. As a result, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest income by $0.5 million on an annual basis.
After consideration of the interest rate swaps, interest rate caps, and cash and cash equivalents and restricted cash described above, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase net income (loss) by $9.4 million or ($4.8) million, respectively, on an annual basis.
We estimate the fair value of debt instruments as described in Note 9 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse fixed-rate and variable-rate property debt was approximately $5.4 billion as of September 30, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The AIR Operating Partnership’s management, with the participation of our co-principal executive officers and co-principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”)) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our co-principal executive officers and co-principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue any unregistered OP units during the three months ended September 30, 2026.
Repurchases of Equity Securities
The Partnership Agreement generally provides that after holding common OP Units for one year, limited partners have the right to redeem their common OP Units for cash. The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
July 1 - July 31, 2026	3,556	$30.17	N/A	N/A
August 1 - August 31, 2026 (2)	735	$29.86	N/A	N/A
September 1 - September 30, 2026 (2)	3,218	$29.36	N/A	N/A
Total	7,509	$29.79
(1)The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, we have no publicly announced plans or programs of repurchase.
(2)After consideration of the July and September 2026 distributions, the average price paid per unit equates to AIR Operating Partnership’s net asset value of $30.17 and $30.19, respectively, during the redemption period.
For additional information regarding the calculation of NAV, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2.
ITEM 5. OTHER INFORMATION
New CMBS Loan
On November 6, 2026, $3.2 billion of non-recourse, variable-rate property debt, comprised of $2.2 billion from the CMBS 1 Loan and $1.0 billion from the CMBS 2 Loan (as defined in Item 16 of the AIR Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024), was refinanced to two separate loans. The first loan consists of $3.3 billion non-recourse, variable-rate property debt (the “New CMBS Loan”). The initial interest rate on the New CMBS Loan is equal to one-month term SOFR, plus a margin rate of 2.04%, for an initial rate of 5.95%. The New CMBS Loan is scheduled to mature on November 9, 2028, with three one-year extension options, subject to certain conditions. Other material terms of the New CMBS Loan remain unchanged. The second loan consists of $97.7 million non-recourse, variable-rate property debt (the “New Bridge Loan”). The initial interest rate on the New Bridge Loan is equal to one-month term SOFR, plus a margin rate of 1.75%, for an initial rate of 5.66%. The New Bridge Loan is scheduled to mature on November 9, 2028, with three one-year extension options, subject to certain conditions.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the loan agreement governing the New CMBS Loan, which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.
Board of Directors Update
On November 11, 2026, in connection with his recent departure from Blackstone to pursue another opportunity, Scott McCallum resigned as a director of the Board of Directors of Apartment Income REIT LLC (with Apartment Income REIT LLC as the sole member of the sole member of the General Partner) and the Board of Directors was reduced to four members. Mr. McCallum’s departure is not the result of any disagreement with the Operating Partnership or Blackstone on any matter relating to strategy, operations, performance, policies, practices, or otherwise.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1
Amendment to Certificate of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

3.2
Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q dated May 4, 2022 is incorporated herein by this reference)

3.3
Amendment No. 1 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P., dated June 25, 2024 (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on June 25, 2024 is incorporated herein by this reference)

3.4
Amendment No. 2 to the Seventh Amended and Restated Agreement of Limited Partnership of Apartment Income REIT, L.P. (Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on July 1, 2024 is incorporated herein by this reference)

10.1
Loan Agreement, dated as of November 6, 2026, among Goldman Sachs Bank USA, Bank of America, N.A., Royal Bank of Canada, Barclays Capital Real Estate Inc., JPMorgan Chase Bank, National Association, The Bank of Nova Scotia, and Citi Real Estate Funding Inc., collectively, as the lenders, and the borrower entities identified on Exhibit A attached thereto, as the borrowers.

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

101
The following materials from the AIR Operating Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of partners’ capital (deficit); (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: November 11, 2026